Form 10-Q
period 1996-06-30
TOWER AUTOMOTIVE INC
filed 1996-08-06
CIK 925548

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ______________________________


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

                         Commission file number 0-24644

                             TOWER AUTOMOTIVE, INC.

             (Exact name of Registrant as specified in its charter)

                DELAWARE                               41-1746238
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)
             4508 IDS CENTER                              55402
         MINNEAPOLIS, MINNESOTA                        (Zip Code)
(Address of principal executive offices)

                                 (612) 342-2310
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

               Yes  X                             No
                   ---                               ---

The number of shares outstanding of the Registrant's common stock, par value $.01 per share, at July 15, 1996 was 13,969,951 shares.

ITEM 1 - FINANCIAL INFORMATION

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                                                       Three Months Ended June 30,
                                                                    --------------------------------

                                                                        1996                1995
                                                                    ------------        ------------
                                                                                (Note 4)
Revenues                                                            $     96,521        $     55,175

Cost of sales                                                             81,170              45,486
                                                                    ------------        ------------
     Gross profit                                                         15,351               9,689

Selling, general and administrative expenses                               4,569               3,731

Amortization expense                                                         475                 300
                                                                    ------------        ------------
     Operating income                                                     10,307               5,658

Interest expense, net                                                      1,465                 383
                                                                    ------------        ------------
     Income before provision for income taxes                              8,842               5,275

Provision for income taxes                                                 3,540               2,215
                                                                    ------------        ------------
     Net income                                                     $      5,302        $      3,060
                                                                    ------------        ------------
                                                                    ------------        ------------
     Net income applicable to common
         stockholders                                               $      5,340        $      3,104
                                                                    ------------        ------------
                                                                    ------------        ------------
     Net income per common and common
         equivalent share                                           $       0.44        $       0.27
                                                                    ------------        ------------
                                                                    ------------        ------------

     Weighted average common and common
         equivalent shares outstanding                                    12,275              11,679
                                                                    ------------        ------------
                                                                    ------------        ------------

           The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                                                        Six Months Ended June 30,
                                                                    --------------------------------
                                                                         1996                1995
                                                                    ------------        ------------
                                                                                (Note 4)
Revenues                                                            $    165,442        $    113,598

Cost of sales                                                            139,576              94,213
                                                                    ------------        ------------
     Gross profit                                                         25,866              19,385

Selling, general and administrative expenses                               8,083               7,317

Amortization expense                                                         850                 600
                                                                    ------------        ------------
     Operating income                                                     16,933              11,468

Interest expense, net                                                      2,773                 692
                                                                    ------------        ------------
     Income before provision for income taxes                             14,160              10,776

Provision for income taxes                                                 5,670               4,420
                                                                    ------------        ------------
     Net income                                                     $      8,490        $      6,356
                                                                    ------------        ------------
                                                                    ------------        ------------
     Net income applicable to common
         stockholders                                               $      8,572        $      6,444
                                                                    ------------        ------------
                                                                    ------------        ------------
     Net income per common and common
         equivalent share                                           $       0.71        $       0.55
                                                                    ------------        ------------
                                                                    ------------        ------------
     Weighted average common and common
         equivalent shares outstanding                                    12,004              11,678
                                                                    ------------        ------------
                                                                    ------------        ------------

           The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                                      June 30,          December 31,
                      Assets                                            1996                1995
- --------------------------------------------------                  ------------        ------------
                                                                     (unaudited)
Current assets:
     Cash and cash equivalents                                      $     54,273        $        957
     Accounts receivable                                                  71,197              39,133
     Inventories                                                          22,170              11,398
     Other current assets                                                  9,353              10,338
                                                                    ------------        ------------
          Total current assets                                           156,993              61,826

Property, plant and equipment, net                                       150,199              87,587

Restricted cash                                                           10,333              14,385

Goodwill and other intangible assets, net                                 87,704              45,678
                                                                    ------------        ------------

                                                                    $    405,229        $    209,476
                                                                    ------------        ------------
                                                                    ------------        ------------
     Liabilities and Stockholders' Investment
- --------------------------------------------------
Current liabilities:
     Current maturities of long-term debt                           $        724        $        779
     Accounts payable                                                     46,901              19,022
     Accrued liabilities                                                  21,064               9,780
                                                                    ------------        ------------
          Total current liabilities                                       68,689              29,581

Long-term debt, net of current maturities                                135,858              70,300
Other noncurrent liabilities                                              36,661              24,010
                                                                    ------------        ------------
Stockholders' investment:
     Preferred stock                                                         --                  --
     Common stock                                                            140                 108
     Warrants to acquire common stock                                      2,000                 --
     Additional paid-in capital                                          131,163              63,461
     Retained earnings                                                    31,003              22,513
     Subscriptions receivable                                               (285)               (497)
                                                                    ------------        ------------
          Total stockholders' investment                                 164,021              85,585
                                                                    ------------        ------------
                                                                    $    405,229        $    209,476
                                                                    ------------        ------------
                                                                    ------------        ------------

      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                         Six Months Ended June 30,
                                                                    --------------------------------
                                                                         1996               1995
                                                                    ------------        ------------
OPERATING ACTIVITIES:
     Net income                                                     $      8,490        $      6,356
     Adjustments to reconcile net income to
          net cash provided by operating activities -
               Depreciation and amortization                               5,739               3,183
               Changes in other operating items                            5,412               3,007
                                                                    ------------        ------------
          Net cash provided by operating activities                       19,641              12,546
                                                                    ------------        ------------
INVESTING ACTIVITIES:
     Acquisitions, net of cash acquired                                  (80,303)                -
     Capital expenditures, net                                            (4,279)            (13,536)
     Change in restricted cash                                             4,052              (8,522)
                                                                    ------------        ------------
          Net cash used in investing activities                          (80,530)            (22,058)
                                                                    ------------        ------------
FINANCING ACTIVITIES:
     Proceeds from borrowings                                            191,833             109,486
     Repayment of debt                                                  (124,323)            (98,789)
     Net proceeds from public stock offering                              46,350                 -
     Proceeds from issuance of stock                                         133                 -
     Other, net                                                              212                (810)
                                                                    ------------        ------------
          Net cash provided by financing activities                      114,205               9,887
                                                                    ------------        ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                   53,316                 375

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                     957                  55
                                                                    ------------        ------------
     End of period                                                  $     54,273        $        430
                                                                    ------------        ------------
                                                                    ------------        ------------

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying condensed consolidated financial statements have been prepared by Tower Automotive, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.
     The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1995 Annual Report to Stockholders. Certain amounts previously reported in the June 30, 1995 statement of operations have been reclassified to conform to the June 30, 1996 presentation. These reclassifications had no effect on previously reported operating income or net income.

     Revenues and operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2. On June 20, 1996, the Company completed an offering of 2,000,000 shares of Common Stock at an offering price of $24.50 per share (the "Offering"). A portion of the net proceeds from this Offering of approximately $46 million were used by the Company to retire borrowings under its secured credit agreement. The remaining proceeds will be used for other general corporate purposes that may include repayment of other indebtedness, potential acquisitions or capital expenditures. On July 24, 1996, the Company issued an additional 232,900 shares of Common Stock pursuant to the underwriters' over-allotment option for net proceeds of approximately $5 million.

3.   Inventories consisted of the following (in thousands):

                                  June 30, 1996          Dec. 31, 1995
                              --------------------     ------------------
          Raw materials       $            10,948      $           4,836
          Work in process                   6,089                  3,431
          Finished goods                    5,133                  3,131
                              --------------------     ------------------
                              $            22,170      $          11,398
                              --------------------     ------------------
                              --------------------     ------------------

4. On May 31, 1996, the Company acquired all of the outstanding common stock of MascoTech Stamping Technologies, Inc. (MSTI), a wholly owned subsidiary of MascoTech, Inc. Consideration consisted of $55 million in cash, 785,000 shares of Common Stock and warrants to acquire 200,000 shares of Common Stock at an exercise price of $18 per share. The Company will make additional payments to MascoTech if certain operating targets are achieved by the MSTI facilities in the first three years following the acquisition. MSTI manufactures metal stampings and assemblies for the North American automotive industry from facilities in Ohio, Indiana and Michigan. MSTI has annual revenues of approximately $160 million. The cash portion of the purchase price was financed with proceeds from borrowings under Senior Notes (See Note 5).

     On January 16, 1996, the Company acquired all of the outstanding common stock of Trylon Corporation (Trylon) for total consideration, including transaction costs, of approximately $25 million. Trylon manufactures metal stampings and assemblies for the North American automotive industry from four facilities in Traverse City, Michigan. The acquisition was financed with borrowings under a $25 million term loan.

     The acquisitions of MSTI and Trylon have been accounted for as purchases and, accordingly, the assets and liabilities have been recorded based upon preliminary estimates of fair value as of the dates of acquisition. The Company does not believe the final allocations of the purchase price will be materially different than the preliminary allocations. The purchase price in excess of the fair values of the net assets acquired is included in goodwill in the accompanying condensed consolidated balance sheets. Results of operations from MSTI and Trylon have been included in the accompanying condensed consolidated financial statements from the dates of acquisition. The accompanying unaudited consolidated pro forma results of operations for the six months ended June 30, 1996 and 1995 give effect to the Offering and the acquisitions of MSTI and Trylon as if they were completed at the beginning of the respective periods. The unaudited pro forma financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had occurred at such date or to project the Company's results of future operations (in thousands, except per share data):

                                                              Pro Forma
                                                       -------------------------
                                                       Six Months Ended June 30,
                                                          1996           1995
                                                       ----------     ----------
          Revenues                                     $  239,245     $  216,722
                                                       ----------     ----------
                                                       ----------     ----------
          Net income applicable to common
            stockholders                               $   11,883     $    9,058
                                                       ----------     ----------
                                                       ----------     ----------
          Weighted average common and common
            equivalent shares outstanding                  14,482         14,463
                                                       ----------     ----------
                                                       ----------     ----------
          Net income per common and common
            equivalent share                           $     0.82     $     0.63
                                                       ----------     ----------
                                                       ----------     ----------

5.   Long-term debt consisted of the following (in thousands):

                                                       June 30,    December 31,
                                                         1996          1995
                                                      ----------   ------------

          Revolving credit facility                   $   21,200     $   18,631
          Senior Notes                                    65,000            -
          Industrial development revenue
            bonds                                         47,365         47,365
          Convertible subordinated notes                   2,982          5,000
          Other                                               35             83
                                                      ----------     ----------
                                                         136,582         71,079
          Less-current maturities                           (724)          (779)
                                                      ----------     ----------
            Total long-term debt                      $  135,858     $   70,300
                                                       ----------     ----------
                                                       ----------     ----------



     In May 1996, the Company and its lenders amended the Credit Agreement in connection with the acquisition of MSTI. The amended Credit Agreement consists of a $75 million secured revolving credit facility which matures in January 2001 and bears interest at a prime-based rate or LIBOR plus a variable margin. Borrowings under the Credit Agreement are collateralized by all assets of the Company. During the third quarter of 1996 the Company expects to enter into a new five year credit agreement that will provide for unsecured borrowings of up to $75 million. The Company also expects the new credit agreement will contain less restrictive covenants and better pricing terms than the Credit Agreement.

     The Company financed the cash portion of the MSTI acquisition through the issuance in two series of Senior Notes having an aggregate principal amount of $65.0 million. The $40.0 million of Series A Senior Notes bear interest at 7.65%, have a final maturity on June 1, 2006 and require annual principal payments commencing on June 1, 2000 which continue every year thereafter until their final maturity. The $25.0 million of Series B Senior Notes bear interest at 7.82%, have a final maturity on June 1, 2008 and require annual principal payments commencing on June 1, 2004 which continue every year thereafter until their final maturity. The Senior Notes require the Company to make semi-annual interest payments commencing December 1, 1996. The Senior Notes are guaranteed by all of the Company's significant subsidiaries and are collateralized by all of the Company's assets. Pursuant to the terms of the Senior Notes, the Company may request release of the collateral after June 30, 1996 if certain conditions are met. The Company expects to request release of the collateral during the third quarter of 1996. Net proceeds from the sale of the Senior Notes in excess of the amounts used to finance the cash portion of the MSTI acquisition, together with borrowings under the revolving credit facility, were used to repay in full the remaining balance outstanding on the $25.0 million term loan incurred by the Company in connection with the acquisition of Trylon.

     In connection with the acquisition of Edgewood in May 1994, the Company issued $5.0 million in Convertible Subordinated notes, which are generally convertible any time into 823,874 shares of Common Stock. As of June 30, 1996, approximately $2.0 million of these notes had been converted into 332,529 shares of Common Stock.

6.   Supplemental cash flow information (in thousands):

                                       Three Months Ended June 30,    Six Months Ended June 30,
                                        -------------------------     -------------------------
                                           1996           1995           1996           1995
                                        ----------     ----------     ----------     ----------
     Cash paid for -
          Interest                          $1,899         $1,124         $3,035         $2,003
          Income taxes                       2,985          1,044          3,225          1,199

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1996 TO THE THREE MONTHS ENDED JUNE 30, 1995

REVENUES -- Revenues for the three months ended June 30, 1996 totaled $96.5 million compared to $55.2 million for the three months ended June 30, 1995, an increase of $41.3 million or 74.8%. Revenues for the 1996 period increased over the 1995 period due to new business awarded to the Company and the acquisitions of MSTI in May 1996 and Trylon in January 1996.

COST OF SALES -- Cost of sales as a percentage of revenues for the three months ended June 30, 1996 was 84.1% compared to 82.4% for the three months ended June 30, 1995. The decrease in gross margin was the result of inherent lower margins on the MSTI and Trylon business.

S, G & A EXPENSES -- Selling, general and administrative expenses increased from $3.7 million for the three months ended June 30, 1995 to $4.6 million for the three months ended June 30, 1996. The increase was due primarily to incremental costs associated with the Company's 1996 acquisitions and increased up front engineering costs. As a percentage of revenues, selling, general and administrative expenses were 4.7% for the three months ended June 30, 1996 compared to 6.8% for the three months ended June 30, 1995.

INTEREST EXPENSE -- Interest expense for the three months ended June 30, 1996 was $1.5 million compared to $383,000 for the three months ended June 30, 1995. The increase was due principally to increased borrowings incurred to fund the acquisitions of MSTI and Trylon offset by the application of the proceeds from the June 1996 offering of common stock (the "Offering").

INCOME TAXES -- The effective income tax rate was 40.0% for the three months ended June 30, 1996 and 42.0% for the three months ended June 30, 1995. The effective rates differed from the statutory rates primarily as a result of state taxes and non-deductible goodwill amortization.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 TO THE SIX MONTHS ENDED JUNE 30,
1995

REVENUES -- Revenues for the six months ended June 30, 1996 totaled $165.4 million compared to $113.6 million for the six months ended June 30, 1995, an increase of $51.8 million or 45.6%. Revenues for the 1996 period increased over the 1995 period due to new business awarded to the Company and the acquisitions of MSTI in May 1996 and Trylon in January 1996. These increases were partially offset by production decreases in the first quarter on key models served by the Company, including the Ford Escort, Villager, Econoline and the Chrysler LH line.

COST OF SALES -- Cost of sales as a percentage of revenues for the six months ended June 30, 1996 was 84.4% compared to 82.9% for the six months ended June 30, 1995. The decrease in gross margin was the result of inherent lower margins on the MSTI and Trylon business and fixed costs at the Company's Bardstown facility while the plant is ramping up and operating at less than full capacity, partially offset by operating efficiencies and enhanced productivity.

S, G & A EXPENSES -- Selling, general and administrative expenses increased from $7.3 million for the six months ended June 30, 1995 to $8.1 million for the six months ended June 30, 1996. The increase was due primarily to incremental costs associated with the Company's 1996 acquisitions. As a percentage of revenues, selling, general and administrative expenses were 4.9% for the six months ended June 30, 1996 compared to 6.4% for the six months ended June 30, 1995.

INTEREST EXPENSE -- Interest expense for the six months ended June 30, 1996 was $2.8 million compared to $692,000 for the six months ended June 30, 1995. The increase was due principally to increased borrowings incurred to fund the acquisitions of MSTI and Trylon partially offset by the application of the proceeds from the Offering.

INCOME TAXES -- The effective income tax rate was 40.0% for the six months ended June 30, 1996 and 41.0% for the six months ended June 30, 1995. The effective rates differed from the statutory rates primarily as a result of state taxes and non-deductible goodwill amortization.

SEASONALITY

The Company's performance is dependent on automotive vehicle production, which is seasonal in nature. The third calendar quarter is historically the weakest due to the impact of OEM plant shutdowns in July for vacation and model changeovers.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had $21.2 million outstanding under its Credit Agreement. The Company used a portion of the net proceeds from the Offering to repay borrowings under the Credit Agreement. In connection with the MSTI acquisition, the Company and its lenders amended the terms of the Credit Agreement to permit the acquisition and the related financing arrangements. The Credit Agreement, as amended, consists of a revolving credit facility with a committed amount of $75.0 million (subject to eligible accounts receivable and inventory, as defined in the Credit Agreement, which exceeded $75.0 million as of June 30, 1996). The Credit Agreement matures in January 2001 and bears interest at variable rates equal to, at the Company's option, either a prime-based rate or LIBOR plus a variable margin. The Credit Agreement is secured by substantially all of the assets of the Company and provides for the issuance of letters of credit to collateralize the outstanding IRBs.

At June 30, 1996, the Company also had $43.8 million of indebtedness outstanding pursuant to IRBs issued with the City of Bardstown, Kentucky. Proceeds from these IRBs were used to finance construction of a 240,000 square foot manufacturing facility and the related purchase of equipment. The Bardstown IRBs, which are due June 1, 2024 and March 1, 2025, are collateralized by a letter of credit. As of June 30, 1996, $34.7 million of the proceeds had been expended or committed for the first phase of the facility and related equipment. The unexpended proceeds from the Bardstown IRBs of $10.3 million at June 30, 1996, are invested in treasury securities and will be used to finance the second phase of the facility. These IRBs bear interest at a floating rate which is adjusted weekly as determined by the bond remarketing agent (5.5% at June 30, 1996 and 5.85% at December 31, 1995). The second phase of the facility, which includes the purchase and installation of additional processing equipment, is anticipated to be completed by the end of 1998.

At June 30, 1996, the Company had $3.6 million in outstanding indebtedness relating to IRBs issued in connection with the construction of its Auburn, Indiana plant. The Auburn IRBs are collateralized by a letter of credit, certain equipment and a mortgage on the Company's Auburn, Indiana plant. The Auburn IRBs are payable in annual installments of $720,000 through September 2000 and bear interest at a floating rate which is adjusted weekly as determined by the bond remarketing agent (3.45% at June 30, 1996 and 5.85% at December 31, 1995).

On January 16, 1996, the Company acquired all of the outstanding common stock of Trylon for total cash consideration, including transaction costs, of approximately $25 million. To finance the acquisition, the Company and its lenders amended the Credit Agreement to provide, among other things, a $25.0 million term loan, which was repaid in May 1996 using a portion of the proceeds from the sale of the Senior Notes and borrowings under the revolving credit facility.

On May 6, 1996, the Company agreed to assume production of certain parts previously manufactured at a non-acquired MascoTech facility and will make payments to MascoTech equal to 5% of the revenues to be derived by the Company during the first twelve months of production from each assumed purchase order resourced to the Company. The Company will also acquire selected inventory, tooling and production equipment used for such production at an estimated cost of approximately $6 million. The purchased assets will be transferred to the Company's existing facilities over the remainder of 1996.

On May 31, 1996, the Company purchased all of the outstanding common stock of MSTI from MascoTech for an aggregate purchase price of approximately $79 million (including payment of related fees and expenses). The aggregate consideration paid by the Company consisted of (i) 785,000 shares of Common Stock, (ii) $55.0 million in cash (subject to working capital adjustments), and (iii) warrants to purchase an aggregate of 200,000 shares of Common Stock at an exercise price of $18.00 per share. In addition, the Company issued a 7% promissory note in favor of MascoTech payable approximately one year following the acquisition in an aggregate principal amount of $5.0 million, which is subject to reduction based on the operating profits of the MSTI facilities for the 12 months following the acquisition. Pursuant to the terms of the acquisition, the Company is required to make additional payments to MascoTech if certain operating targets are achieved by the MSTI facilities in the first three years following the acquisition. If all such operating targets are met, the contingent payments and amounts paid under the promissory note will not exceed $30.0 million.

The Company financed the cash portion of the purchase price of MSTI through the issuance in two series of Senior Notes having an aggregate principal amount of $65.0 million. The $40.0 million of Series A Senior Notes have a final maturity on June 1, 2006 and require annual principal payments commencing on June 1, 2000 which continue every year thereafter until their final maturity. The $25.0 million of Series B Senior Notes have a final maturity on June 1, 2008 and require annual principal payments commencing on June 1, 2004 which continue every year thereafter until their final maturity. The Senior Notes require the Company to make semi-annual interest payments commencing December 1, 1996. The

Senior Notes are guaranteed by all of the Company's significant subsidiaries.

The Senior Notes rank PARI PASSU with the Company's other senior secured indebtedness and are ratably secured by the accounts receivable, inventory, owned personal property and certain real property of the Company. On or after June 30, 1996, at the Company's request, the collateral securing the Senior Notes will be released in the event that (i) the Company's other senior creditors which are, at that time, ratably secured by the collateral have given their approval to such a release, (ii) the Company's consolidated adjusted net worth is greater than $125.0 million and (iii) the Company has a consolidated funded debt to consolidated total capitalization of not greater than 50%. The Company expects to request that the collateral securing the Senior Notes be released during the third quarter of 1996. Net proceeds from the sale of the Senior Notes in excess of the amounts used to finance the cash portion of the MSTI acquisition were used, together with borrowings under the revolving credit facility, to repay in full the remaining balance outstanding on the $25.0 million term loan incurred by the Company in connection with the Trylon acquisition.

The Company expects to enter into a new credit agreement during the third quarter of 1996 which will provide for borrowings of up to $75 million and have a scheduled maturity in June 2001. The Company expects the new credit agreement will be unsecured and will generally contain less restrictive covenants and better pricing terms than the Credit Agreement.

During the six months ended June 30, 1996, the Company generated $19.6 million of cash from operations which was used to partially fund capital expenditures.

The Company has made substantial investments in manufacturing technology and product design capability to support its products. Capital expenditures were $4.3 million for the six months ended June 30, 1996 and $13.5 million in the comparable period of 1995. The Company currently has budgeted approximately $7.3 million for capital expenditures in the remaining months of 1996 and $24.5 million for 1997, primarily for equipment and dedicated tooling purchases. Capital expenditures in 1996 and 1997 are expected to be financed either with cash generated from operations or borrowings under the new credit agreement.

The Company believes the borrowing availability under its Credit Agreement, together with funds generated by operations and the remaining net proceeds from the Offering, should provide the Company with the liquidity and capital resources to pursue its business strategy through 1996, with respect to working capital, capital expenditures and other operating needs. To fund additional acquisitions, the Company may have to arrange for additional financing. Under present conditions, management does not believe access to funds will restrict its ability to pursue its acquisition strategy.

EFFECTS OF INFLATION

Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. Management believes that inflation has impacted the Company's business over the past 18 months because of rising labor costs and raw material costs, principally steel. Certain of the Company's contracts with customers provide that increases in the Company's cost of raw materials may be passed through to the customer, subject to certain limitations.

                           PART II.  OTHER INFORMATION

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES




Item 1.   Legal Proceedings:

          None

Item 2.   Change in Securities:

          None

Item 3.   Defaults Upon Senior Securities:

          None

Item 4.   Submission of Matters to a Vote of Security Holders:

          The registrant held its Annual Meeting of Stockholders on May 14, 1996. Proxies for the meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement, and all such nominees (S.A. Johnson, Adrian Vander Starre, Dugald K. Campbell, James R. Lozelle, Scott D. Rued, W.H. Clement, Eric J. Rosen, Matthew O. Diggs, F.J. Loughrey and Kim B. Clark) were elected. Of the 8,933,319 shares voted, at least 8,791,944 shares granted authority to vote for these directors and no more than 141,375 abstaining votes were cast.

          The adoption of the Independent Director Stock Option Plan was approved by the stockholders. A total of 8,855,471 affirmative votes, 75,846 negative votes and 2,002 abstaining votes were cast.

          The retention of Arthur Andersen LLP as auditors was approved by the stockholders. A total of 8,924,844 affirmative votes, 5,600 negative votes and 2,875 abstaining votes were cast.

Item 5.   Other Information:

          None

Item 6.   Exhibits and Reports on Form 8-K:

          (a)  Exhibits:                                              Sequential
                                                                     Page Number
                                                                     -----------


               11   Statements of Computation of Earnings Per Share       17
                    For the Three and Six Months Ended June 30, 1996 and 1995.

          (b) During the quarter for which is report is filed, the Company filed Form 8-K Current Reports with the Securities and Exchange Commission as follows:

               1.   FORM 8-K CURRENT REPORT

                    On May 31, 1996, the Company filed Form 8-K reporting under
                    Item 2 of that Report the acquisition of MascoTech Stamping Technologies, Inc. on May 31, 1996. The Report was amended June 4, 1996.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TOWER AUTOMOTIVE, INC.


Date:  August 6, 1996              By   /s/ Anthony A. Barone
                                        ----------------------------------------
                                        Anthony A. Barone
                                        Vice President, Chief Financial Officer
                                        (principal accounting and financial
                                        officer)