Form 10-Q
period 1996-09-30
TOWER AUTOMOTIVE INC
filed 1996-11-05
CIK 925548

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                            ------------------------------

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1996

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

The number of shares outstanding of the Registrant's common stock, par value $.01 per share, at October 15, 1996 was 14,225,553 shares.

ITEM 1 - FINANCIAL INFORMATION

                       TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             (Amounts in Thousands Except per Share Amounts - Unaudited)

                                            Three Months Ended September 30,
                                            --------------------------------
                                                1996                1995
                                            -------------       ------------
                                                       (Note 4)

Revenues                                    $   114,583         $   51,166

Cost of sales                                    97,542             43,154
                                             -------------       ------------

   Gross profit                                  17,041              8,012

Selling, general and administrative
  expenses                                        6,211              3,586

Amortization expense                                675                300
                                             -------------       ------------

   Operating income                              10,155              4,126

Interest expense, net                             1,529                376
                                             -------------       ------------

   Income before provision for income taxes       8,626              3,750

Provision for income taxes                        3,390              1,500
                                             -------------       ------------

   Net income                               $     5,236         $    2,250
                                             -------------       ------------
                                             -------------       ------------

   Net income applicable to common
     stockholders                           $     5,261         $    2,294
                                             -------------       ------------
                                             -------------       ------------

   Net income per common and common
     equivalent share                       $      0.36         $     0.20
                                             -------------       ------------
                                             -------------       ------------

   Weighted average common and common
     equivalent shares outstanding               14,764             11,712
                                             -------------       ------------
                                             -------------       ------------

                     The accompanying notes are an integral part of these condensed consolidated statements.

                       TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             (Amounts in Thousands Except per Share Amounts - Unaudited)

                                            Nine Months Ended September 30,
                                            -------------------------------
                                                 1996                1995
                                            -------------       -----------
                                                        (Note 4)

Revenues                                    $   280,025         $  164,764

Cost of sales                                   237,118            137,367
                                             -------------       ------------

   Gross profit                                  42,907             27,397

Selling, general and administrative expenses     14,294             10,903

Amortization expense                              1,525                900
                                             -------------       ------------

   Operating income                              27,088             15,594

Interest expense, net                             4,302              1,068
                                             -------------       ------------

   Income before provision for income taxes      22,786             14,526

Provision for income taxes                        9,060              5,920
                                             -------------       ------------

   Net income                               $    13,726         $    8,606
                                             -------------       ------------
                                             -------------       ------------

   Net income applicable to common
     stockholders                           $    13,833         $    8,738
                                             -------------       ------------
                                             -------------       ------------

   Net income per common and common
     equivalent share                       $      1.07         $     0.75
                                             -------------       ------------
                                             -------------       ------------

   Weighted average common and common
     equivalent shares outstanding               12,924             11,689
                                             -------------       ------------
                                             -------------       ------------


                    The accompanying notes are an integral part of
                       these condensed consolidated statements.

                       TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                (Amounts in Thousands)

                                            September 30,       December 31,
              Assets                             1996               1995
----------------------------------------     -------------       ------------
                                             (unaudited)
Current assets:
   Cash and cash equivalents                 $   38,534          $     957
   Accounts receivable                           70,071             39,133
   Inventories                                   24,094             11,398
   Other current assets                          12,055             10,338
                                             -------------       ------------

     Total current assets                       144,754             61,826

Property, plant and equipment, net              152,433             87,587

Restricted cash                                  10,486             14,385

Goodwill and other intangible assets, net        99,205             45,678
                                             -------------       ------------

                                             $  406,878         $  209,476
                                             -------------       ------------
                                             -------------       ------------
Liabilities and Stockholders' Investment
----------------------------------------

Current liabilities:
   Current maturities of long-term debt          $  723             $  779
   Accounts payable                              44,554             19,022
   Accrued liabilities                           29,915              9,780
                                             -------------       ------------

     Total current liabilities                   75,192             29,581

Long-term debt, net of current maturities       113,771             70,300
Other noncurrent liabilities                     43,367             24,010
                                             -------------       ------------
Stockholders' investment:
   Preferred stock                                   --               --
   Common stock                                     142                108
   Warrants to acquire common stock               2,000               --
   Additional paid-in capital                   136,342             63,461
   Retained earnings                             36,239             22,513
   Subscriptions receivable                       (175)               (497)
                                             -------------       ------------

     Total stockholders' investment             174,548             85,585
                                             -------------       ------------

                                             $  406,878         $  209,476
                                             -------------       ------------
                                             -------------       ------------

                 The accompanying notes are an integral part of these
                        condensed consolidated balance sheets.

                       TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                      1996              1995
                                                     ----------       ---------


OPERATING ACTIVITIES:
   Net income                                       $  13,726        $  8,606
   Adjustments to reconcile net income to
     net cash provided by operating activities -
      Depreciation and amortization                     9,658           4,785
       Changes in other operating items                 2,925          (3,888)

                                                     ----------       ---------
     Net cash provided by operating activities         26,309           9,503
                                                     ----------       ---------

INVESTING ACTIVITIES:
   Acquisitions, net of cash acquired                (80,170)             -
   Capital expenditures, net                          (9,870)         (18,806)
   Change in restricted cash                            3,899          (7,727)
                                                     ----------       ---------

     Net cash used in investing activities           (86,141)         (26,533)
                                                     ----------       ---------

FINANCING ACTIVITIES:
   Proceeds from borrowings                           197,813         146,522
   Repayment of debt                                (152,228)        (124,743)
   Net proceeds from public stock offering             51,293             -
   Proceeds from issuance of stock                        209             -
   Other, net                                             322            (908)
                                                     ----------       ---------

     Net cash provided by financing activities         97,409          20,871
                                                     ----------       ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                37,577           3,841

CASH AND CASH EQUIVALENTS:
   Beginning of period                                    957              55
                                                     ----------       ---------

   End of period                                    $  38,534        $  3,896
                                                     ----------       ---------
                                                     ----------       ---------

                 The accompanying notes are an integral part of these
                          condensed consolidated statements.

                       TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


1. The accompanying condensed consolidated financial statements have been prepared by Tower Automotive, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.
    The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1995 Annual Report to Stockholders. Certain amounts previously reported in the September 30, 1995 statement of operations have been reclassified to conform to the September 30, 1996 presentation. These reclassifications had no effect on previously reported operating income or net income.

    Revenues and operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2. On June 20, 1996, the Company completed an offering of 2,000,000 shares of Common Stock at an offering price of $24.50 per share (the "Offering"). A portion of the net proceeds from this Offering, of approximately $46 million, were used by the Company to retire borrowings under its secured credit agreement. The remaining proceeds will be used for other general corporate purposes that may include repayment of other indebtedness, potential acquisitions or capital expenditures. On July 24, 1996, the Company issued an additional 232,900 shares of Common Stock pursuant to the underwriters' over-allotment option for net proceeds of approximately $5 million.

3.  Inventories consisted of the following (in thousands):

                              Sept. 30, 1996      Dec. 31, 1995

                             ----------------    ---------------
         Raw materials        $       10,410      $       4,836
         Work-in-process               7,185              3,431
         Finished goods                6,499              3,131
                             ----------------    ---------------

                              $       24,094      $      11,398
                             ----------------    ---------------
                             ----------------    ---------------

4. On May 31, 1996, the Company acquired all of the outstanding common stock of MascoTech Stamping Technologies, Inc. (MSTI), a wholly owned subsidiary of MascoTech, Inc. (MascoTech). Consideration consisted of $55 million in cash, 785,000 shares of Common Stock and warrants to acquire 200,000 shares of Common Stock at an exercise price of $18 per share. The Company will make additional payments to MascoTech if certain operating targets are achieved by the MSTI facilities in the first three years following the acquisition. In addition, the Company issued a 7% promissory note in favor of MascoTech payable approximately one year following the acquisition in an aggregate principal amount of $5 million, which is subject to reduction based on the operating profits of the MSTI facilities for the 12 months following the acquisition. MSTI manufactures metal stampings and assemblies for the North American automotive industry from facilities in Ohio, Indiana and Michigan. The cash portion of the purchase price was financed with proceeds from borrowings under Senior Notes (See Note 5).

    On May 6, 1996, the Company agreed to assume production of certain parts previously manufactured at a non-acquired MascoTech facility and will make payments to MascoTech equal to 5% of the revenues to be derived by the Company during the first twelve months of production from each assumed purchase order resourced to the Company. The Company will also acquire selected inventory, tooling and production equipment used for such production at an estimated cost of approximately $6 million. The purchased assets will be transferred to the Company's existing facilities by the end of 1996.

    On January 16, 1996, the Company acquired all of the outstanding common stock of Trylon Corporation (Trylon) for total consideration, including transaction costs, of approximately $25 million. Trylon manufactures metal stampings and assemblies for the North American automotive industry from four facilities in Traverse City, Michigan. The acquisition was financed with borrowings under a $25 million term loan which was repaid in May 1996 using a portion of the proceeds of the sale of the Senior Notes (See Note
    5) and borrowings under the Company's revolving credit facility.

    The acquisitions of MSTI and Trylon have been accounted for as purchases and, accordingly, the assets and liabilities have been recorded based upon preliminary estimates of fair value as of the dates of acquisition. The Company does not believe the final allocations of the purchase price will be materially different than the preliminary allocations. The purchase price in excess of the fair values of the net assets acquired is included in goodwill in the accompanying condensed consolidated balance sheets. Results of operations from MSTI and Trylon have been included in the accompanying condensed consolidated financial statements from the dates of acquisition. The accompanying unaudited consolidated pro forma results of operations for the nine months ended September 30, 1996 and 1995 give effect to the Offering and the acquisitions of MSTI and Trylon as if they were completed at the beginning of the respective periods. The unaudited pro forma financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had occurred at such date or to project the Company's results of future operations (in thousands, except per share data):

                                                 Pro Forma Nine Months
                                                  Ended September 30,
                                           -------------------------------
                                               1996                1995
                                           -----------         -----------

Revenues                                   $  353,828          $  314,526
                                           -----------         -----------
                                           -----------         -----------

Net income applicable to common
   stockholders                            $   17,144           $  12,557
                                           -----------         -----------
                                           -----------         -----------

Weighted average common and common
   equivalent shares outstanding               14,773              14,474
                                           -----------         -----------
                                           -----------         -----------

Net income per common and common
   equivalent share                        $     1.16             $  0.87
                                           -----------         -----------
                                           -----------         -----------


5.  Long-term debt consisted of the following (in thousands):

                                         September 30,        December 31,
                                             1996                 1995
                                         -------------        ------------

   Revolving credit facility             $        -           $    18,631
   Senior Notes                                65,000                 -
   Industrial development revenue
     bonds                                     46,645              47,365
   Convertible subordinated notes               2,819               5,000
   Other                                           30                  83
                                         -------------        ------------
                                              114,494              71,079
Less-current maturities                          (723)               (779)
                                         ------------         ------------
   Total long-term debt                    $  113,771           $  70,300
                                         ------------         ------------
                                         ------------         ------------

    In September 1996, the Company and its lenders amended the Credit Agreement to consist of a $75 million unsecured revolving credit facility which matures in January 2001 and bears interest at a prime-based rate or LIBOR plus a variable margin. The amended Credit Agreement also provides for the issuance of up to $10 million in letters of credit. As of September 30, 1996, there were approximately $104,000 in letters of credit outstanding, principally related to the industrial development revenue bonds.

    The Company financed the cash portion of the MSTI acquisition through the issuance in two series of Senior Notes having an aggregate principal amount of $65 million. The $40 million of Series A Senior Notes bear interest at 7.65%, have a final maturity on June 1, 2006 and require annual principal payments commencing on June 1, 2000 which continue every year thereafter until their final maturity. The $25 million of Series B Senior Notes bear interest at 7.82%, have a final maturity on June 1, 2008 and require annual principal payments commencing on June 1, 2004 which continue every year thereafter until their final maturity. The Senior Notes require the Company to make semi-annual interest payments commencing December 1, 1996. Net proceeds from the sale of the Senior Notes in excess of the amounts used to finance the cash portion of the MSTI acquisition, together with borrowings under the revolving credit facility, were used to repay in full the remaining balance outstanding on the $25 million term loan incurred by the Company in connection with the acquisition of Trylon.

    In connection with the acquisition of Edgewood in May 1994, the Company issued $5.0 million in Convertible Subordinated Notes, which are generally convertible any time into 823,874 shares of Common Stock. As of September 30, 1996, approximately $2.2 million of these notes had been converted into 359,291 shares of Common Stock.

6.  Supplemental cash flow information (in thousands):




                    Three Months Ended September 30,  Nine Months Ended September 30,
                    --------------------------------  -------------------------------
                        1996             1995              1996             1995
                    --------------  ----------------  ---------------  --------------
Cash paid for -
    Interest               $1,460              $970           $4,495          $2,973
    Income taxes              900                25            4,125           1,224


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1996 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

REVENUES -- Revenues for the three months ended September 30, 1996 totaled $114.6 million compared to $51.2 million for the three months ended September 30, 1995, an increase of $63.4 million. Approximately $50 million of the increase in revenues is attributable to the acquisitions of MSTI in May 1996 and Trylon in January 1996. The remaining increase is due to new business awarded to the Company.

COST OF SALES -- Cost of sales as a percentage of revenues for the three months ended September 30, 1996 was 85.1% compared to 84.3% for the three months ended September 30, 1995. The decrease in gross margin was the result of inherent lower margins from the MSTI and Trylon business.

S, G & A EXPENSES -- Selling, general and administrative expenses increased from $3.6 million for the three months ended September 30, 1995 to $6.2 million for the three months ended September 30, 1996. The increase was due primarily to incremental costs associated with the Company's 1996 acquisitions and increased up front engineering costs. As a percentage of revenues, selling, general and administrative expenses were 5.4% for the three months ended September 30, 1996 compared to 7.0% for the three months ended September 30, 1995.

INTEREST EXPENSE -- Interest expense for the three months ended September 30, 1996 was $1.5 million compared to $376,000 for the three months ended September 30, 1995. The increase was due principally to increased borrowings incurred to fund the acquisitions of MSTI and Trylon offset by the application of the proceeds from the Offering.

INCOME TAXES -- The effective income tax rate was 39.3% for the three months ended September 30, 1996 and 40.0% for the three months ended September 30, 1995. The effective rates differed from the statutory rates primarily as a result of state taxes and non-deductible goodwill amortization.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

REVENUES -- Revenues for the nine months ended September 30, 1996 totaled $280.0 million compared to $164.8 million for the nine months ended September 30, 1995, an increase of $115.2 million or 70.0%. Approximately $83 million of the increase over 1995 is attributable to the acquisitions of MSTI and Trylon. The remaining increase is due to new business awarded to the Company. These increases were partially offset by production decreases in the first half of the year on key models served by the Company, including the Ford Escort, Villager, Econoline and the Chrysler LH line.

COST OF SALES -- Cost of sales as a percentage of revenues for the nine months ended September 30, 1996 was 84.7% compared to 83.4% for the nine months ended September 30, 1995. The decrease in gross margin was the result of inherent lower margins from the MSTI and Trylon business and fixed costs at the Company's Bardstown facility while the plant is ramping up and operating at less than full capacity, partially offset by operating efficiencies and enhanced productivity.

S, G & A EXPENSES -- Selling, general and administrative expenses increased from $10.9 million for the nine months ended September 30, 1995 to $14.3 million for the nine months ended September 30, 1996. The increase was due primarily to incremental costs associated with the Company's 1996 acquisitions. As a percentage of revenues, selling, general and administrative expenses were 5.1% for the nine months ended September 30, 1996 compared to 6.6% for the nine months ended September 30, 1995.

INTEREST EXPENSE -- Interest expense for the nine months ended September 30, 1996 was $4.3 million compared to $1.1 million for the nine months ended September 30, 1995. The increase was due principally to increased borrowings incurred to fund the acquisitions of MSTI and Trylon partially offset by the application of the proceeds from the Offering.

INCOME TAXES -- The effective income tax rate was 39.8% for the nine months ended September 30, 1996 and 40.8% for the nine months ended September 30, 1995. The effective rates differed from the statutory rates primarily as a result of state taxes and non-deductible goodwill amortization.

SEASONALITY

The Company's performance is dependent on automotive vehicle production, which is seasonal in nature. The third calendar quarter is historically the weakest due to the impact of OEM plant shutdowns in July for vacations and model changeovers.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had no borrowings outstanding under its Credit Agreement. The Company used a portion of the net proceeds from the Offering to repay borrowings under the Credit Agreement. In connection with the MSTI acquisition, the Company and its lenders amended the terms of the Credit Agreement to permit the acquisition and the related financing arrangements. The Credit Agreement, as amended, consists of a revolving credit facility with a committed amount of $75.0 million (subject to eligible accounts receivable and inventory, as defined in the Credit Agreement, which exceeded $75.0 million as of September 30, 1996). The Credit Agreement matures in January 2001 and bears interest at variable rates equal to, at the Company's option, either a prime-based rate or LIBOR plus a variable margin. In September 1996, the Credit Agreement was amended to provide for unsecured borrowings.

At September 30, 1996, the Company also had $43.8 million of indebtedness outstanding pursuant to industrial development revenue bonds ("IRBs") issued with the City of Bardstown, Kentucky. Proceeds from these IRBs were used to finance construction of a 240,000 square foot manufacturing facility and the related purchase of equipment. The Bardstown IRBs, which are due June 1, 2024 and March 1, 2025, are collateralized by a letter of credit. As of September 30,

1996, $34.5 million of the proceeds had been expended or committed for the first phase of the facility and related equipment. The unexpended proceeds from the Bardstown IRBs of $10.5 million at September 30, 1996, are invested in treasury securities and will be used to finance the second phase of the facility. These IRBs bear interest at a floating rate which is adjusted weekly as determined by the bond remarketing agent (5.5% at September 30, 1996 and 5.85% at December 31, 1995). The second phase of the facility, which includes the purchase and installation of additional processing equipment, is anticipated to be completed by the end of 1998.

At September 30, 1996, the Company had $2.9 million in outstanding indebtedness relating to IRBs issued in connection with the construction of its Auburn, Indiana plant. The Auburn IRBs are collateralized by a letter of credit, certain equipment and a mortgage on the Company's Auburn, Indiana plant. The Auburn IRBs are payable in annual installments of $720,000 through September 2000 and bear interest at a floating rate which is adjusted weekly as determined by the bond remarketing agent (3.89% at September 30, 1996 and 5.85% at December 31, 1995).

On January 16, 1996, the Company acquired all of the outstanding common stock of Trylon for total cash consideration, including transaction costs, of approximately $25 million. To finance the acquisition, the Company and its lenders amended the Credit Agreement to provide, among other things, a $25 million term loan, which was repaid in May 1996 using a portion of the proceeds from the sale of the Senior Notes and borrowings under the revolving credit facility.

On May 6, 1996, the Company agreed to assume production of certain parts previously manufactured at a non-acquired MascoTech facility and will make payments to MascoTech equal to 5% of the revenues to be derived by the Company during the first twelve months of production from each assumed purchase order resourced to the Company. The Company will also acquire selected inventory, tooling and production equipment used for such production at an estimated cost of approximately $6 million. The purchased assets will be transferred to the Company's existing facilities by the end of 1996.

On May 31, 1996, the Company purchased all of the outstanding common stock of MSTI from MascoTech for an aggregate purchase price of approximately $79 million (including payment of related fees and expenses). The aggregate consideration paid by the Company consisted of (i) 785,000 shares of Common Stock, (ii) $55 million in cash (subject to working capital adjustments), and (iii) warrants to purchase an aggregate of 200,000 shares of Common Stock at an exercise price of $18.00 per share. In addition, the Company issued a 7% promissory note in favor of MascoTech payable approximately one year following the acquisition in an aggregate principal amount of $5 million, which is subject to reduction based on the operating profits of the MSTI facilities for the 12 months following the acquisition. Pursuant to the terms of the acquisition, the Company is required to make additional payments to MascoTech if certain operating targets are achieved by the MSTI facilities in the first three years following the acquisition. If all such operating targets are met, the contingent payments and amounts paid under the promissory note will not exceed $30 million.

The Company financed the cash portion of the purchase price of MSTI through the issuance in two series of Senior Notes having an aggregate principal amount of $65 million. The $40 million of Series A Senior Notes have a final maturity on June 1, 2006 and require annual principal payments commencing on June 1, 2000 which continue every year thereafter until their final maturity. The $25 million of Series B Senior Notes have a final maturity on June 1, 2008 and require annual principal payments commencing on June 1, 2004 which continue every year thereafter until their final maturity. The Senior Notes require the Company to make semi-annual interest payments commencing December 1, 1996. Net proceeds from the sale of the Senior Notes in excess of the amounts used to finance the cash portion of the MSTI acquisition were used, together with borrowings under the revolving credit facility, to repay in full the remaining balance outstanding on the $25 million term loan incurred by the Company in connection with the Trylon acquisition.

On June 20, 1996, the Company completed an offering of 2,000,000 shares of Common Stock at an offering price of $24.50 per share. A portion of the net proceeds from this Offering of approximately $46 million were used by the Company to retire borrowings under its secured credit agreement. The remaining proceeds will be used for other general corporate purposes that may include repayment of other indebtedness, potential acquisitions or capital expenditures. On July 24, 1996, the Company issued an additional 232,900 shares of Common Stock pursuant to the underwriters' over-allotment option for net proceeds of approximately $5 million.

During the nine months ended September 30, 1996, the Company generated $26.3 million of cash from operations which was partially used to fund capital expenditures.

The Company has made substantial investments in manufacturing technology and product design capability to support its products. Capital expenditures were $9.9 million for the nine months ended September 30, 1996 and $18.8 million in the comparable period of 1995. The Company currently has budgeted approximately $3.7 million for capital expenditures in the remaining months of 1996 and $24.5 million for 1997, primarily for equipment and dedicated tooling purchases. Capital expenditures in 1996 and 1997 are expected to be financed either with cash generated from operations or borrowings under its Credit Agreement.

The Company believes the borrowing availability under its Credit Agreement, together with funds generated by operations and the remaining net proceeds from the Offering, should provide the Company with the liquidity and capital resources to pursue its business strategy, with respect to working capital, capital expenditures and other operating needs. To fund additional acquisitions, the Company may have to arrange for additional financing. Under present conditions, management does not believe access to funds will restrict its ability to pursue its acquisition strategy.

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

       None

Item 5. Other Information:

       None

Item 6. Exhibits and Reports on Form 8-K:

       (a) Exhibits:                                            Sequential
                                                                Page Number
                                                                -----------

        10.1  Fourth Amended and Restated Credit Agreement
              dated as of September 6, 1996 by and between R.J.
              Tower Corporation and Comerica Bank.                   ---

        11    Statements of Computation of Earnings Per Share For
              the Three and Nine Months Ended September 30, 1996
              and 1995.                                              ---

       (b)    No Form 8-K's were filed during the quarter ended
              September 30, 1996.

                                      SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TOWER AUTOMOTIVE, INC.


Date:  October 31, 1996           By /s/ Anthony A. Barone
                                    ----------------------------------------
                                     Anthony A. Barone
                                     Vice President, Chief Financial Officer
                                     (principal accounting and financial
                                     officer)