Form 10-K405
period 1996-12-31
TOWER AUTOMOTIVE INC
filed 1997-03-27
CIK 925548

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  Form 10-K
                         ----------------------------
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

     For the fiscal year ended:                    Commission file number:
         December 31, 1996                                1-12733

                      -----------------------------------

                             TOWER AUTOMOTIVE, INC.
               (Exact name of Registrant as specified in its charter)

             DELAWARE                                   41-1746238
     (State of Incorporation)              (I.R.S. Employer Identification No.)

         4508 IDS CENTER
      MINNEAPOLIS, MINNESOTA                               55402
       (Address of Principal                             (Zip Code)
        Executive Offices)

        Registrant's telephone number, including area code: (612) 342-2310

                      -----------------------------------

       Securities registered pursuant to Section 12(b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share

                      -----------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes_X_  No__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 24, 1997, 14,340,800 shares of Common Stock of the Registrant were outstanding and the aggregate market value of the Common Stock of the Registrant (based upon the last reported sale price of the Common Stock at that date by the New York Stock Exchange), excluding shares owned beneficially by affiliates, was approximately $467,988,000.

Information required by Items 5,6,7 and 8 of Part II of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Annual Report to Stockholders for the year ended December 31, 1996 (the "1996 Annual Report"). Information required by Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its annual meeting to be held May 20, 1997 (the "1997 Proxy Statement").
            ---------------------------------------------------

                                    PART I

ITEM 1.   BUSINESS

     (a)  GENERAL DEVELOPMENT OF BUSINESS

     BACKGROUND OF COMPANY

     Tower Automotive, Inc. and its Subsidiaries (collectively referred to as the "Company") is a leading designer and producer of high-quality body structure components and assemblies used by the major North American automotive original equipment manufacturers ("OEMs"), Ford, Chrysler and General Motors, and certain foreign OEMs with manufacturing operations in North America ("Transplants"), including Honda, Toyota, Nissan and Mazda. The Company's current products range from large structural stampings and assemblies, such as body pillars, chassis, suspension and floor pan components and major housing assemblies, to engineered mechanical parts, such as hood and deck lid hinges and brake components. Since its inception in April 1993, the Company's revenues have grown rapidly through a focused strategy of internal growth and a highly disciplined acquisition program. During the last three years, the Company has successfully completed and fully integrated four acquisitions. As a result of such acquisitions and internal growth, revenues have increased from approximately $86 million in 1993 to approximately $400 million in 1996, representing a compound annual growth rate of approximately 71%. The Company's North American content per vehicle has increased from $6.23 in 1993 to $26.74 in 1996.

     The Company operates in the large and highly fragmented structural segment of the automotive supply industry, which has recently begun to undergo significant consolidation. To lower costs and improve quality, OEMs are reducing their supplier base by awarding sole-source contracts to full-service suppliers who are able to supply larger portions of a vehicle on a global basis. OEM's criteria for supplier selection include not only cost, quality and responsiveness, but also full-service design, engineering and program management capabilities. OEMs are increasingly seeking suppliers capable of providing complete systems or modules rather than suppliers who only provide separate component parts. In addition, OEMs are increasingly requiring their suppliers to have the capability to design and manufacture their products in multiple geographic markets. As a full-service supplier with strong OEM relationships, the Company expects to continue to benefit from these trends within the structural segment of the automotive supply industry.

     The Company was formed to acquire R.J. Tower Corporation (the "Predecessor" or "R.J. Tower"), the acquisition of which was completed in April 1993 for an aggregate cost of approximately $26 million. Since April 1993, the Company has successfully completed or announced five strategic acquisitions including:

     MSTI. In May 1996, the Company acquired MascoTech Stamping Technologies, Inc. ("MSTI") from MascoTech, Inc. ("MascoTech") for approximately $79 million (including the payment of related fees and expenses), plus additional earn-out payments if certain operating targets are achieved by the MSTI facilities in the first three years following the acquisition. The MSTI acquisition: (i) expanded the Company's product capabilities into chassis and suspension components; (ii) provided chassis and suspension technology as well as value-added processing technologies including assembling, painting and welding; and (iii) increased the Company's content per vehicle on key light truck and sport utility vehicles such as the Ford F-Series,

Explorer and Windstar and the Chrysler Ram and Dakota as well as on high volume passenger cars such as the Ford Taurus/Sable.

     TRYLON. In January 1996, the Company acquired Trylon Corporation ("Trylon") from MascoTech for approximately $25 million in cash, including transaction costs. The Trylon acquisition: (i) broadened the Company's product offerings to include small, precision metal stampings and assemblies, which were previously outsourced to third parties; (ii) established a relationship between the Company and General Motors; and (iii) increased content on Ford models, primarily the Villager.

     KALAMAZOO. In June 1994, the Company acquired Kalamazoo Stamping and Die Company ("Kalamazoo"), a supplier of structural stampings and assemblies, for approximately $12 million in cash. The acquisition of Kalamazoo added additional structural components to the Company's product offerings and increased model penetration with Ford.

     EDGEWOOD. In May 1994, the Company acquired Edgewood Tool and Manufacturing Company and its affiliate, Ann Arbor Assembly Corporation (collectively, "Edgewood") for approximately $30 million in aggregate consideration. Edgewood is a leading supplier of hood and deck lid hinges as well as structural stampings and assemblies. The acquisition of Edgewood:
(i) added engineered mechanical stampings, primarily hood and deck lid hinges, and additional structural components to the Company's product offerings; (ii) increased model penetration with the Company's existing customers; and (iii) provided the Company with a significant new customer, Mazda.

     AUTOMOTIVE PRODUCTS COMPANY. On January 27, 1997, the Company entered into an agreement to acquire and assume substantially all of the assets and liabilities of the Automotive Products Company (APC), a division of A.O. Smith Corporation, for $625 million in cash, subject to certain adjustments. APC, which had revenues of approximately $860 million for the year ended December 31, 1996, designs and manufactures frames, frame components, engine cradles, suspension components and modules for the North American automotive and heavy truck industries. This acquisition is expected to close during the second quarter of 1997.

     In connection with this acquisition, the Company agreed to enter into a new credit facility with a bank which will provide a total financing availability of up to $865 million. The specific terms and conditions of this new credit facility are currently being negotiated with the bank The new credit facility will also include certain restrictive covenants, which the Company expects will be similar in nature to those in its existing credit agreement. This facility will become effective contemporaneously with the completion of the acquisition discussed above.

     On February 18, 1997, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission related to the proposed sale of up to 8,500,000 shares of the Company's Common Stock by the Company to the public. The Company expects this offering will be completed early in the second quarter of 1997. Proceeds from this offering will be used to fund a portion of the purchase price related to the acquisition discussed above.

     The Company completed an initial public offering (the "IPO") of its Common Stock in August 1994 and the sale of an additional 2,232,900 shares in June 1996. The Company's principal executive offices are located at 4508 IDS Center, Minneapolis, Minnesota 55402, and its telephone number is (612) 342-2310.

     BUSINESS STRATEGY

     The Company's business objective is to capitalize upon the consolidation, globalization and system/modular sourcing trends in the automotive supply industry in order to enhance its position to be the leading provider of structural and suspension components to OEMs on a worldwide basis. Key elements of the Company's operating and growth strategies are outlined below:

     OPERATING STRATEGY:

     FULL-SERVICE TECHNICAL DESIGN, ENGINEERING AND PROGRAM MANAGEMENT CAPABILITIES. The Company strives to maintain a competitive advantage through investment in research and product development, advanced engineering and program management. The Company works with OEMs throughout the product development process from concept vehicle and prototype development through the design and implementation of manufacturing processes to provide full-service capabilities to its customers. In some cases, the Company places design engineers at customer facilities to coordinate its product design efforts with those of its OEM customers.

     EFFICIENT MANUFACTURING/CONTINUOUS IMPROVEMENT PROGRAMS. In response to OEMs' increasingly stringent demands, the Company has implemented manufacturing practices designed to maximize product quality and timeliness of delivery and eliminate waste and inefficiency. The Company has continued to upgrade its manufacturing equipment and processes through substantial investment in new equipment, maintenance of existing equipment and utilization of manufacturing engineering personnel.

     GLOBAL PRESENCE. The Company strives to offer manufacturing and support services to its customers on a global basis through a combination of international wholly owned facilities and by entering into joint ventures and partnerships with foreign suppliers. Since 1993, in furtherance of its global expansion strategy, the Company has opened a European sales and engineering office to service U.K. and German OEM customers and has established an industrial partnership with The Kirchhoff Group ("Kirchhoff") in Germany. The Company also has relocated certain technical personnel resources to locations where OEMs are developing "world cars."

     DECENTRALIZED, PARTICIPATIVE CULTURE. The Company's decentralized approach to managing its manufacturing facilities encourages decision making and employee participation in areas such as manufacturing processes and customer service. The Company's management team meets frequently at various Company locations in order to maintain a unified Company culture. To increase employee productivity, the Company utilizes incentive programs for all salaried and hourly employees and provides incentives for employees who take advantage of its continuous improvement programs and who provide cost savings ideas.

     GROWTH STRATEGY:

     STRATEGIC ACQUISITIONS. The Company continues to believe that consolidation in the automotive supply industry will provide further attractive opportunities to acquire high-quality companies that complement its existing business. The Company seeks to make acquisitions that (i) provide additional product, manufacturing and technical capabilities; (ii) broaden the Company's geographic coverage domestically and strengthen its ability to supply products on a global basis; (iii) increase the number of models for which the Company supplies products and the content supplied for existing models; and (iv) add new customers. The Company intends to seek future acquisitions or develop strategic alliances that will strengthen the Company's ability to supply its products on a global basis.

     MODULAR PRODUCT OPPORTUNITIES. The Company has capitalized on the system/modular sourcing trend among OEMs by offering customers higher value-added supply capabilities through an increasing focus on the production of assemblies consisting of multiple component parts that are welded or otherwise fastened together by the Company. The Company has the ability to supply OEMs with modules consisting of integrated assemblies and component parts that can be installed as a unit in a vehicle at the OEM assembly plant.

     INCREASE VEHICLE PENETRATION. The Company has developed strong relationships with certain OEM engineering and purchasing personnel which allow it to identify business opportunities and to react to customer needs in the early stages of vehicle design. The Company believes that these relationships give it a competitive advantage over smaller and less capable suppliers in marketing its broad range of products and in developing new product concepts, such as expanded use of modules, that complement its existing product lines.

     PURSUIT OF "WORLD CAR" OPPORTUNITIES. The Company has been working closely with certain customers on the development of "world cars," which are designed by OEMs in one vehicle center to a single global standard but produced and sold in different geographic markets. Suppliers for a specific "world car" are often required to provide their products on a worldwide basis. The Company believes that it has a competitive advantage in potentially supplying certain world cars given its international presence, full-service capabilities and existing position as a leading supplier on the Ford Escort and DEW98 luxury car, as well as on other existing vehicle platforms which may eventually evolve into world cars.

     PRODUCTS

     The Company's current products consist of a broad array of stamped, formed, welded and assembled metal components, many of which are critical to the structural integrity of a vehicle. These stampings and assemblies are attached directly to the frame of an automobile at the OEM assembly plant and comprise the major structure of a vehicle. Engineered assemblies manufactured by the Company, such as hood and deck lid hinges, are attached to larger structural components. These parts use various grades and thicknesses of steel including hot and cold rolled, galvanized, organically coated, stainless and aluminized steel. The Company does not produce exposed sheet metal components, such as exterior body panels.

     Although a portion of the Company's products are sold directly to OEMs as finished products, most are used by the Company to produce assemblies consisting of multiple parts that are welded or otherwise fastened together by the Company. Systems and assemblies currently produced by the Company include front and rear structural suspension systems comprised of control arms, suspension links and axle assemblies consisting of stamped metal trailing axles, assembled brake shoes, hoses and tie rods.

     CUSTOMERS AND MARKETING

     The North American automotive market is dominated by General Motors, Ford and Chrysler, with Transplants representing approximately 20% of this market in 1996. The Company currently supplies its products primarily to Ford, Chrysler, Honda, General Motors, Toyota, Nissan and Mazda.

     OEMs typically award contracts that cover parts to be supplied for a particular car model. Such contracts range from one year to over the life of the model, which is generally three to seven years and do not require the purchase by the customer of any minimum number of parts. The Company supplies parts for a broad cross-section of both new and mature models, thereby reducing its reliance on any particular model. For example, the Company supplies parts for substantially all models produced by Ford, Honda and Chrysler. The following table presents an overview of the major models for which the Company supplies products:


       CUSTOMER                            CAR MODELS                            TRUCK MODELS
---------------------              ----------------------------             ------------------------

Ford                               Taurus/Sable, Contour/Mystique,          Explorer, Ranger, F-Series
                                   Mustang, Escort, Crown Victoria,         Econoline, Villager, Windstar
                                   Grand Marquis,                           Medium Trucks, Expedition
                                   Probe, Continental

Chrysler                           Concorde/Intrepid/Vision, Neon, Viper,   Ram Pick-up, Dakota, Grand
                                   Stratus/Cirrus/Breeze                    Cherokee, Voyager, Caravan
                                                                            Ram Van, Wrangler

General Motors                     Cavalier, Sunfire, Grand Am, Lumina,     C/K Pick-up, Blazer, Chevy Van,
                                   Grand Prix                               Suburban

Honda                              Accord, Civic, Acura Integra

Mazda                              626,MX6

Toyota                             Avalon, Camry                            Mini-van

Nissan                             Sentra                                   Quest


     Most of the parts the Company produces have a lead time of two to five years from product development to production. See "Design and Engineering Support." Since 1988, the Company has been the leading supplier for hood and deck hinges at Ford and Chrysler and is responsible for the design and production of such products. The selling prices of these products are generally negotiated between the Company and its customers and are typically not subject to a competitive bid process.

     Sales of the Company's products to OEMs are made directly by the Company's sales and engineering force, headquartered at the technical center located in Farmington Hills, Michigan. Through the technical center, the Company services its OEM customers and manages its continuing programs of product design improvement and development. The Company's sales and engineering force consists of approximately 150 individuals, some of whom are periodically placed at various customer facilities to facilitate the development of new programs.

     DESIGN AND ENGINEERING SUPPORT

     The Company strives to maintain a technological advantage through investment in product development and advanced engineering capabilities. The Company's manufacturing engineering capabilities enable it to design and build high-quality and efficient manufacturing systems, processes and equipment and to continually improve its production processes and equipment. The Company's manufacturing engineers are located at each of its manufacturing facilities. The Company's engineering staff currently consists of approximately 140 full-time engineers, whose responsibilities range from research and development, advanced product development, product design, testing and initial prototype development to the design and implementation of manufacturing processes.

     Because assembled parts must be designed at an early stage in the development of new vehicles or model revisions, the Company is increasingly given the opportunity to utilize its product engineering resources early in the planning process. Advanced development engineering resources create original engineering designs, computer-aided designs, feasibility studies, working prototypes and testing programs to meet customer specifications. The Company's advanced development capabilities have resulted in several innovations in hinge design that have provided significant benefits to the Company's customers. The Company also has full service design capability for chassis components.

     GLOBAL INITIATIVES

     The Company has formed, or is in the process of forming, strategic alliances with other suppliers throughout the world, including in Europe, Asia and Latin America. The Company has recently opened a European sales and engineering office to service its U.K. and German OEM customers. In addition, the Company has a joint manufacturing and marketing agreement with Kirchhoff, a German automobile parts supplier, pursuant to which the Company and Kirchhoff have agreed to provide manufacturing and marketing services to each other when and as required by each company's OEM customers. A current focus of the Company's acquisition strategy is to acquire European suppliers, which would provide the Company with a manufacturing presence in Europe and afford the Company access to new customer opportunities.

     COMPETITION

     The Company operates in a highly competitive, fragmented market segment of the automotive supply industry, with a limited number of competitors generating revenues in excess of $200 million. The number of the Company's competitors has decreased in recent years and is expected to continue to decrease due to the supplier consolidation resulting from changing OEM policies. The Company's largest competitors include The Budd Company, a subsidiary of Thyssen AG ("Budd"), Magna International, Inc. ("Magna"), Midway Products Corp., Modern Tool & Die Co., L&W Engineering and divisions of OEMs with internal stamping and assembly operations, all of which have substantial financial resources. The Company competes with Magna across most of the Company's product lines, and with its other significant competitors in various segments of its product lines. For example, the Company competes with Budd for large stampings, while it competes with ITT Automotive for hinge business. Aetna Industries, Active Tool & Die Co., AG Simpson, Lobdell-Emory Mfg. Co. and L&W Engineering compete with the Company for medium-size structural stampings.

     The Company principally competes for new business both at the beginning of the development of new models and upon the redesign of existing models. New model development generally begins two to five years before the marketing of such models to the public. Once a producer has been designated to supply parts for a new program, an OEM usually will continue to purchase those parts from the designated producer for the life of the program, although not necessarily for a redesign. Competitive factors in the market for the Company's products include product quality and reliability, cost and timely delivery, technical expertise and development capability, new product innovation and customer service.

     SUPPLIERS AND RAW MATERIALS

     The primary raw material used to produce the majority of the Company's products is steel. The Company purchases hot and cold rolled, galvanized, organically coated, stainless and aluminized steel from a variety of suppliers. The Company employs just-in-time manufacturing and sourcing systems enabling it to meet customer requirements for faster deliveries while minimizing its need to carry significant inventory levels. The Company has not experienced any significant shortages of raw materials and normally does not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules. Raw material costs represented approximately 53% of the Company's revenues in 1996 and steel represented approximately 70% to 75% of raw material costs in 1996.

     Honda and Chrysler purchase all of the steel used by the Company for their models directly from steel producers. In addition, Ford is in the process of implementing a similar program. As a result, the Company will have minimal exposure to changes in steel prices for parts supplied to Ford, Honda and Chrysler, which collectively represented 86% of the Company's revenues in 1996.

     The Company expects that the content level of metal in cars and light trucks will remain constant or increase slightly due to the trend toward increased vehicle size and a greater emphasis on metal recycling. Although the search for improved fuel economy and weight reduction has resulted in attempts to reduce the sheet metal content of light vehicles, an efficient, cost-effective substitute for steel used in the Company's products has not been found. While various polymers have been used recently for fenders, hoods and decks, such products do not have the inherent strength or structural integrity on a cost-effective basis to be used for structural components. The Company is involved in ongoing evaluations of the potential for the use of aluminum and of specialty steel in its products.

     Other raw materials purchased by the Company include dies, fasteners, tubing, springs, rivets and rubber products, all of which are available from numerous sources.

     EMPLOYEES

     As of December 31, 1996, the Company had approximately 2,900 employees, of whom approximately 1,100 are covered under collective bargaining agreements, one of which expires in July 1997. The Company currently anticipates that it will enter into a new collective bargaining agreement prior to the expiration of such agreement. The remaining collective bargaining agreements expire in 1999. The Company believes that its future success will depend in part on its ability to continue to recruit, retain and motivate qualified personnel at all levels of the Company. The Company has instituted a large number of employee programs to increase employee morale and expand the employees' participation in the Company's business. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

     (b)  SAFE HARBOR PROVISIONS

     Forward-looking statements included in this Form 10-K are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause future results to differ materially from those that might be anticipated based on some of the statements made in this report. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially are the following:

    - RELIANCE ON MAJOR CUSTOMERS AND SELECTED MODELS. The Company's two largest customers, Ford and Chrysler, represented approximately 67% and 10%, respectively, of the Company's 1996 revenues. The loss of Ford, Chrysler or any of the Company's other significant customers or a significant decrease in demand for certain key models or a group of related models sold by any of their major customers could have a material adverse effect on the Company.

    - INDUSTRY CYCLICALITY AND SEASONALITY. The automotive market is highly cyclical and is dependent on consumer spending. Economic factors adversely affecting automotive production and consumer spending could adversely impact the Company.

    - FAILURE TO OBTAIN BUSINESS RELATED TO NEW AND REDESIGNED MODEL INTRODUCTIONS. The failure of the Company to obtain new business on new models or to retain or increase business on redesigned existing models could adversely affect the Company.

ITEM 2.   PROPERTIES

     MANUFACTURING FACILITIES

     The Company maintains several manufacturing facilities located in close proximity to many of the high-volume vehicle assembly plants in the United States. The Company's facilities are geographically located in such a way as to enable it to optimize its management and logistical capabilities on a regional basis.

     The following table provides information regarding the Company's principal facilities:


                                     SQUARE                   TYPE OF                    DESCRIPTION
      LOCATION                       FOOTAGE                  INTEREST                      OF USE
----------------------           ----------------        ------------------         -----------------------

Bardstown, Kentucky..........        240,000                   Owned                    Manufacturing
Kalamazoo, Michigan
(2 locations)................        222,000                   Mixed                    Manufacturing/
                                                                                        Warehouse/Office
Traverse City, Michigan
(4 locations)................        220,000                   Owned                    Manufacturing
Greenville, Michigan.........        160,000                   Owned                    Manufacturing/Office
Auburn, Indiana..............        132,000                   Owned                    Manufacturing/Office
Kendallville, Indiana........        132,000                   Owned                    Manufacturing
Romulus, Michigan............        115,000                   Leased                   Manufacturing/Office
Bluffton, Ohio...............        102,000                   Owned                    Manufacturing
Rochester Hills, Michigan....         89,000                   Leased                   Office/Engineering/Design
Manchester, Michigan.........         61,000                   Owned                    Manufacturing
Upper Sandusky, Ohio.........         56,000                   Owned                    Manufacturing
Grand Rapids, Michigan.......         23,000                   Leased                   Operating Headquarters
Farmington Hills, Michigan...         12,000                   Leased                   Engineering/Design/Sales
Minneapolis, Minnesota.......          5,700                   Leased                   Corporate Headquarters


     Management believes that substantially all of its property and equipment is in good condition. In order to increase efficiency, the Company expects to make capital expenditures for equipment upgrades at the facilities recently acquired in the MSTI acquisition.

     The Company believes that its existing facilities will be adequate to meet its production demands for the foreseeable future. The Company's facilities were specifically designed for the manufacturing of the Company's products. The utilization and capacity of such facilities are dependent upon the mix of products being produced by the Company.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not currently involved in any material lawsuits. The Company believes it maintains adequate insurance, including product liability coverage. The Company historically has not been required to pay any material liability claims.

     ENVIRONMENTAL MATTERS

     The Company believes it conducts its operations in substantial compliance with applicable environmental and occupational health and safety laws. The Company does not expect to incur material capital expenditures for environmental compliance during its current or succeeding fiscal year. However, as is the case with manufacturers in general, if a release of hazardous substances occurs on or from the Company's properties or at any associated offsite disposal location, if contamination from prior activities is discovered at any of the Company's properties or if non-compliance with environmental regulations or permits is discovered, the Company may be held liable and the amount of such liability could be material. In connection with the Trylon and MSTI acquisitions, MascoTech has agreed to indemnify the Company for certain environmental matters, including replacement of underground storage tanks at the Traverse City facilities and any remediation that may be required at the Kendallville facility.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of Stockholders during the fourth quarter of 1996.

                                   PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by Item 5 is incorporated herein by reference to the section labeled "Stock Information" which appears in the Company's 1996 Annual Report.

ITEM 6.   SELECTED FINANCIAL DATA

     The information required by Item 6 is incorporated herein by reference to the section labeled "Selected Consolidated Financial Data" which appears in the Company's 1996 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The information required by Item 7 is incorporated herein by reference to the section labeled "Management's Discussion and Analysis of Results of Operations and Financial Condition" which appears in the Company's 1996 Annual Report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 is incorporated herein by reference to the consolidated financial statements, notes thereto and Report of Independent Public Accountants thereon which appear beginning on page F-2 of the Company's preliminary prospectus dated March 25, 1997 which is attached hereto as Exhibit 99.1.

     Management of the Company is responsible for the financial information and representations contained in the consolidated financial statements and other sections of the 1996 Annual Report. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and therefore include certain amounts based on management's best estimates and judgments. The financial information contained elsewhere in the 1996 Annual Report is consistent with that in the consolidated financial statements.

     The Company maintains internal accounting control systems which management believes provide reasonable assurance that the Company's assets are properly safeguarded and accounted for, that the Company's books and records properly reflect all transactions, and that the Company's policies and procedures are implemented by qualified personnel. Reasonable assurance is based upon the recognition that the cost of an internal control system should not exceed the related benefits.

     The Audit Committee of the Board of Directors meets with representatives of management and Arthur Andersen LLP, the Company's independent public accountants, on financial reporting matters and the evaluation of internal accounting controls. The independent public accountants have free access to meet with the Audit Committee, without the presence of management, to discuss any appropriate matters.

     Arthur Andersen LLP is engaged to express an opinion as to whether the consolidated financial statements present fairly, in all material respects and in accordance with generally accepted accounting principles, the financial position, results of operations and cash flows of the Company. Solely for purposes of planning and performing their audit of the Company's 1996 financial statements, Arthur Andersen LLP obtained an understanding of, and selectively tested, certain aspects of the Company's system of internal controls.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     A.   DIRECTORS OF THE REGISTRANT

     The information required by Item 10 with respect to the directors is incorporated herein by reference to the section labeled "Election of Directors" which appears in the Company's 1997 Proxy Statement.

     B.   EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to the Company's executive officers as of March 24, 1997:

     Name                             Age      Position
    ------                           -----    ----------
S.A. Johnson.......................   56      Chairman and Director
Adrian Vander Starre...............   64      Vice Chairman and Director
Dugald K. Campbell.................   50      President, Chief Executive Officer
                                                and Director
James R. Lozelle...................   51      Executive Vice President and
                                                Director
Ronald E. Gavalis..................   59      Vice President
Anthony A. Barone..................   47      Vice President and Chief Financial
                                                 Officer
Scott D. Rued......................   40      Vice President, Corporate
                                                 Development and Director
Paul D. Rysenga....................   55      Vice President
Luigi Candusso.....................   47      Vice President

     S.A. (TONY) JOHNSON has served as Chairman and a Director of the Company since April 1993. Mr. Johnson is the founder, Chief Executive Officer and President of Hidden Creek Industries ("Hidden Creek"), a private industrial management company based in Minneapolis which has provided certain management and other services to the Company. Mr. Johnson is also the managing partner of J2R Partners ("J2R"), an investment partnership that participated in the acquisition of R.J. Tower. Prior to forming Hidden Creek, Mr. Johnson served from 1985 to 1989 as Chief Operating Officer of Pentair, Inc., a diversified industrial company. From 1981 to 1985, Mr. Johnson was President and Chief Executive Officer of Onan Corp., a diversified manufacturer of electrical generating equipment and engines for commercial, defense and industrial markets. Mr. Johnson currently serves as Chairman and a director of Dura Automotive Systems, Inc., a manufacturer of mechanical assemblies and integrated systems for the automotive industry, and served as Chairman and a director of Automotive Industries Holding, Inc., a supplier of automotive interior trim components, from May 1990 until its sale to Lear Corporation in August 1995.

     ADRIAN VANDER STARRE has served as Vice Chairman and a Director of the Company since April 1993. Mr. Vander Starre served as President, Chief Executive Officer and a director of the Predecessor from 1978 to 1993. Mr. Vander Starre originally joined the Predecessor in 1965 as Controller and later served as Treasurer from 1974 to 1978. Mr. Vander Starre has entered into a consulting agreement with the Company under which he performs such duties as may be assigned by the Board of Directors.

     DUGALD K. CAMPBELL has served as President, Chief Executive Officer and a Director of the Company since December 1993. From 1991 to 1993, Mr. Campbell served as a consultant to Hidden Creek. From 1988 to 1991, he served as Vice President and General Manager of the Sensor Systems Division of Siemens Automotive, a manufacturer of engine management systems and components. From 1972 to 1988, he held various executive, engineering and marketing positions with Allied Automotive, a manufacturer of vehicle systems and components and a subsidiary of Allied Signal Corporation.

     JAMES R. LOZELLE has served as Executive Vice President for the Tower Automotive Technical Centers, with responsibility for advanced product development and customer service, and a Director of the Company since the Company's acquisition of Edgewood in May 1994. Mr. Lozelle served as President of Edgewood from 1982 until it was acquired by the Company. Mr. Lozelle joined Edgewood in 1970 and served as Vice President from 1971 to 1982. Mr. Lozelle is chairman of the Near Zero Stamping research project of the Autobody Consortium.

     RONALD E. GAVALIS has served as Vice President of the Company, with responsibility for capacity planning, quality operating systems and QS-9000 certification, since April 1995. From June 1994 to April 1995, Mr. Gavalis had responsibility for the Company's Greenville, Michigan. Mr. Gavalis joined the Predecessor in 1983 as Director of Manufacturing, and served as the Predecessor's Vice President, Manufacturing, from 1985 until 1989 and as its Vice President, Operations, from 1989 until June 1994.

     ANTHONY A. BARONE has served as Vice President and Chief Financial Officer of the Company since May 1995. From 1984 to 1995, Mr. Barone served as Chief Financial Officer of O'Sullivan Corporation, a manufacturer of interior trim components for the automotive industry.

     SCOTT D. RUED has served as Vice President, Corporate Development, and a Director of the Company since April 1993. Mr. Rued served as Vice President, Chief Financial Officer and a director of Automotive Industries Holding, Inc. from April 1990 until its sale to Lear Corporation in August 1995. Mr. Rued, a partner of J2R, has also served as Executive Vice President and Chief Financial Officer of Hidden Creek since January 1994 and served as its Vice President ( Finance and Corporate Development from June 1989 through 1993. Mr. Rued is also a director of The Rottlund Company, Inc., a corporation engaged in the development and sale of residential real estate.

     PAUL D. RYSENGA has served as Vice President of the Company, with responsibility for the Company's operations in Kendallville, Indiana, Bluffton and Upper Sandusky, Ohio and Traverse City, Michigan, since August 1996. From October 1995 to August 1996, Mr. Rysenga had responsibility for the Company's operations in Greenville, Romulus, and Traverse City, Michigan.
 Mr. Rysenga is also responsible for the MSTI operating facilities. From June 1994 to October 1995, Mr. Rysenga had responsibility for the Company's operations in Auburn, Indiana. From July 1991 to June 1994, Mr. Rysenga served as Executive Vice President and General Manager at Kalamazoo. From 1988 to July 1991, Mr. Rysenga was Executive Director of Eastman Sterling Pharmaceutical, a division of Eastman Kodak.

     LUIGI CANDUSSO has served as Vice President of the Company, with responsibility for the Company's operations in Kalamazoo, Michigan and Bardstown, Kentucky, since April 1995 and Romulus, Michigan since August 1996. From October 1995 to August 1996, Mr. Candusso also had responsibility for the Company's operations in Auburn, Indiana. From 1990 to April 1995, Mr. Candusso served as Vice President and General Manager of the Sensor Systems Division of Siemens Automotive, a manufacturer of engine management systems and components. From 1988 to 1990, Mr. Candusso served as Vice President of Operations at Fabricated Steel Products (FABCO), a division of Indal Canada.

     C.   SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The information required by Item 10 with respect to compliance with reporting requirements is incorporated herein by reference to the section labeled "Section 16(a) Beneficial Ownership Reporting Compliance" which appears in the Company's 1997 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the sections labeled "Compensation of Directors" and "Executive Compensation" which appear in the Company's 1997 Proxy Statement, excluding information under the headings "Compensation Committee Report on Executive Compensation" and "Performance Graph."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the section labeled "Security Ownership" which appears in the Company's 1997 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the section labeled "Certain Relationships and Related Transactions" which appears in the Company's 1997 Proxy Statement.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  DOCUMENTS FILED AS PART OF THIS REPORT

          (1)  FINANCIAL STATEMENTS:

               The following are incorporated herein by reference to the Company's preliminary prospectus dated March 25, 1997:

               - Report of Independent Public Accountants
               - Consolidated Balance Sheets as of  December 31, 1995 and 1996
               - Consolidated Statements of Operations for the Years Ended
                 December 31, 1994, 1995 and 1996
               - Consolidated Statements of Stockholders' Investment for the
                 Years Ended December 31, 1994, 1995 and 1996
               - Consolidated Statement of Cash Flows for the Years Ended
                 December 31, 1994, 1995 and 1996
               - Notes to Consolidated Financial Statements

          (2)  EXHIBITS:  See "Exhibit Index" beginning on page 16.

     (b)  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed by the Company during the fourth quarter of 1996.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TOWER AUTOMOTIVE, INC.

Date:  March 24, 1997                   By /s/ S.A. Johnson
                                           --------------------------------
                                        S.A. Johnson, Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                       Title                           Date
----------                     -------                         ------

/s/ S.A. Johnson               Chairman and Director           March 24, 1997
------------------------
S.A. Johnson

/s/ Adrian Vander Starre       Vice Chairman and               March 24, 1997
------------------------        Director
Adrian Vander Starre

/s/ Dugald K. Campbell         President, Chief Executive      March 24, 1997
------------------------        Officer (Principal Executive
Dugald K. Campbell              Officer) and Director

/s/ James R. Lozelle          Executive Vice President         March 24, 1997
------------------------       and Director
James R. Lozelle

/s/ Scott D. Rued             Vice President, Corporate        March 24, 1997
------------------------       Development and Director
Scott D. Rued

/s/ W.H. Clement              Director                         March 24, 1997
------------------------
W.H. Clement

/s/ Eric J. Rosen             Director                         March 24, 1997
------------------------
Eric J. Rosen

/s/ Matthew O. Diggs, Jr.     Director                         March 24, 1997
------------------------
Matthew O. Diggs, Jr.

/s/ F.J. Loughrey             Director                         March 24, 1997
------------------------
F.J. Loughrey

/s/ K.B. Clark                Director                         March 24, 1997
------------------------
K.B. Clark

/s/ Anthony A. Barone         Vice President and Chief         March 24, 1997
------------------------       Financial Officer (Principal
Anthony A. Barone              Accounting Officer)

                            TOWER AUTOMOTIVE, INC.
                        EXHIBIT INDEX TO ANNUAL REPORT
                                ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                                               Page Number in
                                                               Sequential
                                                               Numbering
                                                               of all Form 10-K
Exhibit                                                        and Exhibit Pages
-------                                                        -----------------

 3.1    Amended and Restated Certificate of Incorporation of           *
        the Registrant, incorporated by reference to Exhibit
        3.1 of the Registrant's Form S-1, Registration No.
        33-80320 filed under the Securities Act of 1933
        (the "S-1").

 3.2    Amended and Restated By-laws of the Registrant,                *
        incorporated by reference to Exhibit 3.2 of the S-1.

 4.1    Form of Common Stock Certificate, incorporated by              *
        reference to  Exhibit 4.1 of the S-1.

10.1    Form of Stock Subscription Agreement between the Company       *
        and certain management employees, incorporated by reference to Exhibit 10.3 of the S-1.

10.2 Registration Agreement dated as of April 15, 1993 between the * Registrant and certain investors; and First Amendment to Registration Agreement dated as of May 4, 1994 by and among the Registrant and certain investors, incorporated by reference to Exhibit 10.4 of the S-1.

10.3    Stock Option and Indemnification Agreement dated as of April   *
        15, 1993 by and between the Registrant and Onex U.S.
        Investments, Inc., incorporated by reference to Exhibit 10.7 of the S-1.

10.4** Employment and Consulting Agreement dated as of April 15, 1993 * between R.J. Tower Corporation and Adrian Vander Starre, incorporated by reference to Exhibit 10.9 of the S-1.

10.5    Form of Management Stock Pledge Agreement, incorporated by     *
        reference to Exhibit 10.10 of the S-1.

10.6    Form of Convertible Promissory Note dated as of May 4, 1994    *
        of the Registrant, incorporated by reference to Exhibit 10.12 of the S-1.

10.7**  Employment Agreement dated as of May 4, 1994 among Edgewood    *
        Manufacturing Corp. and James R. Lozelle, incorporated by reference to Exhibit 10.13 of the S-1.

10.8**  Stock Option Agreement dated May 4, 1994 by and between the    *
        Registrant and James R. Lozelle incorporated by reference to
        Exhibit 10.14 of the S-1.

10.9    Lease Agreement dated March 1, 1988 between 8900 Inkster       *
        Associates and Edgewood Tool and Manufacturing Company; and Amendment to Lease dated as of March 1, 1994 between 8900
        Inkster Associates and Edgewood Tool and Manufacturing Company, incorporated by reference to Exhibit 10.16 of the S-1.

10.10 Amended and Restated Credit Agreement dated as of May 4, 1994 * by and between R.J. Tower Corporation and Comerica Bank, incorporated by reference to Exhibit 10.17 of the S-1.

10.11** 1994 Key Employee Stock Option Plan, incorporated by           *
        reference to Exhibit 10.18 of the S-1.

10.12** Form of Salary Continuation Agreement between the              *
        Registrant and certain employees, incorporated by reference to Exhibit 10.19 of the S-1.

10.13   Form of Subscription Agreement between the Registrant and      *
        certain stockholders, incorporated by reference to Exhibit
        10.20 of the S-1.

10.14   Stock Purchase Agreement by and among the Registrant and       *
        certain other parties, dated June 10, 1994, incorporated by reference to Exhibit 10.21 of the S-1.

10.15   Second Amended and Restated Credit Agreement dated as of       *
        June 29, 1994 by and between R.J. Tower Corporation and
        Comerica Bank, incorporated by reference to Exhibit 10.22 of the S-1.

10.16   Amended and Restated Investor Stockholders Agreement dated     *
        as of August 18, 1994 by and among the Registrant, Onex U.S. Investments, Inc., J2R Partners and certain investors, incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994, filed under the Securities Exchange Act of 1934, as amended (the "September 10-Q").

10.17 Second Amended and Restated Management Stockholders Agreement * dated as of August 18, 1994 among the Registrant, Onex U.S. Investments, Inc. and certain management stockholders, incorporated by reference to Exhibit 10.2 of the September 10-Q.

10.18   Stock Purchase Agreement by and among MascoTech, Inc. and      *
        R.J. Tower Corporation dated as of January 16, 1996, incorporated by reference to Exhibit 7.1 of the Registrant's Form 8-K dated January 16, 1996, filed under the Securities Exchange Act of 1934.

10.19   Third Amended and Restated Credit Agreement dated as of        *
        January 16, 1996 by and between R.J. Tower Corporation and Comerica Bank, incorporated by reference to Exhibit 10.24 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, filed under the Securities Exchange Act of 1934, as amended.

10.20 Stock Purchase Agreement dated as of May 31, 1996 among Tower * Automotive, Inc., R.J. Tower Corporation and MascoTech, Inc., incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K dated May 31, 1996, filed under the Securities
        Exchange Act of 1934 (the "May 8-K").

10.21   First Amendment to Third Amended and Restated Credit           *
        Agreement, dated as of May 31, 1996, by and among R.J. Tower Corporation, the financial institutions parties thereto and Comerica Bank, as agent, incorporated by reference to Exhibit
        4.1 of the May 8-K.

10.22   $39,000,000 Revolving Credit Note, dated as of May 31, 1996,   *
        issued by R.J. Tower Corporation, a Michigan corporation, to Comerica Bank, incorporated by reference to Exhibit 4.2 of the May 8-K.

10.23   $18,000,000 Revolving Credit Note, dated as of May 31, 1996,   *
        issued by R.J. Tower Corporation, a Michigan corporation, to Bank of America Illinois, incorporated by reference to Exhibit
        4.3 of the May 8-K.

10.24   $18,000,000 Revolving Credit Note, dated as of May 31, 1996,   *
        issued by R.J. Tower Corporation, a Michigan corporation, to First Bank National Association, incorporated by reference to Exhibit 4.4 of the May 8-K.

10.25   Joinder Agreement to Amended and Restated Guaranty (Tower      *
        Indiana Debt) made by MascoTech Stamping Technologies, Inc., a Delaware corporation, in favor of Comerica Bank, as agent, incorporated by reference to Exhibit 4.6 of the May 8-K.

10.26   Joinder Agreement to Amended and Restated Guaranty (Tower      *
        Kentucky Debt) made by MascoTech Stamping Technologies, Inc., a Delaware corporation, in favor of Comerica Bank, as agent, incorporated by reference to Exhibit 4.7 of the May 8-K.

10.27 Form of Second Amended and Restated Security Agreement, dated * as of May 31, 1996, made by each of R.J. Tower Corporation, a Michigan corporation, R.J. Tower Corporation, a Kentucky corporation, R.J. Tower Corporation, an Indiana corporation, Kalamazoo Stamping and Die Company, a Michigan corporation, Edgewood Manufacturing Corp., a Delaware corporation, in favor of Comerica Bank, as agent, incorporated by reference to
        Exhibit 4.8 of the May 8-K.

10.28   Amended and Restated Security Agreement, dated as of May 31,   *
        1996, made by Trylon Corporation, a Michigan corporation, in favor of Comerica Bank, as agent, incorporated by reference to Exhibit 4.9 of the May 8-K.

10.29   Form of Second Amended and Restated Mortgage, dated as of      *
        May 31, 1996, made by each of R.J. Tower Corporation, a
        Michigan corporation, R.J. Tower Corporation, an Indiana corporation, Kalamazoo Stamping and Die Company, a Michigan corporation, Edgewood Manufacturing Corp., a Delaware corporation, in favor of Comerica Bank, as agent, incorporated by reference to Exhibit 4.10 of the May 8-K.

10.30   Second Amended and Restated Security Agreement (Third Party    *
        Pledge), dated as of May 31, 1996, made by Tower Automotive, Inc., a Delaware corporation, in favor of Comerica Bank, as agent, incorporated by reference to Exhibit 4.11 of the May 8-K.

10.31   Intercreditor and Collateral Agency Agreement, dated as of     *
        May 31, 1996, among Comerica Bank, Bank of America Illinois, First Bank National Association, Teachers Insurance and
        Annuity Association of America, Northern Life Insurance
        Company, Northwestern National Life Insurance Company, Bankers Security Life Insurance Society, Jefferson-Pilot Life
        Insurance Company and Alexander Hamilton Life Insurance
        Company of America, incorporated by reference to Exhibit 4.12 of the May 8-K.

10.32   Form of R.J. Tower Corporation Note Agreement, dated as of     *
        May 31, 1996, between R.J. Tower Corporation and each of Teachers Insurance and Annuity Association of America,
        Northern Life Insurance Company, Northwestern National Life Insurance Company, Bankers Security Life Insurance Society, Jefferson-Pilot Life Insurance Company and Alexander Hamilton Life Insurance Company of America, incorporated by reference to Exhibit 4.13 of the May 8-K.

10.33   Form of 7.65% Senior Secured Notes, Series A, due June 1,      *
        2006, issued by R.J. Tower Corporation to (i) Teachers
        Insurance and Annuity Association of America in the principal amount of $10 million, (ii) Northern Life Insurance Company in the principal amount of $8.5 million, (iii) Northwestern National Life Insurance Company in the principal amount of $4.0 million, (iv) Bankers Security Life Insurance Society in the principal amount of $2.5 million, (v) Jefferson-Pilot Life Insurance Company in the principal amount of $7.5 million and (vi) Alexander Hamilton Life Insurance Company of America in the principal amount of $7.5 million, incorporated by reference to Exhibit 4.14 of the May 8-K.

10.34   7.82% Senior Secured Note, Series B, due June 1, 2008,         *
        issued by R.J. Tower Corporation to Teachers Insurance and Annuity Association of America in the principal amount of $25 million, incorporated by reference to Exhibit 4.15 of the May 8-K.

10.35   Subsidiaries Guaranty, dated as of May 31, 1996, made by       *
        Trylon Corporation, a Michigan corporation, R.J. Tower Corporation, a Kentucky corporation, R.J. Tower Corporation, an Indiana corporation, Kalamazoo Stamping and Die Company, a Michigan corporation, Edgewood Manufacturing Corp., a
        Delaware corporation and MascoTech Stamping Technologies,
        Inc., a Delaware corporation, in favor of Teachers Insurance and Annuity Association of America, Northern Life Insurance Company, Northwestern National Life Insurance Company,
        Bankers Security Life Insurance Society, Jefferson-Pilot
        Life Insurance Company and Alexander Hamilton Life Insurance Company of America, incorporated by reference to Exhibit 4.16 of the May 8-K.

10.36   Registration Rights and Voting Agreement dated as of May 31,   *
        1996, between Tower Automotive, Inc. and MascoTech, Inc., incorporated by reference to Exhibit 4.17 of the May 8-K.

10.37   $5 million Promissory Note, dated as of May 31, 1996, issued   *
        by R.J. Tower Corporation to MascoTech, Inc., incorporated by reference to Exhibit 4.18 of the May 8-K.

10.38   Stock Purchase Warrant, dated as of May 31, 1996, issued by    *
        Tower Automotive, Inc. to MascoTech, Inc., incorporated by reference to Exhibit 4.19 of the May 8-K.

10.39   Second Amended and Restated Guaranty (Tower-Michigan Debt),    *
        dated as of May 30, 1996, made by R.J. Tower Corporation, an Indiana corporation, Edgewood Manufacturing Corp., a
        Delaware corporation, R.J. Tower Corporation, a Kentucky corporation, Kalamazoo Stamping and Die Company, a Michigan corporation, Trylon Corporation, a Michigan corporation and MascoTech Stamping Technologies, Inc., a Delaware corporation, in favor of Comerica Bank, as agent, incorporated by reference to Exhibit 4.5 of the Registrant's Form 8-K/A No. 1 dated
        June 4, 1996, filed under the Securities Exchange Act of 1934.

10.40   Fourth Amended and Restated Credit Agreement dated as of      *
        September 6, 1996 by and between R.J. Tower Corporation and Comerica Bank, incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, filed under the Securities Exchange Act of 1934, as amended.

11      Statement of Computation of Earnings Per Share for the
        Year Ended December 31, 1996 filed herewith.

13.1    Annual Report to Stockholders for the year ended December     -
        31, 1996 filed herewith.

21.1    List of Subsidiaries filed herewith.                          -

23.1    Consent of Independent Public Accountants filed herewith.     -

27.1    Financial Data Schedule filed herewith.                       -

99.1    Preliminary Prospectus dated March 25, 1997 filed herewith.   -



----------------------
*    Incorporated by reference.
**   Indicates compensatory arrangement.