Form 10-K405/A
period 1996-12-31
TOWER AUTOMOTIVE INC
filed 1997-04-10
CIK 925548

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

     AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                     Commission file number      1-12733
                                            ----------------


                             TOWER AUTOMOTIVE, INC.
             (Exact name of registrant as specified in its charter)


                 DELAWARE                               41-1746238
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)

  4508 IDS CENTER, MINNEAPOLIS, MINNESOTA                  55402
 (Address of principal executive offices)               (Zip Code)



       Registrant's telephone number, including area code: (612) 342-2310

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                     Common Stock, par value $.01 per share
--------------------------------------------------------------------------------
                                (Title of Class)

  SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  Not applicable.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 24, 1997, 14,340,800 shares of Common Stock of the Registrant were outstanding and the aggregate market value of the Common Stock of the Registrant (based upon the last reported sale price of the Common Stock at that date by the New York Stock Exchange), excluding shares owned beneficially by affiliates, was approximately $467,988,000.

     Information required by Items 5, 6 and 7of Part II of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Annual Report to Stockholders for the year ended December 31, 1996 (the "1996 Annual Report"). Information required by Items 10, 11, 12 and 13 of Part III of this Annual Report on
Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its annual meeting to be held on May 20, 1997 (the "1997 Proxy Statement").


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             TOWER AUTOMOTIVE, INC.

                          INDEX TO AMENDMENT NO. 1 TO
                           ANNUAL REPORT ON FORM 10-K



                                                                        PAGE NO.

PART I

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . .   -1-

PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
            REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . . .   -1-

                                     PART I

     Items 8 and 14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "Form 10-K"), as filed with the Securities and Exchange Commission on March 27, 1997, hereby are amended by deleting each item in its entirety and replacing each as follows:


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by Item 8 is incorporated herein by reference to the consolidated financial statements, notes thereto and Report of Independent Public Accountants thereon set forth on pages F-2 through F-22, which are attached hereto as Exhibit 99.1.

     Management of the Company is responsible for the financial information and representations contained in the consolidated financial statements and the sections of the 1996 Annual Report. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and therefore include certain amounts based on management's best estimates and judgments. The financial information contained in the 1996 Annual Report is consistent with that in the consolidated financial statements.

     The Company maintains internal accounting control systems which management believes provide reasonable assurance that the Company's assets are properly safeguarded and accounted for, that the Company's books and records properly reflect all transactions, and that the Company's policies are implemented by qualified personnel. Reasonable assurance is based upon the recognition that the cost of an internal control system should not exceed the related benefits.

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

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


       (A)  DOCUMENTS FILED AS PART OF THIS REPORT

            (1)     FINANCIAL STATEMENTS:

                    The following are incorporated herein by reference to pages F-2 through F-22, attached hereto as Exhibit 99.1:

                    - Report of Independent Public Accounts
                    - Consolidated Balance Sheets as of December 31, 1995 and
                      1996
                    - Consolidated Statements of Operations for the Years Ended
                      December 31, 1994, 1995 and 1996
                    - Consolidated Statements of Stockholders' Investment for
                      the Years Ended
                      December 31, 1994, 1995 and 1996
                    - Consolidated Statement of Cash Flows for the Years Ended
                      December 31, 1994, 1995 and 1996
                    - Notes to Consolidated Financial Statements

            (2)     EXHIBITS:  See "Exhibit Index" beginning on page 4.

       (B)  REPORTS ON FORM 8-K

            No reports on Form 8-K were filed by the Company during the fourth quarter of 1996.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TOWER AUTOMOTIVE, INC.


                                        By   /s/ S.A. Johnson
                                          ---------------------------------
                                             S.A. Johnson, Chairman


       Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities indicated on this 10th day of April, 1997.

           SIGNATURE                                          TITLE


       /s/ S.A. Johnson                      Chairman and Director
-----------------------------------
         S.A. Johnson

   /s/ Adrian Vander Starre                  Vice Chairman and Director
-----------------------------------
     Adrian Vander Starre

    /s/ Dugald K. Campbell                   President, Chief Executive
-----------------------------------          Officer (Principal Executive
       Dugald K. Campbell                    Officer) and Director

      /s/ James R. Lozelle                   Executive Vice President and
-----------------------------------          Director
       James R. Lozelle

       /s/ Scott D. Rued                     Vice President, Corporate
-----------------------------------          Development and Director
         Scott D. Rued

        /s/ W.H. Clement                     Director
-----------------------------------
         W.H. Clement

       /s/ Eric J. Rosen                     Director
-----------------------------------
         Eric J. Rosen

   /s/ Matthew O. Diggs, Jr.                 Director
-----------------------------------
     Matthew O. Diggs, Jr.

       /s/ F.J. Loughrey                     Director
-----------------------------------
         F.J. Loughrey

         /s/ K.B. Clark                      Director
-----------------------------------
          K.B. Clark

     /s/ Anthony A. Barone                   Vice President and Chief
-----------------------------------          Financial Officer (Principal
       Anthony A. Barone                     Accounting Officer)

                             TOWER AUTOMOTIVE, INC.
                         EXHIBIT INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                                       Page Number in Sequential
                                                       Numbering of all Form
Exhibit                                                10-K and Exhibit Pages
-------                                                -------------------------

3.1       Amended and Restated Certificate of                           *
          Incorporation of the Registrant,
          incorporated by reference to Exhibit 3.1 of the Registrant's Form S-1, Registration
          No. 33-80320 filed under the Securities Act of 1933 (the S-1").

3.2       Amended and Restated By-laws of the                           *
          Registrant, incorporated by reference to
          Exhibit 3.2 of the S-1.

4.1       Form of Common Stock Certificate,                             *
          incorporated by reference to Exhibit 4.1 of the S-1.

10.1      Form of Stock Subscription Agreement between                  *
          the Company and certain management employees, incorporated by reference to Exhibit 10.3 of the S-1.

10.2      Registration Agreement dated as of April 15,                  *
          1993 between the Registrant and certain
          investors; and First Amendment to
          Registration Agreement dated as of May 4,
          1994 by and among the Registrant and certain investors, incorporated by reference to
          Exhibit 10.4 of the S-1.

10.3      Stock Option and Indemnification Agreement                    *
          dated as of April 15, 1993 by and between the Registrant and Onex U.S. Investments,
          Inc., incorporated by reference to
          Exhibit 10.7 of the S-1.

10.4**    Employment and Consulting Agreement dated as                  *
          of April 15, 1993 between R.J. Tower
          Corporation and Adrian Vander Starre,
          incorporated by reference to Exhibit 10.9 of the S-1.

10.5      Form of Management Stock Pledge Agreement,                    *
          incorporated by reference to Exhibit 10.10 of the S-1.

10.6      Form of Convertible Promissory Note dated as                  *
          of May 4, 1994 of the Registrant,
          incorporated by reference to Exhibit 10.12 of the S-1.

10.7**    Employment Agreement dated as of May 4, 1994                  *
          among Edgewood Manufacturing Corp. and
          James R. Lozelle, incorporated by reference to Exhibit 10.13 of the S-1.

10.8**    Stock Option Agreement dated May 4, 1994 by                   *
          and between the Registrant and James R.
          Lozelle, incorporated by reference to
          Exhibit 10.14 of the S-1.

                                                       Page Number in Sequential
                                                       Numbering of all Form
Exhibit                                                10-K and Exhibit Pages
-------                                                -------------------------

10.9      Lease Agreement dated March 1, 1988 between                   *
          8900 Inkster Associates and Edgewood Tool and Manufacturing Company; and Amendment to Lease dated as of March 1, 1994 between 8900
          Inkster Associates and Edgewood Tool and
          Manufacturing Company, incorporated by
          reference to Exhibit 10.16 of the S-1.

10.10     Amended and Restated Credit Agreement dated                   *
          as of May 4, 1994 by and between R.J. Tower
          Corporation and Comerica Bank, incorporated by reference to Exhibit 10.17 of the S-1.

10.11**   1994 Key Employee Stock Option Plan,                          *
          incorporated by reference to Exhibit 10.18 of the S-1.

10.12**   Form of Salary Continuation Agreement                         *
          between the Registrant and certain
          employees, incorporated by reference to
          Exhibit 10.19 of the S-1.

10.13     Form of Subscription Agreement between the                    *
          Registrant and certain stockholders,
          incorporated by reference to Exhibit 10.20 of the S-1.

10.14     Stock Purchase Agreement by and among the                     *
          Registrant and certain other parties, dated
          June 10, 1994, incorporated by reference to
          Exhibit 10.21 of the S-1.

10.15     Second Amended and Restated Credit Agreement                  *
          dated as of June 29, 1994 by and between R.J. Tower Corporation and Comerica Bank, incorporated by reference to Exhibit 10.22 of the S-1.

10.16     Amended and Restated Investor Stockholders                    *
          Agreement dated as of August 18, 1994 by and among the Registrant, Onex U.S. Investments,
          Inc., J2R Partners and certain investors, incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended
          September 30, 1994, filed under the
          Securities Exchange Act of 1934, as amended
          (the "September 10-Q").

10.17     Second Amended and Restated Management                        *
          Stockholders Agreement dated as of
          August 18, 1994 among the Registrant,
          Onex U.S. Investments, Inc. and certain
          management stockholders, incorporated by reference to Exhibit 10.2 of the September 10-Q.

10.18     Stock Purchase Agreement by and among                         *
          MascoTech, Inc. and R.J. Tower Corporation dated as of January 16, 1996, incorporated by reference to Exhibit 7.1 of the Registrant's Form 8-K dated January 16,
          1996, filed under the Securities Exchange
          Act of 1934.

                                                       Page Number in Sequential
                                                       Numbering of all Form
Exhibit                                                10-K and Exhibit Pages
-------                                                -------------------------

10.19     Third Amended and Restated Credit Agreement                   *
          dated as of January 16, 1996 by and between R.J. Tower Corporation and Comerica Bank, incorporated by reference to Exhibit 10.24 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, filed under the Securities Exchange
          Act of 1934, as amended.

10.20     Stock Purchase Agreement dated as of                          *
          May 31, 1996 among Tower Automotive, Inc.,
          R.J. Tower Corporation and MascoTech, Inc., incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K dated May 31,
          1996, filed under the Securities Exchange
          Act of 1934 (the "May 8-K").

10.21     First Amendment to Third Amended and                          *
          Restated Credit Agreement, dated as of
          May 31, 1996, by and among R.J. Tower
          Corporation, the financial institutions
          parties thereto and Comerica Bank, as agent, incorporated by reference to Exhibit 4.1 of the May 8-K.

10.22     $39,000,000 Revolving Credit Note, dated as                   *
          of May 31, 1996, issued by R.J. Tower
          Corporation, a Michigan corporation, to
          Comerica Bank, incorporated by reference to
          Exhibit 4.2 of the May 8-K.

10.23     $18,000,000 Revolving Credit Note, dated as                   *
          of May 31, 1996, issued by R.J. Tower
          Corporation, a Michigan corporation, to Bank of America Illinois, incorporated by reference to Exhibit 4.3 of the May 8-K.

10.24     $18,000,000 Revolving Credit Note, dated as                   *
          of May 31, 1996, issued by R.J. Tower
          Corporation, a Michigan corporation, to
          First Bank National Association, incorporated by reference to Exhibit 4.4 of the May 8-K.

10.25     Joinder Agreement to Amended and Restated                     *
          Guaranty (Tower Indiana Debt) made by
          MascoTech Stamping Technologies, Inc., a
          Delaware corporation, in favor of Comerica
          Bank, as agent, incorporated by reference to
          Exhibit 4.6 of the May 8-K.

10.26     Joinder Agreement to Amended and Restated                     *
          Guaranty (Tower Kentucky Debt) made by
          MascoTech Stamping Technologies, Inc., a
          Delaware corporation, in favor of Comerica
          Bank, as agent, incorporated by reference to Exhibit 4.7 of the May 8-K.

                                                       Page Number in Sequential
                                                       Numbering of all Form
Exhibit                                                10-K and Exhibit Pages
-------                                                -------------------------

10.27     Form of Second Amended and Restated Security                  *
          Agreement, dated as of May 31, 1996, made by each of R.J. Tower Corporation, a Michigan corporation, R.J. Tower Corporation, a
          Kentucky corporation, R.J. Tower
          Corporation, an Indiana corporation,
          Kalamazoo Stamping and Die Company, a
          Michigan corporation, Edgewood Manufacturing
          Corp., a Delaware corporation, in favor of Comerica Bank, as agent, incorporated by reference to Exhibit 4.8 of the May 8-K.

10.28     Amended and Restated Security Agreement,                      *
          dated as of May 31, 1996, made by Trylon
          Corporation, a Michigan corporation, in favor of Comerica Bank, as agent, incorporated by reference to Exhibit 4.9 of the May 8-K.

10.29     Form of Second Amended and Restated                           *
          Mortgage, dated as of May 31, 1996, made by each of R.J. Tower Corporation, a Michigan corporation, R.J. Tower Corporation, an
          Indiana corporation, Kalamazoo Stamping and
          Die Company, a Michigan corporation,
          Edgewood Manufacturing Corp., a Delaware corporation, in favor of Comerica Bank, as agent, incorporated by reference to
          Exhibit 4.10 of the May 8-K.

10.30     Second Amended and Restated Security                          *
          Agreement (Third Party Pledge), dated as of
          May 31, 1996, made by Tower Automotive,
          Inc., a Delaware corporation, in favor of Comerica Bank, as agent, incorporated by reference to Exhibit 4.11 of the May 8-K.

10.31     Intercreditor and Collateral Agency                           *
          Agreement, dated as of May 31, 1996, among Comerica Bank, Bank of America Illinois,
          First Bank National Association, Teachers
          Insurance and Annuity Association of
          America, Northern Life Insurance Company,
          Northwestern National Life Insurance
          Company, Bankers Security Life Insurance
          Society, Jefferson-Pilot Life Insurance
          Company and Alexander Hamilton Life
          Insurance Company of America, incorporated by reference to Exhibit 4.12 of the May 8-K.

10.32     Form of R.J. Tower Corporation Note                           *
          Agreement, dated as of May 31, 1996, between R.J. Tower Corporation and each of Teachers
          Insurance and Annuity Association of
          America, Northern Life Insurance Company,
          Northwestern National Life Insurance
          Company, Bankers Security Life Insurance
          Society, Jefferson-Pilot Life Insurance
          Company and Alexander Hamilton Life
          Insurance Company of America, incorporated by reference to Exhibit 4.13 of the May 8-K.

                                                       Page Number in Sequential
                                                       Numbering of all Form
Exhibit                                                10-K and Exhibit Pages
-------                                                -------------------------

10.33     Form of 7.65% Senior Secured Notes,                           *
          Series A, due June 1, 2006, issued by R.J.
          Tower Corporation to (i) Teachers Insurance and Annuity Association of America in the principal amount of $10 million, (ii)
          Northern Life Insurance Company in the
          principal amount of $8.5 million, (iii)
          Northwestern National Life Insurance Company in the principal amount of $4.0 million,
          (iv) Bankers Security Life Insurance Society in the principal amount of $2.5 million, (v)
          Jefferson-Pilot Life Insurance Company in the principal amount of $7.5 million and
          (vi) Alexander Hamilton Life Insurance
          Company of America in the principal amount of $7.5 million, incorporated by reference to Exhibit 4.14 of the May 8-K.

10.34     7.82% Senior Secured Note, Series B, due                      *
          June 1, 2008, issued by R.J. Tower
          Corporation to Teachers Insurance and
          Annuity Association of America in the
          principal amount of $25 million,
          incorporated by reference to Exhibit 4.15 of the May 8-K.

10.35     Subsidiaries Guaranty, dated as of May 31,                    *
          1996, made by Trylon Corporation, a Michigan corporation, R.J. Tower Corporation, a
          Kentucky corporation, R.J. Tower Corporation, an Indiana corporation, Kalamazoo Stamping and Die Company, a Michigan corporation, Edgewood Manufacturing Corp., a Delaware corporation and MascoTech Stamping
          Technologies, Inc., a Delaware corporation, in favor of Teachers Insurance and Annuity
          Association of America, Northern Life
          Insurance Company, Northwestern National
          Life Insurance Company, Bankers Security
          Life Insurance Society, Jefferson-Pilot Life
          Insurance Company and Alexander Hamilton
          Life Insurance Company of America,
          incorporated by reference to Exhibit 4.16 of the May 8-K.

10.36     Registration Rights and Voting Agreement                      *
          dated as of May 31, 1996, between Tower
          Automotive, Inc. and MascoTech, Inc.,
          incorporated by reference to Exhibit 4.17 of the May 8-K.

10.37     $5 million Promissory Note, dated as of                       *
          May 31, 1996, issued by R.J. Tower
          Corporation to MascoTech, Inc., incorporated by reference to Exhibit 4.18 of the May 8-K.

10.38     Stock Purchase Warrant, dated as of                           *
          May 31, 1996, issued by Tower Automotive,
          Inc. to MascoTech, Inc., incorporated by reference to Exhibit 4.19 of the May 8-K.

                                                       Page Number in Sequential
                                                       Numbering of all Form
Exhibit                                                10-K and Exhibit Pages
-------                                                -------------------------

10.39     Second Amended and Restated Guaranty (Tower-                  *
          Michigan Debt), dated as of May 30, 1996, made by R.J. Tower Corporation, an Indiana corporation, Edgewood Manufacturing Corp., a
          Delaware corporation, R.J. Tower
          Corporation, a Kentucky corporation,
          Kalamazoo Stamping and Die Company, a
          Michigan corporation, Trylon Corporation, a
          Michigan corporation and MascoTech Stamping
          Technologies, Inc., a Delaware corporation, in favor of Comerica Bank, as agent, incorporated by reference to Exhibit 4.5 of the Registrant's Form 8-K/A No. 1 dated
          June 4, 1996, filed under the Securities
          Exchange Act of 1934.

10.40     Fourth Amended and Restated Credit Agreement                  *
          dated as of September 6, 1996 by and between R.J. Tower Corporation and Comerica Bank, incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on
          Form 10-Q for the quarterly period ended
          September 30, 1996, filed under the
          Securities Exchange Act of 1934, as
          amended.

11        Statement of Computation of Earnings Per                     ***
          Share for the Year Ended December 31, 1996.

13.1      Annual Report to Stockholders for the year                   ***
          ended December 31, 1996.

21.1      List of Subsidiaries.                                        ***

23.1      Consent of Independent Public Accountants                     --
          filed herewith.

25.1      Financial Data Schedule.                                     ***

99.1      Consolidated Financial Statements, notes                      --
          thereto and Report of Independent Public
          Accountants thereon filed herewith.

---------------------
*    Incorporated by reference.
**   Indicates compensatory arrangement.
*** Incorporated by reference to original Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Commission on March 27, 1997.