Form 10-Q
period 1997-03-31
TOWER AUTOMOTIVE INC
filed 1997-05-14
CIK 925548

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                        ______________________________


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997

                                      OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ___ to ___

                        Commission file number 1-12733

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

The number of shares outstanding of the Registrant's common stock, par value $.01 per share, at April 30, 1997 was 22,846,077 shares.

ITEM 1 - FINANCIAL INFORMATION

                   TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

         (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       1997              1996
                                                    ----------        ----------

Revenues                                            $  125,117        $   68,921

Cost of sales                                          106,105            58,406
                                                    ----------        ----------

   Gross profit                                         19,012            10,515

Selling, general and administrative expenses             5,812             3,514

Amortization expense                                       660               375
                                                    ----------        ----------

   Operating income                                     12,540             6,626

Interest expense, net                                    1,348             1,308
                                                    ----------        ----------

   Income before provision for income taxes             11,192             5,318

Provision for income taxes                               4,474             2,130
                                                    ----------        ----------

   Net income                                       $    6,718        $    3,188
                                                    ----------        ----------
                                                    ----------        ----------

   Net income applicable to common
   stockholders                                     $    6,753        $    3,232
                                                    ----------        ----------
                                                    ----------        ----------

   Net income per common and common
   equivalent share                                  $    0.45        $     0.28
                                                    ----------        ----------
                                                    ----------        ----------

   Weighted average common and common
   equivalent shares outstanding                        14,977            11,733
                                                    ----------        ----------
                                                    ----------        ----------

                 The accompanying notes are an integral part
                      of these consolidated statements.

                   TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                            (AMOUNTS IN THOUSANDS)

                                                      March 31,   December 31,
Assets                                                  1997          1996
--------------------------------------------        -----------   ------------
                                                    (unaudited)
Current assets:
   Cash and cash equivalents                        $    33,307   $     39,596
   Accounts receivable                                   74,840         61,073
   Inventories                                           26,508         21,864
   Other current assets                                  17,101         14,433
                                                    -----------   ------------
   Total current assets                                 151,756        136,966

Property, plant and equipment, net                      163,180        156,248

Restricted cash                                          10,847         10,833

Goodwill and other assets, net                           95,439         94,560
                                                    -----------   ------------

                                                    $   421,222   $    398,607
                                                    -----------   ------------
                                                    -----------   ------------

Liabilities and Stockholders' Investment
--------------------------------------------

Current liabilities:
   Current maturities of long-term debt             $       722   $        722
   Accounts payable                                      46,856         32,280
   Accrued liabilities                                   24,412         22,429
                                                    -----------   ------------

   Total current liabilities                             71,990         55,431

Long-term debt, net of current maturities               113,426        113,460
Deferred income taxes                                    12,302         12,302
Other noncurrent liabilities                             33,702         35,537
                                                    -----------   ------------

Stockholders' investment:
   Preferred stock                                           --             --
   Common stock                                             143            143
   Warrants to acquire common stock                       2,000          2,000
   Additional paid-in capital                           137,859        136,759
   Retained earnings                                     49,960         43,150
   Subscriptions receivable                                (160)          (175)
                                                    -----------   ------------

   Total stockholders' investment                       189,802        181,877
                                                    -----------   ------------

                                                    $   421,222   $    398,607
                                                    -----------   ------------
                                                    -----------   ------------

                 The accompanying notes are an integral part
               of these condensed consolidated balance sheets.

                   TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                      (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                      1997              1996
                                                   ----------        ----------
OPERATING ACTIVITIES:
   Net income                                      $    6,718        $    3,188
   Adjustments to reconcile net income to
     net cash provided by operating activities -
       Depreciation and amortization                    4,250             2,582
       Changes in other operating items                (7,894)            1,064
                                                   ----------        ----------

     Net cash provided by operating activities          3,074             6,834
                                                   ----------        ----------

INVESTING ACTIVITIES:
   Acquisitions, net of cash acquired                       -           (24,511)
   Capital expenditures, net                          (10,522)           (2,339)
   Change in restricted cash                              (14)             (208)
                                                   ----------        ----------

     Net cash used in investing activities            (10,536)          (27,058)
                                                   ----------        ----------

FINANCING ACTIVITIES:
   Proceeds from borrowings                                -             63,304
   Repayment of debt                                     (19)           (43,194)
   Proceeds from issuance of stock                     1,073                 86
   Other, net                                            119                128
                                                   ----------        ----------

     Net cash provided by financing activities          1,173            20,324
                                                   ----------        ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                (6,289)              100

CASH AND CASH EQUIVALENTS:
   Beginning of period                                 39,596               957
                                                   ----------        ----------

   End of period                                   $   33,307        $    1,057
                                                   ----------        ----------
                                                   ----------        ----------

                 The accompanying notes are an integral part of these condensed consolidated statements.

                   TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1. The accompanying condensed consolidated financial statements have been prepared by Tower Automotive, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.
     The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1996 Annual Report to Stockholders.

     Revenues and operating results for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

2.   Inventories consisted of the following (in thousands):

                                           March 31, 1997   Dec. 31, 1996
                                           --------------   -------------
          Raw materials                    $       11,343   $       9,517
          Work in process                           8,299           5,949
          Finished goods                            6,866           6,398
                                           --------------   -------------
                                           $       26,508   $      21,864
                                           --------------   -------------
                                           --------------   -------------

3. On May 31, 1996, the Company acquired all of the outstanding common stock of MascoTech Stamping Technologies, Inc. (MSTI), a wholly owned subsidiary of MascoTech, Inc. (MascoTech). Consideration consisted of $55 million in cash, 785,000 shares of the Company's Common Stock and warrants to acquire 200,000 shares of the Company's Common Stock at an exercise price of $18 per share. The Company may also make additional payments of up to $30 million to MascoTech if certain operating targets are achieved by the MSTI facilities in the first three years following the acquisition.
     The amounts to be paid to MascoTech are equal to two times the amount by which operating profit, as defined, of the MSTI facilities exceeds $24 million each year. Based on results of operations of the MSTI facilities through March 31, 1997, no contingent payments are due. Contingent consideration in future periods, if any, will be recorded as additional goodwill. MSTI manufactures metal chassis and suspension components and assemblies for the North American automotive industry from facilities in Ohio, Indiana and Michigan.

     The acquisition of MSTI has been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at fair value as of the acquisition date. The assets and liabilities of MSTI have been recorded based upon preliminary estimates of fair value as of the date of acquisition. The Company does not believe the final allocation of the purchase price will be materially different than the preliminary allocation. The purchase price in excess of the fair value of the net assets acquired is included in goodwill in the accompanying condensed consolidated balance sheets. Results of operations from MSTI have been included in the accompanying condensed consolidated financial statements from the date of acquisition. Unaudited pro forma results of consolidated operations for the three months ended March 31, 1996 as if the acquisition of MSTI was completed at the beginning of 1996 is included in Note 5.

4.   Long-term debt consisted of the following (in thousands):

                                                     March 31,    December 31,
                                                       1997           1996
                                                    ----------    -----------
          Revolving credit facility                 $      -      $       -
          Senior notes                                  65,000         65,000
          Industrial development revenue
             bonds                                      46,643         46,643
          Convertible subordinated notes                 2,474          2,508
          Other                                             31             31
                                                    ----------    -----------
                                                       114,148        114,182
          Less-current maturities                         (722)          (722)
                                                    ----------    -----------
             Total long-term debt                   $  113,426    $   113,460
                                                    ----------    -----------
                                                    ----------    -----------

     In September 1996, the Company and its lenders amended the Credit Agreement to consist of a $75 million unsecured revolving credit facility which matures in January 2001 and bears interest at a prime-based rate or LIBOR plus a variable margin. The amended Credit Agreement also provides for the issuance of up to $10 million in letters of credit.

     The Company financed the cash portion of the MSTI acquisition through the issuance of two series of Senior Notes having an aggregate principal amount of $65 million, with interest rates of 7.65% and 7.82% and final maturities of 2006 and 2008. The Senior Notes were retired in connection with the transactions described in Note 5.

5.   On April 18, 1997, the Company completed the following transactions:

     (a) Issued 8,500,000 shares of Common Stock in a public offering at an offering price of $35 per share (the "Offering"). Net proceeds to the Company, after underwriting discounts and offering expenses, were approximately $285 million.

     (b) Repaid, in full, the outstanding Senior Notes plus accrued interest. In connection with the repayment, the Company paid prepayment penalties and wrote off deferred financing costs which will result in an extraordinary loss, net of income taxes of approximately $2.0 million. The Company will recognize this charge during the second quarter of 1997.

     (c) Entered into a new revolving credit facility that provides for borrowings of up to $750 million on an unsecured basis. The amount available under the revolving credit facility reduces to $675 million in April 2000, $600 million in April 2001 and $500 million in April 2002. The credit facility has a final maturity of April 2003. Interest on the credit facility is at the prime rate or LIBOR plus .30. The new credit facility will require the Company to meet certain financial tests, including but not limited to minimum interest coverage, minimum debt/capital and maximum leverage ratio.

     (d) Acquired and assumed substantially all of the assets and liabilities of Automotive Products Company (APC), a division of A.O. Smith Corporation. The aggregate purchase price consisted of approximately $700 million in cash, including management's estimate of certain adjustments associated with the net assets of APC at closing, as defined, and was financed with the proceeds from the Offering and borrowings under the new credit facility described above. APC, which has 15 facilities, designs and manufactures frames, frame components, engine cradles, suspension components and modules for the North American automotive and heavy truck industries. This acquisition will be accounted for as a purchase and, accordingly, APC's assets and liabilities will be recorded at fair value as of the acquisition date, with the excess purchase price recorded as goodwill. The assets and liabilities of APC have been recorded based upon preliminary estimates of fair value as of the date of acquisition. The Company does not believe the final allocation of the purchase price will be materially different than the preliminary allocation.

     Following are unaudited pro forma condensed results of operations for the three months ended March 31, 1997 as if the acquisition of APC and the Offering were completed at the beginning of the period and for the three months ended March 31, 1996 as if the following were completed at the beginning of the period: (i) the acquisition of APC, (ii) the Offering,
     (iii) the acquisition of MSTI, and (iv) the June 1996 public offering of 2,232,900 shares of Common Stock (in thousands, except per share data):

                                              Three Months Ended March 31,
                                              ----------------------------
                                                 1997             1996
                                              ----------       ----------
          Revenues                            $  362,415       $  338,821
                                              ----------       ----------
                                              ----------       ----------

          Operating income                    $   32,748       $   29,996
                                              ----------       ----------
                                              ----------       ----------

          Net income applicable to
            common stockholders               $   15,113       $   13,546
                                              ----------       ----------
                                              ----------       ----------

          Weighted average common and
            common equivalent shares
            outstanding                           23,477           23,251
                                              ----------       ----------
                                              ----------       ----------

          Net income per common and
            common equivalent share           $     0.64       $     0.58
                                              ----------       ----------
                                              ----------       ----------

     The unaudited pro forma financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had occurred on such dates.

6. On May 9, 1997, the Company acquired all of the outstanding common stock of Societa Industria Meccanica e Stampaggio S.p.A. ("SIMES"). SIMES, headquartered in Turin, Italy, has annual revenues of approximately $70 million. SIMES designs and manufactures structural metal components in two facilities in Italy, principally for Fiat. The purchase price, which consists of approximately $50 million in cash, was financed with borrowings under the Company's revolving credit facility. The Company may pay an additional $3 million in the future based upon the operating performance of SIMES.

7. During March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which requires the disclosure of basic earnings per share and diluted earnings per share. The Company expects to adopt SFAS 128 effective December 31, 1997. The Company has not yet determined the effect on earnings per share of adopting SFAS 128.

8.   Supplemental cash flow information (in thousands):


                                   Three Months Ended March 31,
                                   ----------------------------
                                      1997              1996
                                   ----------        ----------
          Cash paid for -
            Interest               $      759        $    1,136
            Income taxes                2,540               240

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997 TO THE THREE MONTHS ENDED MARCH 31, 1996

REVENUES -- Revenues for the three months ended March 31, 1997 increased by $56.2 million, or 81.5%, to $125.1 million compared to $68.9 million for the three months ended March 31, 1996. Approximately $42.4 million of the increase revenues over 1996 is attributable to the acquisition of MascoTech Stamping Technologies, Inc. ("MSTI") in May 1996. The remaining increase is due to new business awarded to the Company, including business relating to the Ford Escort, Econoline and Expedition, Dodge Ram Club Cab pick-up and Toyota Camry.

COST OF SALES -- Cost of sales as a percentage of revenues for the three months ended March 31, 1997 was 84.8% compared to 84.7% for the three months ended March 31, 1996. The decrease in gross margin was due to a higher proportion of components purchased from outside suppliers as a result of the MSTI acquisition and launch costs associated with new business. These decreases were partially offset by operating efficiencies and enhanced productivity.

S, G & A EXPENSES -- Selling, general and administrative expenses increased to $5.8 million, or 4.6% of revenues, for the three months ended March 31, 1997 compared to $3.5 million, or 5.1% of revenues, for the three months ended March 31, 1996. The percentage decrease related to revenues reflects the economies of scale of higher gross sales. The increased expense was due primarily to incremental costs associated with the Company's acquisitions of MSTI in 1996.

AMORTIZATION EXPENSE -- Amortization expense for the three months ended March 31, 1997 was $660,000 compared to $375,000 for the three months ended March 31, 1996. The increase was due to incremental goodwill amortization related to the acquisition of MSTI.

INTEREST EXPENSE -- Interest expense for each of the three month periods ended March 31, 1997 and 1996 was $1.3 million. Interest expense was affected by increased borrowings incurred to fund the acquisition of MSTI and by the application of the proceeds from the June 1996 offering of 2,232,900 shares of common stock at $24.50 per share.

INCOME TAXES -- The effective income tax rate was 40.0% for the three months ended March 31, 1997 and 40.1% for the three months ended March 31, 1996. The effective rates differed from the statutory rates primarily as a result of state taxes and non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had no indebtedness outstanding under the revolving credit facility portion of its Credit Agreement. The Credit Agreement, as amended, consists of a revolving credit facility with a committed amount of $75.0 million (subject to eligible accounts receivable and inventory, as defined in the Credit Agreement, which exceeded $75.0 million at March 31,
1997). In April 1997, the Credit Agreement was terminated and replaced with a new credit facility which is further discussed below.

As of March 31, 1997, the Company also had approximately $2.9 million in outstanding indebtedness relating to industrial development revenue bonds issued in connection with the construction of its Auburn, Indiana plant. The bonds are collateralized by a letter of credit, certain equipment and a mortgage on the Company's Auburn, Indiana plant. The bonds are payable in annual installments of $720,000 through September 2000 and bear interest at a floating rate which is adjusted weekly as determined by the bond remarketing agent (3.5% at March 31, 1997 and 4.4% at December 31, 1996).

The Company also has $43.8 million of indebtedness outstanding pursuant to industrial development revenue bonds (IRB's) issued with the City of Bardstown, Kentucky. Proceeds from the IRB's were used to finance construction of a 240,000 square foot manufacturing facility and the related purchase of equipment. The bonds, which are due July 1, 2024 and March 1, 2025, are collateralized by a letter of credit. As of March 31, 1997, approximately $34.2 million of the proceeds had been expended or committed for the first phase of the facility and related equipment. The unexpended proceeds from the bonds, approximately $10.8 million at March 31, 1997, are invested in treasury securities and will be used to finance the second phase of the facility. The bonds bear interest at a floating rate which is adjusted weekly as determined by the bond remarketing agent (5.6% at March 31, 1997 and 5.8% at December 31, 1996).

On May 31, 1996, the Company purchased all of the outstanding common stock of MSTI from MascoTech, Inc. (MascoTech) for an aggregate purchase price of approximately $79 million, including payment of related fees and expenses. Pursuant to the terms of the acquisition, the Company is required to make additional earn-out payments to MascoTech if certain operating targets are achieved by the MSTI facilities in the first three years following the acquisition. If all such operating targets are met, the total payments will not exceed $30 million.

The Company financed the cash portion of the purchase price of MSTI through the issuance of two series of Senior Notes having an aggregate principal amount of $65.0 million, interest rates ranging from 7.65% to 7.82% and final maturities of 2006 to 2008. The Senior Notes were retired in connection with the transaction described in Note 5.

In June 1996, the Company completed an offering of 2,232,900 shares of Common Stock at an offering price of $24.50 per share (Offering). Approximately $32 million of the net proceeds from the Offering were used by the Company to retire borrowings under its Credit Agreement. The remaining proceeds are included in cash and cash equivalents in the March 31, 1997 condensed consolidated balance sheet and will be used for other general corporate purposes, which may include prepayment of other indebtedness, acquisitions or capital expenditures.

During the three months ended March 31, 1997, the Company generated $3.1 million of cash from operations, which was used to partially fund capital expenditures.

The Company has made substantial investments in manufacturing technology and product design capability to support its products. The Company made capital expenditures of approximately $10.5 million for the three months ended March 31, 1997, primarily for equipment and dedicated tooling purchases related to new or replacement programs.

On April 18, 1997, the Company completed the following transactions:

     (a) Issued 8,500,000 shares of Common Stock in a public offering at an offering price of $35 per share (the "Offering"). Net proceeds to the Company, after underwriting discounts and offering expenses, were approximately $285 million.

     (b) Repaid, in full, the outstanding Senior Notes plus accrued interest. In connection with the repayment, the Company paid prepayment penalties and wrote off deferred financing costs which will result in an extraordinary loss, net of income taxes of approximately $2.0 million. The Company will recognize this charge during the second quarter of 1997.

     (c) Entered into a new revolving credit facility that provides for borrowings of up to $750 million on an unsecured basis. The amount available under the revolving credit facility reduces to $675 million in April 2000, $600 million in April 2001 and $500 million in April 2002. The credit facility has a final maturity of April 2003. Interest on the credit facility is at the prime rate or LIBOR plus .30. The new credit facility will require the Company to meet certain financial tests, including but not limited to minimum interest coverage, minimum debt/capital and maximum leverage ratio.

     (d) Acquired and assumed substantially all of the assets and liabilities of Automotive Products Company (APC), a division of A.O. Smith Corporation. The aggregate purchase price consisted of approximately $700 million in cash, including management's estimate of certain adjustments associated with the net assets of APC at closing, as defined, and was financed with the proceeds from the Offering and borrowings under the new credit facility described above. APC, which has 15 facilities, designs and manufactures frames, frame components, engine cradles, suspension components and modules for the North American automotive and heavy truck industries. This acquisition will be accounted for as a purchase and, accordingly, APC's assets and liabilities will be recorded at fair value as of the acquisition date, with the excess purchase price recorded as goodwill. The assets and liabilities of APC have been recorded based upon preliminary estimates of fair value as of the date of acquisition. The Company does not believe the final allocation of the purchase price will be materially different than the preliminary allocation.

On May 9, 1997, the Company acquired all of the outstanding common stock of Societa Industria Meccanica e Stampaggio S.p.A. ("SIMES"). SIMES, headquartered in Turin, Italy, has annual revenues of approximately $70 million. SIMES designs and manufactures structural metal components in two facilities in Italy, principally for Fiat. The purchase price, which consists of approximately $50 million in cash, will be financed with borrowings under the Company's revolving credit facility.

The Company believes the borrowing availability under the new credit agreement, together with funds generated by operations, should provide the Company with the liquidity and capital resources to pursue its business strategy through 1997, with respect to working capital, capital expenditures and other operating needs. Under present conditions, management does not believe access to funds will restrict its ability to pursue its acquisition strategy.

NEW ACCOUNTING PRONOUNCEMENT

During March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which requires the disclosure of basic earnings per share and diluted earnings per share. The Company expects to adopt SFAS 128 effective December 31, 1997. The Company has not yet determined the effect on earnings per share of adopting SFAS 128.

EFFECTS OF INFLATION

Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. Management believes that inflation has not significantly effected the Company's business over the past 12 months. However, because selling prices generally cannot be increase until a model changeover, the effects of inflation must be offset by productivity improvements and volume from new business awards.

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

        None

Item 5. Other Information:

        None

Item 6. Exhibits and Reports on Form 8-K:

        (a)  Exhibits:                                              Sequential
                                                                    Page Number
                                                                    -----------

             11  Statement of Computation of Earnings Per Share For      15
                 the Three Months Ended March 31, 1997 and 1996.

        (b) During the quarter for which is report is filed, the Company filed no Form 8-K Current Reports with the
             Securities and Exchange Commission.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TOWER AUTOMOTIVE, INC.


Date:  May 9, 1997                    By /s/ Anthony A. Barone
                                         ------------------------------------
                                         Anthony A. Barone
                                         Vice President, Chief Financial Officer
                                         (principal accounting and financial
                                         officer)