Form 10-Q
period 1997-06-30
TOWER AUTOMOTIVE INC
filed 1997-08-14
CIK 925548

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                            ______________________________

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1997

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

                        Yes X                         No
                            ----                        ----

The number of shares outstanding of the Registrant's common stock, par value $.01 per share, at July 15, 1997 was 22,854,117 shares.

ITEM 1 - FINANCIAL INFORMATION

         TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

      (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                                Three Months Ended June 30,
                                              ------------------------------
                                                 1997                 1996
                                              ------------      ------------
                                                          (Note 6)

Revenues                                      $   327,272       $    96,521

Cost of sales                                     281,336            81,170
                                              -----------       -----------

   Gross profit                                    45,936            15,351

Selling, general and administrative expenses       15,362             4,569

Amortization expense                                2,004               475
                                              -----------       -----------

   Operating income                                28,570            10,307

Interest expense, net                               6,605             1,465
                                              -----------       -----------

   Income before provision for income taxes        21,965             8,842

Provision for income taxes                          8,784             3,540
                                              -----------       -----------

   Net income before extraordinary item            13,181             5,302

   Extraordinary item - loss on early
      extinguishment of debt, net of
      income taxes                                  2,434               -
                                              -----------       -----------

      Net income                              $    10,747       $     5,302
                                              -----------       -----------
                                              -----------       -----------

Income applicable to common stockholders:
   Before extraordinary item                  $    13,216       $     5,340
                                              -----------       -----------
                                              -----------       -----------
   Net income                                 $    10,782       $     5,340
                                              -----------       -----------
                                              -----------       -----------

Net income per share:

   Before extraordinary item                  $      0.60       $      0.44

   Extraordinary loss                               (0.11)              -
                                              ------------      -----------
                 Net income                   $      0.49       $      0.44
                                              ------------      -----------
                                              ------------      -----------
Weighted average shares outstanding                21,942            12,275
                                              ------------      -----------
                                              ------------      -----------

                         The accompanying notes are an integral part of these condensed consolidated statements.

                       TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                               Six Months Ended June 30,
                                           ---------------------------------
                                               1997                 1996
                                           ------------        -------------
                                                       (Note 6)

Revenues                                    $  452,389          $  165,442

Cost of sales                                  387,441             139,576
                                           -----------          -----------

  Gross profit                                  64,948              25,866

Selling, general and administrative expenses    21,174               8,083

Amortization expense                             2,664                 850
                                           -----------          -----------

  Operating income                              41,110              16,933

Interest expense, net                            7,953               2,773
                                           -----------          -----------

  Income before provision for income taxes      33,157              14,160


Provision for income taxes                      13,258               5,670
                                           -----------          -----------

  Net income before extraordinary item          19,899               8,490

  Extraordinary item - loss on early
    extinguishment of debt, net of
    income taxes                                 2,434                 -
                                           -----------          -----------

    Net income                              $   17,465          $    8,490
                                           -----------          -----------
                                           -----------          -----------

Income applicable to common stockholders:
  Before extraordinary item                 $   19,969          $    8,572
                                           -----------          -----------
                                           -----------          -----------
  Net income                                $   17,535          $    8,572
                                           -----------          -----------
                                           -----------          -----------

Net income per share:

  Before extraordinary item                 $     1.08          $     0.71

  Extraordinary loss                             (0.13)                -
                                           -----------          -----------

     Net                                    $     0.95          $     0.71
                                           -----------          -----------
                                           -----------          -----------
Weighted average shares outstanding             18,459              12,004
                                           -----------          -----------
                                           -----------          -----------

                 The accompanying notes are an integral part of these condensed consolidated statements.

                       TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                (AMOUNTS IN THOUSANDS)



                                                  June 30,        December 31,
                    Assets                         1997              1996
------------------------------------------     -------------     -------------
                                                (unaudited)

Current assets:
     Cash and cash equivalents                 $     34,599      $      39,596
     Accounts receivable                            197,869             61,073
     Inventories                                     74,921             21,864
     Other current assets                           109,123             14,433
                                               -------------     --------------

          Total current assets                      416,512            136,966

Property, plant and equipment, net                  669,643            156,248

Restricted cash                                      11,130             10,833

Goodwill and other assets, net                      366,268             94,560
                                               -------------     --------------

                                               $  1,463,553      $     398,607
                                               -------------     --------------
                                               -------------     --------------

Liabilities and Stockholders' Investment
------------------------------------------

Current liabilities:
     Current maturities of long-term debt      $        722      $         722
     Accounts payable                               156,038             32,280
     Accrued liabilities                             78,711             22,429
                                               -------------     --------------

          Total current liabilities                 235,471             55,431

Long-term debt, net of current maturities           600,338            113,460
Other noncurrent liabilities                        142,526             47,839
                                               -------------     --------------


Stockholders' investment:
     Preferred stock                                   --                  --
     Common stock                                       228                143
     Warrants to acquire common stock                 2,000              2,000
     Additional paid-in capital                     422,474            136,759
     Retained earnings                               60,615             43,150
     Subscriptions receivable                           (99)              (175)
                                               -------------     --------------


          Total stockholders' investment            485,218            181,877
                                               -------------     --------------

                                               $   1,463,553     $     398,607
                                               -------------     --------------
                                               -------------     --------------


                         The accompanying notes are an integral part of these condensed consolidated balance sheets.

                       TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                  Six Months Ended June 30,
                                             ---------------------------------
                                                  1997                1996
                                             ------------        -------------

OPERATING ACTIVITIES:
 Net income                                  $    17,465              $  8,490
 Adjustments to reconcile net income to
  net cash provided by operating activities-
    Depreciation and amortization                 16,087                 5,739
    Extraordinary loss on extinguishment of debt   2,434                   -
    Changes in other operating items              10,887                 5,412
                                             -----------         -------------

  Net cash provided by operating activities       46,873                19,641
                                             -----------         -------------

INVESTING ACTIVITIES:
 Acquisitions, net of cash acquired             (774,882)              (80,303)
 Capital expenditures, net                       (46,435)               (4,279)
 Change in restricted cash                          (297)                4,052
                                             -----------         -------------

  Net cash used in investing activities         (821,614)              (80,530)
                                             -----------         -------------


FINANCING ACTIVITIES:
 Proceeds from borrowings                        551,878               191,833
 Repayment of debt                               (64,924)             (124,323)
 Net proceeds on issuance of common stock        285,796                46,350
 Cash portion of extraordinary loss on
     extinguishment of debt                       (3,010)                  -
 Other, net                                            4                   345
                                             -----------         -------------


  Net cash provided by financing activities      769,744               114,205
                                             -----------         -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS           (4,997)               53,316

CASH AND CASH EQUIVALENTS:
 Beginning of period                              39,596                   957
                                             -----------         -------------

 End of period                                 $  34,599             $  54,273
                                             -----------         -------------
                                             -----------         -------------


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

     Revenues and operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2.   Inventories consisted of the following (in thousands):


                                   June 30, 1997       Dec. 31, 1996
                                   -------------       -------------

          Raw materials            $     19,283        $      9,517
          Work in process                45,105               5,949
          Finished goods                 10,533               6,398
                                   -------------       -------------

                                   $     74,921        $     21,864
                                   -------------       -------------
                                   -------------       -------------

3. Net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of common and common stock equivalent shares outstanding during each period presented. Common stock issued and common stock options granted within one year immediately preceding the initial public offering of common stock at prices below the public offering price have been reflected in the net income per share calculation as if they had been outstanding for all periods presented. Net income for purposes of computing primary and fully-diluted net income per share reflects the elimination of interest expense on the convertible subordinated notes, net of the related income tax benefit. On a fully-diluted basis, both net income applicable to common stockholders and weighted average shares outstanding are adjusted to assume the conversion of the Notes (see
     Note 5). Actual primary and fully-diluted net income per share were not materially different for the three and six-month periods ended June 30, 1997 and 1996.

     During March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which requires the disclosure of basic earnings per share and diluted earnings per share. The Company will adopt SFAS 128 effective December 31, 1997. The Company has not yet determined the effect on earnings per share of adopting SFAS 128.

4. On May 31, 1996, the Company acquired all of the outstanding common stock of MascoTech Stamping Technologies, Inc. (MSTI), a wholly owned subsidiary of MascoTech, Inc. (MascoTech). Consideration consisted of $55 million in cash, 785,000 shares of the Company's Common Stock and warrants to acquire 200,000 shares of the Company's Common Stock at an exercise price of $18 per share. The Company may also make additional payments of up to $30 million to MascoTech if certain operating targets are achieved by the MSTI facilities in the first three years following the acquisition. The amounts to be paid to MascoTech are equal to two times the amount by which operating profit, as defined, of the MSTI facilities exceeds $24 million each year. Based on results of operations of the MSTI facilities through June 30, 1997, $4 million in contingent payments are due and have been accrued and recorded as additional goodwill in the accompanying condensed consolidated balance sheet. MSTI manufactures metal chassis and suspension components and assemblies for the North American automotive industry from facilities in Ohio, Indiana and Michigan.

     The acquisition of MSTI has been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at fair value as of the acquisition date. The final allocation of the purchase price was not materially different than the preliminary allocation. The purchase price in excess of the fair value of the net assets acquired is included in goodwill in the accompanying condensed consolidated balance sheets. Results of operations from MSTI have been included in the accompanying condensed consolidated financial statements from the date of acquisition. Unaudited pro forma results of consolidated operations for the three and six months ended June 30, 1996 as if the acquisition of MSTI was completed at the beginning of 1996 is included in Note 6.

5.   Long-term debt consisted of the following (in thousands):

                                             June 30,            December 31,
                                               1997                 1996
                                          -------------       ---------------

     Revolving credit facility            $    551,750        $         -
     Senior Notes                                   -                 65,000
     Industrial development revenue
          bonds                                 46,643                46,643
     Convertible subordinated notes              2,474                 2,508
     Other                                         193                    31
                                          -------------       ---------------

                                               601,060               114,182

     Less-current maturities                      (722)                 (722)
                                          -------------       ---------------

          Total long-term debt           $      600,338        $      113,460
                                          -------------       ---------------
                                          -------------       ---------------

     On April 18, 1997, the Company entered into a new revolving credit facility that provides for borrowings of up to $750 million on an unsecured basis. The amount available under the revolving credit facility reduces to $675 million in April 2000, $600 million in April 2001 and $500 million in April 2002. The credit facility has a final maturity of April 2003. Interest on the credit facility is at the prime rate or LIBOR plus a margin ranging from 17 to 50 basis points depending upon the ratio of the consolidated indebtedness of the Company to its total capitalization. The weighted average interest rate for such borrowings was 6.5% at June 30, 1997. The new credit facility requires the Company to meet certain financial covenants, including but not limited to minimum interest coverage, minimum debt/capital and maximum leverage ratio. The Company was in compliance with all covenants as of June 30, 1997.

     The Company financed the cash portion of the MSTI acquisition through the issuance of two series of Senior Notes having an aggregate principal amount of $65 million, with interest rates of 7.65% and 7.82% and final maturities of 2006 and 2008. The Senior Notes were retired in connection with the transactions described in Note 6.

     On July 29, 1997, the Company completed the sale of $200,000,000 of 5% Convertible Subordinated Notes (the "Notes") pursuant to a Rule 144A private offering. The Notes are due on August 1, 2004 and are convertible into Tower Automotive common stock at a conversion price of $51.75 per share. The Notes are unsecured and may not be redeemed until August 1, 2000, except in the event of a change in control. Proceeds from the Notes were used to repay outstanding indebtedness under the revolving credit facility. Neither the Notes nor the common stock issuable upon the conversion of the Notes have been registered under the Securities Act of 1933 (the "Act") and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Act.

6.   On April 18, 1997, the Company completed the following transactions:

     (a) Issued 8,500,000 shares of Common Stock in a public offering at an offering price of $35 per share (the "Offering"). Net proceeds to the Company, after underwriting discounts and offering expenses, were approximately $285 million.

     (b) Repaid, in full, the outstanding Senior Notes plus accrued interest. In connection with the repayment, the Company paid prepayment penalties and wrote off deferred financing costs which resulted in an extraordinary loss, net of income taxes, of approximately $2.4 million.

     (c) Acquired and assumed substantially all of the assets and liabilities of Automotive Products Company (APC), a division of A.O. Smith Corporation. The aggregate purchase price consisted of approximately $725 million in cash, including management's estimate of certain adjustments associated with the net assets of APC at closing, as defined, and was financed with the proceeds from the Offering and borrowings under the new credit facility described above. APC, which has 15 facilities, designs and manufactures frames, frame components, engine cradles, suspension components and modules for the North American automotive and heavy truck industries. This acquisition has been accounted for as a purchase and, accordingly, APC's assets and liabilities have been recorded at fair value as of the acquisition date, with the excess purchase price recorded as goodwill. The assets and liabilities of APC have been recorded based upon preliminary estimates of fair value as of the date of acquisition. The Company has engaged an independent appraiser to determine the fair value of the property, plant and equipment included in the acquisition of APC and is evaluating certain other assets, including the investment in the China joint venture, and liabilities assumed in connection with the APC acquisition. As a result, the final allocation will likely result in adjustments to the preliminary allocation, which may result in changes to goodwill. The Company does not expect that such adjustments will have a material effect on its results of operations.

      Following are unaudited pro forma condensed results of operations for the six months ended June 30, 1997 as if the acquisition of APC, the Offering and the sale of the Notes were completed at the beginning of the period and for the six months ended
      June 30, 1996 as if the following were completed at the beginning of the period: (i) the acquisition of APC, (ii) the Offering, (iii) the sale of the Notes, (iv) the acquisition of MSTI, and (v) the June
      1996 public offering of 2,232,900 shares of Common Stock (in thousands, except per share data):



                                       Six Months Ended June 30,
                                       -------------------------
                                           1997          1996
                                        ----------    ----------
Revenues                                $  737,363    $  685,231
                                        ----------    ----------
                                        ----------    ----------

Operating income                        $   45,042    $   60,806
                                        ----------    ----------
                                        ----------    ----------

Net income applicable to
  common stockholders, before
  extraordinary item                    $   17,651    $   26,538
                                        ----------    ----------
                                        ----------    ----------

Weighted average shares
  outstanding                               23,418        23,522
                                        ----------    ----------
                                        ----------    ----------
Net income per share before
  extraordinary item                     $     .75    $     1.13
                                        ----------    ----------
                                        ----------    ----------


The unaudited pro forma financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had occurred on such dates.

7. On May 9, 1997, the Company acquired all of the outstanding common stock of Societa Industria Meccanica e Stampaggio S.p.A. ("SIMES"). SIMES, headquartered in Turin, Italy, has annual revenues of approximately $70 million. SIMES designs and manufactures structural metal components in two facilities in Italy, principally for Fiat. The purchase price, which consists of $50.7 million in cash, was financed with borrowings under the Company's revolving credit facility. The Company may pay an additional $3 million in the future based upon the operating performance of SIMES. The results of operations of SIMES are not significant to the operating results of the Company as a whole and have therefore been excluded from the pro forma presentation included in Note 6.

8.  Supplemental cash flow information (in thousands):


                      Three Months Ended          Six Months Ended
                           June 30,                    June 30,
                   ------------------------     ------------------------
                      1997         1996           1997           1996
                   ----------    ----------     ----------    ----------
Cash paid for -
   Interest        $  5,215       $  1,899       $  5,974      $  3,035
   Income taxes       4,540          2,985          7,080         3,225

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997 TO THE THREE MONTHS ENDED JUNE 30, 1996

REVENUES - Revenues for the three months ended June 30, 1997 increased by $230.8 million to $327.3 million compared to $96.5 million for the three months ended June 30, 1996. Approximately $227.0 million of the increase in revenues over 1996 is attributable to the acquisitions of Automotive Products Company ("APC") in April 1997, MascoTech Stamping Technologies, Inc. ("MSTI") in May 1996 and Societa Industria Meccanica e Stampaggio S.p.A. ("SIMES") in May 1997. The remaining increase is due to new business awarded to the Company, including business relating to the Ford Escort, Econoline and Expedition, Dodge Ram Club Cab pick-up and Toyota Camry.

COST OF SALES - Cost of sales as a percentage of revenues for the three months ended June 30, 1997 was 86.0% compared to 84.1% for the three months ended June 30, 1996. The decrease in gross margin was due to a higher proportion of components purchased from outside suppliers as a result of the MSTI and APC acquisitions and launch costs associated with new business. These decreases were partially offset by operating efficiencies and enhanced productivity.

S, G & A EXPENSES - Selling, general and administrative expenses increased to $15.4 million, or 4.7% of revenues, for the three months ended June 30, 1997 compared to $4.6 million, or 4.7% of revenues, for the three months ended June 30, 1996. The increased expense was due primarily to incremental costs associated with the Company's acquisitions of MSTI in 1996, APC and SIMES in 1997.

AMORTIZATION EXPENSE - Amortization expense for the three months ended June 30, 1997 was $2.0 million compared to $475,000 for the three months ended June 30, 1996. The increase was due to incremental goodwill amortization related to the acquisitions of MSTI, APC and SIMES.

INTEREST EXPENSE - Interest expense for the three month period ended June 30, 1997 was $6.6 million and $1.5 million for the three months ended June 30, 1996. Interest expense was affected by increased borrowings incurred to fund the acquisitions of MSTI, APC and SIMES, more favorable terms related to the Company's borrowings under the new credit agreement entered into in April 1997, and by the application of the proceeds from the June 1996 offering of 2,232,900 shares of common stock at $24.50 per share and from the proceeds from the April 1997 offering of 8,500,000 shares of Common Stock at $35 per share.

INCOME TAXES - The effective income tax rate was 40% for the three months ended June 30, 1997 and 1996. The effective rates differed from the statutory rates primarily as a result of state taxes and non-deductible goodwill amortization.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997 TO THE SIX MONTHS ENDED JUNE 30, 1996

REVENUES - Revenues for the six months ended June 30, 1997 increased by $287.0 million to $452.4 million compared to $165.4 million for the six months ended June 30, 1996. Approximately $270.0 million of the increase in revenues over 1996 is attributable to the acquisitions of MSTI, APC and SIMES. The remaining increase is due to new business awarded to the Company, including business relating to the Ford Escort, Econoline and Expedition, Dodge Ram Club Cab pick-up and Toyota Camry.

COST OF SALES - Cost of sales as a percentage of revenues for the six months ended June 30, 1997 was 85.6% compared to 84.4% for the six months ended June 30, 1996. The decrease in gross margin was due to a higher proportion of components purchased from outside suppliers as a result of the MSTI acquisition and launch costs associated with new business. These decreases were partially offset by operating efficiencies and enhanced productivity.

S, G & A EXPENSES - Selling, general and administrative expenses increased to $21.2 million, or 4.7% of revenues, for the six months ended June 30, 1997 compared to $8.1 million, or 4.9% of revenues, for the six months ended June 30, 1996. The percentage decrease related to revenues reflects the economies of scale of higher gross sales. The increased expense was due primarily to incremental costs associated with the Company's acquisitions of MSTI, APC and SIMES.

AMORTIZATION EXPENSE - Amortization expense for the six months ended June 30, 1997 was $2.7 million compared to $850,000 for the six months ended June 30, 1996. The increase was due to incremental goodwill amortization related to the acquisitions of MSTI, APC and SIMES.

INTEREST EXPENSE - Interest expense for the six month period ended June 30, 1997 was $8.0 million and $2.8 million for the six month period ended June 30, 1996. Interest expense was affected by increased borrowings incurred to fund the acquisitions of MSTI, APC and SIMES, more favorable terms related to the Company's borrowings under the new credit agreement entered into in April 1997, and by the application of the proceeds from the June 1996 offering of 2,232,900 shares of common stock at $24.50 per share and the proceeds from the April 1997 offering of 8,500,000 shares of Common Stock at $35.00 per share.

INCOME TAXES - The effective income tax rate was 40% for the six months ended June 30, 1997 and 1996. The effective rates differed from the statutory rates primarily as a result of state taxes and non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

On April 18, 1997, the Company entered into a new revolving credit facility that provides for borrowings of up to $750 million on an unsecured basis. The amount available under the revolving credit facility reduces to $675 million in April 2000, $600 million in April 2001 and $500 million in April 2002. The credit facility has a final maturity of April 2003. Interest on the credit facility is at the prime rate or LIBOR plus a margin ranging from 17 to 50 basis points depending upon the ratio of the consolidated indebtedness of the Company to its total capitalization. The weighted average interest rate for such borrowings was 6.5% at June 30, 1997. The new credit facility requires the Company to meet certain financial covenants, including but not limited to minimum interest coverage, minimum debt to total capital and maximum leverage ratio. The Company was in compliance with all covenants as of June 30, 1997.

As of June 30, 1997, the Company also had approximately $2.9 million in outstanding indebtedness relating to industrial development revenue bonds issued in connection with the construction of its Auburn, Indiana plant. The bonds are collateralized by a letter of credit, certain equipment and a mortgage on the Company's Auburn, Indiana plant. The bonds are payable in annual installments of $720,000 through September 2000 and bear interest at a floating rate which is adjusted weekly as determined by the bond remarketing agent (3.5% at June 30, 1997 and 4.4% at December 31, 1996).

The Company also has $43.8 million of indebtedness outstanding pursuant to industrial development revenue bonds (IRB's) issued with the City of Bardstown, Kentucky. Proceeds from the IRB's were used to finance construction of a 240,000 square foot manufacturing facility and the related purchase of equipment. The bonds, which are due July 1, 2024 and March 1, 2025, are collateralized by a letter of credit. As of June 30, 1997, approximately $33.9 million of the proceeds had been expended or committed for the first phase of the facility and related equipment. The unexpended proceeds from the bonds of approximately $11.1 million at June 30, 1997, are invested in treasury securities and will be used to finance the second phase of the facility. The bonds bear interest at a floating rate which is adjusted weekly as determined by the bond remarketing agent (5.6% at June 30, 1997 and 5.8% at December 31, 1996).

On May 31, 1996, the Company purchased all of the outstanding common stock of MSTI from MascoTech, Inc. (MascoTech) for an aggregate purchase price of approximately $79 million, including payment of related fees and expenses. Pursuant to the terms of the acquisition, the Company is required to make additional payments to MascoTech if certain operating targets are achieved by the MSTI facilities in the first three years following the acquisition. If all such operating targets are met, the total payments will not exceed $30 million. Based on results of operations of the MSTI facilities through June 30, 1997, $4 million of contingent payments are due and have been accrued and recorded as additional goodwill.

The Company financed the cash portion of the purchase price of MSTI through the issuance of two series of Senior Notes having an aggregate principal amount of $65.0 million, interest rates ranging from 7.65% to 7.82% and final maturities of 2006 to 2008. The Senior Notes were retired in connection with the transactions described below.

In June 1996, the Company completed an offering of 2,232,900 shares of Common Stock at an offering price of $24.50 per share. Approximately $32 million of the net proceeds from the Offering were used by the Company to retire borrowings under its Credit Agreement.

On April 18, 1997, the Company completed the following transactions:

    (a) Issued 8,500,000 shares of Common Stock in a public offering at an offering price of $35 per share (the "Offering"). Net proceeds to the Company, after underwriting discounts and offering expenses, were approximately $285 million.

    (b) Repaid, in full, the outstanding Senior Notes plus accrued interest. In connection with the repayment, the Company paid prepayment penalties and wrote off deferred financing costs which resulted in an extraordinary loss, net of income taxes of approximately $2.4 million. The Company recognized this charge during the second quarter of 1997.

    (c) Acquired and assumed substantially all of the assets and liabilities of Automotive Products Company (APC), a division of A.O. Smith Corporation. The aggregate purchase price consisted of approximately $725 million in cash, including management's estimate of certain adjustments associated with the net assets of APC at closing, as defined, and was financed with the proceeds from the Offering and borrowings under the new credit facility described above. APC, which has 15 facilities, designs and manufactures frames, frame components, engine cradles, suspension components and modules for the North American automotive and heavy truck industries.

On May 9, 1997, the Company acquired all of the outstanding common stock of Societa Industria Meccanica e Stampaggio S.p.A. ("SIMES"). SIMES, headquartered in Turin, Italy, has annual revenues of approximately $70 million. SIMES designs and manufactures structural metal components in two facilities in Italy, principally for Fiat. The purchase price, which consisted of approximately $50.7 million in cash, was financed with borrowings under the Company's revolving credit facility.

On July 29, 1997, the Company completed the sale of $200,000,000 of 5% Convertible Subordinated Notes (the "Notes") pursuant to a Rule 144A private offering. The Notes are due on August 1, 2004 and are convertible into Tower Automotive common stock at a conversion price of $51.75 per share. The Notes are unsecured and may not be redeemed until August 1, 2000, except in the event of a change in control. Proceeds from the Notes were used to repay outstanding indebtedness under the revolving credit facility. In addition, the Company may seek to refinance a portion of its borrowings under the new credit agreement to increase its financial flexibility and to extend the maturity of such borrowings. Such refinancing could increase the Company's overall interest expense.

On July 22, 1997, the Company entered into an agreement with Promotora de Empresas Zano, S.A. de C.V. ("Proeza") to become a partner in Metalsa S.A. de C.V. ("Metalsa"), the largest supplier of vehicle structural components in Mexico. From an operational standpoint, the agreement contemplates that the Company and Metalsa will immediately begin working together to secure additional business. Under the terms of the agreement, the Company will ultimately acquire a 40% ownership interest in Metalsa, subject to required governmental and other approvals. Metalsa is headquartered in Monterrey, Mexico and has manufacturing facilities in Monterrey and San Luis Potosi, Mexico. Metalsa's customers include Chrysler, General Motors, Ford, Nissan and Mercedes-Benz. The purchase price for such ownership interest is subject to further negotiation among the parties. The Company anticipates that its investment, which will be funded through borrowings under the new credit agreement, will be made by the end of 1997.

During the six months ended June 30, 1997, the Company generated $46.9 million of cash from operations, which was used to partially fund capital expenditures.

The Company has made substantial investments in manufacturing technology and product design capability to support its products. The Company made capital expenditures of approximately $46.4 million during the six months ended June 30, 1997, primarily for equipment and dedicated tooling purchases related to new or replacement programs.

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

EFFECTS OF INFLATION

Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. Management believes that inflation has not significantly effected the Company's business over the past 12 months. However, because selling prices generally cannot be increased until a model changeover, the effects of inflation must be offset by productivity improvements and volume from new business awards.

                             PART II.  OTHER INFORMATION

                       TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES




Item 1.  Legal Proceedings:

         None

Item 2.  Change in Securities:

         None

Item 3.  Defaults Upon Senior Securities:

         None

Item 4.  Submission of Matters to a Vote of Security Holders:

         The registrant held its Annual Meeting of Stockholders on May 20, 1997 and, as adjourned, on June 2, 1997. Proxies for the meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement, and all such nominees (S.A. Johnson, Adrian Vander Starre, Dugald K. Campbell, James R. Lozelle, Scott D. Rued, W.H. Clement, Eric J. Rosen, Matthew O. Diggs, F.J. Loughrey and Kim B. Clark) were elected. Of the 12,347,383 shares voted, at least 12,148,903 shares granted authority to vote for these directors and no more than 198,480 abstaining votes were cast.

         The amendment to the 1994 Key Employee Stock Option Plan was approved by the stockholders. A total of 11,549,201 affirmative votes, 459,536 negative votes and 338,646 abstaining votes were cast.

         The retention of Arthur Andersen LLP as independent public accountants of the Company was approved by the stockholders. A total of 12,252,216 affirmative votes, 820 negative votes and 94,347 abstaining votes were cast.

         The proposed amendment to the Company's Amended and Restated Certificate of Incorporation which provided for an increase in authorized Common Stock from 30,000,000 to 200,000,000 shares was approved by the stockholders. A total of 7,194,296 affirmative votes, 5,150,470 negative votes and 2,617 abstaining votes were cast.

Item 5.  Other Information:

    None

Item 6.  Exhibits and Reports on Form 8-K:

    (a)  Exhibits:                                                   Sequential
                                                                    Page Number
                                                                    -----------

         11   Statement of Computation of Earnings Per Share For          19
              the Three and Six Months Ended June 30, 1997 and 1996.

         27   Financial Data Schedule

    (b)  During the quarter, the Company filed the following Form
         8-K Current Reports with the Securities and Exchange Commission:

            1. The Company's Current Report on Form 8-K, dated
         April 2, 1997 (Commission File No. 1-12733).

            2. The Company's Current Report on Form 8-K, as amended by Amendment No. 1 to Current Report on Form 8-K/A, both dated April 11, 1997 (Commission File No. 1-12733).

            3. The Company's Current Report on Form 8-K dated
         April 18, 1997 (Commission File No. 1-12733).

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TOWER AUTOMOTIVE, INC.


Date:  August 14, 1997                      By /s/ Anthony A. Barone
                                               ---------------------
                                               Anthony A. Barone
                                               Vice President, Chief Financial
                                               Officer (principal accounting
                                               and financial officer)