Form 10-Q
period 1997-09-30
TOWER AUTOMOTIVE INC
filed 1997-11-12
CIK 925548

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                            ------------------------------

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997

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

The number of shares outstanding of the Registrant's common stock, par value $.01 per share, at October 16, 1997 was 22,868,892 shares.

ITEM 1 - FINANCIAL INFORMATION

                       TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                               Three Months Ended September 30,
                                                --------------------------------
                                                   1997               1996
                                                ----------           ----------
                                                          (Note 6)

Revenues                                         $349,507            $114,583
Cost of sales                                     302,318              97,542
                                                 --------            --------

  Gross profit                                     47,189              17,041

Selling, general and administrative expenses       17,190               6,211

Amortization expense                                2,583                 675
                                                 --------            --------

  Operating income                                 27,416              10,155

Interest expense, net                               7,706               1,529
                                                 --------            --------

  Income before provision for income taxes         19,710               8,626

Provision for income taxes                          7,882               3,390
                                                 --------            --------

Net income                                       $ 11,828            $  5,236
                                                 --------            --------
                                                 --------            --------

Net income per share:
  Primary                                        $   0.50            $   0.36
                                                 --------            --------
                                                 --------            --------
  Fully diluted                                  $   0.50            $   0.36
                                                 --------            --------
                                                 --------            --------

Weighted average common and common
  equivalent shares outstanding:
  Primary                                          23,513              14,764
                                                 --------            --------
                                                 --------            --------
  Fully diluted                                    26,096              14,764
                                                 --------            --------
                                                 --------            --------

                     The accompanying notes are an integral part of these condensed consolidated statements.

                       TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                                Nine Months Ended September 30,
                                                --------------------------------
                                                   1997               1996
                                                ----------           ----------
                                                          (Note 6)

Revenues                                         $801,896            $280,025

Cost of sales                                     689,566             237,118
                                                 --------            --------

  Gross profit                                    112,330              42,907

Selling, general and administrative expenses       38,364              14,294

Amortization expense                                5,247               1,525
                                                 --------            --------

  Operating income                                 68,719              27,088

Interest expense, net                              15,852               4,302
                                                 --------            --------

  Income before provision for income taxes         52,867              22,786

Provision for income taxes                         21,140               9,060
                                                 --------            --------

  Net income before extraordinary item             31,727              13,726
Extraordinary item - loss on early
  extinguishment
  of debt, net of income taxes                      2,434                 -
                                                 --------            --------
  Net income                                     $ 29,293            $ 13,726
                                                 --------            --------
                                                 --------            --------

Primary net income per share:
     Before extraordinary item                   $   1.58            $   1.07
     Extraordintary loss                             (.12)                -
                                                 --------            --------
   Net income                                    $   1.46            $   1.07
                                                 --------            --------
                                                 --------            --------

Fully diluted net income per share:
  Before extraordinary item                      $   1.57            $   1.07
  Extraordintary loss                                (.12)                -
                                                 --------            --------
   Net income                                    $   1.45            $   1.07
                                                 --------            --------
                                                 --------            --------

Weighted average common and common
  equivalent shares outstanding:
     Primary                                       20,144              12,924
                                                 --------            --------
                                                 --------            --------
     Fully diluted                                 21,014              12,924
                                                 --------            --------
                                                 --------            --------

                    The accompanying notes are an integral part of
                       these condensed consolidated statements.

                       TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                (AMOUNTS IN THOUSANDS)

                                                Sept. 30,            Dec. 31,
             Assets                                1997                 1996
-------------------------------------------     ---------           ---------
                                               (unaudited)
Current assets:
  Cash and cash equivalents                    $   10,776           $  39,596
  Accounts receivable                             210,282              61,073
  Inventories                                      86,432              21,864
  Other current assets                             83,869              14,433
                                                 --------           ---------

    Total current assets                          391,359             136,966

Property, plant and equipment, net                708,324             156,248

Restricted cash                                     7,796              10,833

Goodwill and other assets, net                    370,455              94,560
                                                 --------           ---------

                                               $1,477,934           $ 398,607
                                                 --------           ---------
                                                 --------           ---------

 Liabilities and Stockholders' Investment
-------------------------------------------
Current liabilities:
  Current maturities of long-term debt         $      722           $     722
  Accounts payable                                147,772              32,280
  Accrued liabilities                              84,484              22,429
                                                 --------           ---------

    Total current liabilities                     232,978              55,431

Long-term debt, net of current maturities         606,092             113,460
Other noncurrent liabilities                      141,566              47,839
                                                 --------           ---------

Stockholders' investment:
  Preferred stock                                      --                --
  Common stock                                        229                 143
  Warrants to acquire common stock                  2,000               2,000
  Additional paid-in capital                      422,723             136,759
  Retained earnings                                72,443              43,150
  Subscriptions receivable                            (97)               (175)
                                                 --------           ---------

    Total stockholders' investment                497,298             181,877
                                                 --------           ---------

                                               $1,477,934           $ 398,607
                                                 --------           ---------
                                                 --------           ---------

                 The accompanying notes are an integral part of these
                        condensed consolidated balance sheets.

                       TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                         Nine Months Ended
                                                            September 30,
                                                        ---------------------
                                                          1997         1996
                                                        --------     --------

OPERATING ACTIVITIES:
  Net income                                             $29,293      $13,726
  Adjustments to reconcile net income to
    net cash provided by operating activities -
       Depreciation and amortization                      30,044        9,658
       Extraordinary loss on extinguishment of debt        2,434           --
       Changes in other operating items                   (5,189)       2,925
                                                        --------     --------

    Net cash provided by operating activities             56,582       26,309
                                                        --------     --------

INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired                    (782,447)     (80,170)
  Capital expenditures, net                              (81,742)      (9,870)
  Change in restricted cash                                3,037        3,899
                                                        --------     --------

    Net cash used in investing activities               (861,152)     (86,141)
                                                        --------     --------

FINANCING ACTIVITIES:
  Proceeds from borrowings                               602,989      197,813
  Repayment of debt                                     (304,429)    (152,228)
  Net proceeds from issuance of convertible debt         194,150           --
  Net proceeds on issuance of common stock               285,862       51,502
  Cash portion of extraordinary loss on
  extinguishment of debt                                  (3,010)         -
  Other, net                                                 188          322
                                                        --------     --------

    Net cash provided by financing activities            775,750       97,409
                                                        --------     --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                  (28,820)      37,577

CASH AND CASH EQUIVALENTS:
  Beginning of period                                     39,596          957
                                                        --------     --------

  End of period                                          $10,776      $38,534
                                                        --------     --------
                                                        --------     --------

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

    Revenues and operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2.  Inventories consisted of the following (in thousands):

                          Sept. 30, 1997    Dec. 31, 1996
                          --------------    -------------

         Raw materials           $21,320          $ 9,517
         Work in process          47,080            5,949
         Finished goods           18,032            6,398
                                 --------         -------

                                 $86,432          $21,864
                                 --------         -------
                                 --------         -------

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

4. On May 31, 1996, the Company acquired all of the outstanding common stock of MascoTech Stamping Technologies, Inc. (MSTI), a wholly owned subsidiary of MascoTech, Inc. (MascoTech). Consideration consisted of $55 million in cash, 785,000 shares of the Company's Common Stock and warrants to acquire 200,000 shares of the Company's Common Stock at an exercise price of $18 per share. The Company may also make additional payments of up to $30 million to MascoTech if certain operating targets are achieved by the MSTI facilities in the first three years following the acquisition. The amounts to be paid to MascoTech are equal to two times the amount by which operating profit, as defined, of the MSTI facilities exceeds $24 million each year. Based on results of operations of the MSTI facilities through September 30, 1997, $4 million in contingent payments are due and have been accrued and recorded as additional goodwill in the accompanying condensed consolidated balance sheet. MSTI manufactures metal chassis and suspension components and assemblies for the North American automotive industry from facilities in Ohio, Indiana and Michigan.

    The acquisition of MSTI has been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at fair value as of the acquisition date. The final allocation of the purchase price was not materially different than the preliminary allocation. The purchase price in excess of the fair value of the net assets acquired is included in goodwill in the accompanying condensed consolidated balance sheets. Results of operations from MSTI have been included in the accompanying condensed consolidated financial statements from the date of acquisition. Unaudited pro forma results of consolidated operations for the nine months ended September 30, 1996 as if the acquisition of MSTI was completed at the beginning of 1996 is included in Note 6.

5.  Long-term debt consisted of the following (in thousands):

                                        Sept. 30,        December 31,
                                          1997               1996
                                        ---------        ------------

    Revolving credit facility            $358,396           $    -
    Senior Notes                                -             65,000
    Industrial development revenue
      bonds                                45,923             46,643
    5% Convertible Subordinated Notes     200,000                -
    Other                                   2,495              2,539
                                         --------           ---------
                                          606,814            114,182
    Less-current maturities                  (722)              (722)
                                         --------           ---------
      Total long-term debt               $606,092           $113,460
                                         --------           ---------
                                         --------           ---------

    On April 18, 1997, the Company entered into a new revolving credit facility that provides for borrowings of up to $750 million on an unsecured basis. The amount available under the revolving credit facility reduces to $675 million in April 2000, $600 million in April 2001 and $500 million in April 2002. The credit facility has a final maturity of April 2003. Interest on the credit facility is at the prime rate or LIBOR plus a margin ranging from 17 to 50 basis points depending upon the ratio of the consolidated indebtedness of the Company to its total capitalization. The weighted average interest rate for such borrowings was 6.85% at September 30, 1997. The new credit facility requires the Company to meet certain financial covenants, including but not limited to minimum interest coverage, minimum debt/capital and maximum leverage ratio. The Company was in compliance with all covenants as of September 30, 1997.

    The Company financed the cash portion of the MSTI acquisition through the issuance of two series of Senior Notes having an aggregate principal amount of $65 million, with interest rates of 7.65% and 7.82% and final maturities of 2006 and 2008. The Senior Notes were retired in connection with the transactions described in Note 6.

    On July 29, 1997, the Company completed the sale of $200 million of 5% Convertible Subordinated Notes (the "Notes") pursuant to a private placement. This sale was deemed exempt from registration under the Securities Act pursuant to Section 4(2) thereof as a transaction not involving a public offering. The Notes are due on August 1, 2004 and are convertible into Tower Automotive common stock at a conversion price of $51.75 per share. The Notes are unsecured and may not be redeemed until August 1, 2000, except in the event of a change in control. Proceeds from the Notes were used to repay outstanding indebtedness under the revolving credit facility.

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

    (c) Acquired and assumed substantially all of the assets and liabilities of Automotive Products Company (APC), a division of A.O. Smith Corporation. The aggregate purchase price consisted of approximately $725 million in cash and was financed with the proceeds from the Offering and borrowings under the new credit facility described above. APC, which has 15 facilities, designs and manufactures frames, frame components, engine cradles, suspension components and modules for the North American automotive and heavy truck industries. This acquisition has been accounted for as a purchase and, accordingly, APC's assets and liabilities have been recorded at fair value as of the acquisition date, with the excess purchase price recorded as goodwill. The assets and liabilities of APC have been recorded based upon preliminary estimates of fair value as of the date of acquisition. The Company has engaged an independent appraiser to determine the fair value of the property, plant and equipment included in the acquisition of APC and is evaluating certain other assets, including the investment in the China joint venture, and liabilities assumed in connection with the APC acquisition. As a result, the final allocation will likely result in adjustments to the preliminary allocation, which may result in changes to goodwill. The Company does not expect that such adjustments will have a material effect on its results of operations.

    Following are unaudited pro forma condensed results of operations for the nine months ended September 30, 1997 as if the following were completed at the beginning of the period: (i) the acquisition of APC; (ii) the refinancing of the old credit agreement and the redemption of the Senior Notes; (iii) the Offering; and (iv) the sale of the Notes, and for the nine months ended September 30, 1996 as if the following were completed at the beginning of the period: (i) the acquisition of APC; (ii) the refinancing of the old credit agreement and the redemption of the Senior Notes; (iii) the Offering; (iv) the sale of the Notes; (v) the acquisition of MSTI; and
    (vi) the June 1996 public offering of 2,232,900 shares of Common Stock at $24.50 per share (in thousands, except per share data):

                                              Nine Months Ended Sept. 30,
                                               --------------------------
                                                     1997          1996
                                                 ----------      --------

              Revenues                           $1,086,870      $991,356
                                                 ----------      --------
                                                 ----------      --------
              Operating income                   $   72,458      $ 81,285
                                                 ----------      --------
                                                 ----------      --------
              Net income before extraordinary
                 item                            $   29,520      $ 33,782
                                                 ----------      --------
                                                 ----------      --------
              Weighted average shares
                 outstanding -
                 Primary                             23,450        23,436
                                                 ----------      --------
                                                 ----------      --------
                 Fully diluted                       27,317        27,301
                                                 ----------      --------
                                                 ----------      --------
              Net income per share
                 before extraordinary item -
                   Primary                       $     1.26       $  1.45
                                                 ----------      --------
                                                 ----------      --------
                   Fully diluted                 $     1.26       $  1.42
                                                 ----------      --------
                                                 ----------      --------



    The unaudited pro forma financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had occurred on such dates.

7. On May 9, 1997, the Company acquired all of the outstanding common stock of Societ Industria Meccanica e Stampaggio S.p.A. ("SIMES"). SIMES, headquartered in Turin, Italy, has annual revenues of approximately $70 million. SIMES designs and manufactures structural metal components in two facilities in Italy, principally for Fiat. The purchase price, which consisted of $50.7 million in cash, was financed with borrowings under the Company's revolving credit facility. The Company may pay an additional $3 million in the future based upon the operating performance of SIMES. The results of operations of SIMES are not significant to the operating results of the Company as a whole and have therefore been excluded from the pro forma presentation included in Note 6.

8. Effective October 1997, the Company is party to an interest rate swap contract to hedge against interest rate exposures on certain floating-rate indebtedness. The contract, which expires in November 2002, has the effect of converting the floating-rate interest on $300 million of borrowings outstanding under the revolving credit facility into fixed-rate interest of approximately 6.75%. This interest rate swap contract was entered into in order to balance the Company's fixed-rate and floating-rate debt portfolios. Under the interest rate swaps, the Company agrees with the other party to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. While the Company is exposed to credit loss on its interest rate swap in the event of nonperformance by the counterparty to such swap, management believes that such nonperformance is unlikely to occur given the financial resources of the counterparty.

9. On October 9, 1997, the Company completed an agreement to become a partner in Metalsa S.A. de C.V. ("Metalsa") with Promotora de Empresas Zano, S.A. de C.V. ("Proeza"). Metalsa is the largest supplier of vehicle frames and structures in Mexico. Under the terms of the agreement, the Company acquired a 40% equity interest in Metalsa. In addition, the parties have entered into a technology sharing arrangement that will enable both companies to utilize the latest available product and process technology. Metalsa is headquartered in Monterrey, Mexico and has manufacturing facilities in Monterrey and San Luis Potosi, Mexico. Metalsa's customers include Chrysler, General Motors, Ford, Nissan and Mercedes-Benz. In connection with this agreement, the Company paid $120 million to Proeza, with an additional amount of up to $45 million payable based upon the net earnings of Metalsa in 1998, 1999 and 2000. The acquisition was financed with proceeds from borrowings under the Company's revolving credit facility.

10. Supplemental cash flow information (in thousands):


                           Three Months Ended         Nine Months Ended
                                Sept. 30,                 Sept. 30,
                           ------------------         -----------------
                           1997          1996         1997         1996
                           --------  --------         --------  -------

       Cash paid for -
         Interest          $9,540     $1,460           $15,514    $4,495
         Income taxes       2,910        900             9,990     4,125

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

REVENUES -- Revenues for the three months ended September 30, 1997 increased by $234.9 million to $349.5 million compared to $114.6 million for the three months ended September 30, 1996. Approximately $224.5 million of the increase in revenues over 1996 is attributable to the acquisitions of Automotive Products Company ("APC") in April 1997 and Societa Industria Meccanica e Stampaggio S.p.A. ("SIMES") in May 1997. The remaining increase is due to new business awarded to the Company, including business relating to the Ford Escort, Econoline and Expedition, Dodge Ram Club Cab pick-up and Toyota Camry offset by a decline in production of certain models served by the Company.

COST OF SALES -- Cost of sales as a percentage of revenues for the three months ended September 30, 1997 was 86.5% compared to 85.1% for the three months ended September 30, 1996. The decrease in gross margin was due to a higher proportion of components purchased from outside suppliers as a result of the APC acquisition and launch costs associated with new business. These decreases were partially offset by operating efficiencies and enhanced productivity.

S, G & A EXPENSES -- Selling, general and administrative expenses increased to $17.2 million, or 4.9% of revenues, for the three months ended September 30, 1997 compared to $6.2 million, or 5.4% of revenues, for the three months ended September 30, 1996. The increased expense was due primarily to incremental costs associated with the Company's acquisitions of APC and SIMES.

AMORTIZATION EXPENSE -- Amortization expense for the three months ended September 30, 1997 was $2.6 million compared to $675,000 for the three months ended September 30, 1996. The increase was due to incremental goodwill amortization related to the acquisitions of APC and SIMES.

INTEREST EXPENSE -- Interest expense for the three month period ended September 30, 1997 was $7.7 million and $1.5 million for the three months ended September 30, 1996. Interest expense was affected by increased borrowings incurred to fund the acquisitions of APC and SIMES, more favorable terms related to the Company's borrowings under the new credit agreement entered into in April 1997, the proceeds from the April 1997 offering of 8,500,000 shares of Common Stock at $35 per share, and the proceeds from the July 1997 sale of $200 million of 5% Convertible Subordinated Notes.

INCOME TAXES -- The effective income tax rate was 40.0% for the three months ended September 30, 1997 and 39.3% for the three months ended September 30, 1996. The effective rates differed from the statutory rates primarily as a result of state taxes and non-deductible goodwill amortization.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

REVENUES -- Revenues for the nine months ended September 30, 1997 increased by $521.9 million to $801.9 million compared to $280.0 million for the nine months ended September 30, 1996. Approximately $490.4 million of the increase in revenues over 1996 is attributable to the acquisitions of MascoTech Stamping Technologies, Inc. ("MSTI") in May 1996, APC and SIMES. The remaining increase is due to new business awarded to the Company, including business relating to the Ford Escort, Econoline and Expedition, Dodge Ram Club Cab pick-up and Toyota Camry.

COST OF SALES -- Cost of sales as a percentage of revenues for the nine months ended September 30, 1997 was 86.0% compared to 84.7% for the nine months ended September 30, 1996. The decrease in gross margin was due to a higher proportion of components purchased from outside suppliers as a result of the MSTI and APC acquisitions and launch costs associated with new business. These decreases were partially offset by operating efficiencies and enhanced productivity.

S, G & A EXPENSES -- Selling, general and administrative expenses increased to $38.4 million, or 4.8% of revenues, for the nine months ended September 30, 1997 compared to $14.3 million, or 5.1% of revenues, for the nine months ended September 30, 1996. The increased expense was due primarily to incremental costs associated with the Company's acquisitions of MSTI in 1996 and APC and SIMES in 1997.

AMORTIZATION EXPENSE -- Amortization expense for the nine months ended September 30, 1997 was $5.2 million compared to $1.5 million for the nine months ended September 30, 1996. The increase was due to incremental goodwill amortization related to the acquisitions of MSTI, APC and SIMES.

INTEREST EXPENSE -- Interest expense for the nine month period ended September 30, 1997 was $15.9 million and $4.3 million for the nine month period ended September 30, 1996. Interest expense was affected by increased borrowings incurred to fund the acquisitions of MSTI, APC and SIMES, more favorable terms related to the Company's borrowings under the new credit agreement entered into in April 1997, the application of the proceeds from the June 1996 offering of 2,232,900 shares of common stock at $24.50 per share, the proceeds from the April 1997 offering of 8,500,000 shares of Common Stock at $35.00 per share and the proceeds from the July 1997 offering of $200 million of 5% Convertible Subordinated Notes.

INCOME TAXES -- The effective income tax rate was 40.0% for the nine months ended September 30, 1997 and 39.8% for the nine months ended September 30, 1996. The effective rates differed from the statutory rates primarily as a result of state taxes and non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

On April 18, 1997, the Company entered into a new revolving credit facility that provides for borrowings of up to $750 million on an unsecured basis. The amount available under the revolving credit facility reduces to $675 million in April 2000, $600 million in April 2001 and $500 million in April 2002. The credit facility has a final maturity of April 2003. Interest on the credit facility is at the prime rate or LIBOR plus a margin ranging from 17 to 50 basis points depending upon the ratio of the consolidated indebtedness of the Company to its total capitalization. The weighted average interest rate for such borrowings was 6.85% at September 30, 1997. The new credit facility requires the Company to meet certain financial covenants, including but not limited to minimum interest coverage, minimum debt to total capital and maximum leverage ratio. The Company was in compliance with all covenants as of September 30, 1997.

On July 29, 1997, the Company completed the sale of $200 million of 5% Convertible Subordinated Notes (the "Notes") pursuant to a private placement. This sale was deemed exempt from registration under the Securities Act pursuant to Section 4(2) thereof as a transaction not involving a public offering. The Notes are due on August 1, 2004 and are convertible into Tower Automotive common stock at a conversion price of $51.75 per share. The Notes are unsecured and may not be redeemed until August 1, 2000, except in the event of a change in control. Proceeds from the Notes were used to repay outstanding indebtedness under the revolving credit facility.

Effective October 1997, the Company is party to an interest rate swap contract to hedge against interest rate exposures on certain floating-rate indebtedness. The contract, which expires in November 2002, has the effect of converting the floating-rate interest on $300 million of borrowings outstanding under the revolving credit facility into fixed-rate interest of approximately 6.75%. This interest rate swap contract was entered into in order to balance the Company's fixed-rate and floating-rate debt portfolios. Under the interest rate swaps, the Company agrees with the other party to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. While the Company is exposed to credit loss on its interest rate swap in the event of nonperformance by the counterparty to such swap, management believes that such nonperformance is unlikely to occur given the financial resources of the counterparty.

As of September 30, 1997, the Company also had approximately $2.2 million in outstanding indebtedness relating to industrial development revenue bonds issued in connection with the construction of its Auburn, Indiana plant. The bonds are collateralized by a letter of credit, certain equipment and a mortgage on the Company's Auburn, Indiana plant. The bonds are payable in annual installments of $720,000 through September 2000 and bear interest at a floating rate which is adjusted weekly as determined by the bond remarketing agent (3.5% at September 30, 1997 and 4.4% at December 31, 1996).

The Company also has $43.8 million of indebtedness outstanding pursuant to industrial development revenue bonds (IRB's) issued with the City of Bardstown, Kentucky. Proceeds from the IRB's were used to finance construction of a 240,000 square foot manufacturing facility and the related purchase of equipment. The bonds, which are due July 1, 2024 and March 1, 2025, are collateralized by a letter of credit. As of September 30, 1997, approximately $37.2 million of the proceeds had been expended or committed for the first phase of the facility and related equipment. The unexpended proceeds from the bonds of approximately $7.8 million at September 30, 1997, are invested in treasury securities and will be used to finance the second phase of the facility. The bonds bear interest at a floating rate which is adjusted weekly as determined by the bond remarketing agent (5.6% at September 30, 1997 and 5.8% at December 31, 1996).

On May 31, 1996, the Company purchased all of the outstanding common stock of MSTI from MascoTech, Inc. (MascoTech) for an aggregate purchase price of approximately $79 million, including payment of related fees and expenses. Pursuant to the terms of the acquisition, the Company is required to make additional payments to MascoTech if certain operating targets are achieved by the MSTI facilities in the first three years following the acquisition. If all such operating targets are met, the total payments will not exceed $30 million. Based on results of operations of the MSTI facilities through September 30, 1997, $4 million of contingent payments are due and have been accrued and recorded as additional goodwill.

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

    (c) Acquired and assumed substantially all of the assets and liabilities of Automotive Products Company (APC), a division of A.O. Smith Corporation. The aggregate purchase price consisted of approximately $725 million in cash and was financed with the proceeds from the Offering and borrowings under the new credit facility described above. APC, which has 15 facilities, designs and manufactures frames, frame components, engine cradles, suspension components and modules for the North American automotive and heavy truck industries.

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

On October 9, 1997, the Company completed an agreement to become a partner in Metalsa S.A. de C.V. ("Metalsa") with Promotora de Empresas Zano, S.A. de C.V. ("Proeza"). Metalsa is the largest supplier of vehicle frames and structures in Mexico. Under the terms of the agreement, the Company acquired a 40% equity interest in Metalsa. In addition, the parties have entered into a technology sharing arrangement that will enable both companies to utilize the latest available product and process technology. Metalsa is headquartered in Monterrey, Mexico and has manufacturing facilities in Monterrey and San Luis Potosi, Mexico. Metalsa's customers include Chrysler, General Motors, Ford, Nissan and Mercedes-Benz. In connection with this agreement, the Company paid $120 million to Proeza, with an additional amount of up to $45 million payable based upon the net earnings of Metalsa in 1998, 1999 and 2000. The acquisition was financed with proceeds from borrowings under the Company's revolving credit facility.

During the nine months ended September 30, 1997, the Company generated $56.6 million of cash from operations, which was used to partially fund capital expenditures.

The Company has made substantial investments in manufacturing technology and product design capability to support its products. The Company made capital expenditures of approximately $81.7 million during the nine months ended September 30, 1997, primarily for equipment and dedicated tooling purchases related to new or replacement programs.

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

                             PART II.  OTHER INFORMATION

                       TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES


Item 1.  Legal Proceedings:

         None

Item 2.  Change in Securities:

         On July 29, 1997, the Company completed the sale of $200 million of 5% Convertible Subordinated Notes. See Note 5 to Condensed Consolidated Financial Statements.

Item 3.  Defaults Upon Senior Securities:

         None

Item 4.  Submission of Matters to a Vote of Security Holders:

         None

Item 5.  Other Information:

         None

Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits:

         1.1 Purchase Agreement, dated as of July 23, 1997, by and between the Company and Donaldson, Lufkin & Jenrette Securities Corporation, Robert W. Baird & Co. Incorporated, PaineWebber Incorporated and BT Securities Corporation, incorporated by reference to Exhibit 1.1 of the Company's Form S-3 Registration Statement (Registration No. 333-38827) (the "Form S-3") filed with the Commission on October 27, 1997.

         3.1 Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 4.3 of the Form S-3.

         4.1 Indenture, dated as of July 28, 1997, by and between the Company and Bank of New York, as trustee (including form of 5% Convertible Subordinated Note due 2004), incorporated by reference to Exhibit 4.5 of the Form S-3.

         4.2 Registration Rights Agreement, dated as of July 28, 1997, by and between the Company and Donaldson, Lufkin & Jenrette Securities Corporation, Robert W. Baird & Co. Incorporated, PaineWebber Incorporated and BT Securities Corporation, incorporated by reference to Exhibit 4.6 of the Form S-3.

         11 Statement of Computation of Earnings Per Share For the Three and Nine Months Ended September 30,
              1997 and 1996.

         27   Financial Data Schedule

    (b) The Company filed no Form 8-K Current Reports with the Securities and Exchange Commission during the quarter ended September 30, 1997.

                                      SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TOWER AUTOMOTIVE, INC.


Date:  November 12, 1997             By /s/ Anthony A. Barone
                                        -------------------------------
                                        Anthony A. Barone
                                        Vice President, Chief Financial Officer
                                        (principal accounting and financial
                                        officer)