Form 10-K
period 1997-12-31
TOWER AUTOMOTIVE INC
filed 1998-03-31
CIK 925548

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-K

               --------------------------------------------------

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

     For the fiscal year ended:                   Commission file number:
         DECEMBER 31, 1997                                1-12733

               --------------------------------------------------

                              TOWER AUTOMOTIVE, INC.
              (Exact name of Registrant as specified in its charter)

            DELAWARE                                    41-1746238
     (State of Incorporation)              (I.R.S. Employer Identification No.)

        4508 IDS CENTER
     MINNEAPOLIS, MINNESOTA                               55402
     (Address of Principal                             (Zip Code)
       Executive Offices)

       Registrant's telephone number, including area code: (612) 342-2310

               --------------------------------------------------

       Securities registered pursuant to Section 12(b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share

               --------------------------------------------------

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

     As of March 23, 1998, 23,064,087 shares of Common Stock of the Registrant were outstanding and the aggregate market value of the Common Stock of the Registrant (based upon the last reported sale price of the Common Stock at that date by the New York Stock Exchange), excluding shares owned beneficially by affiliates, was approximately $1,014,407,000.

Information required by Items 5,6,7 and 8 of Part II of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Annual Report to Stockholders for the year ended December 31, 1997 (the "1997 Annual Report").
 Information required by Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its annual meeting to be held May 19, 1998 (the "1998 Proxy Statement").

     ----------------------------------------------------------------------

                             TOWER AUTOMOTIVE, INC.
                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS


PART I
     Item 1.   Business
     Item 2.   Properties
     Item 3.   Legal Proceedings
     Item 4.   Submission of Matters to a Vote of Security Holders

PART II

     Item 5.   Market for Registrant's Common Equity and Related Stockholder
               Matters
     Item 6.   Selected Financial Data
     Item 7.   Management's Discussion and Analysis of Results of Operations and
               Financial Condition
     Item 8.   Financial Statements and Supplementary Data
     Item 9.   Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure

PART III

     Item 10.  Directors and Executive Officers of the Registrant
     Item 11.  Executive Compensation
     Item 12.  Security Ownership of Certain Beneficial Owners and Management
     Item 13.  Certain Relationships and Related Transactions

PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                     PART I

ITEM 1.   BUSINESS

     MARKET DATA USED THROUGHOUT THIS FORM 10-K WERE OBTAINED FROM INDUSTRY PUBLICATIONS AND INTERNAL COMPANY SURVEYS. INDUSTRY PUBLICATIONS GENERALLY STATED THAT THE INFORMATION CONTAINED THEREIN HAS BEEN OBTAINED FROM SOURCES BELIEVED TO BE RELIABLE. THE COMPANY HAS NOT INDEPENDENTLY VERIFIED THESE MARKET DATA. SIMILARLY, INTERNAL COMPANY SURVEYS, WHILE BELIEVED BY THE COMPANY TO BE RELIABLE, HAVE NOT BEEN VERIFIED BY ANY INDEPENDENT SOURCES.

     (a)  GENERAL DEVELOPMENT OF BUSINESS

     BACKGROUND OF COMPANY

     Tower Automotive, Inc. and its subsidiaries (collectively referred to as the "Company") is a leading designer and producer of high-quality body structure components and assemblies used by the major North American automotive original equipment manufacturers ("OEMs"), Ford, Chrysler and General Motors, and certain foreign OEMs with manufacturing operations in North America ("Transplants"), including Honda, Toyota, Nissan and Mazda.
The Company's current products range from large structural stampings and assemblies, such as body pillars, chassis, suspension and floor pan components and major housing assemblies, to engineered assemblies, such as hood and deck lid hinges and brake components. Since its inception in April 1993, the Company's revenues have grown rapidly through a focused strategy of internal growth and a highly disciplined acquisition program. During the last four years, the Company has successfully completed six acquisitions and acquired joint venture interests in Mexico and Brazil. As a result of such acquisitions and internal growth, the Company's revenues have increased from approximately $86 million in 1993 to approximately $1.2 billion in 1997, representing a compound annual growth rate of approximately 95%. The Company's North American content per vehicle has increased from $6.23 in 1993 to $91.14 in 1997.

     The Company operates in the large and highly fragmented structural segment of the automotive supply industry, which has recently begun to undergo significant consolidation. In order to lower costs and improve quality, OEMs are reducing their supplier base by awarding sole-source contracts to full-service suppliers who are able to supply larger portions of a vehicle on a global basis. OEMs' criteria for supplier selection include not only cost, quality and responsiveness, but also full-service design, engineering and program management capabilities. OEMs are increasingly seeking suppliers capable of providing complete systems or modules rather than suppliers who only provide separate component parts. In addition, OEMs are increasingly requiring their suppliers to have the capability to design and manufacture their products in multiple geographic markets. As a full-service supplier with strong OEM relationships, the Company expects to continue to benefit from these trends within the structural segment of the automotive supply industry.

     The Company was formed to acquire R.J. Tower Corporation (the "Predecessor" or "R.J. Tower"), the acquisition of which was completed in April 1993 for an aggregate cost of approximately $26 million. Since April 1993, the Company has successfully completed six strategic acquisitions and acquired joint venture interests in Mexico and Brazil including:

     CATERINA. In March 1998, the Company acquired a 40 percent equity interest in Metalurgica Caterina S.A. ("Caterina"), a supplier of structural stampings and assemblies to the Brazilian automotive market. In addition, the Company also has the right to acquire the remaining 60 percent of the equity of Caterina in the future. The Company paid approximately $48 million for its initial equity interest. This investment added Volkswagen and Mercedes as new customers.

     METALSA. In October 1997, the Company acquired a 40 percent equity interest in Metalsa S. de R.L. ("Metalsa"). In addition, the Company has entered into a technology sharing arrangement which will allow it to utilize the latest available product and process technology. Metalsa is the largest supplier of vehicle frames and structures in Mexico. The Company paid approximately $120 million for its equity interest with an additional amount of up to $45 million payable based upon Metalsa's future net earnings.

     SIMES. In May 1997, the Company acquired Societa Industria Meccanica e Stampaggio S.p.A. ("SIMES") for approximately $50.7 million in cash, plus up to an additional $3.0 million if SIMES achieves certain operating targets following the acquisition. The acquisition of SIMES (i) significantly expanded the Company's global capabilities by providing the Company with a manufacturing presence in Europe, (ii) added Fiat as a new customer and (iii) enhanced the Company's design and engineering capabilities.

     APC. In April 1997, the Company acquired Automotive Products Company ("APC"), a division of A.O. Smith, for approximately $700 million in cash. APC is a leading designer and producer of structural and suspension components for the automotive, light truck and heavy truck markets. The acquisition of APC (i) expanded product offerings and modular product opportunities; (ii) increased customer penetration within each of the three major North American OEMs and within certain Transplants; (iii) increased penetration in the light truck segment and other key models; (iv) added complementary new technology; (v) provided opportunities to reduce costs and improve operational efficiency; and (vi) provided an expanded presence in China, Japan and South America, which complemented the Company's current European initiatives to provide expanded global production capabilities for both North American and international OEMs.

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

     The Company completed an initial public offering (the "IPO") of its Common Stock in August 1994, the sale of an additional 2,232,900 shares in June 1996 and an additional 8,500,000 shares in April 1997. The Company's principal executive offices are located at 4508 IDS Center, Minneapolis, Minnesota 55402, and its telephone number is (612) 342-2310.

     BUSINESS STRATEGY

     The Company's business objective is to capitalize upon the consolidation, globalization and system/modular sourcing trends in the automotive supply industry in order to be the leading provider of structural and suspension components to OEMs on a worldwide basis. Key elements of the Company's operating and growth strategies are outlined below:

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

     DECENTRALIZED, PARTICIPATIVE CULTURE. The Company's decentralized approach to managing its manufacturing facilities encourages decision making and employee participation in areas such as manufacturing processes and customer service. The Company's leadership team meets frequently at various Company locations in order to maintain a unified Company culture. To increase employee productivity, the Company utilizes incentive programs for all salaried and hourly employees and provides incentives for employees who take advantage of its continuous improvement programs and who provide cost savings ideas.

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

     INDUSTRY TRENDS

     The Company's performance and growth is directly related to certain trends within the automotive market, including the consolidation of the component supply industry, the increase in global sourcing and the growth of system/modular sourcing.

     SUPPLIER CONSOLIDATION. The automotive supply industry has begun to undergo significant consolidation. In order to lower costs and improve quality, OEMs are reducing their supplier base by awarding sole-source contracts to full-service suppliers who are able to supply larger segments of a vehicle. OEMs' criteria for supplier selection include not only cost, quality and responsiveness, but also full-service design, engineering and program management capabilities. For full-service suppliers such as the Company, the new environment provides an opportunity to grow by obtaining business previously provided by other non-full service suppliers and by acquiring suppliers that further enhance product, manufacturing and service capabilities. OEMs rigorously evaluate suppliers on the basis of product quality, cost control, reliability of delivery, product design capability, financial strength, new technology implementation, quality and condition of facilities and overall management. Suppliers that obtain superior ratings are considered for sourcing new business. Although these new supplier policies have already resulted in significant consolidation of component suppliers in certain segments, the Company believes that consolidation within the structural and suspension component segments of the automotive industry will continue to provide attractive opportunities to acquire high-quality companies that complement its existing business.

     GLOBAL SOURCING. Regions such as Asia, Latin America, Mexico and Eastern Europe are expected to experience significant growth in vehicle demand over the next ten years. OEMs are positioning themselves to reach these emerging markets in a cost-effective manner by seeking to design and produce "world cars" which can be designed in one vehicle center to a single global standard but produced and sold in different geographic markets, thereby allowing OEMs to reduce design costs, take advantage of low-cost manufacturing locations and improve product quality and consistency. OEMs increasingly are requiring their suppliers to have the capability to design and manufacture their products in multiple geographic markets.

     SYSTEM/MODULAR SOURCING. OEMs are increasingly seeking suppliers capable of providing complete systems or modules rather than suppliers who only provide separate component parts. A system is a group of component parts which operate together to provide a specific engineering driven functionality whereas a module is a group of systems and/or component parts which are assembled and shipped to the OEM for installation in a vehicle as a unit. By outsourcing complete systems or modules, OEMs are able to reduce their costs associated with the design and integration of different components and improve quality by enabling their suppliers to assemble and test major portions of the vehicle prior to beginning production.

     PRODUCTS

     The Company produces a broad range of stamped and welded assemblies for vehicle body structures and suspension systems, many of which are critical to the structural integrity of a vehicle. These products include body structural assemblies such as pillars and package trays, control arms, suspension links, engine cradles and full frame assemblies. These stampings and assemblies are attached directly to the frame of an automobile at the OEM assembly plant and comprise the major structure of a vehicle. The Company's products generally can be classified into the following categories:
Structural components, suspension components and engineered assemblies.

     STRUCTURAL COMPONENTS. The Company's structural component products form the basic upper body structure of the vehicle and include large metal stampings such as body pillars, roofrails, side sills, parcel shelves and intrusion beams. The Company expanded its product offerings to include structural component products that form the basic lower body structure of the vehicle such as light truck frames, automotive engine cradles and heavy truck frame rails. Critical to the strength and safety of vehicles, structural products carry the load of the vehicle and provide crash integrity.

     SUSPENSION COMPONENTS. The Company's current suspension component products include stamped, formed and welded products such as control arms, suspension links, track bars, spring/shock towers, control arms, suspension links and trailing axles. Critical to the ride, handling and noise characteristics of a vehicle, suspension components are a natural extension of the Company's larger structural components.

     ENGINEERED ASSEMBLIES. The Company's current engineered assemblies include a broad array of highly engineered parts such as hood and deck lid hinges, brake components and fuel filter assemblies. Such engineered assemblies are a natural extension to the Company's other products in that they are attached to both structural and suspension components.

     OTHER. In addition to the Company's structural, suspension and mechanical component products, the Company manufactures a variety of other products, including heat shields and other precision stampings, for its OEM customers.

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

     CUSTOMERS AND MARKETING

     The North American automotive market is dominated by General Motors, Ford and Chrysler, with Transplants representing approximately 28% of this market in 1997. The Company currently supplies its products primarily to Ford, Chrysler, General Motors, Honda, Toyota, Nissan and Mazda.

     OEMs typically award contracts that cover parts to be supplied for a particular car model. Such contracts range from one year to over the life of the model, which is generally three to ten years and do not require the purchase by the customer of any minimum number of parts. The Company also competes for new business to supply parts for successor models and therefore is subject to the risk that the OEM will not select the Company to produce parts on a successor model. The Company supplies parts for a broad cross-section of both new and mature models, thereby reducing its reliance on any particular model. For example, the Company supplies parts for substantially all models produced by Ford, Honda and Chrysler and currently supplies Chrysler with substantially all of its full frame requirements. The following table presents an overview of the major models for which the Company supplies products:


      CUSTOMER                   CAR MODELS                                   TRUCK MODELS
------------------  -----------------------------------------------  ---------------------------------
Ford                Taurus/Sable, Contour/Mystique, Mustang,          Explorer, Ranger, F-Series,
                    Escort, Crown Victoria, Grand Marquis,            Econoline, Villager, Windstar,
                    Probe, Continental                                Medium Trucks, Expedition
Chrysler            Concorde/Intrepid, Neon, Viper,                   Ram Pick-up, Dakota, Grand
                    Stratus/Cirrus/Breeze                             Cherokee, Voyager, Caravan,
                                                                      Ram Van, Wrangler, Durango,
General Motors      Cavalier, Sunfire, Grand Am, Lumina, Grand        C/K Pick-up, Blazer, Chevy Van,
                    Prix                                              Suburban, Tahoe, Yukon, Astro,
                                                                      Safari
Honda               Accord, Civic, Acura Integra
Mazda               626,MX6
Toyota              Avalon, Camry                                     Mini-van
Nissan              Sentra                                            Quest, Pick-up
Isuzu                                                                 Rodeo, Amigo
Fiat                Marea, Punto, Bravo

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

     Sales of the Company's products to OEMs are made directly by the Company's sales and engineering forces, located at its technical centers in Farmington Hills, Michigan, Milwaukee, Wisconsin, Yokohama, Japan and Torino, Italy. Through its technical centers, the Company services its OEM customers and manages its continuing programs of product design improvement and development. The Company periodically places engineering staff at various customer facilities to facilitate the development of new programs.

     DESIGN AND ENGINEERING SUPPORT

     The Company strives to maintain a technological advantage through investment in product development and advanced engineering capabilities. The Company's manufacturing engineering capabilities enable it to design and build high-quality and efficient manufacturing systems, processes and equipment and to continually improve its production processes and equipment. The Company's manufacturing engineers are located at each of its manufacturing facilities. The Company's engineering staff currently consists of approximately 400 full-time engineers, whose responsibilities range from research and development, advanced product development, product design, testing and initial prototype development to the design and implementation of manufacturing processes.

     Because assembled parts must be designed at an early stage in the development of new vehicles or model revisions, the Company is increasingly given the opportunity to utilize its product engineering resources early in the planning process. Advanced development engineering resources create original engineering designs, computer-aided designs, feasibility studies, working prototypes and testing programs to meet customer specifications. The Company's advanced development capabilities have resulted in several innovations in hinge design that have provided significant benefits to the Company's customers. The Company also has full-service design capability for chassis components.

     GLOBAL INITIATIVES

     The Company has formed, or is in the process of forming, strategic alliances with other suppliers throughout the world, including those located in Europe, Asia and Latin America. The Company has opened a European sales and engineering office to service its U.K. and German OEM customers. As part of its acquisition of APC, the Company acquired a 60% equity interest in a joint venture that manufactures structural components in China. In addition to the Company's equity interests in Metalsa and Caterina, the Company has a joint manufacturing and marketing agreement with Kirchhoff, a German automobile parts supplier, pursuant to which the Company and Kirchhoff have agreed to provide manufacturing and marketing services to each other when and as required by each company's OEM customers. A current focus of the Company's acquisition strategy is to acquire foreign suppliers that would provide the Company with a manufacturing presence in new geographic areas and afford the Company access to new customer opportunities.

     MANUFACTURING

     The Company's manufacturing operations consist primarily of stamping operations, system and modular assembly operations, roll-forming and hydroforming operations and associated coating and other ancillary operations.

     Stamping involves passing metal through dies in a stamping press to form the metal into three-dimensional parts. The Company produces stamped parts using over 640 precision single-stage, progressive and transfer presses, ranging in size from 150 to 4,000 tons, which perform multiple functions as raw material proceeds through the press and is converted into a finished product. The Company continually invests in its press technology to increase flexibility, improve safety and minimize die changeover time.

     After forming is completed, stampings that are to be used in assemblies are placed in work-in-progress staging areas from which they are fed into cell-oriented assembly operations that produce complex, value-added assemblies through the combination of multiple parts that are welded or fastened together. The Company's assembly operations are performed on either dedicated, high-volume welding/fastening machines or on flexible-cell oriented robotic lines for units with lower volume production runs. The assembly machines attach additional parts, fixtures or stampings to the original metal stampings. In addition to standard production capabilities, the Company's assembly machines are also able to perform various statistical control functions and identify improper welds and attachments. The Company continually works with manufacturers of fixed/robotic welding systems to develop faster, more flexible machinery. Several of the Company's welding systems were designed by the Company.

     The products manufactured by the Company use various grades and thicknesses of steel and aluminum, including hot and cold rolled, galvanized, organically coated, stainless and aluminized steel. The Company does not produce exposed sheet metal components, such as exterior body panels. See "Suppliers and Raw Materials."

     OEMs have established quality rating systems involving rigorous inspections of suppliers' facilities and operations. OEMs' factory rating programs provide a quantitative measure of a company's success in improving the quality of its operations. The Company has received quality awards from Ford (Q1) and Chrysler (Pentastar) and has consistently received one of Ford's highest commercial ratings for suppliers in the stamping segment. The automotive industry adopted a quality rating system known as QS-9000. The Company has received QS-9000 certification in compliance with the automotive industry requirements.

     COMPETITION

     The Company operates in a highly competitive, fragmented market segment of the automotive supply industry, with a limited number of competitors generating revenues in excess of $200 million. The number of the Company's competitors has decreased in recent years and is expected to continue to decrease due to the supplier consolidation resulting from changing OEM policies. The Company's largest competitors include The Budd Company, a subsidiary of Thyssen AG ("Budd"), Magna International, Inc. ("Magna"), Dana Corporation, Midway Products Corp., Modern Tool & Die Co., L&W Engineering, Midland Corporation and divisions of OEMs with internal stamping and assembly operations, all of which have substantial financial resources. The Company competes with Magna across most of the Company's product lines, and with its other significant competitors in various segments of its product lines. For example, the Company competes with Budd for large stampings, while it competes with ITT Automotive for hinge business. Aetna Industries, Active Tool & Die Co., AG Simpson Ltd., Oxford Automotive, Inc. and L&W Engineering compete with the Company for medium-size structural stampings.

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

     SUPPLIERS AND RAW MATERIALS

     The primary raw material used to produce the majority of the Company's products is steel. The Company purchases hot and cold rolled, galvanized, organically coated, stainless and aluminized steel from a variety of suppliers. The Company employs just-in-time manufacturing and sourcing systems enabling it to meet customer requirements for faster deliveries while minimizing its need to carry significant inventory levels. The Company has not experienced any significant shortages of raw materials and normally does not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules. Raw material costs represented approximately 47.9% of the Company's revenues in 1997.

     Honda and Chrysler currently purchase all of the steel used by the Company for their models directly from steel producers. Ford is in the process of implementing a similar program. As a result, the Company will have minimal exposure to changes in steel prices for parts supplied to Ford, Honda and Chrysler, which collectively represented 70.7% of the Company's revenues in 1997.

     The Company expects that the content level of metal in cars and light trucks will remain constant or increase slightly due to the trend toward increased vehicle size and a greater emphasis on metal recycling. Although the search for improved fuel economy and weight reduction has resulted in attempts to reduce the sheet metal content of light vehicles, an efficient, cost-effective substitute for steel used in the Company's structural products has not been found. While various polymers have been used recently for fenders, hoods and decks, such products do not have the inherent strength or structural integrity on a cost-effective basis to be used for structural components. The Company is involved in ongoing evaluations of the potential for the use of aluminum and of specialty steel in its products.

     Other raw materials purchased by the Company include dies, fasteners, tubing, springs, rivets and rubber products, all of which are available from numerous sources.

     EMPLOYEES

     As of December 31, 1997, the Company had approximately 8,750 employees, of whom approximately 4,000 are covered under collective bargaining agreements. These collective bargaining agreements expire between 1998 and 2000. The Company believes that its future success will depend in part on its ability to continue to recruit, retain and motivate qualified personnel at all levels of the Company. The Company has instituted a large number of employee programs to increase employee morale and expand the employees' participation in the Company's business. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

     (b)  SAFE HARBOR PROVISIONS

     Forward-looking statements included in this Form 10-K are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause future results to differ materially from those that might be anticipated based on some of the statements made in this report. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially are the following:

     - RELIANCE ON MAJOR CUSTOMERS AND SELECTED MODELS. The Company's two largest customers, Ford and Chrysler, represented approximately 48% and 19%, respectively, of the Company's 1997 revenues. The loss of Ford, Chrysler or any of the Company's other significant customers or a significant decrease in demand for certain key models or a group of related models sold by any of their major customers could have a material adverse effect on the Company.

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

ITEM 2.   PROPERTIES

     MANUFACTURING FACILITIES

     The Company maintains several manufacturing facilities located in close proximity to many of the high-volume vehicle assembly plants of its customers. The Company's facilities are geographically located in such a way as to enable the Company to optimize its management and logistical capabilities on a regional basis.

     The following table provides information regarding the Company's principal facilities:

                                                 SQUARE        TYPE OF               DESCRIPTION
            LOCATION                            FOOTAGE       INTEREST               OF USE
-----------------------------------------    ------------   ------------       ----------------------------------
Milwaukee, Wisconsin . . . . . . . . . .      3,527,000          Owned          Manufacturing
Milan, Tennessee . . . . . . . . . . . .        533,000          Owned          Manufacturing
Granite City, Illinois.. . . . . . . . .        458,000          Owned          Manufacturing
Turin, Italy (2 locations) . . . . . . .        257,000          Owned          Manufacturing
Bardstown, Kentucky. . . . . . . . . . .        240,000          Owned          Manufacturing
Kalamazoo, Michigan
  (2 locations). . . . . . . . . . . . .        222,000          Mixed          Manufacturing/Warehouse/Office
Plymouth, Michigan.. . . . . . . . . . .        221,000         Leased          Manufacturing
Traverse City, Michigan
  (4 locations). . . . . . . . . . . . .        220,000          Owned          Manufacturing
Roanoke, Virginia. . . . . . . . . . . .        185,000          Owned          Manufacturing
Greenville, Michigan.. . . . . . . . . .        160,000          Owned          Manufacturing/Office
Corydon, Indiana.. . . . . . . . . . . .        155,000         Leased          Manufacturing
Rockford, Illinois.. . . . . . . . . . .        140,000         Leased          Manufacturing
Auburn, Indiana. . . . . . . . . . . . .        132,000          Owned          Manufacturing/Office
Kendallville, Indiana. . . . . . . . . .        132,000          Owned          Manufacturing
Romulus, Michigan. . . . . . . . . . . .        115,000         Leased          Manufacturing/Office
Bluffton, Ohio . . . . . . . . . . . . .        102,000          Owned          Manufacturing
Rochester Hills, Michigan. . . . . . . .         89,000         Leased          Office/Engineering/Design
Belcamp, Maryland. . . . . . . . . . . .         68,000          Owned          Manufacturing
Bellevue, Ohio.. . . . . . . . . . . . .         66,000          Owned          Manufacturing
Manchester, Michigan . . . . . . . . . .         61,000          Owned          Manufacturing
Upper Sandusky, Ohio.. . . . . . . . . .         56,000          Owned          Manufacturing
Farmington Hills, Michigan . . . . . . .         47,000         Leased          Engineering/Design/Sales
Fenton, Missouri.. . . . . . . . . . . .         40,000         Leased          Warehouse
Barrie, Ontario. . . . . . . . . . . . .         40,000         Leased          Manufacturing
Bowling Green, Kentucky. . . . . . . . .         39,000          Owned          Manufacturing
Grand Rapids, Michigan . . . . . . . . .         23,000         Leased          Operating Headquarters
Minneapolis, Minnesota . . . . . . . . .          5,700         Leased          Corporate Headquarters
Yokohama, Japan. . . . . . . . . . . . .            800         Leased          Sales
Changchun, China.. . . . . . . . . . . .        140,500       Leased(1)         Manufacturing

------------------------
     (1) Facility is leased by a joint venture in which the Company holds a 60% equity interest.

     Management believes that substantially all of the Company's property and equipment is in good condition. In order to increase efficiency, the Company expects to continue to make capital expenditures for equipment upgrades at its facilities as necessary.

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

     In connection with the acquisition of APC, A.O. Smith agreed, subject to certain limitations, to indemnify the Company for environmental matters relating to APC arising from events occurring, or conditions arising, prior to the closing date of the acquisition of APC. In addition, A.O. Smith has agreed to retain certain environmental liabilities for, among other things, offsite disposal of hazardous substances prior to the acquisition of APC.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of Stockholders during the fourth quarter of 1997.

ADDITIONAL INFORMATION - EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to the Company's executive officers as of March 23, 1998:


     Name                            Age               Position
     ----                            ---               --------
S.A. Johnson . . . . . . . . . . . .  57     Chairman and Director
Adrian VanderStarre. . . . . . . . .  65     Vice Chairman and Director
Dugald K. Campbell . . . . . . . . .  51     President, Chief Executive Officer and
                                               Director
James R. Lozelle . . . . . . . . . .  52     Executive Vice President and Director
Ronald E. Gavalis. . . . . . . . . .  60     Vice President
Anthony A. Barone. . . . . . . . . .  48     Vice President and Chief Financial Officer
Scott D. Rued. . . . . . . . . . . .  41     Vice President, Corporate Development
                                              and Director
Paul D. Rysenga. . . . . . . . . . .  56     Vice President
Luigi Candusso . . . . . . . . . . .  48     Vice President
Tommy G. Pitser. . . . . . . . . . .  50     Vice President
Richard S. Burgess . . . . . . . . .  43     Vice President

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

     ADRIAN VANDERSTARRE has served as Vice Chairman and a Director of the Company since April 1993. Mr. VanderStarre served as President, Chief Executive Officer and a director of the Predecessor from 1978 to 1993. Mr. VanderStarre originally joined the Predecessor in 1965 as Controller and later served as Treasurer from 1974 to 1978.

     DUGALD K. CAMPBELL has served as President, Chief Executive Officer and a Director of the Company since December 1993. From 1991 to 1993, Mr. Campbell served as a consultant to Hidden Creek. From 1988 to 1991, he served as Vice President and General Manager of the Sensor Systems Division of Siemens Automotive, a manufacturer of engine management systems and components. From 1972 to 1988, he held various executive, engineering and marketing positions with Allied Automotive, a manufacturer of vehicle systems and components and a subsidiary of AlliedSignal, Inc.

     JAMES R. LOZELLE has served as Executive Vice President of the Company, with responsibility for the Company's operations in Milwaukee, Wisconsin and Roanoke, Virginia since April 1997. From the Company's acquisition of Edgewood in May 1994 until March 1997, Mr. Lozelle served at the Tower Automotive Technical Centers, with responsibility for advanced product development and customer service. Mr. Lozelle has also served as a Director of the Company since May 1994. Mr. Lozelle served as President of Edgewood from 1982 until it was acquired by the Company. Mr. Lozelle joined Edgewood in 1970 and served as Vice President from 1971 to 1982. Mr. Lozelle is chairman of the Near Zero Stamping research project of the Autobody Consortium.

     RONALD E. GAVALIS has served as Vice President of the Company, with responsibility for the Company's operations in Greenville, Kalamazoo and Traverse City, Michigan since April 1997 and for capacity planning, quality operating systems and QS-9000 certification, since April 1995. From June 1994 to April 1995, Mr. Gavalis had responsibility for the Company's Greenville, Michigan operations. Mr. Gavalis joined the Predecessor in 1983 as Director of Manufacturing, and served as the Predecessor's Vice President, Manufacturing, from 1985 until 1989 and as its Vice President, Operations, from 1989 until June 1994.

     ANTHONY A. BARONE has served as Vice President and Chief Financial Officer of the Company since May 1995. From 1984 to 1995, Mr. Barone served as Chief Financial Officer of O'Sullivan Corporation, a manufacturer of interior trim components for the automotive industry.

     SCOTT D. RUED has served as Vice President, Corporate Development, and a Director of the Company since April 1993. Mr. Rued served as Vice President, Chief Financial Officer and a director of Automotive Industries Holding, Inc. from April 1990 until its sale to Lear Corporation in August 1995. Mr. Rued, a partner of J2R, has also served as Executive Vice President and Chief Financial Officer of Hidden Creek since January 1994 and served as its Vice President - Finance and Corporate Development from June 1989 through 1993. Mr. Rued is also a director of The Rottlund Company, Inc., a corporation engaged in the development and sale of residential real estate.

     PAUL D. RYSENGA has served as Vice President of the Company, with responsibility for the Company's joint venture investment in Metalsa since October 1997, the Company's operations in Auburn, Indiana, Bellevue, Ohio, Belcamp, Maryland and Rockford, Illinois since April 1997 and the Company's operations in Kendallville, Indiana and Bluffton and Upper Sandusky, Ohio, since August 1996. From August 1996 to April 1997, Mr. Rysenga had responsibility for the Company's operations in Traverse City, Michigan. From October 1995 to August 1996, Mr. Rysenga had responsibility for the Company's operations in Greenville, Romulus, and Traverse City, Michigan. From June 1994 to October 1995, Mr. Rysenga had responsibility for the Company's operations in Auburn, Indiana. From July 1991 to June 1994, Mr. Rysenga served as Executive Vice President and General Manager at Kalamazoo. From 1988 to July 1991, Mr. Rysenga was Executive Director of Eastman Sterling Pharmaceutical, a division of Eastman Kodak.

     LUIGI CANDUSSO has served as Vice President of the Company, with responsibility for the Company's operations in Bowling Green, Kentucky, Corydon, Indiana, Granite City, Illinois and Milan, Tennessee since April 1997, Turin, Italy since May 1997 and Bardstown, Kentucky since April 1995. From April 1995 to April 1997, Mr. Candusso had responsibility for the Company's operations in Kalamazoo, Michigan. From August 1996 to April 1997, Mr. Candusso had responsibility for the Company's operations in Romulus, Michigan. From October 1995 to August 1996, Mr. Candusso also had responsibility for the Company's operations in Auburn, Indiana. From 1990 to April 1995, Mr. Candusso served as Vice President and General Manager of the Sensor Systems Division of Siemens Automotive, a manufacturer of engine management systems and components. From 1988 to 1990, Mr. Candusso served as Vice President of Operations at Fabricated Steel Products (FABCO), a division of Indal Canada.

     TOMMY G. PITSER has served as Vice President, with responsibility for the Company's joint venture investment in China and its operations in Barrie, Ontario, Plymouth, Michigan and Yokohama, Japan and South America since April 1997 and Romulus, Manchester and Farmington Hills, Michigan, since May 1996. Prior to joining the Company, Mr. Pitser served in various sales and marketing capacities at MSTI. Prior to joining MSTI, Mr. Pitser served as Market Director-Automotive at AE Goetze North America. From 1969 to 1992, Mr. Pitser was an employee of Borg-Warner Corporation, most recently as General Manager-Marine & Industrial Transmissions.

     RICHARD S. BURGESS has served as Vice President of the Company with responsibility for colleague growth and development since January 1996. From June 1994 to January 1996, Mr. Burgess served as the colleague growth and development leader for the Bardstown, Kentucky start-up facility. From October 1991 to June 1994, Mr. Burgess filled various rolls in Colleague growth and development at the Predecessor.

                                      PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The information required by Item 5 is incorporated herein by reference to the section labeled "Stock Information" which appears in the Company's 1997 Annual Report.

ITEM 6.   SELECTED FINANCIAL DATA

     The information required by Item 6 is incorporated herein by reference to the section labeled "Selected Consolidated Financial Data" which appears in the Company's 1997 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The information required by Item 7 is incorporated herein by reference to the section labeled "Management's Discussion and Analysis of Results of Operations and Financial Condition" which appears in the Company's 1997 Annual Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 is incorporated herein by reference to the consolidated financial statements, notes thereto and Report of Independent Public Accountants thereon which appear in the Company's 1997 Annual Report.

     Management of the Company is responsible for the financial information and representations contained in the consolidated financial statements and other sections of the 1997 Annual Report. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and therefore include certain amounts based on management's best estimates and judgments. The financial information contained elsewhere in the 1997 Annual Report is consistent with that in the consolidated financial statements.

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

     Arthur Andersen LLP is engaged to express an opinion as to whether the consolidated financial statements present fairly, in all material respects and in accordance with generally accepted accounting principles, the financial position, results of operations and cash flows of the Company. Solely for purposes of planning and performing their audit of the Company's 1997 financial statements, Arthur Andersen LLP obtained an understanding of, and selectively tested, certain aspects of the Company's system of internal controls.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     A.   DIRECTORS OF THE REGISTRANT

     The information required by Item 10 with respect to the directors is incorporated herein by reference to the section labeled "Election of Directors" which appears in the Company's 1998 Proxy Statement.

     B.   EXECUTIVE OFFICERS

     The information required by Item 10 with respect to the Company's executive officers is included above in Part I under the caption "Additional Information - Executive Officers."

     C.   SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The information required by Item 10 with respect to compliance with reporting requirements is incorporated herein by reference to the section labeled "Section 16(a) Beneficial Ownership Reporting Compliance" which appears in the Company's 1998 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the sections labeled "Compensation of Directors" and "Executive Compensation" which appear in the Company's 1998 Proxy Statement, excluding information under the headings "Compensation Committee Report on Executive Compensation" and "Performance Graph."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the section labeled "Security Ownership" which appears in the Company's 1998 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the section labeled "Certain Relationships and Related Transactions" which appears in the Company's 1998 Proxy Statement.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  DOCUMENTS FILED AS PART OF THIS REPORT

          (1)  FINANCIAL STATEMENTS:

               The following are incorporated herein by reference to the Company's 1997 Annual Report:

               - Report of Independent Public Accountants
               - Consolidated Balance Sheets as of  December 31, 1997 and 1996
               - Consolidated Statements of Operations for the Years Ended
                 December 31, 1997, 1996 and 1995
               - Consolidated Statements of Stockholders' Investment for the
                 Years Ended December 31, 1997, 1996 and 1995
               - Consolidated Statement of Cash Flows for the Years Ended
                 December 31, 1997, 1996 and 1995
               - Notes to Consolidated Financial Statements

          (2)  EXHIBITS:  See "Exhibit Index" beginning on page 21.

     (b)  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed by the Company during the fourth quarter of 1997.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TOWER AUTOMOTIVE, INC.

Date:  March 23, 1998              By /s/ S.A. Johnson
                                     ------------------------------------
                                      S.A. Johnson, Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                               Title                                 Date
---------                               -----                                 ----
/s/ S.A. Johnson                        Chairman and Director              March 23, 1998
----------------------------------
S.A. Johnson

/s/ Adrian VanderStarre                 Vice Chairman and                  March 23, 1998
----------------------------------        Director
Adrian VanderStarre

/s/ Dugald K. Campbell                  President, Chief Executive         March 23, 1998
----------------------------------        Officer (Principal Executive
Dugald K. Campbell                        Officer) and Director

/s/ James R. Lozelle                    Executive Vice President           March 23, 1998
----------------------------------        and Director
James R. Lozelle

/s/ Scott D. Rued                       Vice President, Corporate          March 23, 1998
----------------------------------        Development and Director
Scott D. Rued

/s/ W.H. Clement                        Director                           March 23, 1998
----------------------------------
W.H. Clement

/s/ Eric J. Rosen                       Director                           March 23, 1998
----------------------------------
Eric J. Rosen

/s/ Matthew O. Diggs, Jr.               Director                           March 23, 1998
----------------------------------
Matthew O. Diggs, Jr.

/s/ F.J. Loughrey                       Director                           March 23, 1998
----------------------------------
F.J. Loughrey

/s/ Kim B. Clark                        Director                           March 23, 1998
----------------------------------
Kim B. Clark

/s/ Enrique Zambrano                    Director                           March 23, 1998
----------------------------------
Enrique Zambrano

/s/ Anthony A. Barone                   Vice President and Chief           March 23, 1998
----------------------------------      Financial Officer (Principal
Anthony A. Barone                         Accounting Officer)

                             TOWER AUTOMOTIVE, INC.
                         EXHIBIT INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


                                                                                        Page Number in
                                                                                        Sequential
                                                                                        Numbering
                                                                                        of all Form 10-K
Exhibit                                                                                 and Exhibit Pages
-------                                                                                 -----------------
3.1       Amended and Restated Certificate of Incorporation of the Registrant,               *
          incorporated by reference to Exhibit 3.1 of the Registrant's Form S-1,
          Registration No. 33-80320 filed under the Securities Act of 1933
          (the "S-1").
3.2       Amended and Restated By-laws of the Registrant, incorporated by                    *
          reference to Exhibit 3.2 of the S-1.
4.1       Form of Common Stock Certificate, incorporated by reference to                     *
          Exhibit 4.1 of the S-1.
10.1      Form of Stock Subscription Agreement between the Company and                       *
          certain management employees, incorporated by reference to Exhibit
          10.3 of the S-1.
10.2      Registration Agreement dated as of April 15, 1993 between the Registrant           *
          and certain investors; and First Amendment to Registration Agreement dated as of May 4, 1994 by and among the Registrant and certain investors, incorporated by reference to Exhibit 10.4 of the S-1.
10.3      Stock Option and Indemnification Agreement dated as of April 15, 1993              *
          by and between the Registrant and Onex U.S. Investments, Inc., incorporated by reference to Exhibit 10.7 of the S-1.
10.4**    Employment and Consulting Agreement dated as of April 15, 1993 between             *
          R.J. Tower Corporation and Adrian Vander Starre, incorporated by reference to Exhibit 10.9 of the S-1.
10.5      Form of Management Stock Pledge Agreement, incorporated by reference               *
          to Exhibit 10.10 of the S-1.
10.6      Form of Convertible Promissory Note dated as of May 4, 1994 of the                 *
          Registrant, incorporated by reference to Exhibit 10.12 of the S-1.
10.7**    Employment Agreement dated as of May 4, 1994 among Edgewood                        *
          Manufacturing Corp. and James R. Lozelle, incorporated by reference to Exhibit 10.13 of the S-1.
10.8**    Stock Option Agreement dated May 4, 1994 by and between the Registrant             *
          and James R. Lozelle incorporated by reference to Exhibit 10.14 of the S-1.
10.9      Lease Agreement dated March 1, 1988 between 8900 Inkster Associates                *
          and Edgewood Tool and Manufacturing Company; and Amendment to Lease
          dated as of March 1, 1994 between 8900 Inkster Associates and Edgewood
          Tool and Manufacturing Company, incorporated by reference to Exhibit
          10.16 of the S-1.
10.10     Amended and Restated Credit Agreement dated as of May 4, 1994 by and               *
          between R.J. Tower Corporation and Comerica Bank, incorporated by reference to Exhibit 10.17 of the S-1.
10.11**   1994 Key Employee Stock Option Plan, incorporated by reference to Exhibit          *
          10.18 of the S-1.
10.12**   Form of Salary Continuation Agreement between the Registrant and certain           *
          employees, incorporated by reference to Exhibit 10.19 of the S-1.
10.13     Form of Subscription Agreement between the Registrant and certain                  *
          stockholders, incorporated by reference to Exhibit 10.20 of the S-1.

10.14     Stock Purchase Agreement by and among the Registrant and certain other     *
          parties, dated June 10, 1994, incorporated by reference to Exhibit
          10.21 of the S-1.
10.15     Second Amended and Restated Credit Agreement dated as of June 29, 1994     *
          by and between R.J. Tower Corporation and Comerica Bank, incorporated by reference to Exhibit 10.22 of the S-1.
10.16     Amended and Restated Investor Stockholders Agreement dated as of           *
          August 18, 1994 by and among the Registrant, Onex U.S. Investments,
          Inc., J2R Partners and certain investors, incorporated by reference to
          Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the
          quarterly period ended September 30, 1994, filed under the Securities
          Exchange Act of 1934, as amended (the "September 10-Q").
10.17     Second Amended and Restated Management Stockholders Agreement dated as     *
          of August 18, 1994 among the Registrant, Onex U.S. Investments, Inc.
          and certain management stockholders, incorporated by reference to
          Exhibit 10.2 of the September 10-Q.
10.18     Third Amended and Restated Credit Agreement dated as of January 16, 1996   *
          by and between R.J. Tower Corporation and Comerica Bank, incorporated by reference to Exhibit 10.24 of the Registrant's Annual Report on
          Form 10-K for the year ended December 31, 1995, filed under the
          Securities Exchange Act of 1934, as amended.
10.19     Stock Purchase Agreement dated as of May 31, 1996 among Tower              *
          Automotive, Inc., R.J. Tower Corporation and MascoTech, Inc.,
          incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K dated May 31, 1996, filed under the Securities Exchange Act of 1934
          (the "May 8-K").
10.20     First Amendment to Third Amended and Restated Credit Agreement, dated      *
          as of May 31, 1996, by and among R.J. Tower Corporation, the financial institutions parties thereto and Comerica Bank, as agent, incorporated by reference to Exhibit 4.1 of the May 8-K.
10.21     $39,000,000 Revolving Credit Note, dated as of May 31, 1996, issued by     *
          R.J. Tower Corporation, a Michigan corporation, to Comerica Bank, incorporated by reference to Exhibit 4.2 of the May 8-K.
10.22     $18,000,000 Revolving Credit Note, dated as of May 31, 1996, issued        *
          by R.J. Tower Corporation, a Michigan corporation, to Bank of America
          Illinois, incorporated by reference to Exhibit 4.3 of the May 8-K.
10.23     $18,000,000 Revolving Credit Note, dated as of May 31, 1996, issued        *
          by R.J. Tower Corporation, a Michigan corporation, to First Bank
          National Association, incorporated by reference to Exhibit 4.4 of the
          May 8-K.
10.24     Joinder Agreement to Amended and Restated Guaranty (Tower Indiana Debt)    *
          made by MascoTech Stamping Technologies, Inc., a Delaware corporation, in favor of Comerica Bank, as agent, incorporated by reference to
          Exhibit 4.6 of the May 8-K.
10.25     Joinder Agreement to Amended and Restated Guaranty (Tower Kentucky Debt)   *
          made by MascoTech Stamping Technologies, Inc., a Delaware corporation, in favor of Comerica Bank, as agent, incorporated by reference to
          Exhibit 4.7 of the May 8-K.
10.26     Form of Second Amended and Restated Security Agreement, dated as of        *
          May 31, 1996, made by each of R.J. Tower Corporation, a Michigan corporation, R.J. Tower Corporation, a Kentucky corporation, R.J.
          Tower Corporation, an Indiana corporation, Kalamazoo Stamping and
          Die Company, a Michigan corporation, Edgewood Manufacturing Corp., a Delaware corporation, in favor of Comerica Bank, as agent, incorporated by reference to Exhibit 4.8 of the May 8-K.
10.27     Amended and Restated Security Agreement, dated as of May 31, 1996,         *
          made by Trylon Corporation, a Michigan corporation, in favor of
          Comerica Bank, as agent, incorporated by reference to Exhibit 4.9 of the May 8-K.

10.28     Form of Second Amended and Restated Mortgage, dated as of May 31, 1996,    *
          made by each of R.J. Tower Corporation, a Michigan corporation, R.J.
          Tower Corporation, an Indiana corporation, Kalamazoo Stamping and
          Die Company, a Michigan corporation, Edgewood Manufacturing Corp., a Delaware corporation, in favor of Comerica Bank, as agent, incorporated by reference to Exhibit 4.10 of the May 8-K.
10.29     Second Amended and Restated Security Agreement (Third Party Pledge),       *
          dated as of May 31, 1996, made by Tower Automotive, Inc., a
          Delaware corporation, in favor of Comerica Bank, as agent, incorporated by reference to Exhibit 4.11 of the May 8-K.
10.30     Intercreditor and Collateral Agency Agreement, dated as of May 31, 1996,   *
          among Comerica Bank, Bank of America Illinois, First Bank National
          Association, Teachers Insurance and Annuity Association of America,
          Northern Life Insurance Company, Northwestern National Life Insurance
          Company, Bankers Security Life Insurance Society, Jefferson-Pilot Life
          Insurance Company and Alexander Hamilton Life Insurance Company of
          America, incorporated by reference to Exhibit 4.12 of the May 8-K.
10.31     Form of R.J. Tower Corporation Note Agreement, dated as of May 31,         *
          1996, between R.J. Tower Corporation and each of Teachers Insurance and Annuity Association of America, Northern Life Insurance Company,
          Northwestern National Life Insurance Company, Bankers Security Life
          Insurance Society, Jefferson-Pilot Life Insurance Company and
          Alexander Hamilton Life Insurance Company of America, incorporated by reference to Exhibit 4.13 of the May 8-K.
10.32     Form of 7.65% Senior Secured Notes, Series A, due June 1, 2006, issued     *
          by R.J. Tower Corporation to (i) Teachers Insurance and Annuity
          Association of America in the principal amount of $10 million, (ii)
          Northern Life Insurance Company in the principal amount of $8.5 million, (iii) Northwestern National Life Insurance Company in the
          principal amount of $4.0 million, (iv) Bankers Security Life Insurance
          Society in the principal amount of $2.5 million, (v) Jefferson-Pilot
          Life Insurance Company in the principal amount of $7.5 million and
          (vi) Alexander Hamilton Life Insurance Company of America in the
          principal amount of $7.5 million, incorporated by reference to Exhibit
          4.14 of the May 8-K.
10.33     7.82% Senior Secured Note, Series B, due June 1, 2008, issued by R.J.      *
          Tower Corporation to Teachers Insurance and Annuity Association
          of America in the principal amount of $25 million, incorporated by reference to Exhibit 4.15 of the May 8-K.
10.34     Subsidiaries Guaranty, dated as of May 31, 1996, made by Trylon            *
          Corporation, a Michigan corporation, R.J. Tower Corporation, a Kentucky corporation, R.J. Tower Corporation, an Indiana corporation, Kalamazoo
          Stamping and Die Company, a Michigan corporation, Edgewood Manufacturing
          Corp., a Delaware corporation and MascoTech Stamping Technologies, Inc., a Delaware corporation, in favor of Teachers Insurance and Annuity
          Association of America, Northern Life Insurance Company, Northwestern
          National Life Insurance Company, Bankers Security Life Insurance
          Society, Jefferson-Pilot Life Insurance Company and Alexander
          Hamilton Life Insurance Company of America, incorporated by reference to Exhibit 4.16 of the May 8-K.
10.35     Registration Rights and Voting Agreement dated as of May 31, 1996,         *
          between Tower Automotive, Inc. and MascoTech, Inc., incorporated by reference to Exhibit 4.17 of the May 8-K.
10.36     $5 million Promissory Note, dated as of May 31, 1996, issued by R.J. Tower *
          Corporation to MascoTech, Inc., incorporated by reference to Exhibit 4.18 of the May 8-K.
10.37     Stock Purchase Warrant, dated as of May 31, 1996, issued by Tower          *
          Automotive, Inc. to MascoTech, Inc., incorporated by reference to
          Exhibit 4.19 of the May 8-K.

10.38     Second Amended and Restated Guaranty (Tower-Michigan Debt), dated          *
          as of May 30, 1996, made by R.J. Tower Corporation, an Indiana corporation, Edgewood Manufacturing Corp., a Delaware corporation,
          R.J. Tower Corporation, a Kentucky corporation, Kalamazoo Stamping and Die Company, a Michigan corporation, Trylon Corporation, a
          Michigan corporation and MascoTech Stamping Technologies, Inc., a
          Delaware corporation, in favor of Comerica Bank, as agent, incorporated by reference to Exhibit 4.5 of the Registrant's Form
          8-K/A No. 1 dated June 4, 1996, filed under the Securities Exchange
          Act of 1934.
10.39     Fourth Amended and Restated Credit Agreement dated as of September 6, 1996 *
          by and between R.J. Tower Corporation and Comerica Bank, incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on
          Form 10-Q for the quarterly period ended September 30, 1996, filed under the Securities Exchange Act of 1934, as amended.
13.1      Annual Report to Stockholders for the year ended December 31, 1997         __
          filed herewith.
21.1      List of Subsidiaries filed herewith.                                       __
23.1      Consent of Independent Public Accountants filed herewith.                  __
27.1      Financial Data Schedule filed herewith.                                    __
27.2      Financial Data Schedule filed herewith.                                    __
27.3      Financial Data Schedule filed herewith.                                    __


-------------------
*     Incorporated by reference.
**    Indicates compensatory arrangement.