Form 10-Q
period 1998-03-31
TOWER AUTOMOTIVE INC
filed 1998-05-11
CIK 925548

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                        ______________________________

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1998

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

The number of shares outstanding of the Registrant's common stock, par value $.01 per share, at April 15, 1998 was 23,064,087 shares.

                             TOWER AUTOMOTIVE, INC.
                                   FORM 10-Q

                               TABLE OF CONTENTS



PART I    FINANCIAL INFORMATION

    Item 1.  Financial Statements:

             Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 1998 and 1997

             Consolidated Balance Sheets (unaudited) at March 31, 1998 and December 31, 1997

             Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 1998 and 1997

             Notes to Condensed Consolidated Financial Statements

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II   OTHER INFORMATION

SIGNATURE

ITEM 1 - FINANCIAL INFORMATION

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        1998           1997
                                                     ----------     ----------
Revenues                                             $  457,129     $  125,117

Cost of sales                                           393,940        106,105
                                                     ----------     ----------

  Gross profit                                           63,189         19,012

Selling, general and administrative expenses             21,140          5,812

Amortization expense                                      3,264            660
                                                     ----------     ----------

  Operating income                                       38,785         12,540

Interest expense, net                                    11,915          1,348
                                                     ----------     ----------

  Income before provision for income taxes               26,870         11,192

Provision for income taxes                               10,748          4,474
                                                     ----------     ----------

  Income before equity in earnings of joint ventures     16,122          6,718

Equity in earnings of joint ventures                      2,698             -
                                                     ----------     ----------

  Net income                                         $   18,820     $    6,718
                                                     ----------     ----------
                                                     ----------     ----------

Basic earnings per share                             $     0.82     $     0.47
                                                     ----------     ----------
                                                     ----------     ----------

Basic shares outstanding                                 23,041         14,338
                                                     ----------     ----------
                                                     ----------     ----------

Diluted earnings per share                           $     0.75     $     0.45
                                                     ----------     ----------
                                                     ----------     ----------

Diluted shares outstanding                               27,429         14,977
                                                     ----------     ----------
                                                     ----------     ----------

                   The accompanying notes are an integral part of these condensed consolidated statements.

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                              (AMOUNTS IN THOUSANDS)

                                                      March 31,     December 31,
                    Assets                              1998            1997
--------------------------------------------------   -----------    ------------
                                                     (unaudited)
Current assets:
  Cash and cash equivalents                          $      277     $      -
  Accounts receivable                                   285,397        219,256
  Inventories                                            79,151         73,809
  Prepaid tooling and other                              85,175         78,217
                                                     ----------     ----------
     Total current assets                               450,000        371,282

Property, plant and equipment, net                      715,476        698,511
Restricted cash                                           7,993          7,902
Deferred income taxes                                    14,108         14,108
Investments in joint ventures                           198,813        147,188
Goodwill and other assets, net                          441,924        441,097
                                                     ----------     ----------
                                                     $1,828,314     $1,680,088
                                                     ----------     ----------
                                                     ----------     ----------
    Liabilities and Stockholders' Investment
--------------------------------------------------
Current liabilities:
  Current maturities of long-term debt and
   capital lease obligations                         $    5,004     $    5,004
  Accounts payable                                      193,063        143,902
  Accrued liabilities                                    89,932         81,784
                                                     ----------     ----------
     Total current liabilities                          287,999        230,690

Long-term debt, net of current maturities               590,920        513,653
Obligations under capital leases, net of current
 maturities                                              29,179         30,281
Convertible subordinated notes                          200,000        200,000
Other noncurrent liabilities                            184,758        190,185
                                                     ----------     ----------
Stockholders' investment:
  Preferred stock                                           -              -
  Common stock                                              231            230
  Warrants to acquire common stock                        2,000          2,000
  Additional paid-in capital                            425,013        423,655
  Retained earnings                                     108,214         89,394
                                                     ----------     ----------
     Total stockholders' investment                     535,458        515,279
                                                     ----------     ----------
                                                     $1,828,314     $1,680,088
                                                     ----------     ----------
                                                     ----------     ----------

                   The accompanying notes are an integral part
                 of these condensed consolidated balance sheets.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                      (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        1998             1997
                                                    -----------       ----------
OPERATING ACTIVITIES:
  Net income                                          $  18,820       $  6,718
  Adjustments to reconcile net income to
   net cash provided by operating activities -
     Depreciation and amortization                       20,895          4,250
     Changes in other operating items                   (32,739)        (7,894)
                                                      ---------       --------

  Net cash provided by operating activities               6,976          3,074
                                                      ---------       --------
INVESTING ACTIVITIES:
  Acquisitions and investment in joint venture          (49,491)           -
  Capital expenditures, net                             (34,596)       (10,522)
  Change in restricted cash                                 (91)           (14)
                                                      ---------       --------

     Net cash used in investing activities              (84,178)       (10,536)
                                                      ---------       --------
FINANCING ACTIVITIES:
  Proceeds from borrowings                              242,000            -
  Repayment of debt                                    (165,835)           (19)
  Proceeds from issuance of stock                         1,163          1,073
  Other, net                                                151            119
                                                      ---------       --------

     Net cash provided by financing activities           77,479          1,173
                                                      ---------       --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                     277         (6,289)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                       -           39,596
                                                      ---------       --------

  End of period                                       $     277       $ 33,307
                                                      ---------       --------
                                                      ---------       --------

                   The accompanying notes are an integral part of these condensed consolidated statements.

                      TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying condensed consolidated financial statements have been prepared by Tower Automotive, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.
     The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1997 Annual Report to Stockholders.

     Revenues and operating results for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2.   Inventories consisted of the following (in thousands):

                              March 31,   Dec. 31,
                                1998        1997
                              ---------  ----------
          Raw materials       $  21,642  $   14,601
          Work in process        35,868      38,763
          Finished goods         21,641      20,445
                              ---------  ----------
                              $  79,151  $   73,809
                              ---------  ----------
                              ---------  ----------

3. Basic earnings per share were computed by dividing net income by the weighted average number of common shares outstanding during the respective quarters. Diluted earnings per share were determined on the assumptions:
     (i) the Edgewood notes were converted at the beginning of the respective periods, and (ii) the Convertible Subordinated Notes were converted upon issuance on July 29, 1997 as follows (in thousands, except per share data):

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       1998            1997
                                                   -----------      -----------
           Net income                                $  18,820         $  6,718
           Interest expense on Edgewood notes,
             net of tax                                     10               35
           Interest expense on Convertible
             Subordinated Notes, net of tax              1,627              -
                                                     ---------         --------
           Net income applicable to common
             stockholders -- diluted                 $  20,457         $  6,753
                                                     ---------         --------
                                                     ---------         --------



           Weighted average number of
             common shares outstanding                  23,041           14,338
           Dilutive effect of outstanding stock
             options and warrants after application
             of the treasury stock method                  239              230
           Dilutive effect of Edgewood notes,
             assuming conversion                           284              409
           Dilutive effect of Convertible
             Subordinated Notes,
             assuming conversion                         3,865              -
                                                     ---------         --------
           Diluted shares outstanding                   27,429           14,977
                                                     ---------         --------
                                                     ---------         --------
           Basic earnings per share                  $    0.82         $   0.47
                                                     ---------         --------
                                                     ---------         --------
           Diluted earnings per share                $    0.75         $   0.45
                                                     ---------         --------
                                                     ---------         --------

     The Company adopted SFAS No. 128, "Earnings per Share," effective December 15, 1997. As a result, the Company's reported earnings per share (EPS) for three months ended March 31, 1997 have been restated as follows:

          Primary EPS as reported                $0.45
          Effect of SFAS No. 128                  0.02
                                                 -----
          Basic EPS as restated                  $0.47
                                                 -----
                                                 -----

          Fully diluted EPS as reported          $0.45
          Effect of SFAS No. 128                   -
                                                 -----
          Diluted EPS as restated                $0.45
                                                 -----
                                                 -----

4.   Long-term debt consisted of the following (in thousands):

                                                   March 31,   December 31,
                                                     1998          1997
                                                  ----------   ------------
          Revolving credit facility               $  543,050    $  465,599
          Industrial development revenue bonds        43,765        43,765
          Edgewood notes                               1,642         1,824
          Other                                        3,185         3,187
                                                  ----------    ----------
                                                     591,642       514,375
          Less-current maturities                       (722)         (722)
                                                  ----------    ----------
               Total long-term debt               $  590,920    $  513,653
                                                  ----------    ----------
                                                  ----------    ----------

     On April 18, 1997, the Company entered into a new revolving credit facility that provides for borrowings of up to $750 million on an unsecured basis. Under the terms of the credit facility, the equivalent of up to $60 million in borrowings can be denominated in foreign currency. As of March 31, 1998, approximately $49.7 million of the outstanding borrowings are denominated in lira. The amount available under the revolving credit facility reduces to

     $675 million in April 2000, $600 million in April 2001 and $500 million in April 2002. The credit facility has a final maturity of April 2003. Interest on the credit facility is at the prime rate or LIBOR plus a margin ranging from 17 to 50 basis points depending upon the ratio of the consolidated indebtedness of the Company to its total capitalization. The weighted average interest rate for such borrowings was 6.8% at March 31, 1998. The new credit facility requires the Company to meet certain financial covenants, including but not limited to minimum interest coverage, minimum debt/capital and maximum leverage ratio. The Company was in compliance with all covenants as of March 31, 1998.

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

     (b) Repaid outstanding senior notes with a principal balance of $65 million plus accrued interest. In connection with the repayment, the Company paid prepayment penalties and wrote off deferred financing costs which resulted in an extraordinary loss, net of income taxes, of approximately $2.4 million.

     (c) Acquired and assumed substantially all of the assets and liabilities of Automotive Products Company ("APC"), a division of A.O. Smith Corporation. The aggregate purchase price consisted of approximately $700 million in cash and was financed with the proceeds from the Offering and borrowings under the new credit facility. APC, which has 15 facilities, designs and manufactures frames, frame components, engine cradles, suspension components and modules for the North American automotive and heavy truck industries. This acquisition has been accounted for using the purchase method of accounting and, accordingly, APC's assets and liabilities have been recorded at fair value as of the acquisition date, with the excess purchase price recorded as goodwill. Additional purchase liabilities recorded included approximately $19.1 million for costs associated with the shutdown and consolidation of certain acquired facilities and $8.9 million for severance and related costs. At March 31, 1998, liabilities of approximately $19.1 million for facility-related costs and $4.6 million in severance costs remain on the condensed consolidated balance sheet.

     Following are unaudited pro forma condensed results of operations for the three months ended March 31, 1997 as if the following were completed at the beginning of the period: (i) the acquisition of APC; (ii) the refinancing of the old credit agreement and the redemption of outstanding senior notes; (iii) the Offering; and (iv) the sale of the Notes (in thousands, except per share data):

                                              Three Months
                                                  Ended
                                             March 31, 1997
                                             --------------
          Revenues                             $  359,015
                                               ----------
                                               ----------
          Operating income                     $   32,748
                                               ----------
                                               ----------
          Net income                           $   14,585
                                               ----------
                                               ----------
          Shares outstanding -
               Basic                               22,838
                                               ----------
                                               ----------
               Diluted                             27,342
                                               ----------
                                               ----------
          Net income per share -
               Basic                           $     0.64
                                               ----------
                                               ----------
               Diluted                         $     0.60
                                               ----------
                                               ----------

     The unaudited pro forma financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had occurred on such dates.

6. Effective October 1997, the Company is party to interest rate swap contracts to hedge against interest rate exposures on certain floating-rate indebtedness. These contracts, which expire in November 2002, have the effect of converting the floating-rate interest related to a notional amount of $300 million of borrowings outstanding under the revolving credit facility into fixed-rate interest of approximately 6.75%. These interest rate swap contracts were entered into in order to balance the Company's fixed-rate and floating-rate debt portfolios. Under these interest rate swaps, the Company agrees with the other party to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. While the Company is exposed to credit loss on its interest rate swap in the event of nonperformance by the counterparty to such swap, management believes that such nonperformance is unlikely to occur given the financial resources of the counterparty.

7. On May 9, 1997, the Company acquired Societa Industria Meccanica e Stampaggio S.p.A. ("SIMES"). SIMES designs and manufactures structural metal components in two facilities in Italy, principally for Fiat. The purchase price consisted of $50.7 million in cash, plus an additional $3 million based upon the future operating performance of SIMES. The results of operations of SIMES are not significant to the operating results of the Company as a whole and have, therefore, been excluded from the pro forma results included in Note 5.

8. On October 9, 1997, the Company completed an agreement to become a partner in Metalsa S. de R.L. ("Metalsa") with Promotora de Empresas Zano, S.A. de C.V. ("Proeza"). Metalsa is the largest supplier of vehicle frames and structures in Mexico. Under the terms of the agreement, the Company acquired a 40% equity interest in Metalsa. In addition, the parties have entered into a technology sharing arrangement that will enable both companies to utilize the latest available product and process technology. Metalsa is headquartered in

     Monterrey, Mexico and has manufacturing facilities in Monterrey and San Luis Potosi, Mexico. Metalsa's customers include Chrysler, General Motors, Ford, Nissan and Mercedes. In connection with this agreement, the Company paid $120 million to Proeza, with an additional amount of up to $45 million payable based upon future net earnings of Metalsa.

9. On March 11, 1998, the Company acquired a 40 percent equity interest in Metalurgica Caterina S.A. ("Caterina"), a supplier of structural stampings and assemblies to the Brazilian automotive market. In addition, the Company also has the right to acquire the remaining 60 percent of the equity of Caterina in the future. The Company paid approximately $48 million for its initial equity interest. This investment added Volkswagen and Mercedes as new customers.

10. Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments. Comprehensive income was approximately $18.8 million and $6.7 million for the quarters ended March 31, 1998 and 1997, respectively.

11. During February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for fiscal years beginning after December 31, 1997. SFAS No. 132 revises certain of the disclosure requirements, but does not change the measurement or recognition of those plans. SFAS No. 132 superceded SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The adoption of SFAS No. 132 will result in revised and additional disclosures, but will have no effect on the financial position, results of operations, or liquidity of the Company.

12.  Supplemental cash flow information (in thousands):

                                    Three Months Ended March 31,
                                    ----------------------------
                                        1998            1997
                                    ------------    ------------
             Cash paid for -
                 Interest            $  14,127        $    759
                 Income taxes              758           2,540

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 TO THE THREE MONTHS ENDED MARCH 31, 1997

REVENUES -- Revenues for the three months ended March 31, 1998 were $457.1 million, a substantial increase compared to $125.1 million for the three months ended March 31, 1997. Approximately $300 million of the increase in revenues over 1997 is attributable to the acquisitions of Automotive Products Company ("APC") in April 1997 and Societa Industria Meccanica e Stampaggio S.p.A. ("SIMES") in May 1997. The remaining increase is due to new business awarded to the Company, including business relating to the Ford Escort, Econoline and Expedition, Dodge Durango, Dakota and Ram Club Cab pick-ups and Toyota Camry offset by a decline in production of certain models served by the Company.

COST OF SALES -- Cost of sales as a percentage of revenues for the three months ended March 31, 1998 was 86.2% compared to 84.8% for the three months ended March 31, 1997. The decrease in gross margin was due to a higher proportion of components purchased from outside suppliers as a result of the APC acquisition and launch costs associated with new business. These decreases were partially offset by operating efficiencies and productivity initiatives implemented at many of the Company's larger facilities.

S, G & A EXPENSES -- Selling, general and administrative expenses increased to $21.1 million, or 4.6% of revenues, for the three months ended March 31, 1998 compared to $5.8 million, or 4.6% of revenues, for the three months ended March 31, 1997. The increased expense was due primarily to incremental costs associated with the Company's acquisitions of APC and SIMES as well as increased engineering and program development costs related to new business.

AMORTIZATION EXPENSE -- Amortization expense for the three months ended March 31, 1998 was $3.3 million compared to $660,000 for the three months ended March 31, 1997. The increase was due to incremental goodwill amortization related to the acquisitions of APC and SIMES.

INTEREST EXPENSE -- Interest expense for the three-month period ended March 31, 1998 was $11.9 million compared to $1.3 million for the three months ended March 31, 1997. Interest expense was affected by (i) increased borrowings incurred to fund the acquisitions of APC and SIMES, (ii) the acquisitions of the Company's joint venture interests in Metalsa S. de R.L. ("Metalsa") in October 1997 and Metalurgica Caterina S.A. ("Caterina") in March 1998, (iii) more favorable terms related to the Company's borrowings under the credit agreement entered into in April 1997, (iv) the proceeds from the April 1997 offering of 8,500,000 shares of Common Stock at $35 per share (the "Offering"), and (v) the proceeds from the July 1997 sale of $200 million of 5% Convertible Subordinated Notes (the "Notes").

INCOME TAXES -- The effective income tax rate was 40% for the three months ended March 31, 1998 and 1997. The effective rates differed from the statutory rates primarily as a result of state taxes and non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

In April 1997, the Company entered into a new revolving credit facility that provides for borrowings of up to $750 million on an unsecured basis. Under the terms of the credit facility, the equivalent of up to $60 million in borrowings can be denominated in foreign currency. As of March 31, 1998, approximately $49.7 million of the $543.1 million outstanding borrowings are denominated in lira. The amount available under the revolving credit facility reduces to $675 million in April 2000, $600 million in April 2001 and $500 million in April 2002. The credit facility has a final maturity of April 2003. Interest on the credit facility is at the prime rate or LIBOR plus a margin ranging from 17 to 50 basis points depending upon the ratio of the consolidated indebtedness of the Company to its total capitalization. The weighted average interest rate for such borrowings was 6.8% at March 31, 1998.

In July 1997, the Company completed the sale of the Notes pursuant to a private placement. The Notes are due on August 1, 2004 and are convertible into Tower Automotive common stock at a conversion price of $51.75 per share. The Notes are unsecured and may not be redeemed until August 1, 2000, except in the event of a change in control. Proceeds from the Notes were used to repay outstanding indebtedness under the revolving credit facility.

Effective October 1997, the Company is party to interest rate swap contracts to hedge against interest rate exposures on certain floating-rate indebtedness. These contracts, which expire in November 2002, have the effect of converting the floating-rate interest related to a notional amount of $300 million of borrowings outstanding under the revolving credit facility into fixed-rate interest of approximately 6.75%. These interest rate swap contracts were entered into in order to balance the Company's fixed-rate and floating-rate debt portfolios. Under these interest rate swaps, the Company agrees with the other party to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount.

The Company financed the cash portion of the MSTI acquisition through the issuance of two series of senior notes having an aggregate principal amount of $65 million. The senior notes were retired in connection with the Offering and the new revolving credit facility described above. In connection with the retirement, the Company paid prepayment penalties and wrote off deferred financing costs which resulted in an extraordinary loss, net of income taxes, of approximately $2.4 million.

The debt agreements described above contain various restrictive covenants which, among other matters, require the Company to maintain certain financial ratios, including but not limited to interest coverage, debt to capital and total leverage. The agreements also limit additional indebtedness, capital expenditures and cash dividends. The Company was in compliance with all debt covenants as of March 31, 1998.

On April 18, 1997, the Company acquired APC, a division of A.O. Smith Corporation. The aggregate purchase price was approximately $700 million and was financed with the proceeds from the Offering and borrowings under the new credit facility. APC, which has 15 facilities, designs and manufactures frames, frame components, engine cradles, suspension components and modules for the North American automotive and heavy truck industries.

On May 9, 1997, the Company acquired SIMES, headquartered in Turin, Italy.
SIMES designs and manufactures structural metal components in two facilities in Italy, principally for Fiat. The purchase price was approximately $50.7 million and was financed with borrowings under the Company's revolving credit facility. The Company may pay an additional $3 million in the future if certain operating targets are met by SIMES.

On October 9, 1997, the Company completed an agreement to become a partner in Metalsa with Promotora de Empresas Zano, S.A. de C.V. ("Proeza"). Metalsa is the largest supplier of vehicle frames and structures in Mexico. Under the terms of the agreement, the Company acquired a 40 percent equity interest in Metalsa. In addition, the parties have entered into a technology sharing arrangement that will enable both companies to utilize the latest available product and process technology. Metalsa is headquartered in Monterrey, Mexico and has manufacturing facilities in Monterrey and San Luis Potosi, Mexico. Metalsa's customers include Chrysler, General Motors, Ford, Nissan and Mercedes. In connection with this agreement, the Company paid $120 million to Proeza, with an additional amount of up to $45 million payable based upon the net earnings of Metalsa in 1998, 1999 and 2000. The investment in Metalsa was financed with proceeds from borrowings under the Company's revolving credit facility.

On March 11, 1998, the Company acquired a 40 percent equity interest in Caterina, a supplier of structural stampings and assemblies to the Brazilian automotive market. In addition, the Company also has the right to acquire the remaining 60 percent of the equity of Caterina in the future. The Company paid approximately $48 million for its initial equity interest. This investment added Volkswagen and Mercedes as new customers.

During the three months ended March 31, 1998, the Company generated $7.0 million of cash from operations, which was used to partially fund capital expenditures.

The Company has made substantial investments in manufacturing technology and product design capability to support its products. The Company made capital expenditures of approximately $34.6 million for the three months ended March 31, 1998, primarily for equipment and dedicated tooling purchases related to new or replacement programs.

The Company believes the borrowing availability under its credit agreement, together with funds generated by operations, should provide the Company with the liquidity and capital resources to pursue its business strategy through 1998, with respect to working capital, capital expenditures and other operating needs. Under present conditions, management does not believe access to funds will restrict its ability to pursue its acquisition strategy.

EFFECTS OF INFLATION

Inflation generally affects the Company by increasing the interest expense of floating-rate indebtedness and by increasing the cost of labor, equipment and raw materials. Management believes that inflation has not significantly effected the Company's business over the past 12 months. However, because selling prices generally cannot be increased until a model changeover, the effects of inflation must be offset by productivity improvements and volume from new business awards.

YEAR 2000

The Company is in the process of modifying its computer systems to accommodate the year 2000 and currently expects to complete this modification sufficiently in advance of the year 2000 so as not to adversely affect its operations. The Company does not expect to incur more than $5 million of total costs in connection with these year 2000 modifications. Failure of the Company to make required modifications on a timely basis or the inability of other companies with which the Company does business to complete their year 2000 modifications on a timely basis, could adversely effect the Company's operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During June 1997, the Financial Accounting Standards Board released SFAS No. 131, "Disclosures about Segments of an Enterprise and related Information," effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires disclosure of business and geographic segments in the consolidated financial statements of the Company. The Company will adopt SFAS No. 131 in 1998 and is currently analyzing the impact it will have on the disclosures in its financial statements.

During February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for fiscal years beginning after December 31, 1997. SFAS No. 132 revises certain of the disclosure requirements, but does not change the measurement or recognition of those plans. SFAS No. 132 superceded SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The adoption of SFAS No. 132 will result in revised and additional disclosures, but will have no effect on the financial position, results of operations, or liquidity of the Company.

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

        None

Item 5. Other Information:

        None

Item 6. Exhibits and Reports on Form 8-K:

        (a)  Exhibits:

             None

        (b) During the quarter for which this report is filed, the Company filed no Form 8-K Current reports with the Securities and Exchange Commission.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TOWER AUTOMOTIVE, INC.


Date:  May 11, 1998              By /s/ Anthony A. Barone
                                    -------------------------------------
                                    Anthony A. Barone
                                    Vice President, Chief Financial Officer
                                    (principal accounting and financial officer)