Form 10-K/A
period 1997-12-31
TOWER AUTOMOTIVE INC
filed 1998-06-30
CIK 925548

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                  Amendment No. 1 to
                                     Form 10-K/A

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


             Securities registered pursuant to Section 12(b) of the Act:
                        Common Stock, par value $.01 per share
           Securities registered pursuant to Section 12(g) of the Act: None



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

     The Exhibit Index listed on pages 21 through 24 of Form 10-K is hereby amended and restated in its entirety to read as follows:

                            EXHIBIT INDEX TO ANNUAL REPORT
                                     ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997




                                                               Page Number in
                                                                 Sequential
                                                              Numbering of all
                                                               Form 10-K and
 Exhibit                                                       Exhibit Pages

           Amended and Restated Certificate of                       *
           Incorporation of the Registrant, as amended by
           the Certificate of Amendment to Certificate of
           Incorporation, dated June 2, 1998, incorporated
           by reference to Exhibit 4.2 of the Registrant's
           Registration Statement on Form S-3 (Registration
           No. 333-38827) filed under the Securities Act of
           1933 (the "S-3").

 3.2       Amended and Restated By-laws of the Registrant,           *
           incorporated by reference to Exhibit 3.2 of the
           Registrant's Registration Statement on Form S-1
           (Registration No. 33-80320) filed under the
           Securities Act of 1933 (the "S-1")

 4.1       Form of Common Stock Certificate, incorporated            *
           by reference to Exhibit 4.1 of the S-3.

 4.2       Indenture, dated as of July 28, 1997, by and              *
           between the Registrant and Bank of New York, as
           trustee (including form of 5% Convertible
           Subordinated Note due 2004), incorporated by
           reference to Exhibit 4.5 of the S-3.

 4.3       Registration Rights Agreement, dated as of July           *
           28, 1997, by and between the Registrant and
           Donaldson, Lufkin & Jenrette Securities
           Corporation, Robert W. Baird & Co. Incorporated,
           PaineWebber Incorporated and BT Securities
           Corporation, incorporated by reference to
           Exhibit 4.6 of the S-3.

 10.1      Form of Stock Subscription Agreement between the          *
           Registrant and certain management employees,
           incorporated by reference to Exhibit 10.3 of the
           S-1.
 10.2      Registration Agreement dated as of April 15,              *
           1993 between the Registrant
           and certain investors; and First Amendment to
           Registration Agreement dated as of May 4, 1994
           by and among the Registrant and certain
           investors, incorporated by reference to Exhibit
           10.4 of the S-1.

 10.3      Stock Option and Indemnification Agreement dated          *
           as of April 15, 1993 by and between the
           Registrant and Onex U.S. Investments, Inc.,
           incorporated by reference to Exhibit 10.7 of the
           S-1.

 10.4**    Employment and Consulting Agreement dated as of           *
           April 15, 1993 between R.J. Tower Corporation
           and Adrian Vander Starre, incorporated by
           reference to Exhibit 10. 9 of the S-1.

 10.5      Form of Management Stock Pledge Agreement,                *
           incorporated by reference to Exhibit 10.10 of
           the S-1.

                                           1


                                                               Page Number in
                                                                 Sequential
                                                              Numbering of all
                                                               Form 10-K and
 Exhibit                                                       Exhibit Pages

 10.6      Form of Convertible Promissory Note dated as of           *
           May 4, 1994 of the Registrant, incorporated by
           reference to Exhibit 10.12 of the S-1.

 10.7**    Employment Agreement dated as of May 4, 1994              *
           among Edgewood Manufacturing Corp. and James R.
           Lozelle, incorporated by reference to Exhibit
           10.13 of the S-1.

 10.8**    Stock Option Agreement dated May 4, 1994 by and           *
           between the Registrant and James R. Lozelle
           incorporated by reference to Exhibit 10. 14 of
           the S-1.

 10.9      Lease Agreement dated March 1, 1988 between 8900          *
           Inkster Associates and Edgewood Tool and
           Manufacturing Company; and Amendment to Lease
           dated as of March 1, 1994 between 8900 Inkster
           Associates and Edgewood Tool and Manufacturing
           Company, incorporated by reference to Exhibit
           10. 16 of the S-1.

 10.10**   1994 Key Employee Stock Option Plan,                      *
           incorporated by reference to Exhibit 10.18 of
           the S-1.

 10.11**   Form of Salary Continuation Agreement between             *
           the Registrant and certain employees,
           incorporated by reference to Exhibit 10. 19 of
           the S-1.

 10.12     Form of Subscription Agreement between the                *
           Registrant and certain stockholders,
           incorporated by reference to Exhibit 10.20 of
           the S-1.

 10.13     Stock Purchase Agreement by and among the                 *
           Registrant and certain other parties, dated June
           10, 1994, incorporated by reference to Exhibit
           10.21 of the S-1.

 10.14     Amended and Restated Investor Stockholders                *
           Agreement dated as of August 18, 1994 by and
           among the Registrant, Onex U.S. Investments,
           Inc., J2R Partners and certain investors,
           incorporated by reference to Exhibit 10.1 of the
           Registrant's Quarterly Report on Form 10-Q for
           the quarterly period ended September 30, 1994,
           filed under the Securities Exchange Act of 1934,
           as amended (the "September 10-Q").

 10.15     Second Amended and Restated Management                    *
           Stockholders Agreement dated as August 18, 1994
           among the Registrant, Onex U.S. Investments,
           Inc. and management stockholders, incorporated
           by reference to Exhibit 10.2 of the September
           10-Q.

 10.16     Third Amended and Restated Credit Agreement               *
           dated as of January 16, 1996 by and between R.J.
           Tower Corporation and Comerica Bank,
           incorporated by reference to Exhibit 10.24 of
           the Registrant's Annual Report on Form 10-K for
           year ended December 31, 1995, filed under the
           Securities Exchange Act of 1934.

 10.17     Stock Purchase Agreement dated as of May 31,              *
           1996 among the Registrant, R.J. Tower
           Corporation and MascoTech, Inc., incorporated by
           reference to Exhibit 2.1 of the Registrant's
           Form 8-K dated May 31, 1996, filed the
           Securities Exchange Act of 1934 (the "May 8-K").



                                                               Page Number in
                                                                 Sequential
                                                              Numbering of all
                                                               Form 10-K and
 Exhibit                                                       Exhibit Pages

 10.18     First Amendment to Third Amended and Restated             *
           Credit Agreement, dated as of May 31, 1996, by
           and among R.J. Tower Corporation, the financial
           institutions parties thereto and Comerica Bank,
           as agent, incorporated by reference to Exhibit
           4.1 of the May 8-K.

 10.19     $39,000,000 Revolving Credit Note, dated as of            *
           May 31, 1996, issued by R.J. Tower Corporation,
           a Michigan corporation, to Comerica Bank,
           incorporated by reference to Exhibit 4.2 of the
           May 8-K.

 10.20     $18,000,000 Revolving Credit Note, dated as of            *
           May 31, 1996, issued by R.J. Tower Corporation,
           a Michigan corporation, to Bank of America
           Illinois, incorporated by reference to Exhibit
           4.3 of the May 8-K.

 10.21     $18,000,000 Revolving Credit Note, dated as of            *
           May 31, 1996, issued by R.J. Tower Corporation,
           a Michigan corporation, to First Bank National
           Association, incorporated by reference to
           Exhibit 4.4 of the May 8-K.

 10.22     Joinder Agreement to Amended and Restated                 *
           Guaranty (Tower Indiana Debt) by MascoTech
           Stamping Technologies, Inc., a Delaware
           corporation, in favor of Comerica Bank, as
           agent, incorporated by reference to Exhibit 4.6
           of May 8-K.

 10.23     Joinder Agreement to Amended and Restated                 *
           Guaranty (Tower Kentucky Debt) made by MascoTech
           Stamping Technologies, Inc., a Delaware
           corporation, in favor of Comerica Bank, as
           agent, incorporated by reference to Exhibit 4.7
           of May 8-K.


 10.24     Form of Second Amended and Restated Security              *
           Agreement, dated as of May 31, 1996, made by
           each of R.J. Tower Corporation, a Michigan
           corporation, R.J. Tower Corporation, a Kentucky
           corporation, R.J. Tower Corporation, an Indiana
           corporation, Kalamazoo Stamping and Die Company,
           a Michigan corporation, Edgewood Manufacturing
           Corp., a Delaware corporation, in favor of
           Comerica Bank, as agent, incorporated by
           reference to Exhibit 4.8 of the May 8-K.

 10.25     Amended and Restated Security Agreement, dated            *
           as of May 31, 1996, made by Trylon Corporation,
           a Michigan corporation, in favor of Comerica
           Bank, as agent, incorporated by reference to
           Exhibit 4.9 of the May 8-K.

 10.26     Form of Second Amended and Restated Mortgage,             *
           dated as of May 31, 1996, made by each of R.J.
           Tower Corporation, a Michigan corporation, R.J.
           Tower Corporation, an Indiana corporation,
           Kalamazoo Stamping and Die Company, a Michigan
           corporation, Edgewood Manufacturing Corp., a
           Delaware corporation, in favor of Comerica Bank,
           as agent, incorporated by reference to Exhibit
           4.10 of the May 8-K.

 10.27     Second Amended and Restated Security Agreement            *
           (Third Party Pledge), dated as of May 31, 1996,
           made by the Registrant, a Delaware corporation,
           in favor of Comerica Bank, as agent,
           incorporated by reference to Exhibit 4.11 of the
           May 8-K.


                                                               Page Number in
                                                                 Sequential
                                                              Numbering of all
                                                               Form 10-K and
 Exhibit                                                       Exhibit Pages
 10.28     Intercreditor and Collateral Agency Agreement,            *
           dated as of May 31, 1996, among Comerica Bank,
           Bank of America Illinois, First Bank National
           Association, Teachers Insurance and Annuity
           Association of America, Northern Life Insurance
           Company, Northwestern National Life Insurance
           Company, Bankers Security Life Insurance
           Society, Jefferson-Pilot Life Insurance Company
           and Alexander Hamilton Life Insurance Company of
           America, incorporated by reference to Exhibit
           4.12 of the May 8-K.

 10.29     Form of R.J. Tower Corporation Note Agreement,            *
           dated as of May 31, 1996, between R.J. Tower
           Corporation and each of Teachers Insurance and
           Annuity Association of America, Northern Life
           Insurance Company, Northwestern National Life
           Insurance Company, Bankers Security Life
           Insurance Society, Jefferson-Pilot Life
           Insurance Company and Alexander Hamilton Life
           Insurance Company of America, incorporated by
           reference to Exhibit 4.13 of the May 8-K.

 10.30     Form of 7.65% Senior Secured Notes, Series A,             *
           due June 1, 2006, issued by R.J. Tower
           Corporation to (i) Teachers Insurance and
           Annuity Association of America in the principal
           amount of $10 million, (ii) Northern Life
           Insurance Company in the principal amount of
           $8.5 million, (iii) Northwestern National Life
           Insurance Company in the principal amount of
           $4.0 million, (iv) Bankers Security Life
           Insurance Society in the principal amount of
           $2.5 million, (v) Jefferson-Pilot Life Insurance
           Company in the principal amount of $7.5 million
           and (vi) Alexander Hamilton Life Insurance
           Company of America in the principal amount of
           $7.5 million, incorporated by reference to
           Exhibit 4.14 of the May 8-K.

 10.31     7.82% Senior Secured Note, Series B, due June 1,          *
           2008, issued by R.J. Tower Corporation to
           Teachers Insurance and Annuity Association of
           America in the principal amount of $25 million,
           incorporated by reference to Exhibit 4.15 of the
           May 8-K.

 10.32     Subsidiaries Guaranty, dated as of May 31, 1996,          *
           made by Trylon Corporation, a Michigan
           corporation, R.J. Tower Corporation, a Kentucky
           corporation, R.J. Tower Corporation, an Indiana
           corporation, Kalamazoo Stamping and Die Company,
           a Michigan corporation, Edgewood Manufacturing
           Corp., a Delaware corporation and MascoTech
           Stamping Technologies, Inc., a Delaware
           corporation, in favor of Teachers Insurance and
           Annuity Association of America, Northern Life
           Insurance Company, Northwestern National Life
           Insurance Company, Bankers Security Life
           Insurance Society, Jefferson-Pilot Life
           Insurance Company and Alexander Hamilton Life
           Insurance Company of America, incorporated by
           reference to Exhibit 4.16 of the May 8-K.

 10.33     Registration Rights and Voting Agreement dated            *
           as of May 31, 1996, between the Registrant and
           MascoTech, Inc., incorporated by reference to
           Exhibit 4.17 of the May 8-K.

 10.34     $5 million Promissory Note, dated as of May 31,           *
           1996, issued by R.J. Tower Corporation to
           MascoTech, Inc., incorporated by reference to
           Exhibit 4.18 of the May 8-K.







                                                               Page Number in
                                                                 Sequential
                                                              Numbering of all
                                                               Form 10-K and
 Exhibit                                                       Exhibit Pages
 10.35     Stock Purchase Warrant, dated as of May 31 1996,          *
           issued by the Registrant to MascoTech, Inc.,
           incorporated by reference to Exhibit 4.19 of the
           May 8-K.

 10.36     Second Amended and Restated Guaranty (Tower-              *
           Michigan Debt), dated as of May 30, 1996, made
           by R.J. Tower Corporation, an Indiana
           corporation, Edgewood Manufacturing Corp., a
           Delaware corporation, R.J. Tower Corporation, a
           Kentucky corporation, Kalamazoo Stamping and Die
           Company, a Michigan corporation, Trylon
           Corporation, a Michigan corporation and
           MascoTech Stamping Technologies, Inc., a
           Delaware corporation, in favor of Comerica Bank,
           as agent, incorporated by referenced to Exhibit
           4.5 of the Registrant's Form 8-K/A No. 1 dated
           June 4, 1996, filed under the Securities
           Exchange Act of 1934.

 10.37     Fourth Amended and Restated Credit Agreement              *
           dated as of September 6, 1996 by and between
           R.J. Tower Corporation and Comerica Bank,
           incorporated by reference to Exhibit 10.1 of the
           Registrant's Quarterly Report on Form 10-Q for
           the quarterly period ended September 30, 1996,
           filed under the Securities Exchange Act of 1934.

 10.38     Asset Purchase Agreement, dated January 27,               *
           1997, by and among A.O. Smith Corporation, A.O.
           Smith Enterprises Ltd., Tower Automotive
           Acquisition, Inc., the Registrant and R.J. Tower
           Corporation, incorporated by reference to
           Exhibit 2.1 of the Registrant's Registration
           Statement on Form S-3 (Registration Statement
           No. 333-21943).+

 10.39     Credit Agreement, dated as of April 18, 1997,             --
           among R.J. Tower Corporation, Bank of America
           National Trust and Savings Association, as
           agent, and the other financial institutions
           named therein.

 10.40     Amendment No. 1 to Credit Agreement, dated as of          --
           July 22, 1997, among R.J. Tower Corporation, the
           various financial institutions named therein and
           Bank of America National Trust and Savings
           Association, as agent.

 10.41     Amendment No. 2 and Consent to Credit Agreement,          --
           dated as of October 3, 1997, among R.J. Tower
           Corporation, the various financial institutions
           named therein and Bank of America National Trust
           and Savings Association, as agent.

 10.42     Alternate Currency Annex, dated as of May 29,             --
           1997, by and among R.J. Tower Corporation, Tower
           Italia S.r.l., Interfin S.p.A., Instituto
           Bancario San Paolo di Torino S.p.A. and Bank of
           America national Trust and Savings Association.

 13.1      Annual Report to Stockholders for the year ended          ***
           December 31, 1997.

 21.1      List of Subsidiaries.                                     ***

 23.1      Consent of Independent Public Accountants.                ***

 27.1      Financial Data Schedule.                                  ***






                                                               Page Number in
                                                                 Sequential
                                                              Numbering of all
                                                               Form 10-K and
 Exhibit                                                       Exhibit Pages

 27.2      Financial Data Schedule.                                 ***

 27.3      Financial Data Schedule.                                 ***


_____________________
  *  Incorporated by reference.
 **  Indicates management compensatory arrangement.
*** Previously filed with the Form 10-K filed with the Commission on March 31, 1998.
+ The Registrant agrees to furnish supplementally to the Commission a copy of any omitted schedule to such agreement upon request of the Commission in accordance with Item 601(b)(2) of Regulation S-K.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                              TOWER AUTOMOTIVE, INC.

Date:  June 25, 1998                    By /s/ S.A. Johnson
                                           --------------------------
                                             S.A. Johnson, Chairman