Form 10-Q
period 1998-06-30
TOWER AUTOMOTIVE INC
filed 1998-08-14
CIK 925548

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                        ------------------------------

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

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

The number of shares outstanding of the Registrant's common stock, par value $.01 per share, at July 15, 1998 was 46,220,152 shares adjusted for the two-for-one stock split issued to stockholders of record on June 30, 1998.

                            TOWER AUTOMOTIVE, INC.
                                   FORM 10-Q

                               TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION
     Item 1.   Financial Statements:

               Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended June 30, 1998 and 1997

               Condensed Consolidated Statements of Operations (unaudited) for the Six Months Ended June 30, 1998 and 1997

               Condensed Consolidated Balance Sheets at June 30, 1998
               (unaudited) and December 31, 1997

               Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 1998 and 1997

               Notes to Condensed Consolidated Financial Statements

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

PART II    OTHER INFORMATION


ITEM 1 - FINANCIAL INFORMATION

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                                      Three Months Ended June 30,
                                                      ---------------------------
                                                          1998           1997
                                                      ------------    -----------
Revenues                                               $  465,874     $  327,272

Cost of sales                                             395,020        281,143
                                                      ------------    -----------
 Gross profit                                              70,854         46,129

Selling, general and administrative expenses               20,825         15,362

Amortization expense                                        3,309          2,004
                                                      ------------    -----------
 Operating income                                          46,720         28,763

Interest expense, net                                      12,695          6,605
                                                      ------------    -----------
 Income before provision for income taxes                  34,025         22,158

Provision for income taxes                                 13,612          8,977
                                                      ------------    -----------
 Income before equity in earnings of joint
 ventures and minority interest                            20,413         13,181

Equity in earnings of joint ventures                        3,973            --

Minority interest                                            (640)           --
                                                      ------------    -----------
 Income before extraordinary item                          23,746         13,181

Extraordinary loss on early extinguishment of
  debt, net of income taxes                                    --         (2,434)
                                                      ------------    -----------
 Net income                                             $  23,746      $  10,747
                                                      ------------    -----------
                                                      ------------    -----------
Basic earnings per share:
 Income before extraordinary item                       $    0.51      $    0.31
 Extraordinary item                                            --          (0.06)
                                                      ------------    -----------
 Net income                                             $    0.51      $    0.25
                                                      ------------    -----------
                                                      ------------    -----------
Diluted earnings per share:
 Income before extraordinary item                       $    0.46      $    0.30
 Extraordinary item                                            --          (0.05)
                                                      ------------    -----------
 Net income                                             $    0.46      $    0.25
                                                      ------------    -----------
                                                      ------------    -----------

                  The accompanying notes are an integral part of these condensed consolidated statements.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                           1998           1997
                                                       -----------    ----------
Revenues                                               $  923,003     $  452,389

Cost of sales                                             788,960        387,248
                                                       -----------    ----------
 Gross profit                                             134,043         65,141

Selling, general and administrative expenses               41,965         21,174

Amortization expense                                        6,573          2,664
                                                       -----------    ----------
 Operating income                                          85,505         41,303

Interest expense, net                                      24,610          7,953
                                                       -----------    ----------
 Income before provision for income taxes                  60,895         33,350

Provision for income taxes                                 24,360         13,451
                                                       -----------    ----------
 Income before equity in earnings of joint
 ventures and minority interest                            36,535         19,899

Equity in earnings of joint ventures                        6,671            --

Minority interest                                            (640)           --
                                                       -----------    ----------
 Income before extraordinary item                          42,566         19,899

Extraordinary loss on early extinguishment of
  debt, net of income taxes                                    --         (2,434)
                                                       -----------    ----------
 Net income                                             $  42,566      $  17,465
                                                       -----------    ----------
                                                       -----------    ----------
Basic earnings per share:
 Income before extraordinary item                       $    0.92      $    0.56
 Extraordinary item                                         --             (0.07)
                                                       -----------    ----------
 Net income                                             $    0.92      $    0.49
                                                       -----------    ----------
                                                       -----------    ----------
Diluted earnings per share:
 Income before extraordinary item                       $    0.83      $    0.54
 Extraordinary item                                         --             (0.07)
                                                       -----------    ----------
 Net income                                             $    0.83      $    0.47
                                                       -----------    ----------
                                                       -----------    ----------

                  The accompanying notes are an integral part of these condensed consolidated statements.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                            (AMOUNTS IN THOUSANDS)

                                                        June 30,     December 31,
             Assets                                       1998          1997
-------------------------------------------------    -------------  -------------
                                                      (unaudited)
Current assets:
   Cash and cash equivalents                         $     49,537   $       --
   Accounts receivable                                    254,581        219,256
   Inventories                                             77,406         73,809
   Prepaid tooling and other                               93,728         78,217
                                                     ------------   ------------
      Total current assets                           $    475,252   $    371,282
                                                     ------------   ------------

Property, plant and equipment, net                   $    733,811   $    698,511
Restricted cash                                             2,618          7,902
Deferred income taxes                                      14,108         14,108
Investments in joint ventures                             203,290        147,188
Goodwill and other assets, net                            477,562        441,097
                                                     ------------   ------------
                                                     $  1,906,641   $  1,680,088
                                                     ------------   ------------
                                                     ------------   ------------
      Liabilities and Stockholders' Investment
-------------------------------------------------
Current liabilities:
   Current maturities of long-term debt and capital
     lease obligations                               $      5,113   $      5,004
   Accounts payable                                       188,560        143,902
   Accrued liabilities                                    117,869         81,784
                                                     ------------   ------------
      Total current liabilities                      $    311,542   $    230,690
                                                     ------------   ------------
Long-term debt, net of current maturities            $    368,702   $    513,653
Obligations under capital leases, net of current
  maturities                                               27,344         30,281
Convertible subordinated notes                            200,000        200,000
Other noncurrent liabilities                              180,336        190,185
                                                     ------------   ------------
      Total non-current liabilities                  $    776,382   $    934,119
                                                     ------------   ------------
Mandatorily redeemable trust convertible preferred
   securities                                        $    258,750   $       --

Stockholders' investment:
   Preferred stock                                   $       --     $       --
   Common stock                                               462            460
   Warrants to acquire common stock                         2,000          2,000
   Additional paid-in capital                             425,545        423,425
   Retained earnings                                      131,960         89,394
                                                     ------------   ------------
      Total stockholders' investment                 $    559,967   $    515,279
                                                     ------------   ------------
                                                     $  1,906,641   $  1,680,088
                                                     ------------   ------------
                                                     ------------   ------------

                  The accompanying notes are an integral part
                of these condensed consolidated balance sheets.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                      (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                         Six Months Ended June 30,
                                                        --------------------------
                                                            1998          1997
                                                        -----------    -----------
OPERATING ACTIVITIES:
   Net income                                           $  42,566      $  17,465
   Adjustments to reconcile net income to net cash
    provided by operating activities -
     Depreciation and amortization                         41,969         16,087
     Extraordinary loss on extinguishment of debt            --            2,434
     Changes in other operating items                       6,952         10,887
                                                        ---------      ---------
     Net cash provided by operating activities             91,487         46,873
                                                        ---------      ---------
INVESTING ACTIVITIES:
   Acquisitions and investment in joint venture           (82,231)      (774,882)
   Capital expenditures, net                              (70,696)       (46,435)
   Change in restricted cash                                5,284           (297)
                                                        ---------      ---------
     Net cash used in investing activities               (147,643)      (821,614)

FINANCING ACTIVITIES:
   Proceeds from borrowings                               525,553        551,878
   Repayment of debt                                     (673,332)       (64,924)
   Proceeds from issuance of stock                          1,608        285,796
   Cash portion of extraordinary loss on extinguishment
    of debt                                                  --           (3,010)
   Proceeds from issuance of preferred securities         251,350          --
   Other, net                                                 514              4
                                                        ---------      ---------
     Net cash provided by financing activities            105,693        769,744
                                                        ---------      ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                    49,537         (4,997)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                       --           39,596
                                                        ---------      ---------
   End of period                                        $  49,537      $  34,599
                                                        ---------      ---------
                                                        ---------      ---------

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

     Revenues and operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2.   Inventories consisted of the following (in thousands):

                                          June 30,       Dec. 31,
                                            1998           1997
                                         ---------      ---------
        Raw materials                    $  20,642      $  14,601
        Work in process                     31,819         38,763
        Finished goods                      24,945         20,445
                                         ---------      ---------
                                         $  77,406      $  73,809
                                         ---------      ---------
                                         ---------      ---------

3. On June 3, 1998, Tower Automotive Capital Trust (the "Issuer"), a wholly owned statutory business trust of the Company, completed the offering of $258.8 million of its 6-3/4% Trust Convertible Preferred Securities ("Preferred Securities"), resulting in net proceeds of approximately $251.3 million. The Preferred Securities are redeemable, in whole or in part, on or after June 30, 2001 and all Preferred Securities must be redeemed no later than June 30, 2018. The Preferred Securities are convertible, at the option of the holder, into common stock of the Company at a rate of 1.6280 shares of common stock for each Preferred Security, which is equivalent to a conversion price of $30.713 per share. The net proceeds of the offering were used to repay outstanding indebtedness.

     No separate financial statements of the Issuer have been included herein. The Company does not consider that such financial statements would be material to holders of Preferred Securities because (i) all of the voting securities of the Issuer are owned, directly or indirectly, by the Company, a reporting company under the Exchange Act, (ii) the Issuer has no independent operations and exists for the sole purpose of issuing securities representing undivided beneficial interests in the assets of the Issuer and investing the proceeds thereof in

     6-3/4% Convertible Subordinated Debentures due June 30, 2018 issued by the Company and (iii) the obligations of the Issuer under the Preferred Securities are fully and unconditionally guaranteed by the Company.

4. On May 19, 1998, the Company's Board of Directors approved a two-for-one stock split, which was effected as a stock dividend. On July 15, 1998, stockholders were issued one additional share of common stock for each share of common stock held on the record date of June 30, 1998. All references to the number of common shares and per share amounts have been adjusted to reflect the stock split on a retroactive basis.

5. Basic earnings per share were computed by dividing net income by the weighted average number of common shares outstanding during the respective quarters. Diluted earnings per share were determined on the assumptions: (i) the Edgewood notes were converted at the beginning of the respective periods, (ii) the Convertible Subordinated Notes were converted upon issuance on July 29, 1997, and (iii) the Preferred Securities were converted upon issuance on June 3, 1998 as follows (in thousands, except per share data):

                                                            Three Months Ended             Six Months Ended
                                                                 June 30,                      June 30,
                                                        ------------------------      ------------------------
                                                           1998           1997           1998           1997
                                                        ---------      ---------      ---------      ---------
     Net income                                         $  23,746      $  10,747      $  42,566      $  17,465
     Interest expense on Edgewood notes,
       net of tax                                              21             35             31             70
     Interest expense on Convertible
       Subordinated Notes, net of tax                       1,627             --          3,254             --
     Dividends on Preferred Securities,
       net of tax                                             640             --            640             --
                                                        ---------      ---------      ---------      ---------
     Net income applicable to common
       stockholders -- diluted                          $  26,034      $  10,782      $  46,491      $  17,535
                                                        ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------
     Weighted average number of
       common shares outstanding                           46,204         42,520         46,142         35,598
     Dilutive effect of outstanding
       stock options and warrants after
       application of the treasury stock method               600            548            539            504
     Dilutive effect of Edgewood notes,
       assuming conversion                                    540            816            554            817
     Dilutive effect of Convertible
       Subordinated Notes,
       assuming conversion                                  7,730             --          7,730             --
     Dilutive effect of Preferred Securities,
       assuming conversion                                  2,059             --          1,030             --
                                                        ---------      ---------      ---------      ---------
     Diluted shares outstanding                            57,133         43,884         55,995         36,919
                                                        ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------
     Basic earnings per share                           $    0.51       $   0.25      $    0.92      $    0.49
                                                        ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------
     Diluted earnings per share                         $    0.46       $   0.25      $    0.83      $    0.47
                                                        ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------

     The Company adopted SFAS No. 128, "Earnings per Share," effective December 15, 1997. As a result, the Company's reported earnings per share ("EPS") for six months ended June 30, 1997 have been restated as follows:

         Primary EPS as reported                               $0.48
         Effect of SFAS No. 128                                 0.01
                                                             -------
         Basic EPS as restated                                 $0.49
                                                             -------
                                                             -------

         Fully diluted EPS as reported                         $0.48
         Effect of SFAS No. 128                                (0.01)
                                                             -------
         Diluted EPS as restated                               $0.47
                                                             -------
                                                             -------


6.   Long-term debt consisted of the following (in thousands):

                                                      June 30,      December 31,
                                                        1998            1997
                                                   ------------    ------------
          Revolving credit facility                 $   320,098     $  465,599
          Industrial development revenue bonds           43,765         43,765
          Edgewood notes                                  1,636          1,824
          Other                                           3,925          3,187
                                                   ------------    ------------
                                                        369,424        514,375
          Less-current maturities                          (722)          (722)
                                                   ------------    ------------
             Total long-term debt                    $  368,702     $  513,653
                                                   ------------    ------------
                                                   ------------    ------------

     On April 18, 1997, the Company entered into a new revolving credit facility that provides for borrowings of up to $750 million on an unsecured basis. Under the terms of the credit facility, the equivalent of up to $85 million in borrowings can be denominated in foreign currency. As of June 30, 1998, approximately $80.1 million of the outstanding borrowings are denominated in lira. The amount available under the revolving credit facility reduces to $675 million in April 2000, $600 million in April 2001 and $500 million in April 2002. The credit facility has a final maturity of April 2003. Interest on the credit facility is at the prime rate or LIBOR plus a margin ranging from 17 to 50 basis points depending upon the ratio of the consolidated indebtedness of the Company to its total capitalization. The weighted average interest rate for such borrowings was 6.4% at June 30, 1998.
     The new credit facility requires the Company to meet certain financial covenants, including but not limited to minimum interest coverage, minimum debt/capital and maximum leverage ratio. The Company was in compliance with all covenants as of June 30, 1998.

     On July 29, 1997, the Company completed the sale of $200 million of 5% Convertible Subordinated Notes (the "Notes") pursuant to a private placement. The Notes are due on August 1, 2004 and are convertible into the Company's Common Stock at a conversion price of $25.88 per share. The Notes are unsecured and may not be redeemed until August 1, 2000, except in the event of a change in control. Proceeds from the Notes were used to repay outstanding indebtedness under the revolving credit facility.

7.   On April 18, 1997, the Company completed the following transactions:

     (a) Issued 17,000,000 shares of Common Stock in a public offering at an offering price of $17.50 per share (the "Offering"). Net proceeds to the Company, after underwriting discounts and offering expenses, were approximately $285 million.

     (b) Repaid outstanding senior notes with a principal balance of $65 million plus accrued interest. In connection with the repayment, the Company paid prepayment penalties and wrote off deferred financing costs which resulted in an extraordinary loss, net of income taxes, of approximately $2.4 million.

     (c) Acquired and assumed substantially all of the assets and liabilities of Automotive Products Company ("APC"), a division of A.O. Smith Corporation. The aggregate purchase price consisted of approximately $700 million in cash and was financed with the proceeds from the Offering and borrowings under the new credit facility. APC, which has 15 facilities, designs and manufactures frames, frame components, engine cradles, suspension components and modules for the North American automotive and heavy truck industries. This acquisition has been accounted for using the purchase method of accounting and, accordingly, APC's assets and liabilities have been recorded at fair value as of the acquisition date, with the excess purchase price recorded as goodwill. Additional purchase liabilities recorded included approximately $19.1 million for costs associated with the shutdown and consolidation of certain acquired facilities and $8.9 million for general and payroll related costs primarily for planned employee termination activities. At June 30, 1998, liabilities of approximately $18.6 million for facility-related costs and $4.4 million in excess payroll costs remain on the condensed consolidated balance sheet.

     Following are unaudited pro forma condensed results of operations for the six months ended June 30, 1997 as if the following were completed at the beginning of the period: (i) the acquisition of APC; (ii) the refinancing of the old credit agreement and the redemption of outstanding senior notes; (iii) the Offering; (iv) the sale of the Notes; and (v) the issuance of the Preferred Securities. The results of operations of APC for the period prior to its acquisition date, which are included in the unaudited pro forma financial information, reflect pretax charges of $66.7 million relating to losses to be incurred on certain future contracts, valuation reserves related to capitalized tooling and other assets and the recognition of obligations to certain APC customers (in thousands, except per share data):

Revenues                                          $  737,363
                                                  ----------
                                                  ----------
Operating income                                  $   11,325
                                                  ----------
                                                  ----------
Net income                                        $   (7,890)
                                                  ----------
                                                  ----------
Shares outstanding -
    Basic                                             45,515
                                                  ----------
                                                  ----------
    Diluted                                           62,991
                                                  ----------
                                                  ----------
Net income per share -
    Basic                                         $    (0.17)
                                                  ----------
                                                  ----------
    Diluted                                       $     0.01
                                                  ----------
                                                  ----------

     The unaudited pro forma financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had occurred on such dates.

8. Effective October 1997, the Company is party to interest rate swap contracts to hedge against interest rate exposures on certain floating-rate indebtedness. These contracts, which expire in November 2002, have the effect of converting the floating-rate interest related to a notional amount of $300 million of borrowings outstanding under the revolving credit facility into fixed-rate interest of approximately 6.75%. These interest rate swap contracts were entered into in order to balance the Company's fixed-rate and floating-rate debt portfolios. Under these interest rate swaps, the Company agrees with the other party to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. While the Company is exposed to credit loss on its interest rate swap in the event of nonperformance by the counterparty to such swap, management believes that such nonperformance is unlikely to occur given the financial resources of the counterparty.

9. On May 9, 1997, the Company acquired Societa Industria Meccanica e Stampaggio S.p.A. ("SIMES"). SIMES designs and manufactures structural metal components in two facilities in Italy, principally for Fiat. The purchase price consisted of $50.7 million in cash, plus an additional $3 million based upon the future operating performance of SIMES. The results of operations of SIMES are not significant to the operating results of the Company as a whole and have, therefore, been excluded from the pro forma results included in Note 7.

10. On October 9, 1997, the Company completed an agreement to become a partner in Metalsa S. de R.L. ("Metalsa") with Promotora de Empresas Zano, S.A. de C.V. ("Proeza"). Metalsa is the largest supplier of vehicle frames and structures in Mexico. Under the terms of the agreement, the Company acquired a 40% equity interest in Metalsa. In addition, the parties have entered into a technology sharing arrangement that will enable both companies to utilize the latest available product and process technology. Metalsa is headquartered in Monterrey, Mexico and has manufacturing facilities in Monterrey and San Luis Potosi, Mexico. Metalsa's customers include Chrysler, General Motors, Ford, Nissan and Mercedes. In connection with this agreement, the Company paid $120 million to Proeza, with an additional amount of up to $45 million payable based upon future net earnings of Metalsa.

11. On March 11, 1998, the Company acquired a 40 percent equity interest in Metalurgica Caterina S.A. ("Caterina"), a supplier of structural stampings and assemblies to the Brazilian automotive market. In addition, the Company also has the right to acquire the remaining 60 percent of the equity of Caterina in the future. The Company paid approximately $48 million for its initial equity interest. This investment added Volkswagen and Mercedes as new customers.

12. Effective July 1, 1998, the Company acquired IMAR, s.r.l. ("IMAR") and OSLAMT S.p.A. ("OSLAMT"). IMAR designs and manufactures structural parts and assemblies from two facilities in Italy, primarily for Fiat. OSLAMT designs and manufactures tools and assemblies for the automotive market from its facility in Turin, Italy. The purchase price consisted of approximately $32.5 million in cash plus the assumption of approximately $17 million of indebtedness with an additional amount of up to $15 million payable if IMAR achieves certain operating targets following the acquisition. The results of operations of IMAR and OSLAMT are not significant to the operating results of the Company as a whole and have, therefore, been excluded from the pro forma results included in Note 7.

13. Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments. Comprehensive income was approximately $42.6 million and $17.5 million for the six months ended June 30, 1998 and 1997, respectively.

     The Financial Accounting Standards Board ("FASB") has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires disclosure of business and geographic segments in the consolidated financial statements of the Company. The Company will adopt SFAS No. 131 in 1998 and is currently analyzing the impact it will have on the disclosures in its financial statements.

     The FASB has also issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for fiscal years beginning after December 31, 1997. SFAS No. 132 revises certain of the disclosure requirements, but does not change the measurement or recognition of those plans. SFAS No. 132 superceded SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The adoption of SFAS No. 132 will result in revised and additional disclosures, but will have no effect on the financial position, results of operations, or liquidity of the Company.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for the years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet quantified the impact of adopting SFAS No. 133 and has not yet determined the timing or method of adoption.

14.  Supplemental cash flow information (in thousands):

                                  Three Months Ended June 30,   Six Months Ended June 30,
                                  ---------------------------    --------------------------
                                      1998           1997           1998            1997
                                  -----------     -----------    -----------     ----------
         Cash paid for -
           Interest                 $  8,479       $  5,215      $  22,606       $  5,974
           Income taxes                4,450          4,540          5,208          7,080


      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1998 TO THE THREE MONTHS ENDED JUNE 30, 1997

REVENUES -- Revenues for the three months ended June 30, 1998 were $465.9 million, compared to $327.3 million for the three months ended June 30, 1997. The increase is due to the acquisitions of Automotive Products Company ("APC") in April 1997 and Societa Industria Meccanica e Stampaggio S.p.A. ("SIMES") in May 1997 and incremental new business, including business relating to the Ford Econoline, F-Series and Explorer, Dodge Durango, Dakota and Ram Club Cab pick-ups and the Chrysler LH line offset by a decline in production of certain models served by the Company. The General Motors strike had the effect of reducing revenues by approximately $13 million during the quarter.

COST OF SALES -- Cost of sales as a percentage of revenues for the three months ended June 30, 1998 was 84.8% compared to 85.9% for the three months ended June 30, 1997. The increase in gross margin was due to operating efficiencies and productivity initiatives implemented particularly at certain of the Company's business units acquired from A.O. Smith Corporation in 1997 as well as increased production volumes on models served by the Company. These increases were partially offset by a higher proportion of components purchased from outside suppliers as a result of the APC acquisition, launch costs associated with new business and the effects of the General Motors strike.

S, G & A EXPENSES -- Selling, general and administrative expenses increased to $20.8 million, or 4.5% of revenues, for the three months ended June 30, 1998 compared to $15.4 million, or 4.7% of revenues, for the three months ended June 30, 1997. The increased expense was due primarily to incremental costs associated with the Company's acquisitions of APC and SIMES as well as increased engineering and program development costs related to new business.

AMORTIZATION EXPENSE -- Amortization expense for the three months ended June 30, 1998 was $3.3 million compared to $2.0 million for the three months ended June 30, 1997. The increase was due to incremental goodwill amortization related to the acquisitions of APC and SIMES.

INTEREST EXPENSE -- Interest expense for the three-month period ended June 30, 1998 was $12.7 million compared to $6.6 million for the three months ended June 30, 1997. Interest expense was affected by (i) increased borrowings incurred to fund the Company's joint venture interests in Metalsa
S. de R.L. ("Metalsa") in October 1997 and Metalurgica Caterina S.A. ("Caterina") in March 1998, (ii) the proceeds from the July 1997 sale of $200 million of 5% Convertible Subordinated Notes (the "Notes") and (iii) the proceeds from the June 1998 offering of $258.8 million of its 6-3/4% Trust Convertible Preferred Securities ("Preferred Securities").

INCOME TAXES -- The effective income tax rate was 40% for the three months ended June 30, 1998 and 1997. The effective rates differed from the statutory rates primarily as a result of state taxes and non-deductible goodwill amortization.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 TO THE SIX MONTHS ENDED JUNE 30, 1997

REVENUES -- Revenues for the six months ended June 30, 1998 were $923.0 million, a substantial increase compared to $452.4 million for the six months ended June 30, 1997. The increase is due to the acquisitions of APC and SIMES and new business awarded to the Company, including business relating to the Ford Explorer and Econoline, Dodge Durango, Dakota and Ram Club Cab pick-ups and the Chrysler LH line offset by a decline in production of certain models served by the Company. The General Motors strike had the effect of reducing revenues by approximately $13 million during 1998.

COST OF SALES -- Cost of sales as a percentage of revenues for the six months ended June 30, 1998 was 85.5% compared to 85.6% for the six months ended June 30, 1997. The increase in gross margin was due to operating efficiencies and productivity initiatives implemented particularly at certain of the Company's business units acquired from A.O. Smith Corporation in 1997 as well as increased production volumes on models served by the Company. These increases were partially offset by a higher proportion of components purchased from outside suppliers as a result of the APC acquisition, launch costs associated with new business and the effects of the General Motors strike.

S, G & A EXPENSES -- Selling, general and administrative expenses increased to $42.0 million, or 4.5% of revenues, for the six months ended June 30, 1998 compared to $21.2 million, or 4.7% of revenues, for the six months ended June 30, 1997. The increased expense was due primarily to incremental costs associated with the Company's acquisitions of APC and SIMES as well as increased engineering and program development costs related to new business.

AMORTIZATION EXPENSE -- Amortization expense for the six months ended June 30, 1998 was $6.6 million compared to $2.7 million for the six months ended June 30, 1997. The increase was due to incremental goodwill amortization related to the acquisitions of APC and SIMES.

INTEREST EXPENSE -- Interest expense for the six-month period ended June 30, 1998 was $24.6 million compared to $8.0 million for the six months ended June 30, 1997. Interest expense was affected by (i) increased borrowings incurred to fund the acquisitions of APC and SIMES, and the Company's joint venture interests in Metalsa and Caterina, (ii) more favorable terms related to the Company's borrowings under the credit agreement entered into in April 1997, (iii) the proceeds from the April 1997 offering of 17,000,000 shares of Common Stock at $17.50 per share (the "Offering"), (iv) the proceeds from the July 1997 sale of the Notes and (v) the proceeds from the June 1998 offering of Preferred Securities.

INCOME TAXES -- The effective income tax rate was 40% for the six months ended June 30, 1998 and 1997. The effective rates differed from the statutory rates primarily as a result of state taxes and non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

In April 1997, the Company entered into a new revolving credit facility that provides for borrowings of up to $750 million on an unsecured basis. Under the terms of the credit facility, the equivalent of up to $85 million in borrowings can be denominated in foreign currency. As of June 30, 1998, approximately $80.7 million of the $320.1 million outstanding borrowings are denominated in lira. The amount available under the revolving credit facility reduces to $675 million in April 2000, $600 million in April 2001 and $500 million in April 2002. The credit facility has a final maturity of April 2003. Interest on the credit facility is at the prime rate or LIBOR plus a margin ranging from 17 to 50 basis points depending upon the ratio of the consolidated indebtedness of the Company to its total capitalization. The weighted average interest rate for such borrowings was 6.4% at June 30, 1998.

In July 1997, the Company completed the sale of the Notes pursuant to a private placement. The Notes are due on August 1, 2004 and are convertible into the Company's Common Stock at a conversion price of $25.88 per share. The Notes are unsecured and may not be redeemed until August 1, 2000, except in the event of a change in control. Proceeds from the Notes were used to repay outstanding indebtedness under the revolving credit facility.

Effective October 1997, the Company is party to interest rate swap contracts to hedge against interest rate exposures on certain floating-rate indebtedness. These contracts, which expire in November 2002, have the effect of converting the floating-rate interest related to a notional amount of $300 million of borrowings outstanding under the revolving credit facility into fixed-rate interest of approximately 6.75%. These interest rate swap contracts were entered into in order to balance the Company's fixed-rate and floating-rate debt portfolios. Under these interest rate swaps, the Company agrees with the other party to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount

On May 19, 1998, the Company's Board of Directors approved a two-for-one stock split, which was effected as a stock dividend. On July 15, 1998, stockholders were issued one additional share of common stock for each share of common stock held on the record date of June 30, 1998. All references to the number of common shares and per share amounts have been adjusted to reflect the stock split on a retroactive basis.

On June 3, 1998, Tower Automotive Capital Trust (the "Issuer"), a wholly owned statutory business trust of the Company, completed the offering of $258.8 million of its 6-3/4% Trust Convertible Preferred Securities ("Preferred Securities"), resulting in net proceeds of approximately $251.3 million. The Preferred Securities are redeemable, in whole or in part, on or after June 30, 2001 and all Preferred Securities must be redeemed no later than June 30, 2018. The Preferred Securities are convertible, at the option of the holder, into common stock of the Company at a rate of 1.6280 shares of common stock for each Preferred Security, which is equivalent to a conversion price of $30.713 per share. The net proceeds of the offering were used to repay outstanding indebtedness.

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

The debt agreements described above contain various restrictive covenants which, among other matters, require the Company to maintain certain financial ratios, including but not limited to interest coverage, debt to capital and total leverage. The agreements also limit additional indebtedness, capital expenditures and cash dividends. The Company was in compliance with all debt covenants as of June 30, 1998.

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

Effective July 1, 1998, the Company acquired IMAR, s.r.l. ("IMAR") and OSLAMT S.p.A. ("OSLAMT"). IMAR designs and manufactures structural parts and assemblies from two facilities in Italy, primarily for Fiat. OSLAMT designs and manufactures tools and assemblies for the automotive market from its facility in Turin, Italy. The purchase price consisted of approximately $32.5 million in cash plus the assumption of approximately $17 million of indebtedness with an additional amount of up to $15 million payable if IMAR achieves certain operating targets following the acquisition.

During the six months ended June 30, 1998, the Company generated $91.5 million of cash from operations, which was used to partially fund capital expenditures.

The Company has made substantial investments in manufacturing technology and product design capability to support its products. The Company made capital expenditures of approximately $70.7 million for the six months ended June 30, 1998, primarily for equipment and dedicated tooling purchases related to new or replacement programs.

The Company believes the borrowing availability under its credit agreement, together with funds generated by operations, should provide liquidity and capital resources to pursue its business strategy through 1998, with respect to working capital, capital expenditures and other operating needs. Under present conditions, management does not believe access to funds will restrict its ability to pursue its acquisition strategy.

For the year ended December 31, 1997, General Motors ("GM") accounted for approximately 13% of the Company's revenues. GM experienced a seven week strike at certain of its production facilities due to a labor dispute between GM and the UAW. The Company expects this strike will negatively impact revenues by approximately $15 million for the third quarter.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") has released SFAS No. 131, "Disclosures about Segments of an Enterprise and related Information," effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires disclosure of business and geographic segments in the consolidated financial statements of the Company. The Company will adopt SFAS No. 131 in 1998 and is currently analyzing the impact it will have on the disclosures in its financial statements.

The FASB has also SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for fiscal years beginning after December 31, 1997. SFAS No. 132 revises certain of the disclosure requirements, but does not change the measurement or recognition of those plans. SFAS No. 132 superceded SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The adoption of SFAS No. 132 will result in revised and additional disclosures, but will have no effect on the financial position, results of operations, or liquidity of the Company.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for the years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet quantified the impact of adopting SFAS No. 133 and has not yet determined the timing or method of adoption.

                          PART II.  OTHER INFORMATION

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES


Item 1.   Legal Proceedings:

          None

Item 2.   Change in Securities:

          On May 19, 1998, the Company's Board of Directors approved a two-for-one stock split, which was effected as a stock dividend.
          On July 15, 1998, stockholders were issued one additional share of common stock for each share of common stock held on the record date of June 30, 1998. A total of 23,110,076 shares of common stock were issued in connection with the split.

          On June 3, 1998, Tower Automotive Capital Trust, a wholly owned statutory business trust of the Company, completed an offering of 5,175,000 shares of its 6-3/4% Trust Convertible Preferred Securities ("Preferred Securities") in a private placement. Donaldson, Lufkin & Jenrette Securities Corporation, Robert W. Baird & Co., Incorporated, Merrill Lynch & Co. and PaineWebber Incorporated served as initial purchasers of the Preferred Securities. The Preferred Securities are convertible at any time, at the option of the holders, into approximately 8,425,000 shares of common stock of the Company.

Item 3.   Defaults Upon Senior Securities:

          None

Item 4.   Submission of Matters to a Vote of Security Holders:

          The registrant held its Annual Meeting of Stockholders on May 19, 1998. Proxies for the meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement, and all such nominees (S.A. Johnson, Adrian VanderStarre, Dugald K. Campbell, Kim B. Clark, W.H. Clement, Matthew O. Diggs, Jr., F.J. Loughrey, James R. Lozelle, Eric J. Rosen, Scott D. Rued and Enrique Zambrano) were elected. Of the 39,636,002 shares voted, at least 39,565,624 shares granted authority to vote for these directors and no more than 70,376 abstaining votes were cast.

          The retention of Arthur Andersen LLP as independent public accountants of the Company was approved by the stockholders. A total of 39,568,360 affirmative votes, 57,044 negative votes and 10,598 abstaining votes were cast.

Item 5.   Other Information:

          None

Item 6.   Exhibits and Reports on Form 8-K:

          (a)    Exhibits:

                 4.1  Certificate of Trust of Tower Automotive Capital Trust.
                 4.2  Amended and Restated Declaration of Trust of Tower
                      Automotive Capital Trust, dated as of June 9, 1998.
                 4.3  Junior Convertible Subordinated Indenture for the 6-3/4%
                      Convertible Subordinated Debentures, between Tower
                      Automotive, Inc. and the First National Bank of Chicago, as Subordinated Debt Trustee, dated as of June 9, 1998.
                 4.4  Form of 6-3/4% Preferred Securities (included as
                      Exhibit D to the Amended and Restated Declaration of Trust filed herewith as Exhibit 4.2).
                 4.5  Form of 6-3/4% Junior Convertible Subordinated
                      Debentures (included in Article 2 of the Junior Convertible Subordinated Indenture filed herewith as
                      Exhibit 4.3).
                 4.6 Guarantee Agreement, dated as of June 9, 1998, between Tower Automotive, Inc., as Guarantor, and The First National Bank of Chicago, as Guarantee Trustee.
                 4.7 Registration Rights Agreement, dated June 9, 1998, among Tower Automotive Capital Trust and Donaldson, Lufkin & Jenrette Securities Corporation, Robert W. Baird & Co. Incorporated, Merrill Lynch & Co. and PaineWebber Incorporated, as Initial Purchasers.
                 27.1 Financial Data Schedule.

          (b) During the quarter for which this report is filed, the Company filed no Form 8-K Current reports with the Securities and Exchange Commission.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TOWER AUTOMOTIVE, INC.


Date:  August 14, 1998               By /s/ Anthony A. Barone
                                       ---------------------------------------
                                        Anthony A. Barone
                                        Vice President, Chief Financial Officer
                                        (principal accounting and financial
                                        officer)