Form 10-K/A
period 1997-12-31
TOWER AUTOMOTIVE INC
filed 1998-10-19
CIK 925548

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-K/A

               --------------------------------------------------

                               Amendment No. 2
                                      to
                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

     ----------------------------------------------------------------------

                                     PART I

     Item 1 set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "Form 10-K") is hereby amended and restated in its entirety to read as follows:

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

     The Company completed an initial public offering (the "IPO") of its Common Stock in August 1994, the sale of an additional 2,232,900 shares in June 1996 and an additional 8,500,000 shares in April 1997 (in each case without giving effect to the Company's July 1998 2-for-1 stock split). The Company's principal executive offices are located at 4508 IDS Center, Minneapolis, Minnesota 55402, and its telephone number is (612) 342-2310.

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

     Item 3 set forth in the Form 10-K is hereby amended and restated in its entirety to read as follows:

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not currently involved in any material lawsuits. The Company believes it maintains adequate insurance, including product liability coverage. The Company historically has not been required to pay any material liability claims.

     ENVIRONMENTAL MATTERS

     The Company believes it conducts its operations in substantial compliance with applicable environmental and occupational health and safety laws. The Company does not expect to incur material capital expenditures for environmental compliance during its current or succeeding fiscal year. However, as is the case with manufacturers in general, if a release of hazardous substances occurs on or from the Company's properties or at any associated offsite disposal location, if contamination from prior activities is discovered at any of the Company's properties or if non-compliance with environmental regulations or permits is discovered, the Company may be held liable and the amount of such liability could be material. In connection with the acquisition of Trylon, MasoTech agreed to indemnify the Company for all losses (including reasonable legal expenses) resulting from: (i) a breach of its representation set forth in the acquisition agreement relating to environmental and safety matters (to the extent that such breach results in a claim being made within five years after the acquisition and subject to a $500,000 cap); and (ii) each known environmental condition identified on a schedule to the acquisition agreement, including the replacement of underground storage tanks at the Traverse City facilities. In connection with the acquisition of MSTI, MasoTech agreed to indemnify the Company for all losses (including reasonable legal expenses) resulting from: (i) a breach of its representation set forth in the acquisition agreement relating to environmental and safety matters (to the extent that such breach results in a claim being made within five years after the acquisition and subject to a $1.5 million threshold for all losses resulting from breaches of representation and warranties contained in the acquisition agreement); (ii) MSTI's non-compliance with applicable federal, state, local and foreign statutes, regulations, ordinances and similar provisions have the force or effect of law, judicial orders and common law concerning public health and safety, worker health and safety and pollution or protection of the environment prior to the acquisition; and (iii) any remediation that may be required at the Kendallville facility.

     In connection with the acquisition of APC, A.O. Smith agreed, subject to certain limitations, to indemnify the Company for environmental matters relating to APC arising from events occurring, or conditions arising, prior to the closing date of the acquisition of APC. This indemnification obligation applies to claims to the extent exceeding $250,000 submitted by the Company within three years of the acquisition date. To the extent that such claims exceed $5.0 million in the aggregate, A.O. Smith will indemnify 70% of such losses, up to A.O. Smith's maximum $75.0 million indemnification obligation under the purchase agreement. In addition, A.O. Smith has agreed to retain certain environmental liabilities for, among other things, offsite disposal of hazardous substances prior to the acquisition of APC.

                                      PART IV

     Item 14 set forth in the Form 10-K is hereby amended and restated in its entirety to read as follows:

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

          (2)  FINANCIAL STATEMENT SCHEDULES:

               - Report of Independent Public Accountants - S-1*

               - Financial Statement Schedule I - Condensed Financial
                 Information of the Registrant - S-2*
               ----------------
               * Filed herewith.

          (3)  EXHIBITS:  See "Exhibit Index" beginning on page 21.

     (b)  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed by the Company during the fourth quarter of 1997.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TOWER AUTOMOTIVE, INC.

Date:  October 16, 1998              By /s/ S.A. Johnson
                                     ------------------------------------
                                      S.A. Johnson, Chairman

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

We have audited the consolidated balance sheets of Tower Automotive, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended December 31, 1997, and have issued our unqualified report thereon dated January 23, 1998.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule I - Condensed Financial Information of Registrant is presented for purposes of additional analysis and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                                    ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
January 23, 1998 (except with respect to Note 5, as to which the date is June 3, 1998)

                                                                    SCHEDULE I




                               TOWER AUTOMOTIVE, INC.
                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      TOWER AUTOMOTIVE, INC. (PARENT COMPANY)
                              CONDENSED BALANCE SHEETS
                          AS OF DECEMBER 31, 1996 AND 1997

                    (Amounts in thousands, except share amounts)


                                                                     1996           1997
                                                                    -----          -----
ASSETS
  Investment in consolidated subsidiaries                          $181,877       $713,614

  Debt issue costs, net of accumulated amortization of
       -- and $344                                                     --            5,915
                                                                  ----------     -----------
                                                                   $181,877       $719,529
                                                                  ----------     -----------
                                                                  ----------     -----------

LIABILITIES AND STOCKHOLDERS' INVESTMENT
  Accrued liabilities                                              $   --         $  4,250
  Convertible subordinated notes                                       --          200,000
                                                                  ----------     -----------
  Commitments and contingencies

  Stockholders' investment:
    Preferred stock, par value $1; 5,000,000 shares
      authorized; no shares issued or outstanding                      --             --
    Common stock, par value $.01; 200,000,000 shares
      authorized; 28,567,586 and 45,975,490 shares issued
      and outstanding                                                   286            460
    Warrants to acquire common stock                                  2,000          2,000
    Additional paid-in capital                                      136,441        423,425
    Retained earnings                                                43,150         89,394
                                                                  ----------     -----------
      Total stockholders' investment                                181,877        515,279
                                                                  ----------     -----------

                                                                   $181,877       $719,529
                                                                  ----------     -----------
                                                                  ----------     -----------

   The accompanying notes are an integral part of these condensed balance sheets.


                                                                    SCHEDULE I

                      TOWER AUTOMOTIVE, INC. (PARENT COMPANY)
                         CONDENSED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                   (in thousands)


                                                                     1995           1996           1997
                                                                    -----           -----         -----
Amortization expense                                              $    --        $    --         $    344
                                                                  ----------     ----------      ----------
  Operating loss                                                       --             --             (344)

Interest expense                                                       --             --            4,250
                                                                  ----------     ----------      ----------
  Loss before income taxes and equity in earnings
    of consolidated subsidiaries                                       --             --           (4,594)
Income tax benefit                                                     --             --            1,838
Equity in earnings of consolidated subsidiaries                      12,071         20,637         49,000
                                                                  ----------     ----------      ----------

  Net income                                                      $  12,071      $  20,637       $ 46,244
                                                                  ----------     ----------      ----------
                                                                  ----------     ----------      ----------


      The accompanying notes are an integral part of the condensed statements.



                                                                    SCHEDULE I

                      TOWER AUTOMOTIVE, INC. (PARENT COMPANY)
                  CONDENSED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                    (Amounts in thousands, except share amounts)




                                                         COMMON STOCK            ADDITIONAL                     WARRANTS TO
                                               ------------------------------     PAID-IN        RETAINED       ACQUIRE
                                                   SHARES            AMOUNT       CAPITAL         EARNINGS      COMMON STOCK
BALANCE, DECEMBER 31, 1994                        21,652,492           $216       $ 62,481        $10,442         $ --

Sales of stock under Employee Stock
  Discount Purchase Plan                               8,286              1             33           --             --
Collection of common stock
  subscriptions receivable                              --             --              341           --             --
Net income                                              --             --             --           12,071           --
                                                --------------       ---------   ----------     ----------       ---------
BALANCE, DECEMBER 31, 1995                        21,660,778            217         62,855         22,513           --

Conversion of Edgewood notes                         821,058              8          2,484           --             --
Exercise of options                                   13,250           --               48           --             --
Sales of stock under Employee Stock
  Discount Purchase Plan                              36,700           --              263           --             --
Collection of common stock
  subscriptions receivable                              --             --              322           --             --
Public offering of common stock, net               4,465,800             45         51,252           --             --
Issuance of shares and warrants in
  acquisition of MSTI                              1,570,000             16         19,217           --            2,000
Net income                                              --             --             --           20,637           --
                                                --------------       ---------   ----------     ----------       ---------
BALANCE, DECEMBER 31, 1996                        28,567,586            286        136,441         43,150          2,000

Conversion of Edgewood notes                         225,502              2            682           --             --
Exercise of options                                   52,600              1            234           --             --
Sales of stock under Employee
  Stock Discount Purchase Plan                       129,802              1          1,575            -             --
Collection of common stock
  subscriptions receivable                              --             --               78           --             --
Public offering of common stock, net              17,000,000            170        284,393           --             --
Cumulative translation adjustment                       --             --               22           --             --
Net income                                              --             --             --           46,244           --
                                                --------------       ---------   ----------     ----------       ---------

BALANCE, DECEMBER 31, 1997                        45,975,490           $460       $423,425        $89,394         $2,000
                                                --------------       ---------   ----------     ----------       ---------
                                                --------------       ---------   ----------     ----------       ---------



                The accompanying notes are an integral part of these condensed statements.


                                                                    SCHEDULE I

                     TOWER AUTOMOTIVE, INC. (PARENT COMPANY)
                   CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                             (Amounts in thousands)


                                                                     1995           1996           1997
                                                                    ------         ------         ------
Operating Activities:
  Net income                                                       $ 12,071       $ 20,637      $  46,244
  Equity in earnings of consolidates subsidiaries                   (12,071)       (20,637)       (49,000)
  Change in current operating items -- accrued liabilities             --             --            4,250
                                                                   ----------     -----------   ----------
    Net cash provided by operating activities                          --             --            1,494
                                                                   ----------     -----------   ----------
Investing Activities:
  Dividends received from consolidated subsidiaries                    --             --            5,108
  Additional investment in consolidated subsidiaries                    (34)       (51,560)      (487,633)
                                                                   ----------     -----------   ----------
    Net cash used for investing activities                              (34)       (51,560)      (482,525)
                                                                   ----------     -----------   ----------
Financing Activities:
  Net proceeds from issuance of common stock                             34         51,560        286,139
  Net proceeds from issuance of convertible
    subordinated notes                                                 --             --          194,892
                                                                   ----------     -----------   ----------
    Net cash provided by financing activities                            34         51,560        481,031
                                                                   ----------     -----------   ----------
    Net change in cash and cash equivalents                            --             --             --

Cash and cash equivalents:
  Beginning of period                                                  --             --             --
                                                                   ----------     -----------   ----------
  End of period                                                    $   --         $   --        $    --
                                                                   ----------     -----------   ----------
                                                                   ----------     -----------   ----------
Supplemental Cash Flow Information:
  Cash paid for -
    Interest                                                       $   --         $   --        $    --
                                                                   ----------     -----------   ----------
                                                                   ----------     -----------   ----------

    Income taxes                                                   $   --         $   --        $    --
                                                                   ----------     -----------   ----------
                                                                   ----------     -----------   ----------


     The accompanying notes are an integral part of these condensed statements.

                                                                    SCHEDULE I


                      TOWER AUTOMOTIVE, INC. (PARENT COMPANY)
                      NOTES TO CONDENSED FINANCIAL STATEMENTS



NOTE 1.   ORGANIZATION AND OPERATIONS

     Tower Automotive, Inc. (the "Parent Company") and its consolidated subsidiaries (the "Subsidiaries"), collectively the Company, produces a broad range of stamped and welded assemblies for vehicle body structures and suspension systems for the global automotive industry. The Company has 35 locations in the United States, Canada, Italy and Japan, a facility in China through its joint venture investments in China and two in Mexico through its joint venture investment in Metalsa.

     The Notes to Consolidated Financial Statements of Tower Automotive, Inc. and Subsidiaries should be read in conjunction with this Schedule I.

NOTE 2.   CONVERTIBLE SUBORDINATED NOTES

     In July 1997, the Parent Company completed the offering of $200 million of Convertible Subordinated Notes (the "Notes"). The net proceeds from the Notes, $194.9 million, were contributed as an additional investment in the Subsidiaries. The Notes bear interest at 5 percent, are unsecured, are due on August 1, 2004 and are convertible into Common Stock of the Parent Company at a conversion price of $25.88 per share. The Parent Company may make optional redemptions of the Notes after August 1, 2000 at amounts ranging from 102.857 percent to 100.714 percent of face value. In the event of a change in control (as defined), the holders of the Notes may require the Parent Company to redeem the Notes at face value plus accrued interest.

NOTE 3.   STOCKHOLDERS' INVESTMENT

     In April 1997, the Parent Company completed an offering of 17,000,000 shares of Common Stock in a public offering at an offering price of $17.50 per share. The net proceeds of approximately
     $286.1 million were contributed as an additional investment in the Subsidiaries.

     On May 19, 1998, the Parent Company's Board of Directors approved a two-for-one stock split, which was effected as a stock dividend. On July 15, 1998, stockholders were issued one additional share of Common Stock for each share of Common Stock held on the record date of June 30, 1998. All references to the number of common shares and per share amounts have been adjusted to reflect the stock split on a retroactive basis.

NOTE 4.   GUARANTEES AND RESTRICTIONS

     GUARANTEE OF SUBSIDIARIES' DEBT

     In April 1997, the Subsidiaries entered into a revolving credit facility that provides for borrowings of up to $750 million on an unsecured basis. The Parent Company provided a guarantee for this debt. Under the terms of the credit facility, the equivalent of up to $85 million in borrowings can be denominated in foreign currency. As of December 31,

                                                                    SCHEDULE I


     1997, approximately $51.4 million of the $465.6 million outstanding borrowings were denominated in Italian lira. The amount available under the revolving credit facility reduces to $675 million in April 2000, $600 million in April 2001 and $500 million in April 2002. The credit facility has a final maturity of April 2003. Interest on the credit facility is at the prime rate or LIBOR plus a margin ranging from 17 to 50 basis points depending upon the ratio of the consolidated indebtedness of the Company to its total capitalization. The weighted average interest rate for such borrowings was 6.5 percent for the year ended December 31, 1997.

     RESTRICTIONS ON THE ABILITY OF THE SUBSIDIARIES TO MAKE DISTRIBUTIONS TO THE PARENT COMPANY

     Under the terms of the revolving credit facility described above, the Subsidiaries are restricted in their ability to dividend, loan or otherwise distribute assets, properties, cash, rights, obligations or securities to the Parent Company. These restrictions are subject to a number of important exceptions, including the ability of the Subsidiaries to: (i) declare or pay cash dividends to the Parent Company in an aggregate amount equal to 50% of the net income of the Company arising after December 31, 1996 and computed on a cumulative basis (provided that no event of default exists after giving effect to such action); (ii) declare and pay dividends to the Parent Company to be used to pay taxes and other expenses of the Parent Company and the Subsidiaries on a consolidated basis; and (iii) declare and pay dividends to the Parent Company to enable the Parent Company to make regularly scheduled interest payments or the payment of principal at maturity of any unsecured indebtedness issued by the Parent Company (including the Notes and the Debentures (See Note 5)), the proceeds of which are applied to the prepayment of the revolving loans, in each case
     (a) has no scheduled principal payments before April 18, 2004; (b) has no guaranty obligation by the borrower under the revolving credit facility and (c) has terms and conditions which are acceptable to the principal lender under the revolving credit facility. As of December 31, 1997, the Subsidiaries could have paid up to approximately $23.1 million to the Parent Company under the exception described in item (i) above.

NOTE 5.   SUBSEQUENT EVENT

     On June 9, 1998, Tower Automotive Capital Trust (the "Issuer"), a wholly owned statutory business trust of the Parent Company, completed the offering of $258.8 million of its 6 3/4% Trust Convertible Preferred Securities ("Preferred Securities"), resulting in net proceeds of approximately $251.3 million. The Preferred Securities are redeemable, in whole or in part, on or after June 30, 2001 and all Preferred Securities must be redeemed no later than June 30, 2018. The Preferred Securities are convertible, at the option of the holder, into Common Stock of the Parent Company at a rate of 1.6280 shares of Common Stock for each Preferred Security, which is equivalent to a conversion price of $30.713 per share. The obligations of the Issuer under the Preferred Securities are fully and unconditionally guaranteed by the Parent Company. Concurrently with the issuance of the Preferred Securities, the Issuer acquired $258.8 million of the Parent Company's 6 3/4% Convertible Subordinated Debentures ("Debentures") for net proceeds of $251.3 million. Interest is payable quarterly and the notes mature on June 30, 2018. The net proceeds received from the issuance of the Debentures by the Parent Company were contributed as an additional investment in the Subsidiaries.