Form 10-Q
period 1998-09-30
TOWER AUTOMOTIVE INC
filed 1998-11-13
CIK 925548

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                           ------------------------------

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1998

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


The number of shares outstanding of the Registrant's common stock, par value $.01 per share, at October 15, 1998 was 46,239,438 shares adjusted for the two-for-one stock split issued to stockholders of record on June 30, 1998.

                               TOWER AUTOMOTIVE, INC.
                                     FORM 10-Q

                                 TABLE OF CONTENTS



PART I    FINANCIAL INFORMATION

     Item 1.   Financial Statements:

               Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended September 30, 1998 and 1997

               Condensed Consolidated Statements of Operations (unaudited) for the Nine Months Ended September 30, 1998 and 1997

               Condensed Consolidated Balance Sheets at September 30, 1998 (unaudited) and December 31, 1997

               Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 1998 and 1997

               Notes to Condensed Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II   OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K



SIGNATURE

ITEM 1 - FINANCIAL INFORMATION

                      TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

            (Amounts in Thousands, Except per Share Amounts - Unaudited)



                                                    Three Months Ended Sept. 30,
                                                    ----------------------------
                                                         1998            1997
                                                    -------------     ----------
Revenues                                            $     444,851     $  349,507

Cost of sales                                             377,862        302,318
                                                    -------------     ----------

     Gross profit                                          66,989         47,189

Selling, general and administrative expenses               24,003         17,190

Amortization expense                                        3,461          2,583
                                                    -------------     ----------

     Operating income                                      39,525         27,416

Interest expense, net                                       8,620          7,706
                                                    -------------     ----------

     Income before provision for income taxes              30,905         19,710

Provision for income taxes                                 12,362          7,882
                                                    -------------     ----------

     Income before equity in earnings of joint
     ventures and minority interest                        18,543         11,828

Equity in earnings of joint ventures                        2,342            --

Minority interest - dividends on trust
  preferred securities, net                                (2,619)           --
                                                    -------------     ----------

     Net income                                     $      18,266     $   11,828
                                                    -------------     ----------
                                                    -------------     ----------

     Basic earnings per share                       $        0.40     $     0.26
                                                    -------------     ----------
                                                    -------------     ----------

     Diluted earnings per share                     $        0.36     $     0.25
                                                    -------------     ----------
                                                    -------------     ----------


                    The accompanying notes are an integral part of these condensed consolidated statements.

                      TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

            (Amounts in Thousands, Except per Share Amounts - Unaudited)



                                                     Nine Months Ended Sept. 30,
                                                     ---------------------------
                                                         1998            1997
                                                     ------------     ----------
Revenues                                             $  1,367,854     $  801,896

Cost of sales                                           1,166,822        689,566
                                                     ------------     ----------

     Gross profit                                         201,032        112,330

Selling, general and administrative expenses               65,968         38,364

Amortization expense                                       10,034          5,247
                                                     ------------     ----------

     Operating income                                     125,030         68,719

Interest expense, net                                      33,230         15,852
                                                     ------------     ----------

     Income before provision for income taxes              91,800         52,867

Provision for income taxes                                 36,722         21,140
                                                     ------------     ----------

     Income before equity in earnings of joint
     ventures and minority interest                        55,078         31,727

Equity in earnings of joint ventures                        9,013            --

Minority interest - dividends on trust
  preferred securities, net                                (3,259)           --
                                                     ------------     ----------

     Income before extraordinary item                      60,832         31,727

Extraordinary loss on early extinguishment of
     debt, net of income taxes                                 --          2,434
                                                     ------------     ----------

     Net income                                      $     60,832     $   29,293
                                                     ------------     ----------
                                                     ------------     ----------

Basic earnings per share:
     Income before extraordinary item                $       1.32     $     0.81
     Extraordinary item                                        --          (0.06)
                                                     ------------     ----------

     Net income                                      $       1.32     $     0.75
                                                     ------------     ----------
                                                     ------------     ----------

Diluted earnings per share:
     Income before extraordinary item                $       1.18     $     0.78
     Extraordinary item                                        --          (0.05)
                                                     ------------     ----------

     Net income                                      $       1.18     $     0.73
                                                     ------------     ----------
                                                     ------------     ----------


                    The accompanying notes are an integral part of these condensed consolidated statements.

                      TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS

                               (Amounts in Thousands)



                                                       Sept. 30,    December 31,
                   Assets                                 1998          1997
-----------------------------------------------      ------------   ------------
                                                      (unaudited)
Current assets:
     Cash and cash equivalents                       $        163   $         --
     Accounts receivable                                  287,206        219,256
     Inventories                                           84,119         73,809
     Prepaid tooling and other                            105,615         78,217
                                                     ------------   ------------
          Total current assets                            477,103        371,282
                                                     ------------   ------------

Property, plant and equipment, net                        778,052        698,511
Restricted cash                                             2,648          7,902
Deferred income taxes                                      12,253         14,108
Investments in joint ventures                             205,772        147,188
Goodwill and other assets, net                            473,468        441,097
                                                     ------------   ------------
                                                     $  1,949,296   $  1,680,088
                                                     ------------   ------------
                                                     ------------   ------------

   Liabilities and Stockholders' Investment
-----------------------------------------------
Current liabilities:
     Current maturities of long-term debt and
       capital lease obligations                     $      7,209   $      5,004
     Accounts payable                                     216,018        143,902
     Accrued liabilities                                  132,625         81,784
                                                     ------------   ------------
          Total current liabilities                       355,852        230,690
                                                     ------------   ------------

Long-term debt, net of current maturities                 351,047        513,653
Obligations under capital leases, net of current
 maturities                                                26,891         30,281
Convertible subordinated notes                            200,000        200,000
Other noncurrent liabilities                              178,088        190,185
                                                     ------------   ------------
          Total non-current liabilities                   756,026        934,119
                                                     ------------   ------------

Mandatorily redeemable trust convertible preferred
 securities                                               258,750             --

Stockholders' investment:
     Preferred stock                                           --             --
     Common stock                                             462            460
     Warrants to acquire common stock                       2,000          2,000
     Additional paid-in capital                           425,980        423,425
     Retained earnings                                    150,226         89,394
                                                     ------------   ------------
          Total stockholders' investment                  578,668        515,279
                                                     ------------   ------------
                                                     $  1,949,296   $  1,680,088
                                                     ------------   ------------
                                                     ------------   ------------


                    The accompanying notes are an integral part
                  of these condensed consolidated balance sheets.

                      TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (Amounts in Thousands - Unaudited)


                                                                      Nine Months Ended Sept. 30,
                                                                      --------------------------
                                                                          1998           1997
                                                                       ----------     ----------
OPERATING ACTIVITIES:
     Net income                                                        $  60,832      $  29,293
     Adjustments to reconcile net income to net cash provided by operating activities -
          Depreciation and amortization                                   64,925         30,044
          Extraordinary loss on extinguishment of debt                        --          2,434
          Changes in other operating items                                (2,353)        (5,189)
                                                                       ----------     ----------

          Net cash provided by operating activities                       123,404         56,582
                                                                       ----------     ----------

INVESTING ACTIVITIES:
     Acquisitions and investment in joint venture                       (116,827)      (782,447)
     Net proceeds from sale of Hinge Business                             35,631            --
     Capital expenditures, net                                          (122,308)       (81,742)
     Change in restricted cash                                             5,254          3,037
                                                                       ----------     ----------

          Net cash used in investing activities                         (198,250)      (861,152)
                                                                       ----------     ----------

FINANCING ACTIVITIES:
     Proceeds from borrowings                                            786,231        602,989
     Repayment of debt                                                  (965,198)      (304,429)
     Proceeds from issuance of convertible debt                               --        194,150
     Proceeds from issuance of stock                                       2,094        285,796
     Cash portion of extraordinary loss on extinguishment of debt             --         (3,010)
     Proceeds from issuance of preferred securities                      251,350            --
     Other, net                                                              532            188
                                                                       ----------     ----------

          Net cash provided by financing activities                       75,009        775,750
                                                                       ----------     ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                      163        (28,820)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                      --         39,596
                                                                       ----------     ----------

     End of period                                                        $  163      $  10,776
                                                                       ----------     ----------
                                                                       ----------     ----------


                    The accompanying notes are an integral part of these condensed consolidated statements.

                      TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


1. The accompanying condensed consolidated financial statements have been prepared by Tower Automotive, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.
     The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     Revenues and operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2.   Inventories consisted of the following (in thousands):


                                                  Sept. 30,    Dec. 31,
                                                     1998        1997
                                                  ---------    ---------
                    Raw materials                 $  26,317    $  14,601
                    Work in process                  30,323       38,763
                    Finished goods                   27,479       20,445
                                                  ---------    ---------
                                                  $  84,119    $  73,809
                                                  ---------    ---------
                                                  ---------    ---------

3. On June 9, 1998, Tower Automotive Capital Trust (the "Issuer"), a wholly owned statutory business trust of the Company, completed the offering of $258.8 million of its 6 3/4% Trust Convertible Preferred Securities ("Preferred Securities"), resulting in net proceeds of approximately $251.3 million. The Preferred Securities are redeemable, in whole or in part, on or after June 30, 2001 and all Preferred Securities must be redeemed no later than June 30, 2018. The Preferred Securities are convertible, at the option of the holder, into common stock of the Company at a rate of 1.6280 shares of common stock for each Preferred Security, which is equivalent to a conversion price of $30.713 per share. The net proceeds of the offering were used to repay outstanding indebtedness. Minority interest reflected in the accompanying condensed consolidated statements of operations represents dividends on the Preferred Securities at a rate of 6 3/4%, net of income tax benefits at the Company's incremental tax rate of 40%.

     No separate financial statements of the Issuer have been included herein. The Company does not consider that such financial statements would be material to holders of Preferred Securities because (i) all of the voting securities of the Issuer are owned, directly or indirectly, by the Company, a reporting company under the Exchange Act, (ii) the Issuer has no independent operations and exists for the sole purpose of issuing securities representing undivided beneficial interests in the assets of the Issuer and investing the proceeds thereof in

     6 3/4% Convertible Subordinated Debentures due June 30, 2018 issued by the Company and (iii) the obligations of the Issuer under the Preferred Securities are fully and unconditionally guaranteed by the Company.

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

5. Basic earnings per share were computed by dividing net income by the weighted average number of common shares outstanding during the respective quarters. Diluted earnings per share were determined on the assumptions:
     (i) the Edgewood notes were converted at the beginning of the respective periods, (ii) the Convertible Subordinated Notes were converted upon issuance on July 29, 1997, and (iii) the Preferred Securities were converted upon issuance on June 9, 1998 as follows (in thousands, except per share data):

                                                                 Three Months Ended             Nine Months Ended
                                                                    September 30,                  September 30,
                                                                -------------------            -------------------
                                                                1998           1997            1998           1997
                                                                ----           ----            ----           ----
          Net income                                         $  18,266      $  11,828      $  60,832      $  29,293
          Interest expense on Edgewood notes,
            net of tax                                              14             22             45             92
          Interest expense on Convertible
            Subordinated Notes, net of tax                       1,627          1,128          4,881          1,128
          Dividends on Preferred Securities,
            net of tax                                           2,619             --          3,259             --
                                                             ---------      ---------      ---------      ---------
          Net income applicable to common
            stockholders -- diluted                          $  22,526      $  12,978      $  69,017      $  30,513
                                                             ---------      ---------      ---------      ---------
                                                             ---------      ---------      ---------      ---------

          Weighted average number of
            common shares outstanding                           46,236         45,724         46,174         38,974
          Dilutive effect of outstanding stock
            options and warrants after application
            of the treasury stock method                           427            508            499            522
          Dilutive effect of Edgewood notes,
            assuming conversion                                    539            808            549            814
          Dilutive effect of Convertible
            Subordinated Notes,
            assuming conversion                                  7,728          5,152          7,728          1,718
          Dilutive effect of Preferred Securities,
            assuming conversion                                  8,425             --          3,495             --
                                                             ---------      ---------      ---------      ---------
          Diluted shares outstanding                            63,355         52,192         58,445         42,028
                                                             ---------      ---------      ---------      ---------
                                                             ---------      ---------      ---------      ---------
          Basic earnings per share                           $    0.40      $    0.26      $    1.32      $    0.75
                                                             ---------      ---------      ---------      ---------
                                                             ---------      ---------      ---------      ---------
          Diluted earnings per share                         $    0.36      $    0.25      $    1.18      $    0.73
                                                             ---------      ---------      ---------      ---------
                                                             ---------      ---------      ---------      ---------

     The Company adopted SFAS No. 128, "Earnings per Share," effective December 15, 1997. As a result, the Company's reported earnings per share ("EPS") for the nine months ended September 30, 1997 have been restated as follows:

                                                   Basic         Diluted
                                                  -------        -------
               EPS as previously reported         $  0.73        $  0.73
               Effect of SFAS No. 128                0.02            --
                                                  -------        -------
               EPS as restated                    $  0.75        $  0.73
                                                  -------        -------
                                                  -------        -------

6.   Long-term debt consisted of the following (in thousands):

                                                       Sept. 30,    December 31,
                                                          1998         1997
                                                       ---------    ------------
                Revolving credit facility              $ 293,021    $ 465,599
                Industrial development revenue bonds      43,765       43,765
                Edgewood notes                             1,636        1,824
                Other                                     15,387        3,187
                                                       ---------    ---------
                                                         353,809      514,375
                Less-current maturities                   (2,762)        (722)
                                                       ---------    ---------
                     Total long-term debt              $ 351,047    $ 513,653
                                                       ---------    ---------
                                                       ---------    ---------

     On April 18, 1997, the Company entered into a revolving credit facility that provides for borrowings of up to $750 million on an unsecured basis, with a letter of credit sublimit of $75 million. In addition, under the terms of the credit facility, the equivalent of up to $85 million in borrowings can be denominated in foreign currency. As of September 30, 1998, approximately $80.1 million of the outstanding borrowings are denominated in Italian lira. The amount available under the revolving credit facility reduces to $675 million in April 2000, $600 million in April 2001 and $500 million in April 2002. The credit facility has a final maturity of April 2003. Interest on the revolving credit facility is at the prime rate or LIBOR plus a margin ranging from 17 to 50 basis points depending upon the ratio of the consolidated indebtedness of the Company to its total capitalization. The weighted average interest rate for such borrowings was 6.7% at September 30, 1998. The credit facility requires the Company to meet certain financial covenants, including but not limited to a minimum interest coverage, maximum debt to capital, maximum leverage and maximum senior leverage ratio. The Company was in compliance with all covenants as of September 30, 1998.

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

     (c) Acquired and assumed substantially all of the assets and liabilities of Automotive Products Company ("APC"), a division of A.O. Smith Corporation. The aggregate purchase price consisted of approximately $700 million in cash and was financed with the proceeds from the Offering and borrowings under the credit facility. APC, which has 15 facilities, designs and manufactures frames, frame components, engine cradles, suspension components and modules for the North American automotive and heavy truck industries. This acquisition has been accounted for using the purchase method of accounting and, accordingly, APC's assets and liabilities have been recorded at fair value as of the acquisition date, with the excess purchase price recorded as goodwill. Additional purchase liabilities recorded included approximately $19.1 million for costs associated with the shutdown and consolidation of certain acquired facilities and $8.9 million for general and payroll related costs primarily for planned employee termination activities. At September 30, 1998, liabilities of approximately $18.5 million for facility-related costs and $4.1 million in excess payroll costs remained on the condensed consolidated balance sheet.

     On May 9, 1997, the Company acquired Societa Industria Meccanica e Stampaggio S.p.A. ("SIMES"). SIMES designs and manufactures structural metal components in two facilities in Italy, principally for Fiat. The purchase price consisted of $50.7 million in cash, plus an additional $3 million based upon the future operating performance of SIMES. The results of operations of SIMES are not significant to the operating results of the Company as a whole and have, therefore, been excluded from the pro forma results.

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

     Effective July 1, 1998, the Company acquired IMAR, s.r.l. ("IMAR") and OSLAMT S.p.A. ("OSLAMT"). IMAR designs and manufactures structural parts and assemblies from two facilities in Italy, primarily for Fiat. OSLAMT designs and manufactures tools and assemblies for the automotive market from its facility in Turin, Italy. The purchase price consisted of approximately $32.5 million in cash plus the assumption of approximately $17 million of indebtedness with an additional amount of up to $15 million payable if IMAR achieves certain operating targets following the acquisition. The results of operations of IMAR and OSLAMT are not significant to the operating results of the Company as a whole and have, therefore, been excluded from the pro forma results.

     On August 31, 1998, the Company sold its hinge business (the "Hinge Business") to Dura Automotive Systems, Inc. for net proceeds of approximately $35.6 million which approximated the book value of the net assets sold. The net proceeds were used to repay outstanding indebtedness under the revolving credit facility. The results of operations of the Hinge Business are not significant to the operating results of the Company as a whole and have, therefore, been excluded from the pro forma adjustments.

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


                       Revenues               $1,086,870
                                              ----------
                                              ----------
                       Operating income       $   38,741
                                              ----------
                                              ----------
                       Net income             $    1,318
                                              ----------
                                              ----------
                       Shares outstanding
                            Basic                 45,584
                                              ----------
                                              ----------
                            Diluted               63,059
                                              ----------
                                              ----------
                       Net income per share
                            Basic             $     0.03
                                              ----------
                                              ----------
                            Diluted           $     0.09
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

9. Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments. Comprehensive income was approximately $60.7 million and $29.3 million for the nine months ended September 30, 1998 and 1997, respectively.

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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for the years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet quantified the impact of adopting SFAS No. 133 and has not yet determined the timing or method of adoption.

10.  Supplemental cash flow information (in thousands):

                             Three Months Ended Sept. 30,       Nine Months Ended Sept. 30,
                             ---------------------------        --------------------------
                                1998             1997              1998            1997
                             ----------       ----------        ----------      ----------
          Cash paid for -
               Interest      $   10,913       $    9,540        $   33,519      $   15,514
               Income taxes         455            2,910             5,663           9,990

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES -- Revenues for the three months ended September 30, 1998 were $444.9 million, compared to $349.5 million for the three months ended September 30, 1997. The increase is due to incremental new business of approximately $123.5 million, including business relating to the Ford F-Series and Explorer, Dodge Durango, Dakota and Ram Club Cab pick-ups, Honda Accord and the Chrysler LH line offset by a decline in production of approximately $12.5 million on certain models served by the Company, including the Ford Windstar and Villager. The General Motors strike had the effect of reducing revenues by approximately $15.4 million during the quarter.

COST OF SALES -- Cost of sales as a percentage of revenues for the three months ended September 30, 1998 was 84.9% compared to 86.5% for the three months ended September 30, 1997. The increase in gross margin was due to operating efficiencies and productivity initiatives of approximately $4.4 million implemented particularly at certain of the Company's business units acquired in 1997 from A.O. Smith Corporation. These initiatives included reductions in interplant freight, reduced overtime and improved efficiency and increased uptime and throughput at the APC locations. The balance of the improvement of $2.5 million was a result of increased production volumes on light truck, sport utility and other models served by the Company.

S, G & A EXPENSES -- Selling, general and administrative expenses increased to $24.0 million, or 5.4% of revenues, for the three months ended September 30, 1998 compared to $17.2 million, or 4.9% of revenues, for the three months ended September 30, 1997. Approximately $3.5 million of the increase relates to a charge taken during the three months ended September 30, 1998 to mark to market an interest rate agreement. The remaining increase was due primarily to incremental costs associated with the Company's acquisitions of IMAR, s.r.l. ("IMAR") and OSLAMT S.p.A. ("OSLAMT") in July 1998 as well as increased engineering and program development costs related to new business.

AMORTIZATION EXPENSE -- Amortization expense for the three months ended September 30, 1998 was $3.5 million compared to $2.6 million for the three months ended September 30, 1997. The increase was due to amortization related to the costs associated with (i) the July 1997 sale of $200 million of 5% Convertible Subordinated Notes (the "Notes"), (ii) the June 1998 offering of $258.8 million of 6 3/4% Trust Convertible Preferred Securities ("Preferred Securities") and incremental goodwill amortization related to the acquisitions of IMAR and OSLAMT.

INTEREST EXPENSE -- Interest expense for the three-month period ended September 30, 1998 was $8.6 million compared to $7.7 million for the three months ended September 30, 1997. Interest expense was affected by (i) increased borrowings incurred to fund the Company's joint venture interests in Metalsa S. de R.L. ("Metalsa") in October 1997 and Metalurgica Caterina S.A. ("Caterina") in March 1998, (ii) increased borrowings incurred to fund the Company's acquisition of IMAR and OSLAMT in July 1998, (iii) the proceeds from the July 1997 sale of the Notes and (iv) the proceeds from the June 1998 offering of Preferred Securities.

INCOME TAXES -- The effective income tax rate was 40% for the three months ended September 30, 1998 and 1997. The effective rates differed from the statutory rates primarily as a result of state taxes and non-deductible goodwill amortization.

EQUITY IN EARNINGS OF JOINT VENTURES -- Equity in earnings of joint ventures for the three months ended September 30, 1998 represents the Company's share of the earnings from its joint venture interests in Metalsa and Caterina.

MINORITY INTEREST -- Minority interest for the three months ended September 30, 1998 represents dividends, net of income tax benefits, on the Preferred Securities.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES -- Revenues for the nine months ended September 30, 1998 were $1.4 billion, a 70.6% increase compared to $801.9 million for the nine months ended September 30, 1997. The increase is due to the acquisitions of APC, SIMES, IMAR and OSLAMT, which totaled approximately $336.6 million, and new business awards, which totaled approximately $266.8 million, including business relating to the Ford Ranger, Explorer F-Series and Econoline, Dodge Durango, Dakota and Ram Club Cab pick-ups, Honda Accord and the Chrysler LH line. These increases were offset by a decline in production of certain models served by the Company of approximately $12.7 million. In addition, the General Motors strike had the effect of reducing revenues by approximately $24.7 million during 1998.

COST OF SALES -- Cost of sales as a percentage of revenues for the nine months ended September 30, 1998 was 85.3% compared to 86.0% for the nine months ended September 30, 1997. The increase in gross margin was due to operating efficiencies and productivity initiatives of approximately $12.1 million implemented particularly at certain of the Company's business units acquired from A.O. Smith Corporation in 1997 as well as increased production volumes on models served by the Company. These increases were partially offset by a higher proportion of components purchased from outside suppliers as a result of the APC acquisition and launch costs associated with new business totaling approximately $.5 million.

S, G & A EXPENSES -- Selling, general and administrative expenses increased to $66.0 million, or 4.8% of revenues, for the nine months ended September 30, 1998 compared to $38.4 million, or 4.8% of revenues, for the nine months ended September 30, 1997. The increased expense was due primarily to incremental costs associated with the Company's acquisitions of APC, SIMES, IMAR and OSLAMT as well as increased engineering and program development costs related to new business.

AMORTIZATION EXPENSE -- Amortization expense for the nine months ended September 30, 1998 was $10.0 million compared to $5.2 million for the nine months ended September 30, 1997. The increase was due to amortization related to the costs associated with (i) the July 1997 sale of the Notes, (ii) the June 1998 offering Preferred Securities and incremental goodwill amortization related to the acquisitions of IMAR and OSLAMT.

INTEREST EXPENSE -- Interest expense for the nine-month period ended September 30, 1998 was $33.2 million compared to $15.9 million for the nine months ended September 30, 1997. Interest expense was affected by (i) increased borrowings incurred to fund the acquisitions of APC, SIMES, IMAR and OSLAMT, and the Company's joint venture interests in Metalsa and

Caterina, (ii) more favorable terms related to the Company's borrowings under the credit agreement entered into in April 1997, (iii) the proceeds from the April 1997 offering of 17,000,000 shares of Common Stock at $17.50 per share (the "Offering"), (iv) the proceeds from the July 1997 sale of the Notes and
(v) the proceeds from the June 1998 offering of Preferred Securities.

INCOME TAXES -- The effective income tax rate was 40% for the nine months ended September 30, 1998 and 1997. The effective rates differed from the statutory rates primarily as a result of state taxes and non-deductible goodwill amortization.

EQUITY IN EARNINGS OF JOINT VENTURES -- Equity in earnings of joint ventures for the nine months ended September 30, 1998 represents the Company's share of the earnings from its joint venture interests in Metalsa and Caterina.

MINORITY INTEREST -- Minority interest for the nine months ended September 30, 1998 represents dividends, net of income tax benefits, on the Preferred Securities.

LIQUIDITY AND CAPITAL RESOURCES

In April 1997, the Company entered into a revolving credit facility that provides for borrowings of up to $750 million on an unsecured basis, with a letter of credit sublimit of $75 million. In addition, under the terms of the credit facility, the equivalent of up to $85 million in borrowings can be denominated in foreign currency. As of September 30, 1998, approximately $80.1 million of the $293.0 million outstanding borrowings under the revolving credit facility are denominated in Italian lira. The amount available under the revolving credit facility reduces to $675 million in April 2000, $600 million in April 2001 and $500 million in April 2002. The credit facility has a final maturity of April 2003. Interest on the credit facility is at the prime rate or LIBOR plus a margin ranging from 17 to 50 basis points depending upon the ratio of the consolidated indebtedness of the Company to its total capitalization.
The weighted average interest rate for such borrowings was 6.7% at September 30, 1998.

The debt agreements described above contain various restrictive covenants which, among other matters, require the Company to maintain certain financial ratios, including but not limited to minimum interest coverage, maximum debt to capital, maximum leverage and maximum senior leverage. The agreements also limit additional indebtedness, capital expenditures and cash dividends. The Company was in compliance with all debt covenants as of September 30, 1998.

On April 18, 1997, the Company acquired APC, a division of A.O. Smith Corporation. The aggregate purchase price was approximately $700 million and was financed with the proceeds from the Offering and borrowings under the credit facility. APC, which has 15 facilities, designs and manufactures frames, frame components, engine cradles, suspension components and modules for the North American automotive and heavy truck industries. This acquisition has been accounted for using the purchase method of accounting and, accordingly, APC's assets and liabilities have been recorded at fair value as of the acquisition date, with the excess purchase price recorded as goodwill. Additional purchase liabilities recorded included approximately $19.1 million for costs associated with the shutdown and consolidation of certain acquired facilities and $8.9 million for general and payroll related costs primarily for planned employee termination activities. At September 30, 1998, liabilities of approximately $18.5 million for facility-related costs and $4.1 million in excess payroll costs remained on the condensed consolidated balance sheet.

The Company financed the cash portion of the May 1996 acquisition of MSTI through the issuance of two series of senior notes having an aggregate principal amount of $65 million. The senior notes were retired in connection with the Offering and the new revolving credit facility described above. In connection with the retirement, the Company paid prepayment penalties and wrote off deferred financing costs which resulted in an extraordinary loss, net of income taxes, of approximately $2.4 million.

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

On June 9, 1998, Tower Automotive Capital Trust (the "Issuer"), a wholly owned statutory business trust of the Company, completed the offering of $258.8 million of its 63/4% Trust Convertible Preferred Securities ("Preferred Securities"), resulting in net proceeds of approximately $251.3 million. The Preferred Securities are redeemable, in whole or in part, on or after June 30, 2001 and all Preferred Securities must be redeemed no later than June 30, 2018. The Preferred Securities are convertible, at the option of the holder, into common stock of the Company at a rate of 1.6280 shares of common stock for each Preferred Security, which is equivalent to a conversion price of $30.713 per share. The net proceeds of the offering were used to repay outstanding indebtedness. Minority interest reflected in the accompanying condensed consolidated statements of operations represents dividends on the Preferred Securities at a rate of 63/4%, net of income tax benefits at the Company's incremental tax rate of 40%.

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

On August 31, 1998, the Company sold its hinge business (the "Hinge Business") to Dura Automotive Systems, Inc. for net proceeds of approximately $35.6 million which approximated the book value of the net assets sold. The net proceeds were used to repay outstanding indebtedness under the revolving credit facility.

During the nine months ended September 30, 1998, the Company generated $123.4 million of cash from operations as compared to $56.6 million 1997. Cash provided by net income, depreciation and amortization of $125.8 million in 1998 and $59.3 million 1997, was partially offset by an increase in working capital requirements of $2.3 million and $5.2 million, respectively.

Net cash used in investing activities was $198.3 million during the nine months ended September 30, 1998 as compared to $861.2 million in 1997. Net capital expenditures totaled $122.3 million in 1998 primarily for equipment and dedicated tooling purchases related to new or replacement programs with an additional $116.8 million spent for the acquisitions of IMAR and OSLAMT and the investment in Caterina. These cash uses were offset by $35.6 million in proceeds from the sale of the Hinge Business. This compares with net capital expenditures of $81.7 million and $782.4 million spent on the acquisitions of APC and SIMES and the investment in Metalsa for the nine months ended September 30, 1997.

Net cash provided by financing activities totaled $75.0 million for the nine months ended September 30, 1998 compared with $775.8 million in 1997. Approximately $72.4 million of cash was provided through net borrowings and proceeds from the issuance of the Preferred Securities in June 1998.

At September 30, 1998, the Company had unused borrowing capacity of $299.1 million, under its most restrictive debt covenant. The Company believes the borrowing availability under its credit agreement, together with funds generated by operations, should provide liquidity and capital resources to pursue its business strategy for the foreseeable future, with respect to working capital, capital expenditures, and other operating needs. The Company estimates its 1999 capital expenditures will approximate $140 million. Under present conditions, management does not believe access to funds will restrict its ability to pursue its acquisition strategy.

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

YEAR 2000

The Company is currently working to resolve the potential impact of the year 2000 on the processing of time-sensitive information by the Company's computerized information systems. Any of the Company's programs that have time-sensitive software may recognize the year "00" as 1900 rather than the year 2000. This could result in miscalculations, classification errors or system failures.

While the Company's various operations are at different stages of Year 2000 readiness, the Company has nearly completed its global product review. Based on the information available to date, the Company does not anticipate any significant readiness problems with respect to its products.

Most of the Company's facilities have completed the inventory and assessment of their internal information technology ("IT") and non-IT systems (including business, operating and factory floor systems) and are working on remediation, as appropriate, for these systems. Those facilities that have not yet completed this process are expected to be finished by the end of 1998. The remediation may include repair, replacement, upgrading, or retirement of specific systems and components, with priorities based on a business risk assessment. The Company expects that remediation activities for its internal systems will be completed during the second quarter of 1999, and contingency plans, as needed, before the end of the year.

The most reasonable likely worst case scenario that the Company currently anticipates with respect to Year 2000 is the failure of some of its suppliers, including utilities suppliers, to be ready. This could cause a temporary interruption of materials or services that the Company needs to make its products, which could result in delayed shipments to customers and lost sales and profits for the Company. As the critical supplier assessments are completed, the Company will develop contingency plans, as necessary, to address the risks which are identified. Although such plans have not been developed yet, they might include resourcing materials or building inventory banks.

The Company has spent approximately $1.0 million on Year 2000 activities to date and anticipates that it will incur additional future costs not to exceed $5.0 million in total in addressing Year 2000 issues.

The outcome of the Company's Year 2000 program is subject to a number of risks and uncertainties, some of which (such as the availability of qualified computer personnel and the Year 2000 responses of third parties) are beyond its control. Therefore, there can be no assurances that the Company will not incur material remediation costs beyond the above anticipated future costs, or that the Company's business, financial condition, or results of operations will not be significantly impacted if Year 2000 problems with its systems, or with the products or systems of other parties with whom it does business, are not resolved in a timely manner.

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

In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for the years beginning after September 15, 1999. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet quantified the impact of adopting SFAS No. 133 and has not yet determined the timing or method of adoption.

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q, the words "anticipate," "believe," "estimate," "expect," "intends," and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside the control of the Company, such as risks relating to: (i) the degree to which the Company is leveraged;
(ii) the Company's reliance on major customers and selected models; (iii) the cyclicality and seasonality of the automotive market; (iv) the failure to realize the benefits of recent acquisitions and joint ventures; (v) obtaining new business on new and redesigned models; (vi) the Company's ability to continue to implement its acquisition strategy; and (vii) the highly competitive nature of the automotive supply industry. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements.

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

          None

Item 5.   Other Information:

          None

Item 6.   Exhibits and Reports on Form 8-K:

          (a) Exhibits:

              12.1 Statement and Computation of Ratio of Earnings to Fixed Charges.
              27.1   Financial Data Schedule.

          (b) During the quarter for which this report is filed, the Company filed the following Form 8-K Current Reports with the Securities and Exchange Commission:

              1. The Company's Current Report on Form 8-K, dated October 16, 1998 (Commission File No. 1-12733).
              2. The Company's Current Report on Form 8-K, dated April 18, 1997, as amended by the Company's Amendment No. 1 to Form 8-K/A, filed with the Commission on October 19, 1998 (Commission File No. 1-12733).

                                     SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TOWER AUTOMOTIVE, INC.


Date:  November 13, 1998                By /s/ Anthony A. Barone
                                           -----------------------------
                                           Anthony A. Barone
                                           Vice President, Chief Financial
                                            Officer
                                           (principal accounting and financial
                                            officer)