Form 10-K
period 1998-12-31
TOWER AUTOMOTIVE INC
filed 1999-03-31
CIK 925548

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended:                         Commission file number:
     DECEMBER 31, 1998                                     1-12733

                  ---------------------------------------------

                             TOWER AUTOMOTIVE, INC.
             (Exact name of Registrant as specified in its charter)

        DELAWARE                                       41-1746238
   (State of Incorporation)                (I.R.S. Employer Identification No.)

        4508 IDS CENTER
     MINNEAPOLIS, MINNESOTA                                    55402
      (Address of Principal                                 (Zip Code)
      Executive Offices)

       Registrant's telephone number, including area code: (612) 342-2310

                  ---------------------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share

                  ---------------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     As of March 24, 1999, 46,645,964 shares of Common Stock of the Registrant were outstanding and the aggregate market value of the Common Stock of the Registrant (based upon the last reported sale price of the Common Stock at that date by the New York Stock Exchange), excluding shares owned beneficially by affiliates, was approximately $812,007,000.

Information required by Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its annual meeting to be held May 25, 1999 (the "1999 Proxy Statement").

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             TOWER AUTOMOTIVE, INC.

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


PART I

         Item 1.    Business
         Item 2.    Properties
         Item 3.    Legal Proceedings
         Item 4.    Submission of Matters to a Vote of Security Holders

PART II

         Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters
         Item 6.    Selected Financial Data
         Item 7.    Management's Discussion and Analysis of Results of Operations and
                    Financial Condition
         Item 7A.   Quantitative and Qualitative Disclosures about Market Risk
         Item 8.    Financial Statements and Supplementary Data
         Item 9.    Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure

PART III

         Item 10.   Directors and Executive Officers of the Registrant
         Item 11.   Executive Compensation
         Item 12.   Security Ownership of Certain Beneficial Owners and Management
         Item 13.   Certain Relationships and Related Transactions

PART IV

         Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K


                                     PART I

ITEM 1.  BUSINESS

     (a)  GENERAL DEVELOPMENT OF BUSINESS

     BACKGROUND OF COMPANY

     Tower Automotive, Inc. and its subsidiaries (collectively referred to as the "Company" or "Tower Automotive") is a leading designer and producer of structural components and assemblies used by the major automotive original equipment manufacturers ("OEMs"), including Ford, Chrysler, General Motors, Honda, Toyota, Nissan, Auto Alliance, Fiat, BMW, Volkswagen and Mercedes. The Company's current products include large structural stampings and assemblies, such as body pillars, full frame assemblies, chassis, suspension and floor pan components and engineered assemblies, such as hood and deck lid hinges and brake components. The Company believes it is the largest independent supplier of structural components and assemblies to the automotive market (based on net revenues).

     Since its inception in April 1993, the Company's revenues have grown rapidly through a focused strategy of internal growth and a highly disciplined acquisition program. During the last five years, the Company has successfully completed seven acquisitions and established joint ventures in Mexico and Brazil. As a result of such acquisitions and internal growth, the Company's revenues have increased from approximately $86 million in 1993 to approximately $1.8 billion in 1998, representing a compound annual growth rate of approximately 83%. The Company's North American content per vehicle has increased from $6.23 in 1993 to $112.62 in 1998.

     The Company operates in the large and highly fragmented structural segment of the automotive supply industry, which has continued to undergo significant consolidation. In order to lower costs and improve quality, OEMs are reducing their supplier base by awarding sole-source contracts to full-service suppliers who are able to supply larger portions of a vehicle on a global basis. OEMs' criteria for supplier selection include not only cost, quality and responsiveness, but also full-service design, engineering and program management capabilities. OEMs are increasingly seeking suppliers capable of providing complete systems or modules rather than suppliers who only provide separate component parts. In addition, OEMs are increasingly requiring their suppliers to have the capability to design and manufacture their products in multiple geographic markets. As a full-service supplier with strong OEM relationships, the Company expects to continue to benefit from these trends within the structural segment of the automotive supply industry.

     The Company was formed to acquire R.J. Tower Corporation (the "Predecessor" or "R.J. Tower"), the acquisition of which was completed in April 1993 for an aggregate cost of approximately $26 million. Since April 1993, the Company has successfully completed seven strategic acquisitions and established two joint ventures.

     IMAR AND OSLAMT. In July 1998, the Company acquired IMAR s.r.l. ("IMAR") and OSLAMT S.p.A. ("OSLAMT"). IMAR designs and manufactures structural parts and assemblies from two facilities in Italy, primarily for Fiat. OSLAMT designs and manufactures tools and assemblies for the automotive market from its facility in Turin, Italy. The purchase price consisted of approximately $32.5 million cash plus the assumption of approximately $17 million of indebtedness with an additional amount of up to $15 million payable if IMAR achieves certain operating targets.

     CATERINA. In March 1998, the Company acquired a 40 percent equity interest in Metalurgica Caterina S.A. ("Caterina"), a supplier of structural stampings and assemblies to the Brazilian automotive market. This investment (i) provided the Company with a substantial manufacturing presence in one of the fastest growing automotive markets in the world and (ii) added Volkswagen and Mercedes as new customers. The Company has the option through the first quarter of 2000 to purchase the remaining 60 percent equity interest in Caterina. The Company paid approximately $48 million for its initial equity interest.

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

     SIMES. In May 1997, the Company acquired Societa Industria Meccanica e Stampaggio S.p.A. ("SIMES"), an Italian automotive parts manufacturer, for approximately $50.7 million in cash, plus up to an additional $3.0 million if SIMES achieves certain operating targets following the acquisition. The acquisition of SIMES (i) significantly expanded the Company's global capabilities by providing the Company with a manufacturing presence in Europe,
(ii) added Fiat as a new customer and (iii) enhanced the Company's design and engineering capabilities. SIMES generated revenues of approximately $70.0 million during its last fiscal year, with Fiat representing substantially all of such revenues.

     APC. In April 1997, the Company acquired Automotive Products Company ("APC") from A.O. Smith Corporation for approximately $700 million in cash. APC is a leading designer and producer of structural and suspension components for the automotive, light truck and heavy truck markets. The Company believes that the acquisition of APC provided it with several strategic benefits, including:
(i) expanded product offerings and modular product opportunities; (ii) increased customer penetration within each of the three major North American OEMs and within certain foreign OEMs with manufacturing operations in North America ("Transplants"); (iii) increased penetration in the light truck segment and other key models; (iv) complementary new technology; (v) opportunities to reduce costs and improve operational efficiency; and (vi) an expanded presence in China, Japan and South America, which complemented the Company's current European initiatives to provide expanded global production capabilities for both North American and international OEMs. APC had revenues of $863.0 million in 1996.

     MSTI. In May 1996, the Company acquired MascoTech Stamping Technologies, Inc. ("MSTI") from MascoTech, Inc. ("MascoTech") for approximately $79 million, plus additional earn-out payments if certain operating targets are achieved by the MSTI facilities in the first three years following the acquisition. The MSTI acquisition: (i) expanded the Company's product capabilities into chassis and suspension components; (ii) provided chassis and suspension technology as well as value-added processing technologies including assembling, painting and welding; and (iii) increased the Company's content per vehicle on key light truck and sport utility vehicles such as the Ford F-Series, Explorer and Windstar and the Chrysler Ram and Dakota as well as on high volume passenger cars such as the Ford Taurus/Sable. MSTI had revenues of $152.9 million in 1995.

     TRYLON. In January 1996, the Company acquired Trylon Corporation ("Trylon") from MascoTech for approximately $25 million in cash. The acquisition of Trylon:
(i) broadened the Company's product offerings to include small, precision metal stampings and assemblies, which were previously outsourced to third parties;
(ii) established a relationship between the Company and General Motors; and
(iii) increased content on Ford models, primarily the Villager. Trylon generated $47.9 million in revenues in 1995.

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

     HINGE BUSINESS. In August 1998, the Company sold its hinge business to Dura Automotive Systems, Inc. for net proceeds of approximately $36.9 million which approximated the book value of the net assets sold. The net proceeds were used to repay outstanding indebtedness under the revolving credit facility.

     The Company completed an initial public offering (the "IPO") of its Common Stock in August 1994, the sale of an additional 4,465,800 shares in June 1996 and an additional 17,000,000 shares in April 1997. The Company's principal executive offices are located at 4508 IDS Center, Minneapolis, Minnesota 55402, and its telephone number is (612) 342-2310.

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

     PURSUIT OF "WORLD CAR" OPPORTUNITIES. The Company has been working closely with certain customers on the development of "world cars," which are designed by OEMs in one vehicle center to a single global standard but produced and sold in different geographic markets. Suppliers for a specific "world car" are often required to provide their products on a worldwide basis. The Company believes that it has a competitive advantage in potentially supplying certain world cars given its international presence, full-service capabilities and existing position as a leading supplier on the Ford Focus and DEW98 luxury car, as well as on other existing vehicle platforms which may eventually evolve into world cars.

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

     STRUCTURAL COMPONENTS. The Company's structural component products form the basic upper body structure of the vehicle and include large metal stampings such as body pillars, roof rails, side sills, parcel shelves and intrusion beams. The Company expanded its product offerings to include structural component products that form the basic lower body structure of the vehicle such as light truck frames, automotive engine cradles and heavy truck frame rails. Critical to the strength and safety of vehicles, structural products carry the load of the vehicle and provide crash integrity.

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

     ENGINEERED ASSEMBLIES. The Company's current engineered assemblies include a broad array of highly engineered parts such as brake components and fuel filter assemblies. Such engineered assemblies are a natural extension to the Company's other products in that they are attached to both structural and suspension components.

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

     CUSTOMERS AND MARKETING

     The North American automotive market is dominated by General Motors, Ford and Chrysler, with Transplants representing approximately 22% of this market in 1998. The Company currently supplies its products primarily to Ford, DaimlerChrysler, General Motors, Honda, Toyota, Nissan, Auto Alliance, Fiat, BMW and Volkswagen.

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


         Customer                                Car Models                                      Truck Models
----------------------------  --------------------------------------------------   ------------------------------------------
Ford                          Taurus/Sable, Contour/Mystique, Mustang,             Explorer, Ranger, F-Series, Econoline,
                              Escort, Crown Victoria, Grand Marquis,               Villager, Windstar, Medium Trucks,
                              Probe, Continental                                   Expedition/Navigator
Chrysler                      Concorde/Intrepid, Neon, Viper,                      Ram Pick-up, Dakota, Grand
                              Stratus/Cirrus/Breeze                                Cherokee, Voyager, Caravan,
                                                                                   Ram Van, Wrangler, Durango
General Motors                Cavalier, Sunfire, Grand Am, Lumina, Grand           C/K Pick-up, Blazer, Chevy Van,
                              Prix                                                 Suburban, Tahoe, Yukon, Astro,
                                                                                   Safari
Honda                         Accord, Civic, Acura Integra
Mazda                         626,MX6
Toyota                        Avalon, Camry                                        Sienna
Nissan                        Sentra                                               Quest, Pick-up
Isuzu                                                                              Rodeo, Amigo
Fiat                          Marea, Punto, Bravo
Volkswagen                    Jetta


     Most of the parts the Company produces have a lead time of two to five years from product development to production. See "Design and Engineering Support." The selling prices of these products are generally negotiated between the Company and its customers and are typically not subject to a competitive bid process.

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

     COMPETITION

     The Company operates in a highly competitive, fragmented market segment of the automotive supply industry, with a limited number of competitors generating revenues in excess of $200 million. The number of the Company's competitors has decreased in recent years and is expected to continue to decrease due to the supplier consolidation resulting from changing OEM policies. The Company's largest competitors include The Budd Company, a subsidiary of Knupp-Thyssen AG ("Budd"), Magna International, Inc. ("Magna"), Dana Corporation, Midway Products Corp., Modern Tool & Die Co., L&W Engineering, Midland Corporation and divisions of OEMs with internal stamping and assembly operations, all of which have substantial financial resources. The Company competes with Magna across most of the Company's product lines, and with its other significant competitors in various segments of its product lines. For example, the Company competes with Budd for large stampings, while it competes with Aetna Industries, Active Tool & Die Co., AG Simpson Ltd., Oxford Automotive, Inc. and L&W Engineering for medium-size structural stampings.

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

     SUPPLIERS AND RAW MATERIALS

     The primary raw material used to produce the majority of the Company's products is steel. The Company purchases hot and cold rolled, galvanized, organically coated, stainless and aluminized steel from a variety of suppliers. The Company employs just-in-time manufacturing and sourcing systems enabling it to meet customer requirements for faster deliveries while minimizing its need to carry significant inventory levels. The Company has not experienced any significant shortages of raw materials and normally does not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules. Raw material costs represented approximately 49% of the Company's revenues in 1998.

     Ford, Honda and Chrysler currently purchase all of the steel used by the Company for their models directly from steel producers. As a result, the Company has minimal exposure to changes in steel prices for parts supplied to Ford, Honda and Chrysler, which collectively represented 69% of the Company's revenues in 1998.

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

     EMPLOYEES

     As of December 31, 1998, the Company had approximately 9,000 employees, of whom approximately 5,413 are covered under collective bargaining agreements. These collective bargaining agreements expire between 1999 and 2003. The Company believes that its future success will depend in part on its ability to continue to recruit, retain and motivate qualified personnel at all levels of the Company. The Company has instituted a large number of employee programs to increase employee morale and expand the employees' participation in the Company's business. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

     (b)  DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     All statements, other than statements of historical fact, included in this Form 10-K or incorporated by reference herein, including without limitation the statements under "Business" are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). When used in this Form 10-K, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside the control of the Company, such as risks relating to: (i) the degree to which the Company is leveraged; (ii) the Company's reliance on major customers and selected models; (iii) the cyclicality and seasonality of the automotive market; (iv) the failure to realize the benefits of recent acquisitions and joint ventures; (v) obtaining new business on new and redesigned models; (vi) the Company's ability to continue to implement its acquisition strategy; (vii) the highly competitive nature of the automotive supply industry; and (viii) such other factors noted in this Form 10-K with respect to the Company's businesses. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements.

ITEM 2. PROPERTIES

     FACILITIES

     The following table provides information regarding Tower Automotive's principal facilities. The Company maintains several manufacturing facilities located in close proximity to many of the high-volume vehicle assembly plants of its customers. The Company's facilities are geographically located in such a way as to enable the Company to optimize its management and logistical capabilities on a regional basis.


                                       SQUARE        TYPE OF
            LOCATION                  FOOTAGE        INTEREST              DESCRIPTION OF USE
---------------------------------   -------------  -------------   -----------------------------------
Milwaukee, Wisconsin                   3,527,000      Owned        Manufacturing
Milan, Tennessee                         533,000      Owned        Manufacturing
Granite City, Illinois                   458,000      Owned        Manufacturing
Turin, Italy (3 locations)               315,000      Owned        Manufacturing
Bardstown, Kentucky                      240,000      Owned        Manufacturing
Kalamazoo, Michigan                      222,000      Mixed        Manufacturing/Warehouse/Office
   (2 locations)
Plymouth, Michigan                       221,000      Leased       Manufacturing
Traverse City, Michigan                  220,000      Owned        Manufacturing
  (4 locations)
Roanoke, Virginia                        185,000      Owned        Manufacturing
Greenville, Michigan                     160,000      Owned        Manufacturing/Office
Corydon, Indiana                         155,000      Leased       Manufacturing
Rockford, Illinois                       140,000      Leased       Manufacturing
Auburn, Indiana                          132,000      Owned        Manufacturing/Office
Kendallville, Indiana                    132,000      Owned        Manufacturing
Bluffton, Ohio                           102,000      Owned        Manufacturing
Rochester Hills, Michigan                 89,000      Leased       Office/Engineering/Design
Belcamp, Maryland                         68,000      Owned        Manufacturing
Bellevue, Ohio                            66,000      Owned        Manufacturing
Upper Sandusky, Ohio                      56,000      Owned        Manufacturing
Farmington Hills, Michigan                47,000      Leased       Engineering/Design/Sales
Fenton, Missouri                          40,000      Leased       Warehouse
Barrie, Ontario                           40,000      Leased       Manufacturing
Bowling Green, Kentucky                   39,000      Owned        Manufacturing
Grand Rapids, Michigan                    23,000      Leased       Operating Headquarters
Minneapolis, Minnesota                     5,700      Leased       Corporate Headquarters
Yokohama, Japan                              800      Leased       Sales
Changchun, China                         140,500    Leased(1)      Manufacturing


---------------------------------
(1) Facility is leased by a joint venture in which the Company holds a 60% equity interest.

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

     ENVIRONMENTAL MATTERS

     The Company believes it conducts its operations in substantial compliance with applicable environmental and occupational health and safety laws. The Company does not expect to incur material capital expenditures for environmental compliance during its current or succeeding fiscal year. However, as is the case with manufacturers in general, if a release of hazardous substances occurs on or from the Company's properties or at any associated offsite disposal location, if contamination from prior activities is discovered at any of the Company's properties or if non-compliance with environmental regulations or permits is discovered, the Company may be held liable and the amount of such liability could be material. In connection with the acquisition of Trylon, MascoTech agreed to indemnify the Company for all losses (including reasonable legal expenses) resulting from: (i) a breach of its representation set forth in the acquisition agreement relating to environmental and safety matters (to the extent that such breach results in a claim being made within five years after the acquisition and subject to a $500,000 cap); and (ii) each known environmental condition identified on a schedule to the acquisition agreement, including the replacement of underground storage tanks at the Traverse City facilities. In connection with the acquisition of MSTI, MascoTech agreed to indemnify the Company for all losses (including reasonable legal expenses) resulting from: (i) a breach of its representation set forth in the acquisition agreement relating to environmental an safety matters (to the extent that such breach results in a claim being made within five years after the acquisition and subject to a $1.5 million threshold for all losses resulting from breaches of representation and warranties contained in the acquisition agreement); (ii) MSTI's non-compliance with applicable federal, state, local and foreign statutes, regulations, ordinances and similar provisions have the force or effect of law, judicial orders and common law concerning public health and safety, worker health and safety and pollution or protection of the environment prior to the acquisition; and (iii) any remediation that may be required at the Kendallville facility.

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

     There were no matters submitted to a vote of Stockholders during the fourth quarter of 1998.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock has traded on the New York Stock Exchange under the symbol TWR since February 19, 1997. Prior to February 19, 1997, the Common Stock traded on the Nasdaq National Market under the symbol TWER. The following table sets forth, for the periods indicated, the low and high closing sale prices for Common Stock as reported on the New York Stock Exchange and Nasdaq National
Market:


         1997                                           Low                      High
         -----                                          ---                      ----
         First Quarter                                 14 7/8                   22 17/32
         Second Quarter                                16 7/8                   21 1/2
         Third Quarter                                 19 7/16                  23 1/8
         Fourth Quarter                                18 3/32                  24 9/32

         1998
         -----
         First Quarter                                 17                       23 27/32
         Second Quarter                                20 31/32                 27 1/8
         Third Quarter                                 15 13/16                 24 13/16
         Fourth Quarter                                16 3/16                  25 1/16


ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data for Tower Automotive presented below for and as of the end of each of the years in the five-year period ended December 31, 1998, is derived from Tower Automotive, Inc.'s Consolidated Financial Statements which have been audited by Arthur Andersen LLP, independent public accountants. The consolidated financial statements at December 31, 1997 and 1998 and for each of the three years in the period ended December 31, 1998 and the report of independent public accountants thereon are included elsewhere in this report. The consolidated financial statements at and for the years ended December 31, 1994, 1995 and 1996 are not included herein. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and Tower Automotive's Consolidated Financial Statements and Notes to Consolidated Financial Statements, included elsewhere in this report.


                                                                YEARS ENDED DECEMBER 31,
                                       ----------------------------------------------------------------------------
                                            1994            1995           1996          1997            1998
                                            ----            ----           ----          ----            ----
INCOME STATEMENT DATA:
Revenues                                 $165,526        $222,801        $399,925       $1,235,829      $1,836,479
Cost of sales                             142,986         185,388         338,290        1,058,720       1,562,167
S,G & A expense                             7,435          14,308          20,004           57,869          85,169
Amortization expense                          803           1,185           2,191            9,537          13,472
Operating income                           14,302          21,920          39,440          109,703         175,671
Interest expense, net                       1,899           1,799           5,103           28,962          40,318
Provision for income taxes                  5,042           8,050          13,700           32,290          54,143
Net income                                  7,361          12,071          20,637           46,244          88,040
--------------------------------------------------------------------------------------------------------------------
Basic earnings per share                  $  0.47        $   0.56        $   0.81       $     1.14      $     1.91
Diluted earnings per share                $  0.43        $   0.52        $   0.77       $     1.09      $     1.68


                                          Dec. 31,        Dec. 31,
                                            1997            1998
                                            ----            ----
BALANCE SHEET DATA:
Working capital                          $  140,592       $  106,936
Total assets                              1,680,088        1,936,167
Long-term debt                              743,934          542,349
Stockholders' investment                    515,279          606,796



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     This discussion should be read in conjunction with Tower Automotive's Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this report.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED DECEMBER 31,
1997

REVENUES. Revenues for the year ended December 31, 1998 were $1.8 billion, a 48.6% increase, compared to $1.2 billion for the year ended December 31, 1997. The increase is due to the acquisitions of Automotive Products Company ("APC") in April 1997, Societa Meccanica e Stampaggio S.p.A. ("SIMES") in May 1997 and IMAR, s.r.l. ("IMAR") and OSLAMT S.p.A. ("OSLAMT") in July 1998, which totaled approximately $352.9 million, and new business awards, which totaled approximately $310.5 million, including business relating to the Ford Ranger, Explorer, F-Series and Econoline, Dodge Durango, Dakota and Ram Club Cab pick-ups, Honda Accord and the Chrysler LH line. These increases were offset by a decline in production of certain models served by the Company of approximately $38.7 million. In addition, the General Motors strike had the effect of reducing revenues by approximately $24.7 million during 1998.

COST OF SALES. Cost of sales as a percentage of revenues for the year ended December 31, 1998 was 85.1% compared to 85.7% for the year ended December 31, 1997. The increase in gross margin was due to operating efficiencies and productivity initiatives of approximately $12.6 million implemented particularly at certain of the Company's business units acquired from A.O. Smith Corporation in 1997 as well as increased production volumes on models served by the Company. These increases were partially offset by a higher proportion of components purchased from outside suppliers as a result of the APC acquisition and launch costs associated with new business totaling approximately $1.8 million.

S, G & A EXPENSES. Selling, general and administrative expenses increased to $85.2 million, or 4.6% of revenues, for the year ended December 31, 1998 compared to $57.9 million, or 4.7% of revenues, for the year ended December 31, 1997. Approximately $4.8 million of the increase relates to a charge taken to mark to market an interest rate agreement. The remaining increase was due primarily to incremental costs associated with the Company's acquisitions of APC, SIMES, IMAR and OSLAMT as well as increased engineering and program development costs related to new business.

AMORTIZATION EXPENSE. Amortization expense for the year ended December 31, 1998 was $13.5 million compared to $9.5 million for the year ended December 31, 1997. The increase was due to amortization related to the costs associated with (i) the July 1997 sale of $200 million of 5% Convertible Subordinated Notes (the "Notes"), (ii) the June 1998 offering of $258.8 million of 6 3/4% Trust Convertible Preferred Securities ("Preferred Securities") and incremental goodwill amortization related to the acquisitions of APC, SIMES, IMAR and OSLAMT.

INTEREST EXPENSE. Interest expense for the year ended December 31, 1998 was $40.3 million compared to $29.0 million for the year ended December 31, 1997. Interest expense was affected by (i) increased borrowings incurred to fund the acquisitions of APC, SIMES, IMAR and OSLAMT, (ii) increased borrowings incurred to fund the Company's investments in its joint venture interests in Metalsa S. de R.L. ("Metalsa") in October 1997 and Metalurgica Caterina S.A. ("Caterina") in March 1998, (iii) more favorable terms related to the Company's borrowings under the credit agreement entered into in April 1997, (iv) the proceeds from the April 1997 offering of 17,000,000 shares of Common Stock at $17.50 per share (the "Offering"), (v) the proceeds from the July 1997 sale of the Notes and (vi) the proceeds from the June 1998 offering of Preferred Securities.

INCOME TAXES. The effective income tax rate was 40% for the year ended December 31, 1998 and 39.9% for the year ended December 31, 1997. The effective rates differed from the statutory rates primarily as a result of state taxes and non-deductible goodwill amortization.

EQUITY IN EARNINGS OF JOINT VENTURES. Equity in earnings of joint ventures for the year ended December 31, 1998 represents the Company's share of the earnings from its joint venture interests in Metalsa and Caterina and from Tower Golden Ring.

MINORITY INTEREST. Minority interest for the year ended December 31, 1998 represents dividends, net of income tax benefits, on the Preferred Securities.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER 31,
1996

REVENUES. Revenues for the year ended December 31, 1997 increased by $835.9 million to $1.2 billion compared to $399.9 million for the year ended December 31, 1996. Approximately $803.9 million of the increase in revenues over 1996 is attributable to the acquisitions of MascoTech Stamping Technologies, Inc. ("MSTI") in May 1996, APC and SIMES. The remaining increase is due to new business awarded to the Company, including business relating to the Ford Escort, Econoline and Expedition, Dodge Durango, Dakota and Ram Club Cab pick-ups and Toyota Camry.

COST OF SALES. Cost of sales as a percentage of revenues for the year ended December 31, 1997 was 85.7% compared to 84.6% for the year ended December 31, 1996. The decrease in gross margin was due to a higher proportion of components purchased from outside suppliers as a result of the MSTI and APC acquisitions and launch costs associated with new business. These decreases were partially offset by operating efficiencies and enhanced productivity.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $57.9 million, or 4.7% of revenues, for the year ended December 31, 1997 compared to $20.0 million, or 5.0% of revenues, for the year ended December 31, 1996. The increased expense was due primarily to incremental costs associated with the Company's acquisitions of MSTI in 1996 and APC and SIMES in 1997.

AMORTIZATION EXPENSE. Amortization expense for the year ended December 31, 1997 was $9.5 million compared to $2.2 million for the year ended December 31, 1996. The increase was due to incremental goodwill amortization related to the acquisitions of MSTI, APC and SIMES.

INTEREST EXPENSE. Interest expense for the year ended December 31, 1997 was $29.0 million and $5.1 million for the year ended December 31, 1996. Interest expense was affected by increased borrowings incurred to fund the acquisitions of MSTI, APC and SIMES, offset by more favorable terms related to the Company's borrowings under the new credit agreement entered into in April 1997, the application of the proceeds from the June 1996 offering of 4,465,800 shares of common stock at $12.25 per share, the proceeds from the April 1997 offering of 17,000,000 shares of Common Stock at $17.50 per share and the proceeds from the July 1997 sale of the Notes. In addition, interest expense for the year ended December 31, 1997 includes a $2 million non-cash charge related to the recognition of a loss position on an interest rate contract.

INCOME TAXES. The effective income tax rate was 39.9% for the years ended December 31, 1997 and 1996. The effective rates differed from the statutory rates primarily as a result of state taxes and non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a credit agreement which includes a revolving credit facility that provides for borrowings of up to $750 million on an unsecured basis, with a letter of credit sublimit of $75 million. In addition, under the terms of the credit facility, the equivalent of up to $85 million in borrowings can be denominated in foreign currency. As of December 31, 1998, approximately $68 million of the outstanding borrowings are denominated in Italian lira. The amount available under the revolving credit facility reduces to $675 million in April 2000, $600 million in April 2001 and $500 million in April 2002. The credit agreement has a final maturity of April 2003. Interest on the credit facility is at the prime rate or LIBOR plus a margin ranging from 17 to 50 basis points depending upon the ratio of the consolidated indebtedness of the Company to its total capitalization. The weighted average interest rate for such borrowings was 6.8% for the year ended December 31, 1998.

The credit agreement requires the Company to meet certain financial tests, including but not limited to a minimum interest coverage, maximum debt/capital, maximum leverage and maximum senior leverage ratio as detailed below. As of December 31, 1998 and 1997, the Company was in compliance with all debt covenants.


                           INTEREST COVERAGE     DEBT/CAPITAL          LEVERAGE          SENIOR LEVERAGE
        PERIODS                RATIO (1)          RATIO (2)           RATIO (3)             RATIO (4)
        -------                ---------          ---------           ---------             ---------
4/18/97 - 12/30/1998         2.50 to 1.00            65%             4.50 to 1.00          3.50 to 1.00
12/31/98 - 12/30/1999        2.50 to 1.00            60%             4.50 to 1.00          3.50 to 1.00
12/31/99 - 12/30/2000        2.75 to 1.00            55%             4.25 to 1.00          3.25 to 1.00
12/31/2000 - thereafter      3.00 to 1.00            50%             4.00 to 1.00          3.00 to 1.00


-------------------------

(1) Interest Coverage Ratio means the ratio of EBIT (as defined) to consolidated interest expense.

(2) Debt/Capital Ratio means the ratio of total indebtedness of the Company to the sum of the Company's stockholders' investment plus total indebtedness of the Company.

(3) Leverage Ratio means the ratio of total indebtedness of the Company to EBITDA (as defined).

(4) Senior Leverage Ratio means the ratio of total indebtedness of the Company, excluding subordinated indebtedness and the Convertible Notes and Debentures, to EBITDA (as defined).

The credit agreement also contains certain negative covenants that restrict, among other things, the ability of the Company to: (i) incur any liens and other encumbrances; (ii) sell, assign, lease or transfer assets; (iii) consolidate or merge with another person; (iv) make loan or make any investment in any person;
(v) incur any additional indebtedness; (vi) engage in transactions with affiliates; (vii) incur any contingent obligations; (viii) enter into any joint venture; (ix) enter into any obligations for the payment of rent for any property under a lease or agreement to lease; declare or make any dividend payment or other distribution of assets, properties, cash, rights, obligations or securities on account of any shares of its capital stock, or purchase, redeem or otherwise acquire or retire for value any subordinated indebtedness or any shares of its capital stock; (x) engage in a prohibited transaction or violation of the fiduciary responsibility rules with respect to any employee benefit plan qualified under ERISA which has resulted or could reasonably be expected to result in liability in an aggregate amount in excess of 10% of the Company's tangible net worth; and (xi) engage in any material line of business substantially different from their existing lines of business.

The Company is party to interest rate swap contracts to hedge against interest rate exposures on certain floating-rate indebtedness. These contracts, which expire in November 2002, have the effect of converting the floating-rate interest related to a notional amount of $300 million of borrowings outstanding under the revolving credit facility into fixed-rate interest of approximately 6.75%. These interest rate swap contracts were entered into in order to balance the Company's fixed-rate and floating-rate debt portfolios. Under these interest rate swaps, the Company agrees with the other party to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. While the Company is exposed to credit loss on its interest rate swap in the event of nonperformance by the counterparty to such swap, management believes that such nonperfomance is unlikely to occur given the financial resources of the counterparty.

During the fourth quarter of 1997, the Company entered into an interest rate contract in a notional amount of $75 million in anticipation of financing that did not materialize. Accordingly, the Company has adjusted the interest contract to market as of December 31, 1998 and 1997. The write-down to fair value of approximately $6.4 million and $2.0 million, respectively, has been recorded as expense in the accompanying consolidated statements of operations. Subsequent to December 31, 1998, the Company settled the $75 million contract with a cash payment of approximately $7 million.

In certain instances, the Company is committed under existing agreements to supply product to its customers at selling prices which are not sufficient to cover the direct costs to produce such parts. The Company is obligated to supply these products to its customers for the life of the related vehicles, three to ten years. Accordingly, the Company recognizes losses at the time these losses are probable and reasonably estimable at an amount equal to the minimum amount necessary to fulfill its obligations to its customers. The reserves established in connection with these recognized losses are reversed as the product is shipped to the customers. Such amounts reversed during the years ended December 31, 1998, 1997 and 1996 were $9.7 million, $4.6 million and $3.5 million, respectively.

Effective July 1, 1998, the Company acquired IMAR and OSLAMT. IMAR designs and manufactures structural parts and assemblies from two facilities in Italy, primarily for Fiat. OSLAMT designs and manufactures tools and assemblies for the automotive market from its facility in Turin, Italy. The purchase price consisted of approximately $32.5 million in cash plus the assumption of approximately $17 million of indebtedness with an additional amount of up to $15 million payable if IMAR achieves certain operating targets following the acquisition.

On June 9, 1998, Tower Automotive Capital Trust (the "Issuer"), a wholly owned statutory business trust of the Company, completed the offering of $258.8 million of its 6 3/4% Preferred Securities, resulting in net proceeds of approximately $251.3 million. The Preferred Securities are redeemable, in whole or in part, on or after June 30, 2001 and all Preferred Securities must be redeemed no later than June 30, 2018. The Preferred Securities are convertible, at the option of the holder, into common stock of the Company at a rate of 1.6280 shares of common stock for each Preferred Security, which is equivalent to a conversion price of $30.713 per share. The net proceeds of the offering were used to repay outstanding indebtedness.

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

On March 11, 1998, the Company acquired a 40 percent equity interest in Caterina, a supplier of structural stampings and assemblies to the Brazilian automotive market. In addition, the Company has the right to acquire the remaining 60 percent of the equity of Caterina. The Company paid approximately $48 million for its initial equity interest. This investment added Volkswagen and Mercedes-Benz as new customers in Brazil.

On October 9, 1997, the Company completed an agreement to become a partner in Metalsa with Promotora de Empresas Zano, S.A. de C.V. ("Proeza"). Metalsa is the largest supplier of vehicle frames and structures in Mexico. Under the terms of the agreement, the Company acquired a 40 percent equity interest in Metalsa. In addition, the parties have entered into a technology sharing arrangement that will enable both companies to utilize the latest available product and process technology. Metalsa is headquartered in Monterrey, Mexico and has manufacturing facilities in Monterrey and San Luis Potosi, Mexico. Metalsa's customers include Chrysler, General Motors, Ford, Nissan and Mercedes-Benz. In connection with this agreement, the Company paid $120 million to Proeza, with an additional amount of up to $45 million payable based upon the net earnings of Metalsa in 1998, 1999 and 2000. The amount to be paid during the first quarter of 1999 related to the net earnings of Metalsa in 1998 is approximately $9.0 million. The investment in Metalsa was financed with proceeds from borrowings under the Company's revolving credit facility.

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

On April 18, 1997, the Company acquired APC, a division of A.O. Smith Corporation. The aggregate purchase price consisted of approximately $700 million in cash and was financed with the proceeds from the Offering and borrowings under the credit facility. APC designs and manufactures frames, frame components, engine cradles, suspension components and modules for the North American automotive and heavy truck industries. This acquisition has been accounted for using the purchase method of accounting and, accordingly, APC's assets and liabilities have been recorded at fair value as of the acquisition date, with the excess purchase price recorded as goodwill. Additional purchase liabilities recorded included approximately $19.1 million for costs associated with the shutdown and consolidation of certain acquired facilities and $8.9 million for general and payroll related costs primarily for planned employee termination activities. At December 31, 1998, liabilities of approximately $18.5 million for facility-related costs and $3.2 million in excess payroll costs remained on the consolidated balance sheets.

In connection with its May 1996 acquisition of MSTI, the Company financed the cash portion of the purchase price through the issuance of two series of senior notes having an aggregate principal amount of $65 million. The senior notes were retired in connection with the Offering and the new revolving credit facility described above. In connection with the retirement, the Company paid prepayment penalties and wrote off deferred financing costs which resulted in an extraordinary loss, net of income taxes, of approximately $2.4 million.

On August 31, 1998, the Company sold its hinge business (the "Hinge Business") to Dura Automotive Systems, Inc. for net proceeds of approximately $36.9 million which approximated the book value of the net assets sold. The net proceeds were used to repay outstanding indebtedness under the revolving credit facility.

During the year ended December 31, 1998, the Company generated $221.1 million of cash from operations as compared to $100.9 million 1997. Cash provided by net income, depreciation and amortization of $175.4 million in 1998 and $94.2 million 1997, was benefited by a decrease in working capital requirements of $7.8 million in 1998 and was partially offset by an increase in working capital requirements of $20.7 million in 1997.

Net cash used in investing activities was $267.4 million during the year ended December 31, 1998 as compared to $1.0 billion in 1997. Net capital expenditures totaled $185.1 million in 1998 primarily for equipment and dedicated tooling purchases related to new or replacement programs with an additional $124.4 million spent for the acquisitions of IMAR and OSLAMT, the investment in Caterina and the additional consideration paid to MascoTech during 1998. These cash uses were offset by $36.9 million in proceeds from the sale of the Hinge Business.

This compares with net capital expenditures of $117.4 million and $892.5 million spent on the acquisitions of APC and SIMES and the investment in Metalsa during 1997.

Net cash provided by financing activities totaled $49.7 million for the year ended December 31, 1998 compared with $866.4 million in 1997. Approximately $46.3 million of cash was provided through net borrowings and proceeds from the issuance of the Preferred Securities in June 1998.

At December 31, 1998, the Company had unused borrowing capacity of $465 million, under its most restrictive debt covenant. The Company believes the borrowing availability under its credit agreement, together with funds generated by operations, should provide liquidity and capital resources to pursue its business strategy for the foreseeable future, with respect to working capital, capital expenditures, and other operating needs. The Company estimates its 1999 capital expenditures will approximate $150 million. Under present conditions, management does not believe access to funds will restrict its ability to pursue its acquisition strategy.

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

MARKET RISK

The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company's policy is not to enter into derivatives or other financial instruments for trading or speculative purposes. The Company enters into financial instruments to manage and reduce the impact of changes in interest rates.

At December 31, 1998, Tower Automotive had debt totaling $560.5 million, interest rate swaps with a notional value of $300 million and an interest rate cap agreement with a notional amount of $75 million, which was settled subsequent to year-end with a cash payment of approximately $7 million. Interest rate swaps are entered into as a hedge of underlying debt instruments to effectively change the characteristics of the interest rate without actually changing the debt instrument. At December 31, 1998, the Company's interest rate swap agreements convert outstanding floating rate debt to fixed rate debt for a period of time. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

At December 31, 1998, the Company had fixed rate debt, after giving effect to the interest rate swap, of $500 million and variable rate debt of $60.5 million. Holding other variables constant (such as foreign exchange rates and debt levels) a one percentage point increase in interest rates would result in a net increase to the unrealized fair market value of the fixed rate debt by approximately $5.7 million. The pre-tax earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $605,000, holding other variables constant.

FOREIGN CURRENCY TRANSACTIONS

A portion of Tower Automotive's 1998 revenues was derived from manufacturing operations in Europe. The results of operations and financial position of the Company's operations in Europe are principally measured in its respective currency and translated into U.S. dollars. The effects of foreign currency fluctuations in Europe are somewhat mitigated by the fact that expenses are generally incurred in the same currency in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.

A portion of Tower Automotive's assets at December 31, 1998 is based in its foreign operations and is translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders' investment. Accordingly, the Company's consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

The Company's strategy for management of currency risk relies primarily upon conducting its operations in a country's respective currency and may, from time to time, engage in hedging programs intended to reduce the Company's exposure to currency fluctuations.

YEAR 2000

The Company is currently working to resolve the potential impact of the year 2000 ("Y2K") on the processing of date-sensitive information by the Company's computerized and embedded systems. Any of the Company's programs that have date-sensitive software may recognize the year "00" as 1900 rather than the year 2000. This could result in miscalculations, classification errors or system failures.

Based on the information available to date, none of the Company's products contain software or embedded date related logic. Therefore, the Company does not anticipate any significant readiness problems with respect to its products.

Most of the Company's facilities have completed the inventory and assessment of their internal information technology ("IT") and non-IT systems (including business, operating, facilities and factory floor systems). Much of the remediation required was completed during 1998. The remediation may include repair, replacement, upgrading or retirement of specific systems and components, with priorities based on a business risk assessment. The Company expects that remediation activities for its internal systems will be substantially completed during the second quarter of 1999, and contingency plans, as needed, will be completed before the end of 1999.

The Company is currently assessing Y2K issues associated with its suppliers by working with the Automotive Industry Action Group ("AIAG"), an industry trade association. As the critical supplier assessments are completed, the Company will develop contingency plans, where feasible and needed, to address the risks which are identified. Although such plans have not been developed yet, they might include resourcing materials or building inventory banks.

The most reasonably likely worst case scenario that the Company currently anticipates with respect to Y2K is the failure of some of its suppliers, including utilities suppliers, to be ready. This could cause a temporary interruption of materials or services that the Company needs to make its products, which could result in delayed shipments to customers and lost sales and profits for the Company.

The Company has spent approximately $1.1 million on Y2K activities to date and anticipates that it will incur additional future costs not to exceed $1.0 million in total in addressing Y2K issues.

The outcome of the Company's Y2K program is subject to a number of risks and uncertainties, some of which (such as the availability of qualified personnel and the Y2K preparation of third parties) are beyond its control. Therefore, there can be no assurances that the Company will not incur material remediation costs beyond the above anticipated future costs, or that the Company's business, financial condition, or results of operations will not be significantly impacted if Y2K problems with its systems, or with the products or systems of other parties with whom it does business, are not resolved in a timely manner.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," becomes effective for the years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet quantified the impact of adopting SFAS No. 133 and has not yet determined the timing of adoption.

In April 1998, the Financial Accounting Standards Board issued Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities," effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires the expensing of start-up activities as incurred, versus capitalizing and expensing them over a period of time. The Company is currently in the process of assessing the impact of adopting SOP 98-5 and will adopt this new pronouncement in the first quarter of 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Market Risk" and Foreign Currency Transactions" sections of Item 7.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of Tower Automotive are hereby incorporated by reference to Exhibit 99.1.

     Management of the Company is responsible for the financial information and representations contained in the consolidated financial statements and other sections of the 1998 Annual Report. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and therefore include certain amounts based on management's best estimates and judgments. The financial information contained elsewhere in the 1998 Annual Report is consistent with that in the consolidated financial statements.

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

     Arthur Andersen LLP is engaged to express an opinion as to whether the consolidated financial statements present fairly, in all material respects and in accordance with generally accepted accounting principles, the financial position, results of operations and cash flows of the Company. Solely for purposes of planning and performing their audit of the Company's 1998 financial statements, Arthur Andersen LLP obtained an understanding of, and selectively tested, certain aspects of the Company's system of internal controls.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     A.   DIRECTORS OF THE REGISTRANT

     The information required by Item 10 with respect to the directors is incorporated herein by reference to the section labeled "Election of Directors" which appears in the Company's 1999 Proxy Statement.

     B. EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to the Company's executive officers as of December 31,1998:


       Name                              Age                      Position
       ----                              ---                      ---------
S.A. Johnson..............................58         Chairman and Director
Adrian VanderStarre.......................66         Vice Chairman and Director
Dugald K. Campbell........................52         President, Chief Executive Officer and
                                                       Director
James R. Lozelle..........................53         Executive Vice President and Director
Ronald E. Gavalis.........................61         Vice President
Anthony A. Barone.........................49         Vice President and Chief Financial Officer
Scott D. Rued.............................42         Vice President, Corporate Development
                                                       and Director
Paul D. Rysenga...........................57         Vice President
Luigi Candusso............................49         Vice President
Tommy G. Pitser...........................51         Vice President
Richard S. Burgess........................44         Vice President
Paul W. Jones, Jr.........................53         Vice President


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

     PAUL W. JONES, JR. has served as Vice President of the Company since April of 1998, with responsibility for Platform Leadership and the launch of new products for Tower Automotive worldwide. From 1995 to 1998 Paul served as the Senior Vice President of Operations for Rollerblade and NordicTrack in Minnesota. From 1987 to 1995 Paul served as Corporate Director of Procurement for Steelcase in Grand Rapids, Michigan. Prior to Steelcase, Paul served from 1984 to 1987 as Vice President of Technology for a Division of PepsiCo and prior to PepsiCo he served in various leadership ositions with General Electric from 1967 to 1984.

     C. SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The information required by Item 10 with respect to compliance with reporting requirements is incorporated herein by reference to the section labeled "Section 16(a) Beneficial Ownership Reporting Compliance" which appears in the Company's 1999 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the sections labeled "Compensation of Directors" and "Executive Compensation" which appear in the Company's 1999 Proxy Statement, excluding information under the headings "Compensation Committee Report on Executive Compensation" and "Performance Graph."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the section labeled "Security Ownership" which appears in the Company's 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the section labeled "Certain Relationships and Related Transactions" which appears in the Company's 1999 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)      DOCUMENTS FILED AS PART OF THIS REPORT

              (1)      FINANCIAL STATEMENTS:

                       -   Report of Independent Public Accountants
                       - Consolidated Balance Sheets as of December 31, 1998 and 1997
                       - Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996
                       - Consolidated Statements of Stockholders' Investment for the Years Ended December 31, 1998, 1997 and
                           1996
                       - Consolidated Statement of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996
                       -   Notes to Consolidated Financial Statements

(2)      FINANCIAL STATEMENT SCHEDULES:

                       -   Report of Independent Public Accountants - S-1
                       - Financial Statement Schedule I - Condensed Financial Information of the Registrant - S-2
                       - Financial Statement Schedule II - Valuation and Qualifying Accounts


              (3)      EXHIBITS:  See "Exhibit Index" beginning on page 31.

     (b)      REPORTS ON FORM 8-K

              (1) During the fourth quarter of 1998, the Company filed the following Form 8-K Current Reports with the Securities and Exchange Commission:

                       - The Company's Current Report on Form 8-K, dated October 16, 1998 (Commission File No. 1-12733).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             TOWER AUTOMOTIVE, INC.

Date:  March 2, 1999         By /s/ S.A. Johnson
                             -------------------------------------------------
                             S.A. Johnson, Chairman

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                   Title                             Date
---------                                   ------                            -----
/s/ S.A. Johnson                            Chairman and Director            March 2, 1999
------------------------------------
S.A. Johnson

/s/ Adrian VanderStarre                     Vice Chairman and                March 2, 1999
------------------------------------          Director
Adrian VanderStarre

/s/ Dugald K. Campbell                      President, Chief Executive       March 2, 1999
------------------------------------          Officer (Principal Executive
Dugald K. Campbell                            Officer) and Director


/s/ James R. Lozelle                        Executive Vice President         March 2, 1999
------------------------------------          and Director
James R. Lozelle

/s/ Scott D. Rued                           Vice President, Corporate        March 2, 1999
------------------------------------          Development and Director
Scott D. Rued

/s/ W.H. Clement                            Director                         March 2, 1999
------------------------------------
W.H. Clement

/s/ Eric J. Rosen                           Director                         March 2, 1999
------------------------------------
Eric J. Rosen

/s/ Matthew O. Diggs, Jr.                   Director                         March 2, 1999
------------------------------------
Matthew O. Diggs, Jr.

/s/ F.J. Loughrey                           Director                         March 2, 1999
------------------------------------
F.J. Loughrey

/s/ Kim B. Clark                            Director                         March 2, 1999
------------------------------------
Kim B. Clark

/s/ Enrique Zambrano                        Director                         March 2, 1999
------------------------------------
Enrique Zambrano

/s/ Anthony A. Barone                       Vice President and Chief         March 2, 1999
------------------------------------        Financial Officer (Principal
Anthony A. Barone                             Accounting Officer)


                             TOWER AUTOMOTIVE, INC.
                         EXHIBIT INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998



                                                                                      Page Number in
                                                                                      Sequential
                                                                                      Numbering
                                                                                      of all Form 10-K
Exhibit                                                                               and Exhibit Pages
-------                                                                               -----------------
 3.1     Amended and Restated Certificate of Incorporation of the Registrant,                  *
         incorporated by reference to Exhibit 3.1 of the Registrant's Form S-1,
         Registration No. 33-80320 filed under the Securities Act of 1933 (the
         "S-1").
 3.2     Amended and Restated By-laws of the Registrant, incorporated by                       *
         reference to Exhibit 3.2 of the S-1.
 4.1     Form of Common Stock Certificate, incorporated by reference to                        *
         Exhibit 4.1 of the S-1.
10.1     Form of Stock Subscription Agreement between the Company and                          *
         certain management employees, incorporated by reference to Exhibit 10.3 of the S-1.
10.2     Registration Agreement dated as of April 15, 1993 between the
         Registrant and certain investors; and First Amendment to Registration                 *
         Agreement dated as of May 4, 1994 by and among the Registrant and certain investors, incorporated by reference to Exhibit 10.4 of the
         S-1.
10.3     Stock Option and Indemnification Agreement dated as of April 15, 1993                 *
         by and between the Registrant and Onex U.S. Investments, Inc., incorporated by reference to Exhibit 10.7 of the S-1.
10.4**   Employment and Consulting Agreement dated as of April 15, 1993 between                *
         R.J. Tower Corporation and Adrian Vander Starre, incorporated by reference to Exhibit 10.9 of the S-1.
10.5     Form of Management Stock Pledge Agreement, incorporated by reference                  *
         to Exhibit 10.10 of the S-1.
10.6     Form of Convertible Promissory Note dated as of May 4, 1994 of the
         Registrant, incorporated by reference to Exhibit 10.12 of the S-1.                    *
10.7**   Stock Option Agreement dated May 4, 1994 by and between the Registrant                *
         and James R. Lozelle incorporated by reference to Exhibit 10.14 of the S-1.
10.8     Lease Agreement dated March 1, 1988 between 8900 Inkster Associates                   *
         and Edgewood Tool and Manufacturing Company; and Amendment to Lease
         dated as of March 1, 1994 between 8900 Inkster Associates and Edgewood
         Tool and Manufacturing Company, incorporated by reference to Exhibit
         10.16 of the S-1.
10.9**   1994 Key Employee Stock Option Plan, incorporated by reference to Exhibit             *
         10.18 of the S-1.
10.10**  Form of Salary Continuation Agreement between the Registrant and
         certain employees, incorporated by reference to Exhibit 10.19 of the                  *
         S-1.
10.11    Form of Subscription Agreement between the Registrant and certain                     *
         stockholders, incorporated by reference to Exhibit 10.20 of the S-1.



10.12    Stock Purchase Agreement by and among the Registrant and certain other                *
         parties, dated June 10, 1994, incorporated by reference to Exhibit
         10.21 of the S-1.
10.13    Amended and Restated Security Agreement, dated as of May 31, 1996,                    *
         made by Trylon Corporation, a Michigan corporation, in favor of
         Comerica Bank, as agent, incorporated by reference to Exhibit 4.9 of the May 8-K.



10.14    Form of Second Amended and Restated Mortgage, dated as of May 31, 1996,              *
         made by each of R.J. Tower Corporation, a Michigan corporation, R.J.
         Tower Corporation, an Indiana corporation, Kalamazoo Stamping and Die
         Company, a Michigan corporation, Edgewood Manufacturing Corp., a
         Delaware corporation, in favor of Comerica Bank, as agent, incorporated by reference to Exhibit 4.10 of the May 8-K.
10.15    Second Amended and Restated Security Agreement (Third Party Pledge),                  *
         dated as of May 31, 1996, made by Tower Automotive, Inc., a Delaware corporation, in favor of Comerica Bank, as agent, incorporated by reference to Exhibit 4.11 of the May 8-K.
10.16    Intercreditor and Collateral Agency Agreement, dated as of May 31,                    *
         1996, among Comerica Bank, Bank of America Illinois, First Bank
         National Association, Teachers Insurance and Annuity Association of
         America, Northern Life Insurance Company, Northwestern National Life
         Insurance Company, Bankers Security Life Insurance Society,
         Jefferson-Pilot Life Insurance Company and Alexander Hamilton Life
         Insurance Company of America, incorporated by reference to Exhibit 4.12 of the May 8-K.
10.17    Form of R.J. Tower Corporation Note Agreement, dated as of May 31,                    *
         1996, between R.J. Tower Corporation and each of Teachers Insurance and
         Annuity Association of America, Northern Life Insurance Company,
         Northwestern National Life Insurance Company, Bankers Security Life
         Insurance Society, Jefferson-Pilot Life Insurance Company and Alexander
         Hamilton Life Insurance Company of America, incorporated by reference to Exhibit 4.13 of the May 8-K.
10.18    Form of 7.65% Senior Secured Notes, Series A, due June 1, 2006, issued                *
         by R.J. Tower Corporation to (i) Teachers Insurance and Annuity
         Association of America in the principal amount of $10 million, (ii)
         Northern Life Insurance Company in the principal amount of $8.5 million, (iii) Northwestern National Life Insurance Company in the
         principal amount of $4.0 million, (iv) Bankers Security Life Insurance
         Society in the principal amount of $2.5 million, (v) Jefferson-Pilot
         Life Insurance Company in the principal amount of $7.5 million and (vi)
         Alexander Hamilton Life Insurance Company of America in the principal amount of $7.5 million, incorporated by reference to Exhibit 4.14 of the May 8-K.
10.19    7.82% Senior Secured Note, Series B, due June 1, 2008, issued by R.J. Tower           *
         Corporation to Teachers Insurance and Annuity Association of America in the
         principal amount of $25 million, incorporated by reference to Exhibit 4.15 of the May 8-K.
10.20    Subsidiaries Guaranty, dated as of May 31, 1996, made by Trylon                       *
         Corporation, a Michigan corporation, R.J. Tower Corporation, a
         Kentucky corporation, R.J. Tower Corporation, an Indiana corporation,
         Kalamazoo Stamping and Die Company, a Michigan corporation, Edgewood
         Manufacturing Corp., a Delaware corporation and MascoTech Stamping
         Technologies, Inc., a Delaware corporation, in favor of Teachers
         Insurance and Annuity Association of America, Northern Life Insurance
         Company, Northwestern National Life Insurance Company, Bankers Security
         Life Insurance Society, Jefferson-Pilot Life Insurance Company and
         Alexander Hamilton Life Insurance Company of America, incorporated by reference to Exhibit 4.16 of the May 8-K.
10.21    Registration Rights and Voting Agreement dated as of May 31, 1996,                    *
         between Tower Automotive, Inc. and MascoTech, Inc., incorporated by reference to Exhibit 4.17 of the May 8-K.
10.22    $5 million Promissory Note, dated as of May 31, 1996, issued by R.J.                  *
         Tower Corporation to MascoTech, Inc., incorporated by reference to
         Exhibit 4.18 of the May 8-K.
10.23    Stock Purchase Warrant, dated as of May 31, 1996, issued by Tower                     *
         Automotive, Inc. to MascoTech, Inc., incorporated by reference to
         Exhibit 4.19 of the May 8-K.
                                   -33-


10.24    Second Amended and Restated Guaranty (Tower-Michigan Debt), dated as                  *
         of May 30, 1996, made by R.J. Tower Corporation, an Indiana corporation, Edgewood Manufacturing Corp., a Delaware corporation, R.J.
         Tower Corporation, a Kentucky corporation, Kalamazoo Stamping and Die
         Company, a Michigan corporation, Trylon Corporation, a Michigan corporation and MascoTech Stamping Technologies, Inc., a Delaware
         corporation, in favor of Comerica Bank, as agent, incorporated by reference to Exhibit 4.5 of the Registrant's Form 8-K/A No. 1 dated
         June 4, 1996, filed under the Securities Exchange Act of 1934.
10.25    Fourth Amended and Restated Credit Agreement dated as of September 6,                 *
         1996 by and between R.J. Tower Corporation and Comerica Bank, incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly
         Report on Form 10-Q for the quarterly period ended September 30, 1996, filed under the Securities Exchange Act of 1934, as amended.
12.1     Statement and Computation of Ratio of Earnings to Fixed Charges filed                 __
         herewith.
21.1     List of Subsidiaries filed herewith.                                                  __
23.1     Consent of Independent Public Accountants filed herewith.                             __
27.1     Financial Data Schedule filed herewith.                                               __
99.1     Consolidated Financial Statements of Tower Automotive, Inc. for the Year              __
         Ended December 31, 1998 together with Report of Independent Public
         Accountants filed herewith.




------------------
*    Incorporated by reference.
**   Indicates compensatory arrangement.

                                                                     SCHEDULE I


                             TOWER AUTOMOTIVE, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

We have audited the consolidated balance sheets of Tower Automotive, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statement of operations, stockholders' investment and cash flows for each of the three years in the period ended December 31, 1998, and have issued our unqualified report thereon dated January 22, 1999.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule I - Condensed Financial Information and Schedule II - Valuation and Qualifying Accounts of Registrant are the responsibility of the Company's management and are presented for purposes of additional analysis and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                                     ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
January 22, 1999

                          TOWER AUTOMOTIVE, INC. (PARENT COMPANY)
                                 CONDENSED BALANCE SHEETS
                             AS OF DECEMBER 31, 1997 AND 1998

                       (Amounts in thousands, except share amounts)



                                                                                1997             1998
                                                                                ----             ----
ASSETS
  Investment in consolidated subsidiaries                                     $  713,958      $1,056,202

  Debt issue costs, net of accumulated amortization of $344
    and $1,450                                                                     5,571          13,502
                                                                              ----------      ----------
                                                                              $  719,529      $1,069,704
                                                                              ----------      ----------
                                                                              ----------      ----------
LIABILITIES AND STOCKHOLDERS' INVESTMENT
  Accrued liabilities                                                         $    4,250      $    4,158
  Convertible subordinated notes                                                 200,000         200,000
  6 3/4% convertible subordinated debentures payable to
    trust subsidiary                                                                  --         258,750
                                                                              ----------     -----------
  Commitments and contingencies

  Stockholders' investment:
    Preferred stock, par value $1; 5,000,000 shares
      authorized; no shares issued or outstanding                                     --              --
    Common stock, par value $.01; 200,000,000 shares
      authorized; 45,975,490 and 46,281,880 shares issued
      and outstanding                                                                460             463
    Warrants to acquire common stock                                               2,000           2,000
    Additional paid-in capital                                                   423,403         426,471
    Retained earnings                                                             89,394         177,434
    Accumulated other comprehensive income -
      cumulative translation adjustment                                               22             428
                                                                              ----------      ----------
      Total stockholders' investment                                             515,279         606,796
                                                                              ----------      ----------
                                                                               $ 719,529      $1,069,704
                                                                              ----------      ----------
                                                                              ----------      ----------

 The accompanying notes are an integral part of these condensed balance sheets.

                          TOWER AUTOMOTIVE, INC. (PARENT COMPANY)
                            CONDENSED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                      (in thousands)


                                                                 1996           1997          1998
                                                                 ----           ----          ----
Amortization expense                                         $        -  -   $       344      $  1,106
                                                               ----------      ---------      --------

  Operating loss                                                       --           (344)       (1,106)

Interest expense                                                       --          4,250        19,769
                                                               ----------      ---------      --------
  Loss before income taxes and equity in earnings
    of consolidated subsidiaries                                       --         (4,594)      (20,875)
Income tax benefit                                                     --          1,838         8,354
Equity in earnings of consolidated subsidiaries                    20,637         49,000       100,561
                                                               ----------      ---------      --------
  Net income                                                    $  20,637      $  46,244      $ 88,040
                                                               ----------      ---------      --------
                                                               ----------      ---------      --------




    The accompanying notes are an integral part of the condensed statements.

                         TOWER AUTOMOTIVE, INC. (PARENT COMPANY)
                    CONDENSED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                      (Amounts in thousands, except share amounts)


                                               Common Stock     Additional             Warrants to        Other          Total
                                     -------------------------   Paid-in    Retained    Acquire      Comprehensive  Stockholders'
                                         Shares       Amount     Capital    Earnings  Common Stock      Income       Investment
                                         ------       ------     -------    --------  ------------      ------       ----------
BALANCE, DECEMBER 31, 1995             21,660,778    $   217    $ 62,855    $ 22,513   $     --         $  --         $ 85,585
                                                                                                           --
Conversion of Edgewood notes              821,058        8         2,484          --         --            --            2,492
Exercise of options                        13,250       --            48          --         --            --               48
Sales of stock under Employee Stock
  Discount Purchase Plan                   36,700       --           263          --         --            --              263
Collection of common stock
  subscriptions receivable                     --       --           322          --         --            --              322
Public offering of common stock, net    4,465,800       45        51,252          --         --            --           51,297
Issuance of shares and warrants in
  acquisition of MSTI                   1,570,000       16        19,217          --      2,000            --           21,233
Net income                                     --       --           --       20,637         --            --
Total comprehensive income                                                                                              20,637
                                     ------------   ------      --------   ---------  ---------       --------      ----------
BALANCE, DECEMBER 31, 1996             28,567,586      286       136,441      43,150      2,000            --          181,877
Conversion of Edgewood notes              225,502        2           682          --         --            --              684
Exercise of options                        52,600        1           234          --         --            --              235
Sales of stock under Employee
  Stock Discount Purchase Plan            129,802        1         1,575          --         --            --            1,576
Collection of common stock
  subscriptions receivable                     --       --            78          --         --            --               78
Public offering of common stock, net   17,000,000      170       284,393          --         --            --          284,563
Net income
                                               --       --           --       46,244          --           --
Other comprehensive income - foreign
  currency translation adjustment              --       --           --           --          --           22
Total comprehensive income                                                                                              46,266
                                     ------------   ------      --------   ---------  ---------       --------      ----------
BALANCE, DECEMBER 31, 1997             45,975,490      460       423,403      89,394      2,000            22          515,279
Conversion of Edgewood notes               62,000        1           188          --         --            --              189
Exercise of options                       112,300        1           467          --         --            --              468
Sales of stock under Employee Stock
  Discount Purchase Plan                  132,090        1         2,344          --         --            --            2,345
Collection of common stock
  subscriptions receivable                     --       --            69          --         --            --               69
Net income                                     --       --            --       88,040        --            --
Other comprehensive income - foreign
  currency translation adjustment              --       --            --          --         --           406           88,446
Total comprehensive income
                                     ------------   ------      --------   ---------  ---------       --------      ----------
BALANCE, DECEMBER 31, 1998             46,281,880    $   463  $  426,471   $ 177,434   $   2,000     $     428       $ 606,796
                                     ------------   ------      --------   ---------  ---------       --------      ----------
                                     ------------   ------      --------   ---------  ---------       --------      ----------


   The accompanying notes are an integral part of these condensed statements.

                     TOWER AUTOMOTIVE, INC. (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                             (Amounts in thousands)



                                                                      1996            1997          1998
                                                                      ----            ----          ----
Operating Activities:
  Net income                                                          $  20,637     $  46,244    $  88,040
  Amortization expense                                                       --           344        1,106
  Equity in earnings of consolidated subsidiaries                       (20,637)      (49,000)    (100,561)
  Change in current operating items - accrued liabilities                    --         4,250          (42)
                                                                   -------------  -----------   -----------

    Net cash provided by (used in) operating activities                      --         1,838      (11,507)
                                                                   -------------   ----------     ---------
Investing Activities:
  Dividends received from consolidated subsidiaries                          --         5,915       19,861
  Additional investment in consolidated subsidiaries                    (51,560)     (488,290)    (260,949)
                                                                     -----------     ---------    ---------
    Net cash provided by (used for) investing activities                (51,560)     (482,375)    (241,088)
                                                                     -----------     ---------    --------
Financing Activities:
  Net proceeds from issuance of common stock                             51,560       286,452        2,882
  Net proceeds from 6 3/4% convertible subordinated
    debentures payable to trust subsidiary                                   --            --      249,713
  Net proceeds from issuance of convertible
    subordinated notes                                                       --       194,085           --
                                                                   ------------     ---------  -----------

    Net cash provided by financing activities                            51,560       480,537      252,595
                                                                     ----------     ---------    ---------
    Net change in cash and cash equivalents                                  --            --           --

Cash and cash equivalents:
  Beginning of period                                                        --          --             --
                                                                   ------------   ----------   ------------

  End of period                                                    $         --   $      --    $        --
                                                                   ------------   ----------   ------------
                                                                   ------------   ----------   ------------
Supplemental Cash Flow Information:
  Cash paid for -
    Interest                                                       $         --   $      --    $    19,861
                                                                   ------------   ----------   ------------
                                                                   ------------   ----------   ------------
    Income taxes                                                   $         --   $      --    $         --
                                                                   ------------   ----------   ------------
                                                                   ------------   ----------   ------------


   The accompanying notes are an integral part of these condensed statements.

                          TOWER AUTOMOTIVE, INC. (PARENT COMPANY)
                          NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION AND OPERATIONS

         Tower Automotive, Inc. (the "Parent Company") and its consolidated subsidiaries (the "Subsidiaries"), collectively the Company, produces a broad range of assemblies and modules for vehicle body structures and suspension systems for the global automotive industry. The Company has facilities in the United States, Canada, Italy and Japan, in China through its joint venture investment in China, in Brazil through its joint venture interest in Caterina and in Mexico through its joint venture investment in Metalsa.

         The Notes to Consolidated Financial Statements of Tower Automotive, Inc. and Subsidiaries should be read in conjunction with this Schedule I.

NOTE 2.  CONVERTIBLE SUBORDINATED NOTES

         In July 1997, the Parent Company completed the offering of $200 million of Convertible Subordinated Notes (the "Notes"). The net proceeds from the Notes, $194.1 million, were contributed as an additional investment in the Subsidiaries. The Notes bear interest at 5 percent, are unsecured, are due on August 1, 2004 and are convertible into Common Stock of the Parent Company at a conversion price of $25.88 per share. The Parent Company may make optional redemptions of the Notes after August 1, 2000 at amounts ranging from 102.857 percent to 100.714 percent of face value. In the event of a change in control (as defined), the holders of the Notes may require the Parent Company to redeem the Notes at face value plus accrued interest.

NOTE 3.  STOCKHOLDERS' INVESTMENT

         In April 1997, the Company completed an offering of 17,000,000 shares of Common Stock in a public offering at an offering price of $17.50 per share. The net proceeds of approximately $284.6 million were contributed as an additional investment in the Subsidiaries.

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

NOTE 4.  6 3/4% CONVERTIBLE SUBORDINATED DEBENTURES

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

NOTE 5.  GUARANTEES AND RESTRICTIONS

         GUARANTEE OF SUBSIDIARIES' DEBT

         In April 1997, the Subsidiaries entered into a revolving credit facility that provides for borrowings of up to $750 million on an unsecured basis. The Parent Company provided a guarantee for this debt. Under the terms of the credit facility, the equivalent of up to $85 million in borrowings can be denominated in foreign currency. As of December 31, 1998, approximately $68 million of the outstanding borrowings were denominated in Italian lira. The amount available under the revolving credit facility reduces to $675 million in April 2000, $600 million in April 2001 and $500 million in April 2002. The credit facility has a final maturity of April 2003. Interest on the credit facility is at the prime rate or LIBOR plus a margin ranging from 17 to 50 basis points depending upon the ratio of the consolidated indebtedness of the Company to its total capitalization. The weighted average interest rate for such borrowings was 6.8 percent for the year ended December 31, 1998.

         RESTRICTIONS ON SUBSIDIARIES TO MAKE DISTRIBUTIONS TO THE PARENT
         COMPANY

         Under the terms of the revolving credit facility described above, the Subsidiaries are restricted in their ability to dividend, loan or otherwise distribute assets, properties, cash, rights, obligations or securities to the Parent Company. These restrictions are subject to a number of important exceptions, including the ability of the Subsidiaries to: (i) declare or pay cash dividends to the Parent Company in an aggregate amount equal to 50% of the net income of the Company arising after December 31, 1996 and computed on a cumulative basis (provided that no event of default exists after giving effect to such action); (ii) declare and pay dividends to the Parent Company to be used to pay taxes and other expenses of the Parent Company and the Subsidiaries on a consolidated basis; and (iii) declare and pay dividends to the Parent Company to enable the Parent Company to make regularly scheduled interest payments or the payment of principal at maturity of any unsecured indebtedness issued by the Parent Company (including the Notes and the Debentures (see Note 3)), the proceeds of which are applied to the prepayment of the revolving loans, in each case (a) has no scheduled principal payments before April 18, 2004; (b) has no guaranty obligation by the borrower under the revolving credit facility; and (c) has terms and conditions which are acceptable to the principal lender under the revolving credit facility. As of December 31, 1998, the Subsidiaries could have paid up to approximately $67.1 million to the Parent Company under the exception described in item (i) above.

                            TOWER AUTOMOTIVE, INC.
                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
                            (DOLLARS IN THOUSANDS)

                                                                  ADDITIONS
                                                     ------------------------------------
                                   BALANCE AT        CHARGED TO COSTS    CHARGED TO OTHER    DEDUCTIONS    BALANCE AT END OF
       DESCRIPTION              BEGINNING OF YEAR      AND EXPENSES         ACCOUNTS (1)         (2)           YEAR
-----------------------------   -----------------    ----------------    ----------------    ----------    ----------------
1998
----
Liability for loss contract
  commitments assumed with
  acquired businesses                32,874                --                    229         10,304 (3)          22,799
Reorganization/restructuring
  liabilities of acquired
  businesses                         31,702                --                   --            6,966              24,736

1997
----
Liability for loss contract
  commitments assumed with
  acquired businesses                 7,250                --                 30,175          4,551              32,874
Reorganization/restructuring
  liabilities of acquired
  businesses                          8,072                --                 37,461         13,831              31,702

1996
----
Liability for loss contract
  commitments assumed with
  acquired businesses                 3,010                --                  7,722          3,482               7,250
Reorganization/restructuring
  liabilities of acquired
  businesses                          2,366                --                  8,190          2,484                8,072


1) Recorded via allocation of purchase price to fair value of assets and liabilities of acquired businesses.

2)   Utilization of previously recorded balances.

3)   Represents utilization of $9,704 plus adjustment of $600.