Form 10-Q
period 1999-03-31
TOWER AUTOMOTIVE INC
filed 1999-05-14
CIK 925548

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         ------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                           Yes X                                       No ___

The number of shares outstanding of the Registrant's common stock, par value $.01 per share, at April 15, 1999 was 46,888,364 shares.

                             TOWER AUTOMOTIVE, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I        FINANCIAL INFORMATION

         Item 1.    Financial Statements:

                    Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 1999 and 1998

                    Condensed Consolidated Balance Sheets at March 31, 1999 (unaudited) and December 31, 1998

                    Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 1999 and 1998

                    Notes to Condensed Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk
                          See "Market Risk & Foreign Currency Transactions" Sections of Management Discussion & Analysis

PART II       OTHER INFORMATION

         Item 6.    Exhibits and reports on Form 8-K




SIGNATURE

ITEM 1 - FINANCIAL INFORMATION

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                                                  THREE MONTHS ENDED MARCH 31,
                                                              -------------------------------------
                                                                   1999                  1998
                                                                   ----                  ----
Revenues                                                      $       498,572       $      457,129

Cost of sales                                                         419,125              393,940
                                                              ----------------      ---------------

        Gross profit                                                   79,447               63,189

Selling, general and administrative expenses                           22,420               21,140

Amortization expense                                                    3,450                3,264
                                                              ----------------      ---------------

        Operating income                                               53,577               38,785

Interest expense, net                                                   7,267               11,915
                                                              ----------------      ---------------

        Income before provision for income taxes                       46,310               26,870

Provision for income taxes                                             18,524               10,748
                                                              ----------------      ---------------

        Income before equity in earnings of joint

        ventures and minority interest                                 27,786               16,122

Equity in earnings of joint ventures                                    2,913                2,698

Minority interest - dividends on trust

  preferred securities, net                                            (2,623)                  --
                                                              ----------------      ---------------

        Net income                                            $        28,076       $       18,820
                                                              ================      ===============


Basic earnings per share                                      $          0.60       $         0.41
                                                              ================      ===============


Diluted earnings per share                                    $          0.51       $         0.37
                                                              ================      ===============

                 The accompanying notes are an integral part of
                    these condensed consolidated statements.

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                                         MARCH 31,           DECEMBER 31,
                             Assets                                         1999                 1998
                                                                            ----                 ----
------------------------------------------------------------------
                                                                        (unaudited)
Current assets:
       Cash and cash equivalents                                       $         4,982      $          3,434
       Accounts receivable                                                     296,589               239,888
       Inventories                                                              84,104                76,913
       Prepaid tooling and other                                                97,907               115,859
                                                                       ---------------      ----------------
             Total current assets                                              483,582               436,094
                                                                       ---------------      ----------------

Property, plant and equipment, net                                             852,481               821,873
Restricted cash                                                                  2,705                 2,677
Investments in joint ventures                                                  212,537               209,625
Goodwill and other assets, net                                                 460,030               465,898
                                                                       ---------------      ----------------
                                                                       $     2,011,335      $      1,936,167
                                                                       ===============      ================

            Liabilities and Stockholders' Investment
------------------------------------------------------------------

Current liabilities:

       Current maturities of long-term debt and capital lease
         obligations                                                   $        21,309      $         18,191
       Accounts payable                                                        209,337               214,194
       Accrued liabilities                                                     104,468                96,773
                                                                       ---------------      ----------------
             Total current liabilities                                         335,114               329,158
                                                                       ---------------      ----------------

Long-term debt, net of current maturities                                      374,155               316,579
Obligations under capital leases, net of current maturities                     24,611                25,770
Convertible subordinated notes                                                 200,000               200,000
Deferred income taxes                                                           20,376                20,376
Other noncurrent liabilities                                                   159,035               178,738
                                                                       ---------------      ----------------
              Total non-current liabilities                                    778,177               741,463
                                                                       ---------------      ----------------

Mandatorily redeemable trust convertible preferred securities                  258,750               258,750

Stockholders' investment:
       Preferred stock                                                              --                    --
       Common stock                                                                469                   463
       Warrants to acquire common stock                                          2,000                 2,000
       Additional paid-in capital                                              433,695               426,471
       Retained earnings                                                       205,510               177,434
       Accumulated other comprehensive income - cumulative
         translation adjustment                                                 (2,380)                  428
                                                                       ---------------      ----------------
          Total stockholders' investment                                       639,294               606,796
                                                                       ---------------      ----------------
                                                                        $    2,011,335      $      1,936,167
                                                                       ===============      ================

                 The accompanying notes are an integral part of
                  these condensed consolidated balance sheets.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                ----------------------------------
                                                                                    1999                1998
                                                                                    ----                ----
OPERATING ACTIVITIES:
      Net income                                                                $      28,076      $      18,820
      Adjustments to reconcile net income to net cash provided by (used
      in)

        operating activities -
         Depreciation and amortization                                                 24,377             20,895
         Changes in other operating items                                             (66,250)           (32,739)
                                                                                ---------------    ---------------
            Net cash provided by (used in) operating activities                       (13,797)             6,976
                                                                                --------------     ---------------

INVESTING ACTIVITIES:
      Acquisitions and investment in joint venture                                         --            (49,491)
      Capital expenditures, net                                                       (51,535)           (34,596)
      Change in restricted cash                                                           (28)               (91)
                                                                                --------------     ---------------
         Net cash used in investing activities                                        (51,563)           (84,178)
                                                                                --------------     ---------------

FINANCING ACTIVITIES:
      Proceeds from borrowings                                                        369,842            242,000
      Repayment of debt                                                              (310,305)          (165,835)
      Proceeds from issuance of stock                                                   7,371              1,163
      Other, net                                                                           --                151
                                                                                --------------     ---------------
         Net cash provided by financing activities                                     66,908             77,479
                                                                                --------------     ---------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                 1,548                277

CASH AND CASH EQUIVALENTS:
      Beginning of period                                                               3,434                 --
                                                                                --------------     ---------------
      End of period                                                             $       4,982      $         277
                                                                                ==============     ===============

Supplemental cash flow information (in thousands):

                                             QUARTER ENDED MARCH 31,
                                        ----------------------------------
                                             1999               1998
                                             ----               ----
          Cash paid for -

                Interest                $      9,042       $    14,127
                Income taxes                   3,347               758

                   The accompanying notes are an integral part
                 of these condensed consolidated balance sheets.

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. The accompanying condensed consolidated financial statements have been prepared by Tower Automotive, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     Revenues and operating results for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

2.   Inventories consisted of the following (in thousands):

                                       MARCH 31, 1999        DECEMBER 31,
                                                                 1998
                                       ---------------      ---------------
           Raw materials               $       29,440       $       26,787
           Work in process                     25,487               27,734
           Finished goods                      29,177               22,392
                                       ---------------      ---------------
                                       $       84,104       $       76,913
                                       ===============      ===============


3. On May 19, 1998, the Company's board of directors approved a two-for-one stock split, which was effected as a stock dividend. On July 15, 1998, stockholders were issued one additional share of common stock for each share of common stock held on the record date of June 30, 1998. All references to the number of common shares and per share amounts have been adjusted to reflect the stock split on a retroactive basis.

4. Basic earnings per share were computed by dividing net income by the weighted average number of common shares outstanding during the respective quarters. Diluted earnings per share were determined on the assumptions:
     (i) the Edgewood notes were converted at the beginning of the respective periods, (ii) the Convertible Subordinated Notes were converted upon issuance on July 29, 1997, and (iii) the Preferred Securities were converted upon issuance on June 9, 1998 as follows (in thousands, except per share data):

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                  ----------------------------
                                                     1999            1998
                                                  ------------    ------------
     Net income                                   $    28,076      $   18,820
     Interest expense on Edgewood notes,
       net of tax                                          10              10
     Interest expense on Convertible
       Subordinated Notes, net of tax                   1,624           1,627
     Dividends on Preferred Securities,
       net of tax                                       2,623              --
                                                  ------------    ------------
     Net income applicable to common
       stockholders -- diluted                    $    32,333     $    20,457
                                                  ============    ============

     Weighted average number of
       common shares outstanding                       46,567          46,082
     Dilutive effect of outstanding stock
       options and warrants after application
       of the treasury stock method                       668             478
     Dilutive effect of Edgewood notes,
       assuming conversion                                400             568
     Dilutive effect of Convertible
       Subordinated Notes,
       assuming conversion                              7,730           7,730
     Dilutive effect of Preferred
     Securities, assuming conversion                    8,424              --
                                                  ------------    ------------
     Diluted shares outstanding                        63,789          54,858
                                                  ============    ============
     Basic earnings per share                     $      0.60     $      0.41
                                                  ============    ============
     Diluted earnings per share                   $      0.51     $      0.37
                                                  ============    ============

5.   Long-term debt consisted of the following (in thousands):

                                                                        MARCH 31,           DECEMBER 31,
                                                                           1999                 1998
                                                                     -----------------    -----------------
          Revolving credit facility                                   $       317,858      $       257,563
          Industrial development revenue bonds                                 43,765               43,765
          Edgewood notes                                                          969                1,636
          Italian Stand Alone Demand Borrowings                                11,095               10,889
          Other                                                                17,213               16,412
                                                                     -----------------    -----------------
                                                                              390,900              330,265
          Less-current maturities                                             (16,745)             (13,686)
                                                                     -----------------    -----------------
                Total long-term debt                                  $       374,155      $       316,579
                                                                     =================    =================

     The Company has a Credit Agreement, as defined, which includes a revolving credit facility that provides for borrowings of up to $750 million on an unsecured basis with a letter of credit sublimit of $75 million. In addition, under the terms of the revolving credit facility, the equivalent of up to $85 million in borrowings can be denominated in foreign currency. As of March 31, 1999, approximately $68 million of the outstanding borrowings are denominated in Italian lira. The amount available under the revolving credit facility reduces to $675 million in April 2000, $600 million in April 2001 and $500 million in April 2002. The Credit Agreement has a final maturity of April 2003. Interest on the credit facility is at the prime rate or LIBOR plus a margin ranging from 17 to 50 basis points depending upon the ratio of the consolidated indebtedness of the Company to its total capitalization. The weighted average interest rate for such borrowings was 6.3% for the three months ended March 31, 1999.

     The Credit Agreement requires the Company to meet certain financial tests, including but not limited to a minimum interest coverage, maximum debt/capital, maximum leverage and maximum senior leverage ratio. As of March 31, 1999 the Company was in compliance with all debt covenants.

6. Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments. Comprehensive income was approximately $25.7 million and $18.8 million for the three months ended March 31, 1999 and 1998, respectively.

     In April 1998, the Financial Accounting Standards Board issued Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities," effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires the expensing of start-up activities as incurred, versus capitalizing and expensing them over a period of time. The Company adopted SOP 98-5 during the first quarter of 1999 and has determined its effect is not material to the results of operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 TO THE THREE MONTHS ENDED MARCH 31, 1998

REVENUES -- Revenues for the first quarter of 1999 were $498.6 million, compared to $457.1 million for the prior period. The increase is due to incremental new business of approximately $46.4 million, including business relating to the Ford F-Series, Ranger, Dodge Durango, Dakota, and the Chrysler LH line, the acquisitions of IMAR and OSLAMT of $15.0 million, offset by a decline of $20.0 million relating primarily to the sale of the Hinge Business.

COST OF SALES -- Cost of sales as a percentage of revenues for the first quarter of 1999 was 84.1% compared to 86.2% for the prior period. The improvement in gross profit was primarily due to increased production volumes and product mix on light truck, sport utility and other models served by the Company.

S, G & A EXPENSES -- Selling, general and administrative expenses increased to $22.4 million, or 4.5% of revenues, for the first quarter of 1999 compared to $21.1 million, or 4.6% of revenues for the prior period. This increase was due primarily to incremental costs associated with the Company's acquisitions of IMAR, s.r.l. ("IMAR") and OSLAMT S.p.A. ("OSLAMT") in July 1998 of $0.6 million and increased engineering and program development costs related to new business of approximately $2.1 million. This increase was offset partially by the realization of a gain of $1.4 million on the cash settlement of amounts due under the interest rate agreement during February 1999.

AMORTIZATION EXPENSE -- Amortization expense for the first quarter of 1999 was $3.5 million compared to $3.3 million for the prior period. The increase was due to amortization related to the costs associated with the June 1998 offering of $258.8 million of 6 3/4% Trust Convertible Preferred Securities ("Preferred Securities") and incremental goodwill amortization related to the acquisitions of IMAR and OSLAMT.

INTEREST EXPENSE -- Interest expense for the first quarter of 1999 was $7.3 million compared to $11.9 million for the prior period. Interest expense was affected by (i) increased borrowings incurred to fund the Company's joint venture interest in Metalurgica Caterina S.A. ("Caterina") in March 1998, (ii) increased borrowings incurred to fund the Company's acquisition of IMAR and OSLAMT in July 1998, and (iii) the proceeds from the June 1998 offering of Preferred Securities, which were used to reduce borrowings under the Company's revolving credit facility.

INCOME TAXES -- The effective income tax rate was 40% for the first quarter of 1999 and 1998. The effective rates differed from the statutory rates primarily as a result of state taxes and non-deductible goodwill amortization.

EQUITY IN EARNINGS OF JOINT VENTURES -- Equity in earnings of joint ventures for the first quarter of 1999 and 1998 represents the Company's share of the earnings from its joint venture interests in Metalsa, Caterina and Tower Golden Ring.

MINORITY INTEREST -- Minority interest for the 1999 represents dividends, net of income tax benefits, on the Preferred Securities.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a credit agreement which includes a revolving credit facility that provides for borrowings of up to $750 million on an unsecured basis, with a letter of credit sublimit of $75 million. In addition, under the terms of the credit facility, the equivalent of up to $85 million in borrowings can be denominated in foreign currency. As of March 31, 1999 approximately $68 million of the $317.9 million outstanding borrowings under the revolving credit facility are denominated in Italian lira. The amount available under the revolving credit facility reduces to $675 million in April 2000, $600 million in April 2001 and $500 million in April 2002. The credit facility has a final maturity of April 2003. Interest on the credit facility is at the prime rate or LIBOR plus a margin ranging from 17 to 50 basis points depending upon the ratio of the consolidated indebtedness of the Company to its total capitalization. The weighted average interest rate for such borrowings was 6.3% for the first quarter of 1999.

The Credit Agreement requires the Company to meet certain financial tests, including but not limited to a minimum interest coverage, maximum debt/capital, maximum leverage and maximum senior leverage ratio as detailed below. As of March 31, 1999 the Company was in compliance with all debt covenants.

                                  INTEREST COVERAGE     DEBT/CAPITAL     LEVERAGE        SENIOR LEVERAGE
                 PERIODS               RATIO (1)           RATIO (2)       RATIO (3)         RATIO (4)
         12/31/98 - 12/30/1999        2.50 to 1.00            60%         4.50 to 1.00     3.50 to 1.00
         12/31/99 - 12/30/2000        2.75 to 1.00            55%         4.25 to 1.00     3.25 to 1.00
         12/31/2000 - thereafter      3.00 to 1.00            50%         4.00 to 1.00     3.00 to 1.00

         ------------------------

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

These acquisitions have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at fair value as of the dates of the acquisitions. The Company does not believe the final allocations of the purchase price will be materially different than the preliminary allocations. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill. Results of operations for these acquisitions have been included in the accompanying consolidated financial statements since the dates of acquisition.

On March 11, 1998, the Company acquired a 40 percent equity interest in Metalurgica Caterina S.A. ("Caterina"), a supplier of structural stampings and assemblies to the Brazilian automotive market. In addition, the Company has the right to acquire the remaining 60 percent of the equity of Caterina. The Company paid approximately $48 million for its initial equity interest which was financed with borrowings under the Company's revolving credit facility. This investment added Volkswagen and Mercedes-Benz as new customers in Brazil.

On August 31, 1998, the Company sold its hinge business (the "Hinge Business") to Dura Automotive Systems, Inc. for net proceeds of approximately $36.9 million which approximated the book value of the net assets sold. The net proceeds were used to repay outstanding indebtedness under the revolving credit facility.

The Company is a 40% partner in Metalsa S. de R.L. ("Metalsa") with Promotora de Empresas Zano, S.A. de C.V. ("Proeza"). The partnership agreement provides additional amounts of up to $45 million payable based upon net earnings of Metalsa during 1998, 1999, and 2000. Based upon Metalsa's 1998 net earnings, the Company will pay Proeza approximately $9.0 million in additional consideration during the second quarter of 1999.

During the first quarter of 1999, the Company used $13.8 million of cash in operations compared with cash generated of $7.0 million in 1998. Cash provided by net income, depreciation and amortization of $52.5 million in 1999 and $39.7 million 1998, was partially offset by cyclical increases in working capital requirements and other operating items of $66.3 million and $32.7 million, respectively.

Net cash used in investing activities was $51.6 million during the first quarter of 1999 as compared to $84.2 million in the prior period. Net capital expenditures totaled $51.5 million in the first quarter of 1999 for equipment and dedicated tooling purchases related to new or replacement programs. This compares with net capital expenditures of $34.6 for the prior period.

Net cash provided by financing activities totaled $66.9 million for the first quarter of 1999 compared with $77.5 million in 1998.

At March 31, 1999, the Company had unused borrowing capacity of $432.1 million, under its most restrictive debt covenant. The Company believes the borrowing availability under its credit agreement, together with funds generated by operations, should provide liquidity and capital resources to pursue its business strategy for the foreseeable future, with respect to working capital, capital expenditures, and other operating needs. The Company estimates its 1999 capital expenditures will approximate $180 million. Under present conditions, management does not believe access to funds will restrict its ability to pursue its acquisition strategy.

EFFECTS OF INFLATION

Inflation generally affects the Company by increasing the interest expense of floating-rate indebtedness and by increasing the cost of labor, equipment and raw materials. Management believes that inflation has not significantly affected the Company's business over the past 12 months. However, because selling prices generally cannot be increased until a model changeover, the effects of inflation must be offset by productivity improvements and volume from new business awards.

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

At March 31, 1999, Tower Automotive had debt totaling $590.9 million and interest rate swaps with a notional value of $300 million. Interest rate swaps are entered into as a hedge of underlying debt instruments to effectively change the characteristics of the interest rate without actually changing the debt instrument. The Company's interest rate swap agreements convert outstanding floating rate debt to fixed rate debt for a period of time. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings and cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

At March 31, 1999, the Company had fixed rate debt, after giving effect to the interest rate swap, of $500 million and variable rate debt of $90.9 million. Holding other variables constant (such as foreign exchange rates and debt levels) a one percentage point increase in interest rates would have a net increase in the unrealized fair market value of the fixed rate debt of approximately $5.7 million. The pre-tax earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt would be approximately $0.9 million, holding other variables constant.

FOREIGN CURRENCY TRANSACTIONS

A portion of Tower Automotive's revenues was derived from manufacturing operations in Europe. The results of operations and financial position of the Company's operations in Europe are principally measured in its respective currency and translated into U. S. dollars. The effects of foreign currency fluctuations in Europe are somewhat mitigated by the fact that expenses are generally incurred in the same currency in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U. S. dollar against the respective foreign currency.

A portion of Tower Automotive's assets is based in its foreign operations and is translated into U. S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders' investment. Accordingly, the Company's consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the U. S. dollar against the respective foreign currency.

The Company's strategy for management of currency risk relies primarily upon conducting its operations in a country's respective currency and may, from time to time, engage in hedging programs intended to reduce the Company's exposure to currency fluctuations. There are no foreign currency hedges outstanding during the periods presented.

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

The Company has spent approximately $1.2 million on Y2K activities to date and anticipates that it will incur additional future costs not to exceed $0.9 million in total in addressing Y2K issues.

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

In April 1998, the Financial Accounting Standards Board issued Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities," effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires the expensing of start-up activities as incurred, versus capitalizing and expensing them over a period of time. The Company adopted SOP 98-5 during the first quarter of 1999 and has determined its effect is not material to the results of operations.

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

Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits:

              12.1 Statement and Computation of Ratio of Earnings to Fixed
                   Charges.
              27.1 Financial Data Schedule.

          (b) During the quarter for which this report is filed, the Company filed the following Form 8-K Current Reports with the Securities and Exchange Commission:

               1. The Company's current report on Form 8-K dated February 1999 (Commission File No. 1-12733).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TOWER AUTOMOTIVE, INC.

Date: May 14, 1999                 By /s/ Anthony A. Barone
                                      -----------------------------------------
                                       Anthony A. Barone
                                       Vice President, Chief Financial Officer
                                       (principal accounting and financial
                                       officer)