Form 10-Q
period 1999-06-30
TOWER AUTOMOTIVE INC
filed 1999-08-16
CIK 925548

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from     to
                                                   ---    ---
                         Commission file number 1-12733

                             TOWER AUTOMOTIVE, INC.

             (Exact name of Registrant as specified in its charter)

          DELAWARE                                            41-1746238
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                          Identification No.)
         4508 IDS CENTER                                        55402
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

The number of shares outstanding of the Registrant's common stock, par value $.01 per share, at July 15, 1999 was 46,790,113 shares.

                             TOWER AUTOMOTIVE, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I   FINANCIAL INFORMATION

     Item 1.   Financial Statements:

               Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended June 30, 1999 and 1998

               Condensed Consolidated Statements of Operations (unaudited) for the Six Months Ended June 30, 1999 and 1998

               Condensed Consolidated Balance Sheets at June 30, 1999 (unaudited) and December 31, 1998

               Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 1999 and 1998

               Notes to Condensed Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk
                    See "Market Risk & Foreign Currency Transactions" Sections of Management Discussion & Analysis

PART II   OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders.

     Item 6.  Exhibits and Reports on Form 8-K






SIGNATURE

ITEM 1 - FINANCIAL INFORMATION

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - UNAUDITED)



                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                        1999            1998
                                                     ----------      -----------

Revenues                                              $ 530,680      $ 465,874

Cost of sales                                           443,651        395,020
                                                      ---------      ---------

        Gross profit                                     87,029         70,854

Selling, general and administrative expenses             24,584         20,825

Amortization expense                                      3,741          3,309
                                                      ---------      ---------

        Operating income                                 58,704         46,720

Interest expense, net                                     7,262         12,695
                                                      ---------      ---------

        Income before provision for income taxes         51,442         34,025

Provision for income taxes                               20,577         13,612
                                                      ---------      ---------

        Income before equity in earnings of joint
        ventures and minority interest                   30,865         20,413

Equity in earnings of joint ventures                      4,382          3,973

Minority interest--dividends on trust preferred,
        net                                              (2,619)          (640)
                                                      ---------      ---------

          Net income                                  $  32,628      $  23,746
                                                      ---------      ---------
                                                      ---------      ---------

Basic earnings per share                              $    0.69      $    0.51
                                                      ---------      ---------
                                                      ---------      ---------

Diluted earnings per share                            $    0.58      $    0.46
                                                      ---------      ---------
                                                      ---------      ---------



                 The accompanying notes are an integral part of these condensed consolidated statements.

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - UNAUDITED)


                                                       Six Months Ended June 30,
                                                     ------------------------------
                                                         1999              1998
                                                     ------------      ------------

Revenues                                              $ 1,029,252      $   923,003

Cost of sales                                             862,776          788,960
                                                      -----------      -----------

        Gross profit                                      166,476          134,043

Selling, general and administrative expenses               47,004           41,965

Amortization expense                                        7,191            6,573
                                                      -----------      -----------

        Operating income                                  112,281           85,505

Interest expense, net                                      14,529           24,610
                                                      -----------      -----------

        Income before provision for income taxes           97,752           60,895

Provision for income taxes                                 39,101           24,360
                                                      -----------      -----------

        Income before equity in earnings of joint
        ventures and minority interest                     58,651           36,535

Equity in earnings of joint ventures                        7,295            6,671

Minority interest - dividends on trust preferred,
        net                                                (5,242)            (640)
                                                      -----------      -----------

        Net income                                    $    60,704      $    42,566
                                                      -----------      -----------
                                                      -----------      -----------

Basic earnings per share                              $      1.30      $      0.92
                                                      -----------      -----------
                                                      -----------      -----------

Diluted earnings per share                            $      1.08      $      0.83
                                                      -----------      -----------
                                                      -----------      -----------





                 The accompanying notes are an integral part of these condensed consolidated statements.

                                   TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                            (AMOUNTS IN THOUSANDS)

                                                                    June 30,       December 31,
                             Assets                                   1999             1998
--------------------------------------------------------------   ---------------   -----------
                                                                   (unaudited)
Current assets:
       Cash and cash equivalents ............................     $       877      $     3,434
       Accounts receivable ..................................         309,371          239,888
       Inventories ..........................................          80,719           76,913
       Prepaid tooling and other ............................          82,734          115,859
                                                                  -----------      -----------
             Total current assets ...........................         473,701          436,094
                                                                  -----------      -----------

Property, plant and equipment, net ..........................         886,109          821,873
Restricted cash .............................................            --              2,677
Investments in joint ventures ...............................         219,115          209,625
Goodwill and other assets, net ..............................         463,047          465,898
                                                                  -----------      -----------
                                                                  $ 2,041,972      $ 1,936,167
                                                                  -----------      -----------
                                                                  -----------      -----------

            Liabilities and Stockholders' Investment
--------------------------------------------------------------

Current liabilities:
       Current maturities of long-term debt and capital lease
         obligations ........................................     $    23,400      $    18,191
       Accounts payable .....................................         208,329          214,194
       Accrued liabilities ..................................         124,482           96,773
                                                                  -----------      -----------
             Total current liabilities ......................         356,211          329,158
                                                                  -----------      -----------

Long-term debt, net of current maturities ...................         351,048          316,579
Obligations under capital leases, net of current maturities .          23,435           25,770
Convertible subordinated notes ..............................         200,000          200,000
Deferred income taxes .......................................          20,376           20,376
Other noncurrent liabilities ................................         157,336          178,738
                                                                  -----------      -----------
              Total non-current liabilities .................         752,195          741,463
                                                                  -----------      -----------

Mandatorily redeemable trust convertible preferred securities         258,750          258,750

Stockholders' investment:
       Preferred stock ......................................              --               --
       Common stock .........................................             470              463
       Warrants to acquire common stock .....................           2,000            2,000
       Additional paid-in capital ...........................         434,799          426,471
       Retained earnings ....................................         238,138          177,434
       Accumulated other comprehensive income - cumulative
         translation adjustment .............................            (591)             428
                                                                  -----------      -----------
             Total stockholders' investment .................         674,816          606,796
                                                                  -----------      -----------
                                                                  $ 2,041,972      $ 1,936,167
                                                                  -----------      -----------
                                                                  -----------      -----------

                 The accompanying notes are an integral part of these condensed consolidated statements.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)


                                                                      Six Months Ended June 30,
                                                                     --------------------------
                                                                         1999          1998
                                                                     -----------    -----------
OPERATING ACTIVITIES:
      Net income                                                      $  60,704      $  42,566
      Adjustments to reconcile net income to net cash provided by
        Operating activities -
         Depreciation and amortization                                   49,585         41,969
         Changes in other operating items                               (44,064)         6,952
                                                                      ---------      ---------

         Net cash provided by operating activities                       66,225         91,487
                                                                      ---------      ---------

INVESTING ACTIVITIES:
      Acquisitions and investment in joint venture                      (10,622)       (82,231)
      Capital expenditures, net                                        (106,630)       (70,696)
      Change in restricted cash                                           2,677          5,284
                                                                      ---------      ---------

         Net cash used in investing activities                         (114,575)      (147,643)
                                                                      ---------      ---------

FINANCING ACTIVITIES:
      Proceeds from borrowings                                          857,426        525,553
      Repayment of debt                                                (820,083)      (673,332)
      Proceeds from issuance of stock                                     8,450          1,608
      Proceeds from issuance of preferred securities                       --          251,350
      Other, net                                                           --              514
                                                                      ---------      ---------

         Net cash provided by financing activities                       45,793        105,693
                                                                      ---------      ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                  (2,557)        49,537

CASH AND CASH EQUIVALENTS:
      Beginning of period                                                 3,434           --
                                                                      ---------      ---------

      End of period                                                   $     877      $  49,537
                                                                      ---------      ---------
                                                                      ---------      ---------










                   The accompanying notes are an integral part of these condensed consolidated statements.

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying condensed consolidated financial statements have been prepared by Tower Automotive, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1998 Annual Report Form 10-K for the year ended December 31, 1998.

     Revenues and operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2.   Inventories consisted of the following (in thousands):


                                       June 30, 1999        Dec. 31, 1998
                                       ---------------      ---------------

                    Raw materials        $34,622               $26,787
                    Work in process       20,703                27,734
                    Finished goods        25,394                22,392
                                          -------               -------
                                         $80,719               $76,913
                                          -------               -------
                                          -------               -------



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

5. Basic earnings per share were computed by dividing net income by the weighted average number of common shares outstanding during the respective quarters. Diluted earnings per share were determined on the assumptions:
     (i) the Edgewood notes were converted at the beginning of the respective periods, (ii) the Convertible Subordinated Notes were converted at the beginning of the respective periods, and (iii) the Preferred Securities were converted upon issuance on June 3, 1998 as follows (in thousands, except per share data):


                                         Three Months Ended       Six Months Ended
                                               June 30,               June 30,
                                        ---------------------   ---------------------
                                           1999       1998        1999         1998
                                        ---------   ---------   ---------   ---------

Net income                               $32,628     $23,746     $60,704     $42,566
Interest expense on Edgewood notes,
  net of tax                                   9          21          20          31
Interest expense on Convertible
  Subordinated Notes, net of tax           1,627       1,627       3,254       3,254
Dividends on Preferred Securities,
  net of tax                               2,619         640       5,242         640
                                         -------     -------     -------     -------

Net income applicable to common
  stockholders -- diluted                $36,883     $26,034     $69,220     $46,491
                                         -------     -------     -------     -------
                                         -------     -------     -------     -------

Weighted average number of
  common shares outstanding               46,965      46,204      46,766      46,142
Dilutive effect of outstanding stock
  options and warrants after
  application of the treasury
  stock method                               705         600         687         539
Dilutive effect of Edgewood notes,
  assuming conversion                        319         540         360         554
Dilutive effect of Convertible
  Subordinated Notes,
  assuming conversion                      7,730       7,730       7,730       7,730
Dilutive effect of Preferred
 Securities, assuming conversion           8,424       2,059       8,424       1,030
                                         -------     -------     -------     -------
Diluted shares outstanding                64,143      57,133      63,967      55,995
                                         -------     -------     -------     -------
                                         -------     -------     -------     -------
Basic earnings per share                 $  0.69     $  0.51     $  1.30     $  0.92
                                         -------     -------     -------     -------
                                         -------     -------     -------     -------
Diluted earnings per share               $  0.58     $  0.46     $  1.08     $  0.83
                                         -------     -------     -------     -------
                                         -------     -------     -------     -------



6.   Long-term debt consisted of the following (in thousands):


                                                June 30,          December 31,
                                                  1999                1998
                                              -----------         -----------

Revolving credit facility                      $ 294,571           $ 257,563
Industrial development revenue bonds              43,765              43,765
Edgewood notes                                       969               1,636
Italian Stand Alone Demand Borrowings             12,268              10,889
Other                                             18,251              16,412
                                               ---------           ---------
                                                 369,824             330,265
Less-current maturities                          (18,776)            (13,686)
                                               ---------           ---------
      Total long-term debt                     $ 351,048           $ 316,579
                                               ---------           ---------
                                               ---------           ---------

     The Company has a Credit Agreement, which includes a revolving credit facility that provides for borrowings of up to $750 million on an unsecured basis with a letter of credit sublimit of $75 million. In addition, under the terms of the revolving credit facility, the equivalent of up to $85 million in borrowings can be denominated in foreign currency. As of June 30, 1999, approximately $60 million of the outstanding borrowings are denominated in Italian lira. The amount available under the revolving credit facility reduces to $675 million in April 2000, $600 million in April 2001 and $500 million in April 2002. The Credit Agreement has a final maturity of April 2003. Interest on the credit facility is at the prime rate or LIBOR plus a margin ranging from 17 to 50 basis points depending upon the ratio of the consolidated indebtedness of the Company to its total capitalization. The weighted average interest rate for such borrowings was 6.3% for the six months ended June 30, 1999.

     The Credit Agreement requires the Company to meet certain financial tests, including but not limited to a minimum interest coverage, maximum debt/capital, maximum leverage and maximum senior leverage ratio. As of June 30, 1999 the Company was in compliance with all debt covenants.

     During June of 1999, the Company terminated its position in interest rate swaps in the notional amount of $300 million, resulting in a gain of $0.5 million. The swaps were held as a hedge to convert floating rate indebtedness to fixed rate indebtedness without changing the underlying debt instrument. The Company believes that over the life of the revolving credit facility, interest rates will continue to remain stable, decreasing the effectiveness of the interest swap, and therefore, terminated the hedge.

7. On March 11, 1998, the Company acquired a 40 percent equity interest in Caterina, a supplier of structural stampings and assemblies to the Brazilian automotive market. In addition, the Company also has the right to acquire the remaining 60 percent of the equity of Caterina in the future. The Company paid approximately $48 million for its initial equity interest. This investment added Volkswagen and Mercedes as new customers.

     Effective July 1, 1998, the Company acquired IMAR, S.r.L. ("IMAR") and OSLAMT S.p.A. ("OSLAMT"). IMAR designs and manufactures structural parts and assemblies from two facilities in Italy, primarily for Fiat. OSLAMT designs and manufactures tools and assemblies for the automotive market from its facility in Turin, Italy. The purchase price consisted of approximately $32.5 million in cash plus the assumption of approximately $17 million of indebtedness with an additional amount of up to $15 million payable if IMAR achieves certain operating targets following the acquisition. In July 1999 the Company paid the additional amount of $15 million in connection with this agreement.

     On August 31, 1998, the Company sold its hinge business (the "Hinge Business") to Dura Automotive Systems, Inc. for net proceeds of approximately $36.9 million which approximated the book value of the net assets sold. The net proceeds were used to repay outstanding indebtedness under the revolving credit facility.

     Additional purchase liabilities recorded in connection with certain acquired facilities included approximately $19.1 million for costs associated with facility shutdown and consolidation activities and $8.9 million for general and payroll-related costs primarily for planned employee termination activities. Liabilities of approximately $18.5 million for related facility shutdown costs remained as of December 31, 1998 and June 30, 1999. Liabilities of $3.2 million and $1.6 million for payroll related costs remained as of December 31, 1998 and June 30, 1999, respectively. The timing of facility shutdown and consolidation activities has been adjusted to reflect customer concerns with supply interruption. These reserves have been utilized as originally intended and management believes the liabilities recorded for shutdown and consolidation activities are adequate but not excessive as of June 30, 1999.

     Additional purchase liabilities were recorded in the second quarter of 1999 in connection with the acquisition of IMAR for planned severance and payroll related costs of approximately $1.1 million. As of June 30, 1999, no severance costs have been paid.

8. Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments. Comprehensive income was approximately $34 million and $24 million for the three months ended June 30, 1999 and 1998, respectively, and approximately $60 million and $43 million for the six months ended June 30, 1999 and 1998, respectively.

9. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," becomes effective for the years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet quantified the impact of adopting SFAS No. 133 and has not yet determined the timing of adoption.

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

10.  Supplemental cash flow information (in thousands):


                                           Three Months Ended June 30,           Six Months Ended June 30,
                                        ----------------------------------    ---------------------------------
                                             1999               1998               1999              1998
                                        ---------------    ---------------    ---------------   ---------------
          Cash paid for -
                Interest                $4,949                $8,479               $13,991         $22,606

                Income taxes            $6,909                 $4,450               $10,256         $5,208


11. On July 29, 1999, the Company acquired all of the outstanding stock of Active Tool Corporation and Active Products Corporation ("Active") for total approximate consideration of $315 million. Active, which has five facilities, designs and produces a variety of large unexposed structural stampings, exposed surface panels, and modules to the North American automotive industry. Active's main customers include DaimlerChrysler, Ford, General Motors, and Saturn. Products offered by Active include body sides, pickup box sides, fenders, floor pan assemblies, door panels, pillars, and heat shields. The acquisition of Active enhances the Company's ability to manufacture large and complex structures, as well as exposed surface panels. The acquisition was financed under the Company's revolving credit facility.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1999 TO THE THREE MONTHS ENDED JUNE 30, 1998

REVENUES -- Revenues for the second quarter of 1999 were $530.7 million, compared to $465.9 million for the prior period. The increase is due to incremental new business of approximately $55.5 million, including business relating to the Ford LS/Jaguar, Ford Explorer, Dodge Durango, Freightliner and the Chrysler LH line, $15.3 million relating to the acquisitions of IMAR, S.r.L. ("IMAR") and OSLAMT, S.p.A. ("OSLAMT"), offset by a decline of $19.0 million relating primarily to the sale of the Hinge Business. The General Motors strike had the effect of reducing revenues in the 1998 period by approximately $13 million.

COST OF SALES -- Cost of sales as a percentage of revenues for the second quarter of 1999 was 83.6% compared to 84.8% for the prior period. The improvement in gross profit was primarily due to increased production volumes and product mix on light truck, sport utility and other models served by the Company. The expected improvement from increased production was offset by inefficiencies caused by customer demand exceeding planned capacity at certain locations, resulting in weekend overtime to meet production.

S, G & A EXPENSES -- Selling, general and administrative expenses increased to $24.6 million, or 4.6% of revenues, for the second quarter of 1999 compared to $20.8 million, or 4.5% of revenues for the prior period. The increased expense was due primarily to incremental costs associated with the Company's acquisitions of IMAR and OSLAMT of $1.2 million, increased engineering and program development costs related to new business of approximately $2.0 million, and the write off of $1.1 million of expenses relating to unsuccessful acquisition efforts. This increase was offset partially by the realization of a gain of $0.5 million on the cash settlement of amounts due under the interest rate swap agreement during June 1999.

AMORTIZATION EXPENSE -- Amortization expense for the second quarter of 1999 was $3.7 million compared to $3.3 million for the prior period. The increase was due to amortization related to the costs associated with the June 1998 offering of $258.8 million of 6 3/4% Trust Convertible Preferred Securities ("Preferred Securities") and incremental goodwill amortization related to the acquisitions of IMAR and OSLAMT.

INTEREST EXPENSE -- Interest expense for the second quarter of 1999 was $7.3 million compared to $12.7 million for the prior period. Interest expense was affected by (i) increased borrowings to fund the Company's acquisition of IMAR and OSLAMT in July 1998, and (ii) the proceeds from the June 1998 offering of Preferred Securities, which were used to reduce borrowings under the Company's revolving credit facility.

INCOME TAXES -- The effective income tax rate was 40% for the second quarter of 1999 and 1998. The effective rates differed from the statutory rates primarily as a result of state taxes and non-deductible goodwill amortization.

EQUITY IN EARNINGS OF JOINT VENTURES -- Equity in earnings of joint ventures for the second quarter of 1999 and 1998 represents the Company's share of the earnings from its joint venture interests in Metalsa, Caterina and Tower Golden Ring.

MINORITY INTEREST -- Minority interest for the second quarter of 1999 and 1998 represents dividends, net of income tax benefits, on the Preferred Securities.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 TO THE SIX MONTHS ENDED JUNE 30, 1998

REVENUES -- Revenues for the six months ended June 30, 1999 were $1,029.3 million, compared to $923.0 million for the six months ended June 30, 1998. The increase is due to net new business of approximately $101.9 million. The new business related primarily to the Ford Explorer, F-Series pick-up, Ranger and LS/Jaguar lines, Dodge Durango and Dakota, and the Chrysler LH. The increase of $30.4 million relating to the acquisitions of IMAR and OSLAMT was offset by $39.0 million relating to the sale of the Hinge Business. The General Motors strike had the effect of reducing revenues in the 1998 period by approximately $13 million.

COST OF SALES -- Cost of sales as a percentage of revenues for the six months ended June 30, 1999 was 83.8% compared to 85.5% for the six months ended June 30, 1998. Expected improvement in gross profit was due to increased production volumes and product mix on light truck, sport utility and other models served by the Company. The expected improvement from increased production was offset by inefficiencies caused by customer demand exceeding planned capacity at certain locations, resulting in weekend overtime to meet production.

S, G & A EXPENSES -- Selling, general and administrative expenses increased to $47.0 million, or 4.6% of revenues, for the six months ended June 30, 1999 compared to $42.0 million, or 4.5% of revenues, for the six months ended June 30, 1998. The increased expense was due to incremental costs associated with the Company's acquisitions of IMAR and OSLAMT of $1.7 million and increased engineering and program development costs related to new business of approximately $4.1 million. Additionally the Company wrote off certain expenses of approximately $1.1 million relating to unsuccessful acquisition efforts. This increase was offset partially by the realization of gains totaling $1.9 million on the cash settlement of amounts due under the interest rate swap and lock agreements during the first six months of 1999.

AMORTIZATION EXPENSE -- Amortization expense for the six months ended June 30, 1999 was $7.2 million compared to $6.6 million for the six months ended June 30, 1998. The increase was due to amortization related to the costs associated with the June 1998 offering of the Preferred Securities and incremental goodwill amortization related to the acquisitions of IMAR and OSLAMT.

INTEREST EXPENSE -- Interest expense for the six-month period ended June 30, 1999 was $14.5 million compared to $24.6 million for the six months ended June 30, 1998. Interest expense was affected by (i) increased borrowings incurred to fund the Company's joint venture interests in Caterina in March 1998, (ii) increased borrowings to fund the Company's acquisition of IMAR and OSLAMT in July 1998, and (iii) the proceeds from the June 1998 offering of Preferred Securities, which were used to reduce borrowings under the Company's revolving credit facility.

INCOME TAXES -- The effective income tax rate was 40% for the six months ended June 30, 1999 and 1998. The effective rates differed from the statutory rates primarily as a result of state taxes and non-deductible goodwill amortization.

EQUITY IN EARNINGS OF JOINT VENTURES -- Equity in earnings of joint ventures for the first six months of 1999 and 1998 represents the Company's share of the earnings from its joint venture interests in Metalsa, Caterina and Tower Golden Ring.

MINORITY INTEREST -- Minority interest for the first six months of 1999 and 1998 represents dividends, net of income tax benefits, on the Preferred Securities.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a credit agreement, which includes a revolving credit facility that provides for borrowings of up to $750 million on an unsecured basis, with a letter of credit sublimit of $75 million. In addition, under the terms of the credit facility, the equivalent of up to $85 million in borrowings can be denominated in foreign currency. As of June 30, 1999 approximately $60 million of the $294.6 million outstanding borrowings under the revolving credit facility are denominated in Italian lira. The amount available under the revolving credit facility reduces to $675 million in April 2000, $600 million in April 2001 and $500 million in April 2002. The credit facility has a final maturity of April 2003. Interest on the credit facility is at the prime rate or LIBOR plus a margin ranging from 17 to 50 basis points depending upon the ratio of the consolidated indebtedness of the Company to its total capitalization. The weighted average interest rate for such borrowings was 6.3% for the six months ended June 30, 1999.

The Credit Agreement requires the Company to meet certain financial tests, including but not limited to minimum interest coverage, maximum debt/capital, maximum leverage and maximum senior leverage ratio as detailed below. As of June 30, 1999 the Company was in compliance with all debt covenants.

                                                                                            SENIOR
                             INTEREST COVERAGE     DEBT/CAPITAL       LEVERAGE             LEVERAGE
                             -----------------     ------------       --------             --------
       PERIODS                    RATIO (1)         RATIO (2)         RATIO (3)            RATIO (4)
       -------                    ---------         --------          ---------            ---------
12/31/98 - 12/30/1999            2.50 to 1.00          60%          4.50 to 1.00          3.50 to 1.00
12/31/99 - 12/30/2000            2.75 to 1.00          55%          4.25 to 1.00          3.25 to 1.00
12/31/2000 - thereafter          3.00 to 1.00          50%          4.00 to 1.00          3.00 to 1.00

--------------------------
(1) Interest Coverage Ratio means the ratio of EBIT (as defined) to consolidated interest expense.
(2) Debt/Capital Ratio means the ratio of total indebtedness of the Company to the sum of the Company's stockholders' investment plus total indebtedness of the Company.
(3) Leverage Ratio means the ratio of total indebtedness of the Company to EBITDA (as defined).
(4) Senior Leverage Ratio means the ratio of total indebtedness of the Company, excluding subordinated indebtedness and the Convertible Notes and Debentures, to EBITDA (as defined).

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

Effective July 1, 1998, the Company acquired IMAR, S.r.L. ("IMAR") and OSLAMT S.p.A. ("OSLAMT"). IMAR designs and manufactures structural parts and assemblies from two facilities in Italy, primarily for Fiat. OSLAMT designs and manufactures tools and assemblies for the automotive market from its facility in Turin, Italy. The purchase price consisted of approximately $32.5 million in cash plus the assumption of approximately $17 million of indebtedness with an additional amount of up to $15 million payable if IMAR achieves certain operating targets following the acquisition. In July 1999 the Company paid the additional amount of $15 million in connection with this agreement.

On July 29, 1999 the Company acquired all of the outstanding stock of Active Tool Corporation and Active Products Corporation ("Active") for total approximate consideration of $315 million. Active, which has five facilities, designs and produces a variety of large unexposed structural stampings, exposed surface panels, and modules to the North American Automotive Industries. Active's main customers include DaimlerChrysler, Ford, General Motors, and Saturn. Products offered by Active include body sides, pickup box sides, fenders, floor pan assemblies, door panels, pillars, and heat shields. The acquisition of Active enhances the Company's ability to manufacture large and complex structures, as well as exposed surface panels. The acquisition was financed under the Company's revolving credit facility.

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

The Company is a 40% partner in Metalsa S. de R.L. ("Metalsa") with Promotora de Empresas Zano, S.A. de C.V. ("Proeza"). The partnership agreement provides additional amounts of up to $45 million payable based upon net earnings of Metalsa during 1998, 1999, and 2000. Based upon Metalsa's 1998 net earnings, the Company paid Proeza approximately $9.0 million in additional consideration during the second quarter of 1999.

During the first six months of 1999, the Company generated $66.2 million of cash from operations. This compares with $91.5 million provided during the same period in 1998. Cash provided by net income, depreciation and amortization was $110.3 million and $84.5 million for 1999 and 1998, respectively. Cyclical working capital requirements related to customer tooling receivables during the launch phase accounted for approximately $28 million of the operating change in 1999.

Net cash used in investing activities was $114.5 million during the first six months of 1999 as compared to $147.6 million in the prior period. Net capital expenditures totaled $106.6 million and $70.7 million for the comparable 1999 and 1998 periods, respectively. In 1998, acquisitions and investments in joint ventures was approximately $80.6 million.

Net cash provided by financing activities totaled $45.8 million for the first six months of 1999 compared with $105.7 million in the prior period.

At June 30, 1999, the Company had unused borrowing capacity of $455.4 million, under its most restrictive debt covenant. The Company believes the borrowing availability under its credit agreement, together with funds generated by operations, should provide liquidity and capital resources to pursue its business strategy for the foreseeable future, with respect to working capital, capital expenditures, and other operating needs. The Company estimates its 1999 capital expenditures will approximate $200 million. Under present conditions, management does not believe access to funds will restrict its ability to pursue its acquisition strategy.

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

At June 30, 1999, Tower Automotive had debt totaling $569.8 million. Of this amount, $200 million represents fixed debt and $369.8 million represents floating rate debt. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings and cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant (such as foreign exchange rates and debt levels). Based on debt levels at June 30, 1999, a one percentage point change in interest rates would have a net change in the unrealized fair market value of the fixed rate debt of approximately $5.7 million. The pre-tax earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt would be approximately $3.7 million, holding other variables constant.

During June of 1999, the Company terminated its position in interest rate swaps in the notional amount of $300 million, resulting in a gain of $0.5 million. The swaps were held as a hedge to convert floating rate indebtedness to fixed rate indebtedness without changing the underlying debt instrument. The Company believes that over the life of the revolving credit facility, interest rates will continue to remain stable, decreasing the effectiveness of the interest swap, and therefore, terminated the hedge.

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

Most of the Company's facilities have completed the inventory and assessment of their internal information technology ("IT") and non-IT systems (including business, operating, facilities and factory floor systems). Much of the remediation required was completed during 1998. Remediation may include repair, replacement, upgrading or retirement of specific systems and components, with priorities based on a business risk assessment. The Company's known remediation activities were substantially completed in the second quarter of 1999, except for business systems software in Milwaukee, which is expected to be complete in the third quarter of 1999. Contingency plans, as needed, will be completed before the end of 1999.

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

The Company has spent approximately $1.4 million on Y2K activities to date and anticipates that it will incur additional future costs not to exceed $0.6 million in total in addressing Y2K issues.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," becomes effective for the years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet quantified the impact of adopting SFAS No. 133 and has not yet determined the timing of adoption.

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

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q, the words "anticipate," "believe," "estimate," "expect," "intends," and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside the control of the Company, such as risks relating to: (i) the degree to which the Company is leveraged; (ii) the Company's reliance on major customers and selected models; (iii) the cyclicality and seasonality of the automotive market; (iv) the failure to realize the benefits of recent acquisitions and joint ventures; (v) obtaining new business on new and redesigned models; (vi) the Company's ability to continue to implement its acquisition strategy; and (vii) the highly competitive nature of the automotive supply industry. All subsequent written and oral forward-looking statements attributable to the Company or persons acing on behalf of the Company are expressly qualified in their entirety by such cautionary statements.

                           PART II. OTHER INFORMATION

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES


Item 1.  Legal Proceedings:

         None

Item 2.  Change in Securities:

         None

Item 3.  Defaults Upon Senior Securities:

         None

Item 4.  Submission of Matters to a Vote of Security Holders:

         The registrant held its Annual Meeting of Stockholders on May 25, 1999. Proxies for the meeting were solicited pursuant to Regulation
         14. There was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement and all such nominees (S.A. Johnson, Dugald K. Campbell, Kim B. Clark, F.J. Loughrey, James
         R. Lozelle, Scott D. Rued and Enrique Zambrano) were elected. Of the 41,129,200 shares voted, at least 40,990,622 shares granted authority to vote for these directors and no more than 138,578 abstaining votes were cast.

         The Tower Automotive, Inc. Long-Term Incentive Plan was approved by the stockholders. A total of 24,630,119 affirmative votes, 13,925,934 negative votes and 39,265 abstaining votes were cast.

         The Tower Automotive, Inc. Key Leadership Deferred Income Stock Purchase Plan was approved by the stockholders. A total of 35,880,307 affirmative votes, 2,672,029 negative votes and 42,982 abstaining votes were cast.

         The retention of Arthur Andersen LLP as independent public accountants of the Company was approved by the stockholders. A total of 41,108,025 affirmative votes, 9,436 negative votes and 11,739 abstaining votes were cast.


Item 5.  Other Information:

         None

Item 6.  Exhibits and Reports on Form 8-K:

         (a) Exhibits:

         12.1 Statement and Computation of Ratio of Earnings to Fixed Charges.
         27.1 Financial Data Schedule.

         (b) During the quarter for which this report is filed, the Company filed the following Form 8-K Current Reports with the Securities and Exchange Commission:

             1. The Company's current report on Form 8-K dated April 27,
                1999 (Commission File No. 1-12733).

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             TOWER AUTOMOTIVE, INC.


Date:  August 13, 1999       By /s/ Anthony A. Barone
                                ------------------------------------------------
                                Anthony A. Barone
                                Vice President, Chief Financial Officer
                                (principal accounting and financial
                                officer)