Form 10-Q
period 1999-09-30
TOWER AUTOMOTIVE INC
filed 1999-11-15
CIK 925548

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                           Yes X                                       No ___

The number of shares outstanding of the Registrant's common stock, par value $.01 per share, at October 15, 1999 was 46,879,454 shares.

                             TOWER AUTOMOTIVE, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I        FINANCIAL INFORMATION

         Item 1.    Financial Statements:

                    Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended September 30, 1999 and 1998

                    Condensed Consolidated Statements of Operations (unaudited) for the Nine Months Ended September 30, 1999 and 1998

                    Condensed Consolidated Balance Sheets at September 30, 1999 (unaudited) and December 31, 1998

                    Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 1999 and 1998

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


SIGNATURE

ITEM 1 - FINANCIAL INFORMATION

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - UNAUDITED)


                                                                Three Months Ended September 30,
                                                              -------------------------------------
                                                                   1999                  1998
                                                              --------------         ------------
Revenues                                                        $ 536,152           $ 444,851

Cost of sales                                                     453,851             377,862
                                                              --------------         ------------

        Gross profit                                               82,301              66,989

Selling, general and administrative expenses                       29,382              24,003

Amortization expense                                                4,451               3,461
                                                              --------------         ------------

        Operating income                                           48,468              39,525

Interest expense, net                                              10,642               8,620
                                                              --------------         ------------

        Income before provision for income taxes                   37,826              30,905

Provision for income taxes                                         15,130              12,362
                                                              --------------         ------------

        Income before equity in earnings of joint
        ventures and minority interest                             22,696              18,543

Equity in earnings of joint ventures                                3,664               2,342

Minority interest--dividends on trust preferred,
        net                                                        (2,619)             (2,619)
                                                              --------------         ------------

          Net income                                            $  23,741           $  18,266
                                                              --------------         ------------
                                                              --------------         ------------

Basic earnings per share                                        $    0.50           $    0.40
                                                              --------------         ------------
                                                              --------------         ------------

Diluted earnings per share                                      $    0.44           $    0.36
                                                              --------------         ------------
                                                              --------------         ------------


                 The accompanying notes are an integral part of
                    these condensed consolidated statements.

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - UNAUDITED)


                                                               Nine Months Ended September 30,
                                                             -------------------------------------
                                                                   1999                  1998
                                                             ----------------      ---------------
Revenues                                                        $ 1,565,404           $ 1,367,854

Cost of sales                                                     1,316,627             1,166,822
                                                             ----------------      ---------------

        Gross profit                                                248,777               201,032

Selling, general and administrative expenses                         76,386                65,968

Amortization expense                                                 11,642                10,034
                                                             ----------------      ---------------

        Operating income                                            160,749               125,030

Interest expense, net                                                25,171                33,230
                                                             ----------------      ---------------

        Income before provision for income taxes                    135,578                91,800

Provision for income taxes                                           54,231                36,722
                                                             ----------------      ---------------

        Income before equity in earnings of joint
        ventures and minority interest                               81,347                55,078

Equity in earnings of joint ventures                                 10,959                 9,013

Minority interest - dividends on trust preferred,
        net                                                          (7,861)               (3,259)
                                                             ----------------      ---------------

        Net income                                              $    84,445           $    60,832
                                                             ----------------      ---------------
                                                             ----------------      ---------------

Basic earnings per share                                        $      1.80           $      1.32
                                                             ----------------      ---------------
                                                             ----------------      ---------------


Diluted earnings per share                                      $      1.52           $      1.18
                                                             ----------------      ---------------
                                                             ----------------      ---------------


                 The accompanying notes are an integral part of
                    these condensed consolidated statements.

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)


                                                                        September 30,        December 31,
                             Assets                                         1999                 1998
                                                                       --------------       -------------
                                                                         (unaudited)
Current assets:
       Cash and cash equivalents                                       $     1,067           $     3,434
       Accounts receivable                                                 359,362               239,888
       Inventories                                                         115,863                76,913
       Prepaid tooling and other                                            99,011               115,859
                                                                       --------------       -------------
             Total current assets                                          575,303               436,094
                                                                       --------------       -------------

Property, plant and equipment, net                                       1,047,872               821,873
Restricted cash                                                                 --                 2,677
Investments in joint ventures                                              220,902               209,625
Goodwill and other assets, net                                             654,651               465,898
                                                                       --------------       -------------
                                                                       $ 2,498,728           $ 1,936,167
                                                                       --------------       -------------
                                                                       --------------       -------------

            Liabilities and Stockholders' Investment

Current liabilities:
       Current maturities of long-term debt and capital lease
           obligations                                                 $     6,303           $    18,191
       Accounts payable                                                    245,620               214,194
       Accrued liabilities                                                 158,337                96,773
                                                                       --------------       -------------
             Total current liabilities                                     410,260               329,158
                                                                       --------------       -------------

Long-term debt, net of current maturities                                  710,012               316,579
Obligations under capital leases, net of current maturities                 23,246                25,770
Convertible subordinated notes                                             200,000               200,000
Deferred income taxes                                                        3,510                20,376
Other noncurrent liabilities                                               193,148               178,738
                                                                       --------------       -------------
              Total non-current liabilities
                                                                         1,129,916               741,463
                                                                       --------------       -------------

Mandatorily redeemable trust convertible preferred securities              258,750               258,750

Stockholders' investment:
       Preferred stock                                                          --                    --
       Common stock                                                            471                   463
       Warrants to acquire common stock                                      2,000                 2,000
       Additional paid-in capital                                          435,710               426,471
       Retained earnings                                                   261,879               177,434
       Accumulated other comprehensive income (loss) -
            cumulative translation adjustment                                 (258)                  428
                                                                       --------------       -------------
             Total stockholders' investment                                699,802               606,796
                                                                       --------------       -------------
                                                                       $ 2,498,728           $ 1,936,167
                                                                       --------------       -------------
                                                                       --------------       -------------


                 The accompanying notes are an integral part of
                  these condensed consolidated balance sheets.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)


                                                                                  Nine Months Ended September 30,
                                                                                ---------------------------------
                                                                                    1999                 1998
                                                                                --------------     --------------
OPERATING ACTIVITIES:
      Net income                                                              $    84,445           $    60,832
      Adjustments to reconcile net income to net cash provided by
        Operating activities -
         Depreciation and amortization                                             80,665                64,925
         Changes in other operating items                                         (65,395)               (2,353)
                                                                                --------------     --------------

            Net cash provided by operating activities                              99,715               123,404
                                                                                --------------     --------------

INVESTING ACTIVITIES:
      Acquisitions and investment in joint venture                               (331,767)             (116,827)
      Net proceeds from sale of Hinge Business                                         --                35,631
      Capital expenditures, net                                                  (160,299)             (122,308)
      Change in restricted cash                                                     2,677                 5,254
                                                                                --------------     --------------

         Net cash used in investing activities                                   (489,389)             (198,250)
                                                                                --------------     --------------

FINANCING ACTIVITIES:
      Proceeds from borrowings                                                  1,647,118               786,231
      Repayment of debt                                                        (1,269,190)             (965,198)
      Proceeds from issuance of stock                                               9,379                 2,094
      Proceeds from issuance of preferred securities                                   --               251,350
      Other, net                                                                       --                   532
                                                                                --------------     --------------

         Net cash provided by financing activities                                387,307                75,009
                                                                                --------------     --------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                            (2,367)                  163

CASH AND CASH EQUIVALENTS:
      Beginning of period                                                           3,434                    --
                                                                                --------------     --------------

      End of period                                                           $     1,067           $       163
                                                                                --------------     --------------
                                                                                --------------     --------------


                   The accompanying notes are an integral part of these condensed consolidated statements.

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The accompanying condensed consolidated financial statements have been prepared by Tower Automotive, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1998 Annual Report Form and 10-K for the year ended December 31, 1998.

      Revenues and operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2.    Inventories consisted of the following (in thousands):


                                   September 30,    December 31,
                                      1999             1998
                                   -------------    ------------
          Raw materials            $ 49,532          $ 26,787
          Work in process            36,685            27,734
          Finished goods             29,646            22,392
                                   -------------    ------------
                                   $115,863          $ 76,913
                                   -------------    ------------
                                   -------------    ------------


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


                                                       Three Months Ended               Nine Months Ended
                                                          September 30,                   September 30,
                                                  ----------------------------     ----------------------------
                                                     1999            1998             1999            1998
                                                  ------------    ------------     ------------    ------------
     Net income                                    $23,741          $18,266          $84,445          $60,832
     Interest expense on Edgewood notes,
        net of tax                                       9               14               28               45
     Interest expense on Convertible
        Subordinated Notes, net of tax               1,627            1,627            4,881            4,881
     Dividends on Preferred Securities,
        net of tax                                   2,619            2,619            7,861            3,259
                                                   -------          -------          -------          -------

     Net income applicable to common
        stockholders -- diluted                    $27,996          $22,526          $97,215          $69,017
                                                   -------          -------          -------          -------
                                                   -------          -------          -------          -------

     Weighted average number of
        common shares outstanding                   47,081           46,236           46,871           46,174
     Dilutive effect of outstanding stock
        options and warrants after
        application of the treasury stock
        method                                         569              427              647              499
     Dilutive effect of Edgewood notes,
        assuming conversion                            296              539              339              549
     Dilutive effect of Convertible
        Subordinated Notes,
        assuming conversion                          7,728            7,728            7,728            7,728
     Dilutive effect of Preferred
     Securities, assuming conversion                 8,425            8,425            8,425            3,495
                                                   -------          -------          -------          -------
     Diluted shares outstanding                     64,099           63,355           64,010           58,445
                                                   -------          -------          -------          -------
                                                   -------          -------          -------          -------
     Basic earnings per share                      $  0.50          $  0.40          $  1.80          $  1.32
                                                   -------          -------          -------          -------
                                                   -------          -------          -------          -------
     Diluted earnings per share                    $  0.44          $  0.36          $  1.52          $  1.18
                                                   -------          -------          -------          -------
                                                   -------          -------          -------          -------


4.    Long-term debt consisted of the following (in thousands):


                                                      September 30,         December 31,
                                                           1999                 1998
                                                     --------------       ---------------
          Revolving credit facility                      $ 330,054           $ 257,563
          Term loan add on facility                        325,000                  --
          Industrial development revenue bonds              43,765              43,765
          Edgewood notes                                       878               1,636
          Italian Stand Alone Demand Borrowings                 --              10,889
          Other                                             11,933              16,412
                                                         ---------           ---------
                                                           711,630             330,265
          Less-current maturities                           (1,618)            (13,686)
                                                         ---------           ---------
                                                         ---------           ---------
                Total long-term debt                     $ 710,012           $ 316,579
                                                         ---------           ---------
                                                         ---------           ---------


      The Company's Credit Agreement includes a revolving credit facility that provides for borrowings of up to $750 million on an unsecured basis with a letter of credit sublimit of $75 million. In addition, under the terms of the revolving credit facility, the equivalent of up to $85 million in borrowings can be denominated in foreign currency. As of September 30, 1999, approximately $81 million of the outstanding borrowings are denominated in Italian lira. The amount available under the revolving credit facility reduces to $675 million in April 2000, $600 million in April 2001 and $500 million in April 2002. The Credit Agreement has a final maturity of April 2003. Interest on the credit facility is at the prime rate or LIBOR plus a margin ranging from 17 to 50 basis points depending upon the ratio of the consolidated indebtedness of the Company to its total capitalization. The weighted average interest rate for such borrowings was 6.2% for the nine months ended September 30, 1999.

      On August 23, 1999, the Company amended and restated its Credit Agreement to include a term loan add on facility of $325 million. The term loan facility matures in eight equal repayments beginning September 2002 with final maturity in June 2004. Interest on the term loan facility is at prime rate or Libor plus a margin ranging from 25 to 175 basis points depending on the Company's ratio of consolidated indebtedness to its total capitalization. The weighted average interest rate for the term loan facility was 7.38% for the nine months ending September 30, 1999. The proceeds from the term facility were used to repay outstanding indebtedness under the revolving facility incurred in connection with the acquisition of Active on July 29, 1999. (See note 5)

      The Credit Agreement requires the Company to meet certain financial tests, including but not limited to a minimum interest coverage, maximum debt/capital, maximum leverage and maximum senior leverage ratio. As of September 30, 1999, the Company was in compliance with all debt covenants.

5. Effective July 1, 1998, the Company acquired IMAR, S.r.L. ("IMAR") and OSLAMT S.p.A. ("OSLAMT"). IMAR designs and manufactures structural parts and assemblies from two facilities in Italy, primarily for Fiat. OSLAMT designs and manufactures tools and assemblies for the automotive market from its facility in Turin, Italy. The purchase price consisted of approximately $32.5 million in cash plus the assumption of approximately $17 million of indebtedness plus an additional amount of $15 million for achieving certain operating targets. In July 1999 the Company paid the additional amount of $15 million in connection with this agreement.

      On August 31, 1998, the Company sold its hinge business (the "Hinge Business") to Dura Automotive Systems, Inc. for net proceeds of approximately $36.9 million which approximated the book value of the net assets sold. The net proceeds were used to repay outstanding indebtedness under the revolving credit facility.

      On July 29, 1999, the Company acquired all of the outstanding stock of Active Tool and Manufacturing Company, Inc. and its affiliate Active Products Corporation (collectively "Active") for total consideration of approximately $315 million. Active, which has five facilities, is a leading designer and producer of large structural stampings and assemblies including Class A exposed metal surfaces to the North American automotive industry. Active's principle customers include DaimlerChrysler, Ford, General Motors, and Saturn. Products offered by Active include body sides, pickup box sides, fenders, floor pan assemblies, door panels, pillars, and heat shields. The acquisition of Active enhances the Company's ability to manufacture large and complex structures, as well as exposed surface panels. The acquisition was financed under the Company's revolving credit facility.

      These acquisitions have been accounted for using the purchase method of accounting and, accordingly, the assets and acquired liabilities assumed have been recorded at the fair value as of the date of the acquisitions. The assets and liabilities of Active have been recorded based on preliminary estimates of fair value as of the dates of the acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill. The Company is further evaluating the fair value of certain assets acquired and liabilities assumed in connection with the Active acquisition and as a result, will likely result in adjustments to the preliminary allocation of the purchase price.


      In conjunction with acquisitions made, reserves have been established for certain costs associated with facility shutdown and consolidation activities and for general and payroll related costs primarily for planned employee termination activities. As of December 31, 1998, approximately $18.5 million and $3.2 million were recorded for facility shutdown and payroll related costs, respectively. Additional reserves of $6.6 million related to facility shutdown costs and $4.7 million for payroll related costs were recorded in the nine months ended September 30, 1999 in connection with acquisitions. Cost incurred and charged to such reserves amounted to $1.9 million for payroll related termination costs for the nine months ended September 30, 1999. At September 30, 1999, liabilities for approximately $25.1 million for costs associated with facility shutdown and consolidation activities and $6.0 million of general and payroll related and costs primarily for planned employee termination activities remained. The timing of facility shutdown and consolidation activities has been adjusted to reflect customer concerns with supply interruption. These reserves have been utilized as originally intended and management believes the liabilities recorded for shutdown and consolidation activities are adequate but not excessive as of September 30, 1999.

6. The following presents comprehensive income, defined as changes in the stockholder's investment of the Company, for the three and nine month periods ended September 30, 1999 and 19998 (in thousands):


                                        Three Months Ended September 30,            Nine Months Ended September 30,
                                      -------------------------------------     ----------------------------------------
                                             1999                1998               1999                  1998
                                      -------------------    --------------     --------------    ----------------------
     Net income                          $   23,741          $   18,266           $   84,445           $   60,832
     Change in cumulative
        translation adjustments                 333                 (87)                (686)                 (89)
     Comprehensive income                $   24,074          $   18,179           $   83,759           $   60,743
                                         ----------          ----------           ----------           ----------
                                         ----------          ----------           ----------           ----------


7. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", becomes effective for the years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet quantified the impact of adopting SFAS No. 133.

      During the first quarter of 1999, the Company adopted the Financial Accounting Standards Board Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires that start-up activities be expensed as incurred, versus capitalizing and expensing them over a period of time. The adoption of SOP 98-5 did not affect the Company's consolidated results of operations of the financial position of the Company.

8.    Supplemental cash flow information (in thousands):


                                  Three Months Ended September 30,          Nine Months Ended September 30,
                                -------------------------------------    --------------------------------------
                                      1999                 1998               1999                1998
                                ------------------    ---------------    ---------------   --------------------
        Cash paid for -
             Interest              $   11,447          $   10,913          $   25,438          $   33,519
             Income taxes          $    2,100          $      455          $   12,356          $    5,663


      On June 3, 1998, Tower Automotive Capital Trust (the "Issuer"), a wholly owned statutory business trust of the Company, completed the offering of $258.8 million of its 6 3/4% Trust Convertible Preferred Securities ("Preferred Securities No separate financial statements of the Issuer have been included herein. The Company does not consider that such financial statements would be material to holders of Preferred Securities because
      (i) all of the voting securities of the Issuer are owned, directly or indirectly, by the Company, a reporting company under the Exchange Act,
      (ii) the Issuer has no independent operations and exists for the sole purpose of issuing securities representing undivided beneficial interests in the assets of the Issuer and investing the proceeds thereof in 6 3/4% Convertible Subordinated Debentures due June 30, 2018 issued by the Company and (iii) the obligations of the Issuer under the Preferred Securities are fully and unconditionally guaranteed by the Company.

9. On October 14, 1999, the Company loaned $30.0 million to J. L. French Automotive Castings, Inc. (J. L. French) in exchange for a convertible subordinated promissory note due October 14, 2009. The note bears interest at 7.50% annually with interest payable on the last day of each calendar quarter beginning December 31, 1999. The Company can convert, at its option, any portion of the outstanding principle of the note into Class A Common Stock of J. L. French at a preset agreed upon conversion price.

      On October 29, the Company infused $21 million for new shares representing a 49% equity interest in Seojin Industrial Company Limited ("Seojin"). Seojin is a supplier of frames, modules and structural components to the Korean automobile industry. Total consideration for the equity interest was financed under the Company's revolving credit facility. In addition, the Company advanced $19 million to Seojin in exchange for variable rate convertible bonds ("bonds") due October 30, 2009. The bonds are unsecured and rank pari passu with all other present and future obligations of Seojin. Interest on the bonds is payable annually beginning October 30, 2000 and each October 30 thereafter until maturity. The Company has the right at its option to convert the bonds into common stock of Seojin any time on or after October 30, 2000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES -- Revenues for the third quarter of 1999 were $536.2 million, compared to $444.9 million for the prior period. The increase is due to incremental new business of approximately $31.2 million, including business relating to the Lincoln LS/Jaguar S type, Ford Excursion, and Freightliner, $64 million relating to the acquisitions of Active Tool and Manufacturing Company Inc. and its affiliate Active Products Corporation (collectively "Active"), offset by a decline of $20 million relating primarily to Ford Escort, Ranger, and Taurus. The General Motors strike had the effect of reducing revenues in the 1998 period by approximately $16.1 million.

COST OF SALES -- Cost of sales as a percentage of revenues for the third quarter of 1999 was 84.6% compared to 84.9% for the prior period. The improvement in gross profit was primarily due to increased production volumes and product mix on light truck, sport utility and other models served by the Company. The expected improvement from increased production was offset by inefficiencies caused by significant launch activity incurred during the current period compared with the 1998 period.

S, G & A EXPENSES -- Selling, general and administrative expenses increased to $29.4 million, or 5.5% of revenues, for the third quarter of 1999 compared to $24.0 million, or 5.4% of revenues for the prior period. The increased expense was due primarily to $3.3 million of incremental costs associated with the Company's acquisition of Active, increased engineering, program development, and launch costs related to new business of $1.1 million, and the write off of $ 1.0 million of expenses relating to EVA training and unsuccessful acquisitions efforts.

AMORTIZATION EXPENSE -- Amortization expense for the third quarter of 1999 was $4.5 million compared to $3.5 million for the prior period. The increase was primarily due to incremental goodwill amortization related to the acquisitions of IMAR and OSLAMT in July 1998 including operating performance payments, and the acquisition of Active in July 1999.

INTEREST EXPENSE -- Interest expense for the third quarter of 1999 was $10.6 million compared to $8.6 million for the prior period. Interest expense was primarily affected by increased borrowings to fund the Company's acquisition of Active in July 1999 and payments for performance made in connection with the acquisition of IMAR.

INCOME TAXES -- The effective income tax rate was 40% for the third quarter of 1999 and 1998. The effective rates differed from the statutory rates primarily as a result of state taxes and non-deductible goodwill amortization.

EQUITY IN EARNINGS OF JOINT VENTURES -- Equity in earnings of joint ventures for the third quarter of 1999 and 1998 represents the Company's share of the earnings from its joint venture interests in Metalsa, Caterina and Tower Golden Ring.

MINORITY INTEREST -- Minority interest for the third quarter of 1999 and 1998 represents dividends, net of income tax benefits, on the Preferred Securities.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES -- Revenues for the nine months ended September 30, 1999 were $1,565.4 million, compared to $1,367.9 million for the nine months ended September 30, 1998. The increase is due to net new business of approximately $113.1 million. The new business related primarily to the Ford Explorer, F-Series pick-up, Ranger , Excursion and Lincoln LS/Jaguar S Type, Dodge Durango and Dakota, and the Chrysler LH. The increase of $94.4 million relating to the acquisitions of IMAR, OSLAMT , and Active offset by $39.0 million relating to the sale of the Hinge Business. The General Motors strike had the effect of reducing revenues in the 1998 period by approximately $29.0 million.

COST OF SALES -- Cost of sales as a percentage of revenues for the nine months ended September 30, 1999 was 84.1% compared to 85.3% for the nine months ended September 30, 1998. Improvement in gross profit was due to increased production volumes and product mix on light truck, sport utility and other models served by the Company. The improvement from increased production was offset by inefficiencies caused by customer demand exceeding planned capacity at certain locations, resulting in weekend overtime to meet production, and inefficiencies due to significant launch activity.

S, G & A EXPENSES -- Selling, general and administrative expenses increased to $76.4 million, or 4.9% of revenues, for the nine months ended September 30, 1999 compared to $66.0 million, or 4.8% of revenues, for the nine months ended September 30, 1998. The increased expense was due to incremental costs associated with the Company's acquisitions of IMAR, OSLAMT, and Active of $5.0 million and increased engineering, program development, and launch costs related to new business of approximately $5.6 million. Additionally, the Company wrote off certain expenses of approximately $1.7 million relating to unsuccessful acquisition efforts. This increase was offset partially by the realization of gains totaling $1.9 million on the cash settlement of amounts due under the interest rate swap and lock agreements during the first nine months of 1999.

AMORTIZATION EXPENSE -- Amortization expense for the nine months ended September 30, 1999 was $11.6 million compared to $10.0 million for the nine months ended September 30, 1998. The increase was due to amortization related to the costs associated with the June 1998 offering of the Preferred Securities and incremental goodwill amortization related to the acquisitions of IMAR and OSLAMT in July 1998, including performance payments, and Active in July 1999.

INTEREST EXPENSE -- Interest expense for the nine months ended September 30, 1999 was $25.2 million compared to $33.2 million for the nine months ended September 30, 1998. Interest expense was affected by (i) increased borrowings incurred to fund the Company's joint venture interests in Caterina in March 1998, (ii) increased borrowings to fund the Company's acquisition of IMAR and OSLAMT in July 1998, (iii) increased borrowings to fund the Company's acquisition of Active in July 1999, and (iv) the proceeds from the June 1998 offering of Preferred Securities, which were used to reduce borrowings under the Company's revolving credit facility, (v) increased capitalized interest on long term frame line construction projects.

INCOME TAXES -- The effective income tax rate was 40% for the nine months ended September 30, 1999 and 1998. The effective rates differed from the statutory rates primarily as a result of state taxes and non-deductible goodwill amortization.

EQUITY IN EARNINGS OF JOINT VENTURES -- Equity in earnings of joint ventures for the first nine months of 1999 and 1998 represents the Company's share of the earnings from its joint venture interests in Metalsa, Caterina and Tower Golden Ring.

MINORITY INTEREST -- Minority interest for the first nine months of 1999 and 1998 represents dividends, net of income tax benefits, on the Preferred Securities.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a credit agreement, which includes a revolving credit facility that provides for borrowings of up to $750 million on an unsecured basis, with a letter of credit sublimit of $75 million. In addition, under the terms of the credit facility, the equivalent of up to $85 million in borrowings can be denominated in foreign currency. As of September 30, 1999 approximately $81 million of the $330.1 million outstanding borrowings under the revolving credit facility are denominated in Italian lira. The amount available under the revolving credit facility reduces to $675 million in April 2000, $600 million in April 2001 and $500 million in April 2002. The credit facility has a final maturity of April 2003. Interest on the credit facility is at the prime rate or LIBOR plus a margin ranging from 17 to 50 basis points depending upon the ratio of the consolidated indebtedness of the Company to its total capitalization. The weighted average interest rate for such borrowings was 6.2% for the nine months ended September 30, 1999.

On August 23, 1999, the Company amended and restated its Credit Agreement to include a term loan add on facility of $325 million.

The term loan facility matures in eight equal repayments beginning September 2002 with final maturity in June 2004. Interest on the term loan facility is at prime rate or Libor plus a margin ranging from 25 to 175 basis points depending on the Company's ratio of consolidated indebtedness to its total capitalization. The weighted average interest rate for the term loan facility was 7.38% for the nine months ending September 30, 1999.

The Credit Agreement requires the Company to meet certain financial tests, including but not limited to minimum interest coverage, maximum debt/capital, maximum leverage and maximum senior leverage ratio as detailed below. As of September 30, 1999 the Company was in compliance with all debt covenants.


                                                                                              SENIOR
                                   INTEREST COVERAGE     DEBT/CAPITAL       LEVERAGE         LEVERAGE
                PERIODS                RATIO (1)           RATIO (2)       RATIO (3)         RATIO (4)
                -------                ---------           ---------       ---------         ---------
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

Effective July 1, 1998, the Company acquired IMAR, S.r.L. ("IMAR") and OSLAMT S.p.A. ("OSLAMT"). IMAR designs and manufactures structural parts and assemblies from two facilities in Italy, primarily for Fiat. OSLAMT designs and manufactures tools and assemblies for the automotive market from its facility in Turin, Italy. The purchase price consisted of approximately $32.5 million in cash plus the assumption of approximately $17 million of indebtedness plus an additional amount of $15 million for achieving certain operating targets. In July 1999 the Company paid the additional amount of $15 million in connection with this agreement.

On July 29, 1999, the Company acquired all of the outstanding stock of Active Tool and Manufacturing Company, Inc. and its affiliate Active Products Corporation (collectively "Active") for total consideration of approximately $315 million. Active, which has five facilities, is a leading designer and producer of large structural stampings and assemblies including Class A exposed metal surfaces to the North American automotive industry. Active's principle customers include DaimlerChrysler, Ford, General Motors, and Saturn. Products offered by Active include body sides, pickup box sides, fenders, floor pan assemblies, door panels, pillars, and heat shields. The acquisition of Active enhances the Company's ability to manufacture large and complex structures, as well as exposed surface panels. The acquisition was financed under the Company's revolving credit facility.

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

During the first nine months of 1999, the Company generated $99.7 million of cash from operations. This compares with $123.4 million provided during the same period in 1998. Cash provided by net income, depreciation and amortization was $165.1 million and $125.8 million for 1999 and 1998, respectively. Working capital requirements relating to customer tooling development and related receivables during pre-launch phase decreased operating cash flow by approximately $46 million during the period.

Net cash used in investing activities was $489.4 million during the first nine months of 1999 as compared to $198.3 million in the prior period. Net capital expenditures totaled $160.3 million and $122.3 million for the comparable 1999 and 1998 periods, respectively. Acquisitions and investments in joint ventures were approximately $331.8 and $116.8 million for the 1999 and 1998 periods respectively.

Net cash provided by financing activities totaled $387.3 million for the first nine months of 1999 compared with $75.0 million in the prior period. Net proceeds from borrowings were $377.9 million. The issuance of stock contributed $9.4 million to cash flow for the period.

At September 30, 1999, the Company had unused borrowing capacity of $420.0 million, under its most restrictive debt covenant. The Company believes the borrowing availability under its credit agreement, together with funds generated by operations, should provide liquidity and capital resources to pursue its business strategy for the foreseeable future, with respect to working capital, capital expenditures, and other operating needs. The Company estimates its 1999 capital expenditures will approximate $200 million. Under present conditions, management does not believe access to funds will restrict its ability to pursue its acquisition strategy.

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

MARKET RISK

The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company's policy is not to enter into derivatives or other financial instruments for trading or speculative purposes. The Company periodically enters into financial instruments to manage and reduce the impact of changes in interest rates.

At September 30, 1999, Tower Automotive had debt totaling $911.6 million. Of this amount, $200 million represents fixed debt and $711.6 million represents floating rate debt. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings and cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant (such as foreign exchange rates and debt levels). Based on debt levels at September 30, 1999, a one percentage point change in interest rates would have a net change in the unrealized fair market value of the fixed rate debt of approximately $5.7 million. The pre-tax earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt would be approximately $7.1 million, holding other variables constant.

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

The Company's facilities have completed the inventory and assessment of their internal information technology ("IT") and non-IT systems (including business, operating, facilities and factory floor systems). During 1998 remediation includes repair, replacement, upgrading or retirement of specific systems and components, with priorities based on a business risk assessment. The Company's remediation activities were substantially completed in the third quarter of 1999, with isolated, limited exceptions expected to be completed in the fourth quarter of 1999.

The Company is currently assessing Y2K issues associated with its suppliers by working with the Automotive Industry Action Group ("AIAG"), an industry trade association. As the critical supplier assessments are completed, the Company will develop contingency plans, where feasible and needed, to address the risks which are identified. Such plans sometimes include resourcing materials or building inventory banks of purchased items.

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

Contingency plans, as needed, are in progress and they will be completed before the end of 1999. Driven by our internal risk assessment and customer expectations, in some cases some stockpiling of inventory will occur, to help ensure business continuity.

The Company estimates that it has spent $1.5 million on Y2K activities to date and anticipates that it will incur additional future costs not to exceed $0.5 million in total in addressing Y2K issues. These costs are included in normal operating expenses.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", becomes effective for the years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet quantified the impact of adopting SFAS No. 133 and has not yet determined the timing of adoption.

During the first quarter of 1999, the Company adopted the Financial Accounting Standards Board Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires that start-up activities be expensed as incurred, versus capitalizing and expensing them over a period of time. The adoption of SOP 98-5 did not affect the Company's consolidated results of operations of the financial position of the Company.

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

     (a)  Exhibits:

          12.1 Statement and Computation of Ratio of Earnings to Fixed Charges.

          27.1 Financial Data Schedule.

     (b) During the quarter for which this report is filed, the Company filed the following Form 8-K Current Reports with the Securities and Exchange Commission:

          1. The Company's current report on Form 8-K dated July 20, 1999 (Commission File No. 1-12733).

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TOWER AUTOMOTIVE, INC.


Date:  November 15, 1999        By /S/ ANTHONY A. BARONE
                                   --------------------------------------------
                                     Anthony A. Barone
                                     Vice President, Chief Financial Officer
                                     (principal accounting and financial
                                     officer)