Form 10-K405
period 1999-12-31
TOWER AUTOMOTIVE INC
filed 2000-03-30
CIK 925548

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                             ---------------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended:                        Commission file number:
              DECEMBER 31, 1999                                    1-12733

                             ---------------------

                             TOWER AUTOMOTIVE, INC.
             (Exact name of Registrant as specified in its charter)


                  DELAWARE                                       41-1746238
          (State of Incorporation)                  (I.R.S. Employer Identification No.)

               4508 IDS CENTER                                      55402
           MINNEAPOLIS, MINNESOTA                                (Zip Code)
  (Address of Principal Executive Offices)

       Registrant's Telephone Number, Including Area Code: (612) 342-2310

                             ---------------------

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share

                             ---------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 24, 2000, 46,964,508 shares of Common Stock of the Registrant were outstanding and the aggregate market value of the Common Stock of the Registrant (based upon the last reported sale price of the Common Stock at that date by the New York Stock Exchange), excluding shares owned beneficially by affiliates, was approximately $690,182,000.

     Information required by Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its annual meeting to be held May 18, 2000 (the "2000 Proxy Statement").
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             TOWER AUTOMOTIVE, INC.

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
PART I
     Item 1.      Business....................................................    3
     Item 2.      Properties..................................................   12
     Item 3.      Legal Proceedings...........................................   13
     Item 4.      Submission of Matters to a Vote of Security Holders.........   14

PART II
     Item 5.      Market for Registrant's Common Equity and Related
                  Stockholder Matters.........................................   14
     Item 6.      Selected Financial Data.....................................   15
     Item 7.      Management's Discussion and Analysis of Results of
                  Operations and Financial Condition..........................   15
     Item 7A.     Quantitative and Qualitative Disclosure about Market Risk...   22
     Item 8.      Financial Statements and Supplementary Data.................   22
     Item 9.      Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure....................................   23

PART III
     Item 10.     Directors and Executive Officers of the Registrant..........   23
     Item 11.     Executive Compensation......................................   25
     Item 12.     Security Ownership of Certain Beneficial Owners and
                  Management..................................................   25
     Item 13.     Certain Relationships and Related Transactions..............   25

PART IV
     Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K.........................................................   25

                                     PART I

ITEM 1. BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

  Background of Company

     Tower Automotive, Inc. and its subsidiaries (collectively referred to as the "Company" or "Tower Automotive") is a leading designer and producer of structural components and assemblies used by the major automotive original equipment manufacturers ("OEMs"), including Ford, DaimlerChrysler, General Motors, Saturn, Honda, Toyota, Nissan, Auto Alliance, Fiat, BMW, Volkswagen and Mercedes. The Company's current products include large structural stampings and assemblies, such as body pillars, full frame assemblies, chassis, suspension and floor pan components, engineered assemblies, such as brake components and exposed sheet metal components, such as body sides, pick-up box sides and fenders. The Company believes it is the largest independent supplier of structural components and assemblies to the automotive market (based on net revenues).

     Since its inception in April 1993, the Company's revenues have grown rapidly through a focused strategy of internal growth and a highly disciplined acquisition program. During the last five years, the Company has successfully completed eight acquisitions and established joint ventures in Mexico, Brazil and Korea. As a result of such acquisitions and internal growth, the Company's revenues have increased from approximately $86 million in 1993 to approximately $2.2 billion in 1999, representing a compound annual growth rate of approximately 71%. The Company's North American content per vehicle has increased from $6.23 in 1993 to $123.13 in 1999.

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

     The Company was formed to acquire R.J. Tower Corporation (the "Predecessor" or "R.J. Tower"), the acquisition of which was completed in April 1993 for an aggregate cost of approximately $26 million. Since April 1993, the Company has successfully completed eight strategic acquisitions and established three joint ventures.

     Seojin. In October 1999, the Company invested $21 million for new shares representing a 49% equity interest in Seojin Industrial Company Limited ("Seojin"). Seojin is a supplier of frames, modules and structural components to the Korean automotive industry. Total consideration for the equity interest was financed under the Company's revolving credit facility. In addition, the Company advanced $19 million to Seojin in exchange for variable rate convertible bonds (the "Bonds") due October 30, 2009. The Bonds are unsecured and rank equally with all other present and future obligations of Seojin. Interest on the Bonds is payable annually beginning October 30, 2000 and each October 30 thereafter until maturity. The Company has the right to convert the Bonds into common stock of Seojin any time on or after October 30, 2000. The conversion rate is based upon a predetermined formula that would increase the Company's equity interest to approximately 66%.

     Active. In July 1999, the Company acquired all of the outstanding stock of Active Tool Corporation and Active Products Corporation (collectively, "Active") for total approximate consideration of $315 million. Active, which has five facilities, designs and produces a variety of large unexposed structural stampings, exposed surface panels, and modules to the North American automotive industry. Active's main customers include DaimlerChrysler, Ford, General Motors, and Saturn. Products offered by Active include body sides, pick-up box sides, fenders, floor pan assemblies, door panels, pillars, and heat shields. The acquisition of Active enhances the Company's ability to manufacture large and complex structures, as well as exposed surface panels. The acquisition was financed under the Company's revolving credit facility.

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

     Caterina. In March 1998, the Company acquired a 40 % equity interest in Metalurgica Caterina S.A. ("Caterina"), a supplier of structural stampings and assemblies to the Brazilian automotive market. This investment (i) provided the Company with a substantial manufacturing presence in one of the fastest growing automotive markets in the world and (ii) added Volkswagen and Mercedes as new customers. The Company has the right to acquire the remaining 60% of the equity of Caterina for $66.0 million. This right continues until 90 days after December 31, 1999, at which time, Caterina may exercise a call option to repurchase Tower Automotive's 40% equity investment for $26.4 million. The call option remains in effect until March 31, 2001. The Company paid approximately $48 million for its initial equity interest.

     Metalsa. In October 1997, the Company acquired a 40% equity interest in Metalsa S. de R.L. ("Metalsa"). In addition, the Company has entered into a technology sharing arrangement which will allow it to utilize the latest available product and process technology. Metalsa is the largest supplier of vehicle frames and structures in Mexico. The Company paid approximately $120 million for its equity interest with an additional amount of up to $45 million payable based upon Metalsa's future net earnings.

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

     MSTI. In May 1996, the Company acquired MascoTech Stamping Technologies, Inc. ("MSTI") from MascoTech, Inc. ("MascoTech") for approximately $79 million, plus additional earn-out payments if certain operating targets are achieved by the MSTI facilities in the first three years following the acquisition. The MSTI acquisition: (i) expanded the Company's product capabilities into chassis and suspension components; (ii) provided chassis and suspension technology as well as value-added processing technologies including assembling, painting and welding; and (iii) increased the Company's content per vehicle on key light truck and sport utility vehicles such as the Ford F-Series, Explorer and Windstar and the DaimlerChrysler Ram and Dakota as well as on high volume passenger cars such as the Ford Taurus/Sable. MSTI had revenues of $152.9 million in 1995.

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

     Dr. Meleghy. During the first quarter of 2000, the Company acquired all of the outstanding shares of Dr. Meleghy GmbH & Co. KG Werkzeugbau und Presswerk, Bergisch Gladbach ("Dr. Meleghy") for approximately $86.4 million. Dr. Meleghy designs and produces structural stampings, exposed surface panels and modules to the European automotive industry. Dr. Meleghy also designs and manufactures tools and dies for use in their production and for the external market. Dr. Meleghy operates three facilities in Germany and one facility in both Hungary and Poland. Dr. Meleghy's main customers include DaimlerChrysler, Audi, Volkswagen, Ford, Opel, and BMW. Products offered by Dr. Meleghy include body side panels, floor pan assemblies, and miscellaneous structural stampings. The Company may pay an additional $38 million if certain operating targets are met. The acquisition was financed under the Company's revolving credit facility.

     J.L. French. In October 1999, the Company loaned $30.0 million to J. L. French Automotive Castings, Inc., ("J.L. French") in exchange for a convertible subordinated promissory note due October 14, 2009. The note bears interest at 7.5% annually with interest payable on the last day of each calendar quarter beginning December 31, 1999. The Company can convert, at its option, any portion of the outstanding principal of the note into Class A Common Stock of J.L. French at a preset agreed upon conversion price.

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

     OPERATING STRATEGY:

     Full-Service Technical Design, Engineering and Program Management Capabilities. The Company strives to maintain a competitive advantage through investment in research and product development, advanced engineering and program management. The Company works with OEMs throughout the product development process from concept vehicle and prototype development through the design and implementation of manufacturing processes to provide full-service capabilities to its customers. In some cases, the Company places design engineers at customer facilities to coordinate its product design efforts with those of its OEM customers. During 1999, the Company added a technical and customer service center in Hyderabad, India to enable around-the-clock product development across several time zones.

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

     Global Presence. The Company strives to offer manufacturing and support services to its customers on a global basis through a combination of international wholly owned facilities and by entering into joint ventures and partnerships with foreign suppliers. Since 1993, in furtherance of its global expansion strategy, the Company has opened a European sales and engineering office to service U.K. and German OEM customers and has established an industrial partnership with The Kirchhoff Group ("Kirchhoff") in Germany. The Company also has technical/customer service centers in Yokohama, Japan, Turin, Italy, Hyderabad, India, and with the acquisition of Dr. Meleghy, Bergisch-Gladbach, Germany. The Company also has relocated certain technical personnel resources to locations where OEMs are developing "world cars."

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

     Supplier Consolidation. The automotive supply industry has been undergoing significant consolidation. In order to lower costs and improve quality, OEMs are reducing their supplier base by awarding sole-source contracts to full-service suppliers who are able to supply larger segments of a vehicle. OEMs' criteria for supplier selection include not only cost, quality and responsiveness, but also full-service design, engineering and program management capabilities. For full-service suppliers such as the Company, this environment provides an opportunity to grow by obtaining business previously provided by other non-full service suppliers and by acquiring suppliers that further enhance product, manufacturing and service capabilities. OEMs rigorously evaluate suppliers on the basis of product quality, cost control, reliability of delivery, product design capability, financial strength, new technology implementation, quality and condition of facilities and overall management. Suppliers that obtain superior ratings are considered for sourcing new business. Although these new supplier policies have already resulted in significant consolidation of component suppliers in certain segments, the Company believes that consolidation within the structural and suspension component segments of the automotive industry will continue to provide attractive opportunities to acquire high-quality companies that complement its existing business.

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

  Products

     The Company produces a broad range of stamped and welded assemblies for vehicle body structures and suspension systems, many of which are critical to the structural integrity of a vehicle. These products include body structural assemblies such as pillars and package trays, control arms, suspension links, engine cradles and full frame assemblies. These stampings and assemblies are attached directly to the frame of an automobile at the OEM assembly plant and comprise the major structure of a vehicle. The Company's products generally can be classified into the following categories: structural components, suspension components, engineered assemblies and exposed sheet metal components.

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

     Suspension Components. The Company's current suspension component products include stamped, formed and welded products such as control arms, suspension links, track bars, spring/shock towers, and trailing axles. Critical to the ride, handling and noise characteristics of a vehicle, suspension components are a natural extension of the Company's larger structural components.

     Engineered Assemblies. The Company's current engineered assemblies include a broad array of highly engineered parts such as brake components and fuel filter assemblies. Such engineered assemblies are a natural extension to the Company's other products in that they are attached to both structural and suspension components.

     Exposed Sheet Metal Components. The Company's current exposed sheet metal components include body sides, pick-up box sides and fenders. The capability to produce these types of components complements the Company's substantial presence in upper body structures and allows for the combination of these offerings into modules for supply to customers.

     Other. In addition to the Company's structural, suspension, mechanical, and exposed metal component products, the Company manufactures a variety of other products, including heat shields and other precision stampings, for its OEM customers.

     Although a portion of the Company's products are manufactured and then sold directly to OEMs as finished products, some are also manufactured to produce assemblies consisting of multiple parts that are welded or otherwise fastened together by the Company and then sold to the OEMs. Systems and assemblies currently produced by the Company include front and rear structural suspension systems comprised of control arms, suspension links and axle assemblies consisting of stamped metal trailing axles, assembled brake shoes, hoses and tie rods.

  Customers and Marketing

     The North American automotive market is dominated by General Motors, Ford and DaimlerChrysler, with Transplants representing approximately 23% of this market in 1999. The Company currently supplies its products primarily to Ford, DaimlerChrysler, General Motors, Saturn, Honda, Toyota, Nissan, Auto Alliance, Fiat, BMW and Volkswagen.

     OEMs typically award contracts that cover parts to be supplied for a particular car model. Such contracts range from one year to over the life of the model, which is generally three to ten years and do not require the purchase by the customer of any minimum number of parts. The Company also competes for new business to supply parts for successor models and therefore is subject to the risk that the OEM will not select the Company to produce parts on a successor model. The Company supplies parts for a broad cross-section of both new and mature models, thereby reducing its reliance on any particular model. For example, the Company supplies parts for substantially all models produced by Ford, Honda and DaimlerChrysler and also currently supplies DaimlerChrysler with substantially all of its full frame requirements. The following table presents an overview of the major models for which the Company supplies products:

CUSTOMER          CAR MODELS                             TRUCK MODELS
--------          ----------                             ------------
Ford              Taurus/Sable, Contour/Mystique,        Explorer, Ranger, F-Series,
                  Mustang, Escort, Crown Victoria,       Econoline, Villager, Windstar, Medium
                  Grand Marquis, Continental, Focus,     Trucks, Expedition/Navigator,
                  LS/Jaguar S-Type, Cougar,              Excursion
                  Thunderbird, Towncar
DaimlerChrysler   Concorde/Intrepid, Neon, Viper,        Ram Pick-up, Dakota, Grand Cherokee,
                  Avenger, Stratus/Cirrus/Breeze, 300m,  Voyager, Caravan, Ram Van, Wrangler,
                  Sebring                                Durango

CUSTOMER          CAR MODELS                             TRUCK MODELS
--------          ----------                             ------------
General Motors    Cavalier, Sunfire, Grand Am, Lumina,   C/K Pick-up, Silverado, Sierra,
                  Grand Prix                             Tahoe, Yukon, Astro, Safari
Saturn            LS
Honda             Accord, Civic, Acura Integra           Odyssey
Mazda             626, MX6
Toyota            Avalon, Camry, Solara                  Sienna, Tacoma, Tundra
Nissan            Sentra, Altima                         Quest, Xterra, Frontier
Isuzu                                                    Rodeo, Amigo
Fiat              Marea, Punto, Bravo

     Most of the parts the Company produces have a lead time of two to five years from product development to production. See "Design and Engineering Support." The selling prices of these products are generally negotiated between the Company and its customers and are typically not subject to a competitive bid process.

     Sales of the Company's products to OEMs are made directly by the Company's sales and engineering forces, located at its technical/customer service centers in Novi, Michigan, Milwaukee, Wisconsin, Yokohama, Japan, Turin, Italy, and Hyderabad, India. Through its technical centers, the Company services its OEM customers and manages its continuing programs of product design improvement and development. The Company periodically places engineering staff at various customer facilities to facilitate the development of new programs.

  Design and Engineering Support

     The Company strives to maintain a technological advantage through investment in product development and advanced engineering capabilities. The Company's manufacturing engineering capabilities enable it to design and build high-quality and efficient manufacturing systems, processes and equipment and to continually improve its production processes and equipment. The Company's manufacturing engineers are located at each of its manufacturing facilities. The Company's engineering staff currently consists of approximately 350 full-time engineers, whose responsibilities range from research and development, advanced product development, product design, testing and initial prototype development to the design and implementation of manufacturing processes.

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

  Global Initiatives

     The Company has formed, or is in the process of forming, strategic alliances with other suppliers throughout the world, including those located in Europe, Asia and Latin America. The Company has opened a European sales and engineering office to service its U.K. and German OEM customers. As part of its acquisition of APC, the Company acquired a 60% equity interest in a joint venture, Tower Golden Ring, that manufactures structural components in China. In addition to the Company's equity interests in Tower Golden Ring, Metalsa, Caterina and Seojin, the Company has a joint manufacturing and marketing agreement with Kirchhoff, a German automobile parts supplier, pursuant to which the Company and Kirchhoff have agreed to provide manufacturing and marketing services to each other when and as required by each company's OEM customers. A current focus of the Company's acquisition strategy is to continue to acquire foreign suppliers, such as Dr. Meleghy, that would provide the Company with a manufacturing presence in new geographic areas and afford the Company access to new customer opportunities.

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

     The products manufactured by the Company use various grades and thicknesses of steel and aluminum, including hot and cold rolled, galvanized, organically coated, stainless and aluminized steel. The Company also produces exposed sheet metal components, such as exterior body panels. See "Suppliers and Raw Materials."

     OEMs have established quality rating systems involving rigorous inspections of suppliers' facilities and operations. OEMs' factory rating programs provide a quantitative measure of a company's success in improving the quality of its operations. The Company has received quality awards from Ford (Q1) and DaimlerChrysler (Pentastar) and has consistently received one of Ford's highest commercial ratings for suppliers in the stamping segment. The automotive industry adopted a quality rating system known as QS-9000. The Company has received QS-9000 certification in compliance with the automotive industry requirements.

  Competition

     The Company operates in a highly competitive, fragmented market segment of the automotive supply industry, with a limited number of competitors generating revenues in excess of $200 million. The number of the Company's competitors has decreased in recent years and is expected to continue to decrease due to the supplier consolidation resulting from changing OEM policies. The Company's largest competitors include The Budd Company, a subsidiary of Krupp-Thyssen AG ("Budd"), Magna International, Inc. ("Magna"), Dana Corporation, Midway Products Corp., Modern Tool & Die Co., Midland Corporation and divisions of OEMs with internal stamping and assembly operations, all of which have substantial financial resources. The Company competes with Magna across most of the Company's product lines, and with its other significant competitors in various segments of its product lines. For example, the Company competes with Budd for large stampings, while it competes with Aetna Industries, AG Simpson Ltd., and Oxford Automotive, Inc. for medium-size structural stampings.

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

  Suppliers and Raw Materials

     The primary raw material used to produce the majority of the Company's products is steel. The Company purchases hot and cold rolled, galvanized, organically coated, stainless and aluminized steel from a variety of suppliers. The Company employs just-in-time manufacturing and sourcing systems enabling it to meet customer requirements for faster deliveries while minimizing its need to carry significant inventory levels. The Company has not experienced any significant shortages of raw materials and normally does not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules. Raw material costs represented approximately 52% of the Company's revenues in 1999.

     Ford, Honda and DaimlerChrysler currently purchase all of the steel used by the Company for their models directly from steel producers. As a result, the Company has minimal exposure to changes in steel prices for parts supplied to Ford, Honda and DaimlerChrysler, which collectively represented 70% of the Company's revenues in 1999.

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

  Employees

     As of December 31, 1999, the Company had approximately 12,000 employees, of whom approximately 6,500 are covered under collective bargaining agreements. These collective bargaining agreements expire between 2000 and 2005. The Company believes that its future success will depend in part on its ability to continue to recruit, retain and motivate qualified personnel at all levels of the Company. The Company has instituted a large number of employee programs to increase employee morale and expand the employees' participation in the Company's business. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

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

                                          SQUARE     TYPE OF
LOCATION                                  FOOTAGE    INTEREST         DESCRIPTION OF USE
--------                                 ---------   --------         ------------------
Milwaukee, Wisconsin...................  3,465,000   Owned      Manufacturing
Elkton, Michigan.......................  1,100,000   Owned      Manufacturing
Caserta, Italy (2 locations)...........    751,000   Owned      Manufacturing
Milan, Tennessee.......................    531,000   Owned      Manufacturing
Turin, Italy (4 locations).............    512,000   Mixed      Manufacturing/Office
Granite City, Illinois.................    458,000   Owned      Manufacturing
Clinton Township, Michigan.............    385,000   Owned      Manufacturing
Sebewaing, Michigan....................    366,000   Owned      Manufacturing
Bardstown, Kentucky....................    300,000   Owned      Manufacturing
Plymouth, Michigan.....................    294,000   Leased     Manufacturing
Corydon, Indiana.......................    290,000   Leased     Manufacturing
Kalamazoo, Michigan (2 locations)......    220,000   Mixed      Manufacturing/Warehouse/Office
Roanoke, Virginia......................    185,000   Owned      Manufacturing
Traverse City, Michigan................    170,000   Owned      Manufacturing
Greenville, Michigan...................    156,000   Owned      Manufacturing/Office
Changchun, China.......................    140,500   Leased(1)  Manufacturing
Rockford, Illinois.....................    140,000   Leased     Manufacturing
Auburn, Indiana........................    132,000   Owned      Manufacturing/Office
Kendallville, Indiana..................    131,000   Owned      Manufacturing
Bellevue, Ohio.........................    126,000   Owned      Manufacturing
Bluffton, Ohio.........................    102,000   Owned      Manufacturing
Rochester Hills, Michigan..............     89,000   Leased     Office/Engineering/Design
Barrie, Ontario........................     72,000   Leased     Manufacturing
Belcamp, Maryland......................     70,000   Owned      Manufacturing
Upper Sandusky, Ohio...................     56,000   Owned      Manufacturing
Novi, Michigan.........................     47,000   Leased     Engineering/Design/Sales
Bowling Green, Kentucky................     46,000   Owned      Manufacturing
Fenton, Missouri.......................     41,000   Leased     Warehouse
Roseville, Michigan....................     21,000   Owned      Office/Engineering
Grand Rapids, Michigan.................     11,000   Leased     Operating Headquarters
Minneapolis, Minnesota.................      5,700   Leased     Corporate Headquarters
Yokohama, Japan........................      1,000   Leased     Sales

---------------

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

  Environmental Matters

     The Company believes it conducts its operations in substantial compliance with applicable environmental and occupational health and safety laws. The Company does not expect to incur material capital expenditures for environmental compliance during its current or succeeding fiscal year. However, as is the case with manufacturers in general, if a release of hazardous substances occurs on or from the Company's properties or at any associated offsite disposal location, if contamination from prior activities is discovered at any of the Company's properties or if non-compliance with environmental regulations or permits is discovered, the Company may be held liable and the amount of such liability could be material. In connection with the acquisition of Trylon, MascoTech agreed to indemnify the Company for all losses (including reasonable legal expenses) resulting from: (i) a breach of its representation set forth in the acquisition agreement relating to environmental and safety matters (to the extent that such breach results in a claim being made within five years after the acquisition and subject to a $500,000 cap); and (ii) each known environmental condition identified on a schedule to the acquisition agreement, including the replacement of underground storage tanks at the Traverse City facilities. In connection with the acquisition of MSTI, MascoTech agreed to indemnify the Company for all losses (including reasonable legal expenses) resulting from: (i) a breach of its representation set forth in the acquisition agreement relating to environmental and safety matters (to the extent that such breach results in a claim being made within five years after the acquisition and subject to a $1.5 million threshold for all losses resulting from breaches of representation and warranties contained in the acquisition agreement); (ii) MSTI's non-compliance with applicable federal, state, local and foreign statutes, regulations, ordinances and similar provisions that have the force or effect of law, judicial orders and common law concerning public health and safety, worker health and safety and pollution or protection of the environment prior to the acquisition; and (iii) any remediation that may be required at the Kendallville facility.

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

     In connection with the acquisition of Active, the Company will be indemnified, subject to certain limitations, for all losses (including reasonable legal fees and expenses) resulting from claims arising under environmental laws relating to pre-closing environmental matters. This indemnification obligation applies to certain claims submitted by the Company within two years after the closing date of the merger agreement. To the extent that indemnification claims exceed $1.0 million in the aggregate, this indemnification obligation will be satisfied only out of escrowed funds held pursuant to an escrow agreement, up to a maximum indemnification obligation of $15.0 million under the merger agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of Stockholders during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock is traded on the New York Stock Exchange under the symbol TWR. As of March 24, 2000, there were approximately 2,351 stockholders of record of the Company's stock. The following table sets forth, for the periods indicated, the low and high closing sale prices for Common Stock as reported on the New York Stock Exchange:

                                                              LOW         HIGH
                                                              ---         ----
1998
----
First Quarter...............................................  $17         $23 27/32
Second Quarter..............................................   20 31/32    27 1/8
Third Quarter...............................................   15 13/16    24 13/16
Fourth Quarter..............................................   16 3/16     25 1/16
1999
----
First Quarter...............................................  $17         $26 1/2
Second Quarter..............................................   17 5/8      26 1/8
Third Quarter...............................................   17 13/16    28 1/4
Fourth Quarter..............................................   13 1/2      20 5/8

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data for Tower Automotive presented below for and as of the end of each of the years in the five-year period ended December 31, 1999, is derived from Tower Automotive, Inc.'s Consolidated Financial Statements which have been audited by Arthur Andersen LLP, independent public accountants. The consolidated financial statements at December 31, 1998 and 1999 and for each of the three years in the period ended December 31, 1999 and the report of independent public accountants thereon are included elsewhere in this report. The consolidated financial statements at and for the years ended December 31, 1994, 1995 and 1996 are not included herein. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and Tower Automotive's Consolidated Financial Statements and Notes to Consolidated Financial Statements, included elsewhere in this report.

                                                       YEARS ENDED DECEMBER 31,
                                      ----------------------------------------------------------
                                        1995       1996        1997         1998         1999
                                      --------   --------   ----------   ----------   ----------
INCOME STATEMENT DATA:
Revenues............................  $222,801   $399,925   $1,235,829   $1,836,479   $2,170,003
Cost of sales.......................   185,388    338,290    1,058,720    1,562,167    1,823,103
S,G & A expense.....................    14,308     20,004       57,869       85,169      105,950
Amortization expense................     1,185      2,191        9,537       13,472       15,803
Operating income....................    21,920     39,440      109,703      175,671      225,147
Interest expense, net...............     1,799      5,103       28,962       40,318       37,981
Provision for income taxes..........     8,050     13,700       32,290       54,143       74,866
Net income..........................    12,071     20,637       46,244       88,040      117,088
                                      --------   --------   ----------   ----------   ----------
Basic earnings per share............  $   0.56   $   0.81   $     1.14   $     1.91   $     2.50
Diluted earnings per share..........  $   0.52   $   0.77   $     1.09   $     1.68   $     2.10

                                 DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                     1995           1996           1997           1998           1999
                                 ------------   ------------   ------------   ------------   ------------
BALANCE SHEET DATA:
Working capital................    $ 32,245       $ 85,523      $  140,592     $  106,936     $  126,940
Total assets...................     209,476        402,595       1,680,088      1,936,167      2,552,550
Long-term debt.................      70,300        113,460         743,934        542,349        921,221
Stockholders' investment.......      85,585        181,877         515,279        606,796        727,135

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     This discussion should be read in conjunction with Tower Automotive's Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this report.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31,
1998

     Revenues. Revenues for the year ended December 31, 1999 were $2.2 billion, an 18.2% increase, compared to $1.8 billion for the year ended December 31, 1998. The increase was partially due to net new business of approximately $157.3 million. The new business related primarily to the Ford Explorer, F-Series pick-up, Ranger, Excursion and Lincoln LS/Jaguar S Type, Dodge Durango and Dakota, Chrysler LH, and Fiat. Additional increases of $190.5 million related to the acquisitions of IMAR and OSLAMT in July 1998, and Active in July 1999 were offset by $39.0 million related to the sale of the Company's Hinge Business in August 1998. The General Motors strike had the effect of reducing revenues in the 1998 period by approximately $24.7 million.

     Cost of Sales. Cost of sales as a percent of revenues for the year ended December 31, 1999 was 84.0% compared to 85.1% for the year ended December 31, 1998. Improvement in gross profit was due to increased production volumes and product mix on light truck, sport utility and other models served by the Company. The improvement from increased production was partially offset by inefficiencies caused by customer demand exceeding planned capacity at certain locations, resulting in weekend overtime to meet production, and inefficiencies due to significant launch activity.

     S, G & A Expenses. Selling, general and administrative expenses increased to $106.0 million, or 4.9% of revenues, for the year ended December 31, 1999 compared to $85.2 million, or 4.6% of revenues, for the year ended December 31, 1998. The increased expense was due to incremental costs associated with the Company's acquisitions of IMAR, OSLAMT, and Active of $11.9 million and increased engineering, program development, and launch costs related to new business of approximately $9.1 million. Additionally, the Company wrote off certain expenses of approximately $1.7 million relating to unsuccessful acquisition efforts. This increase was offset partially by the realization of gains totaling $1.9 million on the cash settlement of amounts due under the interest rate swap and lock agreements during 1999.

     Amortization Expense. Amortization expense for the year ended December 31, 1999 was $15.8 million compared to $13.5 million for the year ended December 31, 1998. The increase was due to amortization related to the costs associated with the June 1998 offering of $258.8 million of 6 3/4% Trust Convertible Preferred Securities ("Preferred Securities"), incremental goodwill amortization related to the acquisitions of IMAR and OSLAMT including performance payments, and the goodwill amortization associated with the Active acquisition.

     Interest Expense. Interest expense for the year ended December 31, 1999 was $38.0 million compared to $40.3 million for the year ended December 31, 1998. Interest expense was affected by (i) increased borrowings incurred to fund the Company's joint venture interest in Caterina in March 1998, (ii) increased borrowings to fund the Company's acquisition of IMAR and OSLAMT in July 1998,
(iii) increased borrowings to fund the Company's acquisition of Active in July 1999, (iv) the proceeds from the June 1998 offering of Preferred Securities, which were used to reduce borrowings under the Company's revolving credit facility, and (v) increased capitalized interest on construction projects.

     Income Taxes. The effective income tax rate was 40% for the years ended December 31, 1999 and 1998. The effective rates differed from the statutory rates primarily as a result of state taxes and non-deductible goodwill amortization.

     Equity in Earnings of Joint Ventures. Equity in earnings of joint ventures net of tax was $15.3 million and $12.7 million for the years ended December 31, 1999 and 1998, respectively. These amounts represent the Company's share of the earnings from its joint venture interests in Metalsa, Caterina, Tower Golden Ring and Seojin.

     Minority Interest. Minority interest for the years ended December 31, 1999 and 1998 represents dividends, net of income tax benefits, on the Preferred Securities.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED DECEMBER 31,
1997

     Revenues. Revenues for the year ended December 31, 1998 were $1.8 billion, a 48.6% increase, compared to $1.2 billion for the year ended December 31, 1997. The increase is due to the acquisitions of APC in April 1997, SIMES in May 1997 and IMAR and OSLAMT in July 1998, which totaled approximately $352.9 million, and new business awards, which totaled approximately $310.5 million, including business relating to the Ford Ranger, Explorer, F-Series and Econoline, Dodge Durango, Dakota and Ram Club Cab pick-ups, Honda Accord and the Chrysler LH line. These increases were offset by a decline in production of certain models served by the Company of approximately $38.7 million. In addition, the General Motors strike had the effect of reducing revenues by approximately $24.7 million during 1998.

     Cost of Sales. Cost of sales as a percent of revenues for the year ended December 31, 1998 was 85.1% compared to 85.7% for the year ended December 31, 1997. The increase in gross margin was due to operating efficiencies and productivity initiatives of approximately $12.6 million implemented particularly at certain of the Company's business units acquired from A.O. Smith Corporation in 1997 as well as increased production volumes on models served by the Company. These increases were partially offset by a higher proportion of components purchased from outside suppliers as a result of the APC acquisition and launch costs associated with new business totaling approximately $1.8 million.

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

     Amortization Expense. Amortization expense for the year ended December 31, 1998 was $13.5 million compared to $9.5 million for the year ended December 31, 1997. The increase was due to amortization related to the costs associated with
(i) the July 1997 sale of $200 million of 5% Convertible Subordinated Notes (the "Notes"), (ii) the June 1998 offering of the Preferred Securities and (iii) incremental goodwill amortization related to the acquisitions of APC, SIMES, IMAR and OSLAMT.

     Interest Expense. Interest expense for the year ended December 31, 1998 was $40.3 million compared to $29.0 million for the year ended December 31, 1997. Interest expense was affected by (i) increased borrowings incurred to fund the acquisitions of APC, SIMES, IMAR and OSLAMT, (ii) increased borrowings incurred to fund the Company's investments in its joint venture interests in Metalsa in October 1997 and Caterina in March 1998, (iii) more favorable terms related to the Company's borrowings under the credit agreement entered into in April 1997,
(iv) the proceeds from the April 1997 offering of 17,000,000 shares of Common Stock at $17.50 per share (the "Offering"), (v) the proceeds from the July 1997 sale of the Notes, and (vi) the proceeds from the June 1998 offering of Preferred Securities.

     Income Taxes. The effective income tax rate was 40% for the year ended December 31, 1998 and 39.9% for the year ended December 31, 1997. The effective rates differed from the statutory rates primarily as a result of state taxes and non-deductible goodwill amortization.

     Equity in Earnings of Joint Ventures. Equity in earnings of joint ventures, net of tax, was $12.7 million and $0.2 million for the years ended December 31, 1998 and 1997, respectively. These amounts represent the Company's share of the earnings from its joint venture interests in Metalsa, Caterina, and Tower Golden Ring.

     Minority Interest. Minority interest for the year ended December 31, 1998 represents dividends, net of income tax benefits, on the Preferred Securities.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has a credit agreement which includes a revolving credit facility that provides for borrowings of up to $750 million on an unsecured basis, with a letter of credit sublimit of $75 million. In addition, under the terms of the credit facility, the equivalent of up to $85 million in borrowings can be denominated in foreign currency. As of December 31, 1999, approximately $76 million of the outstanding borrowings are denominated in Italian lira. The amount available under the revolving credit facility reduces to $675 million in April 2000, $600 million in April 2001 and $500 million in April 2002. The credit agreement has a final maturity of April 2003. Interest on the credit facility is at the prime rate or LIBOR plus a margin ranging from 17 to 50 basis points depending upon the ratio of the consolidated indebtedness of the Company to its total capitalization. The weighted average interest rate for such borrowings was 6.0% for the year ended December 31, 1999.

     In August 1999, the Company amended and restated its Credit Agreement to include an additional term loan facility of $325 million. The weighted average interest rate for the term loan facility was 7.4% for the twelve months ended December 31, 1999. The proceeds from the term facility were used to repay outstanding indebtedness under the revolving facility incurred in connection with the acquisition of Active in July 1999.

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

(v) incur any additional indebtedness; (vi) engage in transactions with affiliates; (vii) incur any contingent obligations; (viii) enter into any joint venture; (ix) enter into any obligations for the payment of rent for any property under a lease or agreement to lease; declare or make any dividend payment or other distribution of assets, properties, cash, rights, obligations or securities on account of any shares of its capital stock, or purchase, redeem or otherwise acquire or retire for value any subordinated indebtedness or any shares of its capital stock; (x) engage in a prohibited transaction or violation of the fiduciary responsibility rules with respect to any employee benefit plan qualified under ERISA which has resulted or could reasonably be expected to result in liability in an aggregate amount in excess of 10% of the Company's tangible net worth; and (xi) engage in any material line of business substantially different from their existing lines of business. As of December 31, 1999 and 1998, the Company was in compliance with all debt covenants.

     During 1997, the Company entered into interest rate swap contracts to hedge against interest rate exposures on certain floating-rate indebtedness. These contracts, which were to expire in November 2002, had the effect of converting the floating-rate interest related to a notional amount of $300 million of borrowings outstanding under the revolving credit facility into a fixed-rate of approximately 6.75%. The interest rate swap contract was executed to balance the Company's fixed-rate and floating-rate debt portfolios. During June 1999, the Company terminated its position in the interest rate swap contracts resulting in a gain of $0.5 million.

     During 1997, the Company entered into an interest rate contract in a notional amount of $75 million in anticipation of financing that did not materialize. Accordingly, the Company adjusted the interest rate contract to market as of December 31, 1998 and 1997. The write-down to fair value of approximately $6.4 million and $2.0 million, respectively, was recorded as expense in the consolidated statements of operations. During the first quarter of 1999, the Company settled the $75 million contract with a cash payment of approximately $7.0 million.

     In certain instances, the Company is committed under existing agreements to supply product to its customers at selling prices which are not sufficient to cover the direct costs to produce such parts. The Company is obligated to supply these products to its customers for the life of the related vehicles, three to ten years. Accordingly, the Company recognizes losses at the time these losses are probable and reasonably estimable at an amount equal to the minimum amount necessary to fulfill its obligations to its customers. The reserves established in connection with these recognized losses are reversed as the product is shipped to the customers. Such amounts reversed during the years ended December 31, 1999, 1998 and 1997 were $16.8 million, $9.7 million, and $4.6 million, respectively.

     In October 1999, the Company loaned $30.0 million to J. L. French Automotive Castings, Inc. ("J.L. French") in exchange for a convertible subordinated promissory note due October 14, 2009. The note bears interest at 7.5% annually with interest payable on the last day of each calendar quarter beginning December 31, 1999. The Company can convert, at its option, any portion of the outstanding principal of the note into Class A Common Stock of J. L. French at a preset agreed upon conversion price.

     In October 1999, the Company invested $21 million for new shares representing a 49% equity interest in Seojin Industrial Company Limited ("Seojin"). Seojin is a supplier of frames, modules and structural components to the Korean automotive industry. Total consideration for the equity interest was financed under the Company's revolving credit facility. In addition, the Company advanced $19 million to Seojin in exchange for variable rate convertible bonds (the "Bonds") due October 30, 2009. The Bonds are unsecured and rank equally with all other present and future obligations of Seojin. Interest on the Bonds is payable annually beginning October 30, 2000 and each October 30 thereafter until maturity. The Company has the right to convert the Bonds into common stock of Seojin any time on or after October 30, 2000. The conversion rate is based upon a predetermined formula that would increase the Company's equity interest to approximately 66%.

     In July 1999, the Company acquired all of the outstanding stock of Active for total approximate consideration of $315 million. Active, which has five facilities, designs and produces a variety of large unexposed structural stampings, exposed surface panels, and modules to the North American automotive industry. Active's main customers include DaimlerChrysler, Ford, General Motors, and Saturn. Products offered by Active include body sides, pickup box sides, fenders, floor pan assemblies, door panels, pillars, and heat shields. The acquisition of Active enhances the Company's ability to manufacture large and complex structures, as well as exposed surface panels. The acquisition was financed with proceeds from the Company's revolving credit facility.

     In July 1998, the Company acquired IMAR and OSLAMT. IMAR designs and manufactures structural parts and assemblies from two facilities in Italy, primarily for Fiat. OSLAMT designs and manufactures tools and assemblies for the automotive market from its facility in Turin, Italy. The purchase price consisted of approximately $32.5 million in cash plus the assumption of approximately $17 million of indebtedness, and an additional $15 million for IMAR achieving certain operating targets subsequent to the acquisition.

     In June 1998, Tower Automotive Capital Trust (the "Issuer"), a wholly owned statutory business trust of the Company, completed the offering of $258.8 million of its 6 3/4% Preferred Securities, resulting in net proceeds of approximately $249.7 million. The Preferred Securities are redeemable, in whole or in part, on or after June 30, 2001 and all Preferred Securities must be redeemed no later than June 30, 2018. The Preferred Securities are convertible, at the option of the holder, into common stock of the Company at a rate of
1.6280 shares of common stock for each Preferred Security, which is equivalent to a conversion price of $30.713 per share. The net proceeds of the offering were used to repay outstanding indebtedness.

     In May 1998, the Company's Board of Directors approved a two-for-one stock split, which was effected as a stock dividend. On July 15, 1998, stockholders were issued one additional share of common stock for each share of common stock held on the record date of June 30, 1998. All references to the number of common shares and per share amounts have been adjusted to reflect the stock split on a retroactive basis.

     In March 1998, the Company acquired a 40% equity interest in Caterina, a supplier of structural stampings and assemblies to the Brazilian automotive market. In addition, the Company has the right to acquire the remaining 60 % of the equity of Caterina for $66.0 million. This right continues until 90 days after December 31, 1999, at which time, Caterina may exercise a call option to repurchase Tower Automotive's 40% equity investment for $26.4 million. The call option remains in effect until March 31, 2001. The Company paid approximately $48 million for its initial equity interest. This investment added Volkswagen and Mercedes-Benz as new customers in Brazil.

     In October 1997, the Company completed an agreement to become a partner in Metalsa with Promotora de Empresas Zano, S.A. de C.V. ("Proeza"). Metalsa is the largest supplier of vehicle frames and structures in Mexico. Under the terms of the agreement, the Company acquired a 40% equity interest in Metalsa. In addition, the parties have entered into a technology sharing arrangement that will enable both companies to utilize the latest available product and process technology. Metalsa is headquartered in Monterrey, Mexico and has manufacturing facilities in Monterrey and San Luis Potosi, Mexico. Metalsa's customers include Chrysler, General Motors, Ford, Nissan and Mercedes-Benz. In connection with this agreement, the Company paid $120 million to Proeza, with an additional amount of up to $45 million payable based upon the net earnings of Metalsa in 1998, 1999 and 2000. Based upon Metalsa's 1998 and 1999 net earnings, the Company paid Proeza additional consideration of approximately $9.0 million in the second quarter of 1999 and approximately $7.9 million during the first quarter of 2000. The investment in Metalsa was financed with proceeds from borrowings under the Company's revolving credit facility.

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

     In May 1997, the Company acquired SIMES, headquartered in Turin, Italy. SIMES designs and manufactures structural metal components in two facilities in Italy, principally for Fiat. The purchase price was approximately $50.7 million and was financed with borrowings under the Company's revolving credit facility. The Company also paid an additional $3 million for meeting certain operating targets subsequent to the acquisition.

     In April 1997, the Company acquired APC, a division of A.O. Smith Corporation. The aggregate purchase price consisted of approximately $700 million in cash and was financed with the proceeds from the Offering and borrowings under the credit facility. APC designs and manufactures frames, frame components, engine cradles, suspension components and modules for the North American automotive and heavy truck industries. This acquisition has been accounted for using the purchase method of accounting and, accordingly, APC's assets and liabilities have been recorded at fair value as of the acquisition date, with the excess purchase price recorded as goodwill.

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

     In August 1998, the Company sold its hinge business (the "Hinge Business") to Dura Automotive Systems, Inc. for net proceeds of approximately $36.9 million which approximated the book value of the net assets sold. The net proceeds were used to repay outstanding indebtedness under the revolving credit facility.

     In conjunction with its acquisitions, the Company has established reserves for certain costs associated with facility shutdown and consolidation activities and for general and payroll related costs primarily for planned employee termination activities. As of December 31, 1998, approximately $21.1 million and $3.6 million were recorded for facility shutdown and payroll related costs, respectively. Additional reserves of $5.4 million related to facility shutdown costs and $8.7 million for payroll related costs were recorded for the year ended December 31, 1999. Costs incurred and charged to such reserves amounted to $2.5 million for facility shutdown costs and $5.2 million for payroll related termination costs during the year ended December 31, 1999. Additionally, as a result of revisions to acquisitions' restructuring plans, $10.2 million of facility related costs and $0.7 million of payroll related costs were reversed against goodwill in 1999. At December 31, 1999, liabilities for approximately $13.8 million for costs associated with facility shutdown and consolidation and $6.4 million of costs for planned employee termination activities remained. The timing of facility shutdown and consolidation activities has been adjusted to reflect customer concerns with supply interruption. These reserves have been utilized as originally intended and management believes the liabilities recorded for shutdown and consolidation activities are adequate but not excessive as of December 31, 1999.

     During the year ended December 31, 1999, the Company generated $227.3 million of cash from operations. This compares with $221.1 million provided during the same period in 1998. Cash provided by net income before depreciation and amortization was $228.7 million and $175.4 million for 1999 and 1998, respectively. Other operating items and working capital requirements relating to customer tooling development and related receivables during pre-launch phase decreased operating cash flow by approximately $1.4 million during 1999 and increased operating cash flow $45.7 during the 1998 period.

     Net cash used in investing activities was $599.2 million during the year ended December 31, 1999 as compared to $267.4 million in the prior period. Net capital expenditures totaled $197.3 million and $185.1 million for the comparable 1999 and 1998 periods, respectively. Acquisitions and investments in joint ventures were approximately $401.9 million and $119.2 million for the 1999 and 1998 periods, respectively. The sale of the Hinge Business contributed $36.9 million during the 1998 period.

     Net cash provided by financing activities totaled $372.1 million for the year ended December 31, 1999 compared with $49.7 million in the prior period. Net proceeds from borrowings were $367.5 million in 1999, with net repayments of $203.3 million in 1998. The issuance of stock contributed $4.6 million and $253.0 million to cash flow for 1999 and 1998, respectively.

     At December 31, 1999, the Company had unused borrowing capacity of approximately $270 million, under its most restrictive debt covenant. The Company believes the borrowing availability under its credit agreement, together with funds generated by operations, should provide liquidity and capital resources to pursue its business strategy for the foreseeable future, with respect to working capital, capital expenditures, and other operating needs. The Company estimates its 2000 capital expenditures will approximate $225 million. Under present conditions, management does not believe access to funds will restrict its ability to pursue its acquisition strategy.

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

MARKET RISK

     The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company's policy is to not enter into derivatives or other financial instruments for trading or speculative purposes. The Company periodically enters into financial instruments to manage and reduce the impact of changes in interest rates.

     Interest rate swaps are entered into as a hedge of underlying debt instruments to effectively change the characteristics of the interest rate without actually changing the debt instrument. Therefore, these interest rate swap agreements convert outstanding floating rate debt to fixed rate debt for a period of time. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

     At December 31, 1999, Tower Automotive had total debt and obligations under capital leases of $935.1 million. The debt is comprised of fixed rate debt of $200 million and floating rate debt of $735.1 million. The pre-tax earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt would be approximately $7.4 million, holding other variables constant. A one percentage point increase in interest rates would not materially impact the fair value of the fixed rate debt.

     A portion of Tower Automotive's 1999 and 1998 revenues were derived from manufacturing operations in Europe. The results of operations and financial position of the Company's operations in Europe are principally measured in its respective currency and translated into U.S. dollars. The effects of foreign currency fluctuations in Europe are somewhat mitigated by the fact that expenses are generally incurred in the same currency in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.

     A portion of Tower Automotive's assets at December 31, 1999 and 1998 are based in its foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders' investment. Accordingly, the Company's consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

     The Company's strategy for management of currency risk relies primarily upon conducting its operations in a country's respective currency and may, from time to time, engage in hedging programs intended to reduce the Company's exposure to currency fluctuations. As of December 31, 1999, the Company held no foreign currency hedge positions. Management believes the effect of a one percent change in foreign currency rates would not materially affect the Company's financial position or results of operations for the years ended December 31, 1999 and 1998.

YEAR 2000

     The Company completed its effort in resolving the impact of the year 2000 ("Y2K") on the processing of date-sensitive information by the Company's computerized and embedded systems. The Company experienced no significant business interruption as a result of the year 2000, either internally or externally from suppliers. The Company does not anticipate any further impact relating to date-sensitive information processing capabilities. The Company spent approximately $2.0 million on Y2K readiness activities.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, becomes effective for the years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet quantified the impact of adopting SFAS No. 133 and 137, and has not yet determined the timing of adoption.

     In April 1998, the Financial Accounting Standards Board issued Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires the expensing of start-up activities as incurred, versus capitalizing and expensing them over a period of time. The Company's adoption of SOP 98-5 during the first quarter of 1999 did not materially affect the consolidated results of operations or the financial position of the Company.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Market Risk" section of Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of Tower Automotive are hereby incorporated by reference to Exhibit 99.1.

     Management of the Company is responsible for the financial information and representations contained in the consolidated financial statements and other sections of the 1999 Annual Report. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and therefore include certain amounts based on management's best estimates and judgments. The financial information contained elsewhere in the 1999 Annual Report is consistent with that in the consolidated financial statements.

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

     Arthur Andersen LLP is engaged to express an opinion as to whether the consolidated financial statements present fairly, in all material respects and in accordance with generally accepted accounting principles, the financial position, results of operations and cash flows of the Company. Solely for purposes of planning and performing their audit of the Company's 1999 financial statements, Arthur Andersen LLP obtained an understanding of, and selectively tested, certain aspects of the Company's system of internal controls.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A. DIRECTORS OF THE REGISTRANT

     The information required by Item 10 with respect to the directors and director nominees is incorporated herein by reference to the section labeled "Election of Directors" which appears in the Company's 2000 Proxy Statement.

B. EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to the Company's executive officers as of December 31, 1999:

NAME                                    AGE                  POSITION
----                                    ---                  --------
S.A. Johnson..........................  59    Chairman and Director
Dugald K. Campbell....................  53    President, Chief Executive Officer and
                                                Director
James W. Arnold.......................  47    Vice President
Anthony A. Barone.....................  50    Vice President and Chief Financial
                                              Officer
Richard S. Burgess....................  45    Vice President
Luigi Candusso........................  50    Vice President
Paul W. Jones, Jr. ...................  54    Vice President
Tommy G. Pitser.......................  52    Vice President
Scott D. Rued.........................  43    Vice President, Corporate Development
                                              and Director

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

     DUGALD K. CAMPBELL has served as President, Chief Executive Officer and a Director of the Company since December 1993. From 1991 to 1993, Mr. Campbell served as a consultant to Hidden Creek. From 1988 to 1991, he served as Vice President and General Manager of the Sensor Systems Division of Siemens Automotive, a manufacturer of engine management systems and components. From 1972 to 1988, he held various executive, engineering and marketing positions with Allied Automotive, a manufacturer of vehicle systems and components and a subsidiary of Allied Signal, Inc.

     JAMES W. ARNOLD has served as Vice President of the Company since 1999, with current responsibility for the Company's Asian strategy. Mr. Arnold joined the Company in 1998. From 1977 to 1998, Mr. Arnold held a variety of manufacturing, sales, marketing and Asian general management positions at Allied Signal.

     ANTHONY A. BARONE has served as Vice President and Chief Financial Officer of the Company since May 1995. From 1984 to 1995, Mr. Barone served as Chief Financial Officer of O'Sullivan Corporation, a manufacturer of interior trim components for the automotive industry.

     RICHARD S. BURGESS has served as Vice President of the Company with responsibility for colleague growth and development since January 1996. From June 1994 to January 1996, Mr. Burgess served as the colleague growth and development leader during the start-up of the Bardstown, Kentucky operation. From October 1991 to June 1994, Mr. Burgess filled various roles in colleague growth and development of R.J. Tower Corporation.

     LUIGI CANDUSSO has served as Vice President of the Company since 1995. Mr. Candusso is currently leading the development of global strategies relating to customers and advanced technology. Mr. Candusso held multi-location operational responsibility during the period April 1995 through December 1999. The operations included Bowling Green, Kentucky; Corydon, Indiana; Granite City, Illinois; Milan, Tennessee; Turin, Italy; Bardstown, Kentucky; Kalamazoo, Michigan; Romulus, Michigan and Auburn, Indiana. From 1990 to April 1995, Mr. Candusso served as Vice President and General Manager of the Sensor Systems Division of Siemens Automotive, a manufacturer of engine management systems and components. From 1988 to 1990, Mr. Candusso served as Vice President of Operations at Fabricated Steel Products (FABCO), a division of Indal Canada.

     PAUL W. JONES, JR. has served as Vice President of the Company since April of 1998, with responsibility for Platform Leadership and the launch of new products for Tower Automotive worldwide. From 1995 to 1998, Mr. Jones served as the Senior Vice President of Operations for Rollerblade and NordicTrack in Minnesota. From 1987 to 1995, Mr. Jones served as Corporate Director of Procurement for Steelcase in Grand Rapids, Michigan. Prior to Steelcase, Mr. Jones served from 1984 to 1987 as Vice President of Technology for a Division of PepsiCo. As of January 2000, Mr. Jones has left the Company.

     TOMMY G. PITSER has served as Vice President since 1996, with current responsibility for the Company's European and South American strategy. Mr. Pitser previously had responsibility for the Company's joint venture investment in China and operations in Barrie, Ontario; Plymouth, Michigan; Yokohama, Japan; Romulus, Michigan; Manchester, Michigan and Novi, Michigan, since May 1996. Prior to joining the Company, Mr. Pitser served in various sales and marketing capacities at MSTI. Prior to joining MSTI, Mr. Pitser served as Market Director-Automotive at AE Goetze North America. From 1969 to 1992, Mr. Pitser was an employee of Borg-Warner Corporation, most recently as General Manager-Marine & Industrial Transmissions.

     SCOTT D. RUED has served as Vice President, Corporate Development, and a Director of the Company since April 1993. Mr. Rued served as Vice President, Chief Financial Officer and a director of Automotive Industries Holding, Inc. from April 1990 until its sale to Lear Corporation in August 1995. Mr. Rued, a partner of J2R, has also served as Executive Vice President and Chief Financial Officer of Hidden Creek since January 1994 and served as its Vice President -Finance and Corporate Development from June 1989 through 1993. Mr. Rued is also a director of The Rottlund Company, Inc., a corporation engaged in the development and sale of residential real estate.

     There are no family relationships between or among the above-named executive officers. There are no arrangements or understandings between any of these officers pursuant to which any of them served as an officer.

C. SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The information required by Item 10 with respect to compliance with reporting requirements is incorporated herein by reference to the section labeled "Section 16(a) Beneficial Ownership Reporting Compliance" which appears in the Company's 2000 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the sections labeled "Compensation of Directors" and "Executive Compensation" which appear in the Company's 2000 Proxy Statement, excluding information under the headings "Compensation Committee Report on Executive Compensation" and "Performance Graph."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the section labeled "Security Ownership" which appears in the Company's 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the sections labeled "Other Compensatory Agreements" and "Certain Relationships and Related Transactions" which appears in the Company's 2000 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS PART OF THIS REPORT

  (1) Financial Statements

     - Report of Independent Public Accountants

     - Consolidated Balance Sheets as of December 31, 1999 and 1998

     - Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997

     - Consolidated Statements of Stockholders' Investment for the Years Ended December 31, 1999, 1998 and 1997

     - Consolidated Statement of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

     - Notes to Consolidated Financial Statements

  (2) Financial Statement Schedules

     - Report of Independent Public Accountants -- S-1

     - Financial Statement Schedule I -- Condensed Financial Information of the Registrant -- S-2

     - Financial Statement Schedule II -- Valuation and Qualifying Accounts

  (3) Exhibits: See "Exhibit Index" beginning on page 27.

(b) REPORTS ON FORM 8-K

     (1) During the fourth quarter of 1999, the Company filed the following Form 8-K Current Reports with the Securities and Exchange Commission:

     - The Company's Current Report on Form 8-K, dated October 15, 1999 (Commission File No. 1-12733), under Items 2 and 7.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TOWER AUTOMOTIVE, INC.

Date: March 8, 2000                         By       /s/ S.A. JOHNSON
                                             -----------------------------------
                                                   S.A. Johnson, Chairman

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                  /s/ S.A. JOHNSON                     Chairman and Director             March 8, 2000
-----------------------------------------------------
                    S.A. Johnson

               /s/ DUGALD K. CAMPBELL                  President, Chief Executive        March 8, 2000
-----------------------------------------------------    Officer (Principal Executive
                 Dugald K. Campbell                      Officer) and Director

                /s/ JAMES R. LOZELLE                   Director                          March 8, 2000
-----------------------------------------------------
                  James R. Lozelle

                  /s/ SCOTT D. RUED                    Vice President, Corporate         March 8, 2000
-----------------------------------------------------    Development and Director
                    Scott D. Rued

                  /s/ F.J. LOUGHREY                    Director                          March 8, 2000
-----------------------------------------------------
                    F.J. Loughrey

                  /s/ KIM B. CLARK                     Director                          March 8, 2000
-----------------------------------------------------
                    Kim B. Clark

                /s/ ENRIQUE ZAMBRANO                   Director                          March 8, 2000
-----------------------------------------------------
                  Enrique Zambrano

                /s/ ANTHONY A. BARONE                  Vice President and Chief          March 8, 2000
-----------------------------------------------------    Financial Officer (Principal
                  Anthony A. Barone                      Accounting Officer)

                             TOWER AUTOMOTIVE, INC.

                         EXHIBIT INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                                                                      PAGE NUMBER IN
                                                                                        SEQUENTIAL
                                                                                         NUMBERING
                                                                                     OF ALL FORM 10-K
        EXHIBIT                                                                      AND EXHIBIT PAGES
        -------                                                                      -----------------
          3.1            -- Amended and Restated Certificate of Incorporation of             *
                            the Registrant, as amended by the Certificate of
                            Amendment to Certificate of Incorporated, dated June
                            2, 1997, incorporated by reference to the Registrant's
                            Form S-3 Registration Statement (Registration No.
                            333-38827) filed under the Securities Act of 1933.
          3.2            -- Amended and Restated By-laws of the Registrant,                  *
                            incorporated by reference to Exhibit 3.2 of the
                            Registrant's Form S-1 Registration Statement
                            (Registration No. 33-80320) (the "S-1").
          4.1            -- Form of Common Stock Certificate, incorporated by                *
                            reference to Exhibit 4.1 of the S-1.
         10.1            -- Form of Stock Subscription Agreement between the                 *
                            Company and certain management employees, incorporated
                            by reference to Exhibit 10.3 of the S-1.
         10.2            -- Registration Agreement dated as of April 15, 1993                *
                            between the Registrant and certain investors; and
                            First Amendment to Registration Agreement dated as of
                            May 4, 1994 by and among the Registrant and certain
                            investors, incorporated by reference to Exhibit 10.4
                            of the S-1.
         10.3            -- Stock Option and Indemnification Agreement dated as of           *
                            April 15, 1993 by and between the Registrant and Onex
                            U.S. Investments, Inc., incorporated by reference to
                            Exhibit 10.7 of the S-1.
         10.4**          -- Employment and Consulting Agreement dated as of April            *
                            15, 1993 between R.J. Tower Corporation and Adrian
                            Vander Starre, incorporated by reference to Exhibit
                            10.9 of the S-1.
         10.5            -- Form of Management Stock Pledge Agreement,                       *
                            incorporated by reference to Exhibit 10.10 of the S-1.
         10.6            -- Form of Convertible Promissory Note dated as of May 4,           *
                            1994 of the Registrant, incorporated by reference to
                            Exhibit 10.12 of the S-1.
         10.7**          -- Stock Option Agreement dated May 4, 1994 by and                  *
                            between the Registrant and James R. Lozelle
                            incorporated by reference to Exhibit 10.14 of the S-1.
         10.8            -- Lease Agreement dated March 1, 1988 between 8900                 *
                            Inkster Associates and Edgewood Tool and Manufacturing
                            Company; and Amendment to Lease dated as of March 1,
                            1994 between 8900 Inkster Associates and Edgewood Tool
                            and Manufacturing Company, incorporated by reference
                            to Exhibit 10.16 of the S-1.

                                                                                      PAGE NUMBER IN
                                                                                        SEQUENTIAL
                                                                                         NUMBERING
                                                                                     OF ALL FORM 10-K
        EXHIBIT                                                                      AND EXHIBIT PAGES
        -------                                                                      -----------------
         10.9**          -- 1994 Key Employee Stock Option Plan, incorporated by             *
                            reference to Exhibit 10.18 of the S-1.
         10.10**         -- Form of Salary Continuation Agreement between the                *
                            Registrant and certain employees, incorporated by
                            reference to Exhibit 10.19 of the S-1.
         10.11           -- Form of Subscription Agreement between the Registrant            *
                            and certain stockholders, incorporated by reference to
                            Exhibit 10.20 of the S-1.
         10.12           -- Stock Purchase Agreement by and among the Registrant             *
                            and certain other parties, dated June 10, 1994,
                            incorporated by reference to Exhibit 10.21 of the S-1.
         10.13           -- Amended and Restated Security Agreement, dated as of             *
                            May 31, 1996, made by Trylon Corporation, a Michigan
                            corporation, in favor of Comerica Bank, as agent,
                            incorporated by reference to Exhibit 4.9 of the May
                            8-K.
         10.14           -- Form of Second Amended and Restated Mortgage, dated as           *
                            of May 31, 1996, made by each of R.J. Tower
                            Corporation, a Michigan corporation, R.J. Tower
                            Corporation, an Indiana corporation, Kalamazoo
                            Stamping and Die Company, a Michigan corporation,
                            Edgewood Manufacturing Corp., a Delaware corporation,
                            in favor of Comerica Bank, as agent, incorporated by
                            reference to Exhibit 4.10 of the May 8-K.
         10.15           -- Second Amended and Restated Security Agreement (Third            *
                            Party Pledge), dated as of May 31, 1996, made by Tower
                            Automotive, Inc., a Delaware corporation, in favor of
                            Comerica Bank, as agent, incorporated by reference to
                            Exhibit 4.11 of the May 8-K.
         10.16           -- Intercreditor and Collateral Agency Agreement, dated             *
                            as of May 31, 1996, among Comerica Bank, Bank of
                            America Illinois, First Bank National Association,
                            Teachers Insurance and Annuity Association of America,
                            Northern Life Insurance Company, Northwestern National
                            Life Insurance Company, Bankers Security Life
                            Insurance Society, Jefferson-Pilot Life Insurance
                            Company and Alexander Hamilton Life Insurance Company
                            of America, incorporated by reference to Exhibit 4.12
                            of the May 8-K.
         10.17           -- Form of R.J. Tower Corporation Note Agreement, dated             *
                            as of May 31, 1996, between R.J. Tower Corporation and
                            each of Teachers Insurance and Annuity Association of
                            America, Northern Life Insurance Company, Northwestern
                            National Life Insurance Company, Bankers Security Life
                            Insurance Society, Jefferson-Pilot Life Insurance
                            Company and Alexander Hamilton Life Insurance Company
                            of America, incorporated by reference to Exhibit 4.13
                            of the May 8-K.

                                                                                      PAGE NUMBER IN
                                                                                        SEQUENTIAL
                                                                                         NUMBERING
                                                                                     OF ALL FORM 10-K
        EXHIBIT                                                                      AND EXHIBIT PAGES
        -------                                                                      -----------------
         10.18           -- Form of 7.65% Senior Secured Notes, Series A, due June           *
                            1, 2006, issued by R.J. Tower Corporation to (i)
                            Teachers Insurance and Annuity Association of America
                            in the principal amount of $10 million, (ii) Northern
                            Life Insurance Company in the principal amount of $8.5
                            million, (iii) Northwestern National Life Insurance
                            Company in the principal amount of $4.0 million, (iv)
                            Bankers Security Life Insurance Society in the
                            principal amount of $2.5 million, (v) Jefferson-Pilot
                            Life Insurance Company in the principal amount of $7.5
                            million and (vi) Alexander Hamilton Life Insurance
                            Company of America in the principal amount of $7.5
                            million, incorporated by reference to Exhibit 4.14 of
                            the May 8-K.
         10.19           -- 7.82% Senior Secured Note, Series B, due June 1, 2008,           *
                            issued by R.J. Tower Corporation to Teachers Insurance
                            and Annuity Association of America in the principal
                            amount of $25 million, incorporated by reference to
                            Exhibit 4.15 of the May 8-K.
         10.20           -- Subsidiaries Guaranty, dated as of May 31, 1996, made            *
                            by Trylon Corporation, a Michigan corporation, R.J.
                            Tower Corporation, a Kentucky corporation, R.J. Tower
                            Corporation, an Indiana corporation, Kalamazoo
                            Stamping and Die Company, a Michigan corporation,
                            Edgewood Manufacturing Corp., a Delaware corporation
                            and MascoTech Stamping Technologies, Inc., a Delaware
                            corporation, in favor of Teachers Insurance and
                            Annuity Association of America, Northern Life
                            Insurance Company, Northwestern National Life
                            Insurance Company, Bankers Security Life Insurance
                            Society, Jefferson-Pilot Life Insurance Company and
                            Alexander Hamilton Life Insurance Company of America,
                            incorporated by reference to Exhibit 4.16 of the May
                            8-K.
         10.21           -- Registration Rights and Voting Agreement dated as of             *
                            May 31, 1996, between Tower Automotive, Inc. and
                            MascoTech, Inc., incorporated by reference to Exhibit
                            4.17 of the May 8-K.
         10.22           -- $5 million Promissory Note, dated as of May 31, 1996,            *
                            issued by R.J. Tower Corporation to MascoTech, Inc.,
                            incorporated by reference to Exhibit 4.18 of the May
                            8-K.
         10.23           -- Stock Purchase Warrant, dated as of May 31, 1996,                *
                            issued by Tower Automotive, Inc. to MascoTech, Inc.,
                            incorporated by reference to Exhibit 4.19 of the May
                            8-K.

                                                                                      PAGE NUMBER IN
                                                                                        SEQUENTIAL
                                                                                         NUMBERING
                                                                                     OF ALL FORM 10-K
        EXHIBIT                                                                      AND EXHIBIT PAGES
        -------                                                                      -----------------
         10.24           -- Second Amended and Restated Guaranty (Tower-Michigan             *
                            Debt), dated as of May 30, 1996, made by R.J. Tower
                            Corporation, an Indiana corporation, Edgewood
                            Manufacturing Corp., a Delaware corporation, R.J.
                            Tower Corporation, a Kentucky corporation, Kalamazoo
                            Stamping and Die Company, a Michigan corporation,
                            Trylon Corporation, a Michigan corporation and
                            MascoTech Stamping Technologies, Inc., a Delaware
                            corporation, in favor of Comerica Bank, as agent,
                            incorporated by reference to Exhibit 4.5 of the
                            Registrant's Form 8-K/A No. 1 dated June 4, 1996,
                            filed under the Securities Exchange Act of 1934.
         10.25           -- Fourth Amended and Restated Credit Agreement dated as            *
                            of September 6, 1996 by and between R.J. Tower
                            Corporation and Comerica Bank, incorporated by
                            reference to Exhibit 10.1 of the Registrant's
                            Quarterly Report on Form 10-Q for the quarterly period
                            ended September 30, 1996, filed under the Securities
                            Exchange Act of 1934, as amended.
         10.26           -- Tower Automotive, Inc. Independent Director Stock                *
                            Option Plan, incorporated by reference to Exhibit 4.3
                            of the Registrant's Form S-8 dated December 5, 1996,
                            filed under the Securities Act of 1933.
         10.27           -- Asset Purchase Agreement, dated January 27, 1997 by              *
                            and among A.O. Smith Corporation, A.O. Smith
                            Enterprises Ltd., Tower Automotive Acquisition, Inc.,
                            Tower Automotive, Inc. and R.J. Tower Corporation,
                            incorporated by reference to Exhibit 2.1 of the
                            Registrant's Form S-3 Registration Statement
                            (Registration No. 333-21943)
         10.28           -- Joint Venture Agreement by and among Promotora de                *
                            Empresas Zano, S.A. de C.V., Metalsa, S.A. de C.V. and
                            R.J. Tower Corporation dated as of September 26, 1997,
                            incorporated by reference to Exhibit 2.1 of the
                            Registrant's Form 8-K dated October 23, 1997, filed
                            under the Securities Exchange Act of 1934.
         10.29           -- Purchase Agreement, dated as of July 23, 1997, by and            *
                            between the Company and Donaldson, Lufkin & Jenrette
                            Securities Corporation, Robert W. Baird & Co.
                            Incorporated, PaineWebber Incorporated and BT
                            Securities Corporation, incorporated by reference to
                            Exhibit 1.1 of the Company's Form S-3 Registration
                            Statement (Registration No. 333-38827) (the "Form
                            S-3"), filed with the Commission on October 27, 1997.
         10.30           -- Indenture, dated as of July 28, 1997, by and between             *
                            the Company and Bank of New York, as trustee
                            (including form of 5% Convertible Subordinated Note
                            due 2004), incorporated by reference to Exhibit 4.5 of
                            the Form S-3.

                                                                                      PAGE NUMBER IN
                                                                                        SEQUENTIAL
                                                                                         NUMBERING
                                                                                     OF ALL FORM 10-K
        EXHIBIT                                                                      AND EXHIBIT PAGES
        -------                                                                      -----------------
         10.31           -- Registration Rights Agreement, dated as of July 28,              *
                            1997, by and between the Company and Donaldson, Lufkin
                            & Jenrette Securities Corporation, Robert W. Baird &
                            Co. Incorporated, PaineWebber Incorporated and BT
                            Securities Corporation, incorporated by reference to
                            Exhibit 4.6 of the Form S-3.
         10.32           -- Credit Agreement, dated as of April 18, 1997, among              *
                            R.J. Tower Corporation, Bank of America National Trust
                            and Savings Association, as agent, and the other
                            financial institutions named therein, incorporated by
                            reference to Exhibit 10.39 of the Registrant's Form
                            10-K/A dated June 30, 1998, filed under the Securities
                            Exchange Act of 1934.
         10.33           -- Amendment No. 1 to Credit Agreement, dated as of July            *
                            22, 1997, among R.J. Tower Corporation, the various
                            financial institutions named therein and Bank of
                            America National Trust and Savings Association, as
                            agent, incorporated by reference to Exhibit 10.40 of
                            the Registrant's Form 10-K/A dated June 30, 1998,
                            filed under the Securities Exchange Act of 1934.
         10.34           -- Amendment No. 2 and Consent to Credit Agreement, dated           *
                            as of October 3, 1997, among R.J. Tower Corporation,
                            the various financial institutions named therein and
                            Bank of America National Trust and Savings
                            Association, as agent, incorporated by reference to
                            Exhibit 10.41 of the Registrant's Form 10-K/A dated
                            June 30, 1998, filed under the Securities Exchange Act
                            of 1934.
         10.35           -- Alternate Currency Annex, dated as of May 29, 1997, by           *
                            and among R.J. Tower Corporation, Tower Italia,
                            S.r.L., Interfin S.p.A., Instituto Bancario San Paolo
                            di Torino S.p.A. and Bank of America National Trust
                            and Savings Association, incorporated by reference to
                            Exhibit 10.42 of the Registrant's Form 10-K/A, dated
                            June 30, 1998, filed under the Securities Exchange Act
                            of 1934.
         10.36           -- Certificate of Trust of Tower Automotive Capital                 *
                            Trust, incorporated by reference to Exhibit 4.1 of the
                            Registrant's Quarterly Report on Form 10-Q for the
                            quarterly period ended June 30, 1998, filed under the
                            Securities Exchange Act of 1934.
         10.37           -- Amended and Restated Declaration of Trust of Tower               *
                            Automotive Capital Trust, dated June 9, 1998,
                            incorporated by reference to Exhibit 4.2 of the
                            Registrant's Quarterly Report on Form 10-Q for the
                            quarterly period ended June 30, 1998, filed under the
                            Securities Exchange Act of 1934.
         10.38           -- Junior Convertible Subordinated Indenture for the                *
                            6 3/4% Convertible Subordinated Debentures, between
                            Tower Automotive, Inc. and the First National Bank of
                            Chicago, as Subordinated Debt Trustee, dated as of
                            June 9, 1998, incorporated by reference to Exhibit 4.3
                            of the Registrant's Quarterly Report on Form 10-Q for
                            the quarterly period ended June 30, 1998, filed under
                            the Securities Exchange Act of 1934.

                                                                                      PAGE NUMBER IN
                                                                                        SEQUENTIAL
                                                                                         NUMBERING
                                                                                     OF ALL FORM 10-K
        EXHIBIT                                                                      AND EXHIBIT PAGES
        -------                                                                      -----------------
         10.39           -- Form of 6 3/4% Preferred Securities, incorporated by             *
                            reference to Exhibit 4.4 of the Registrant's Quarterly
                            Report on Form 10-Q for the quarterly period ended
                            June 30, 1998, filed under the Securities Exchange Act
                            of 1934.
         10.40           -- Form of 6 3/4% Junior Convertible Subordinated                   *
                            Debentures, incorporated by reference to Exhibit 4.5
                            of the Registrant's Quarterly Report on Form 10-Q for
                            the quarterly period ended June 30, 1998, filed under
                            the Securities Exchange Act of 1934.
         10.41           -- Guarantee Agreement, dated as of June 9, 1998, between           *
                            Tower Automotive, Inc. , as Guarantor, and the First
                            National Bank of Chicago, as Guarantee Trustee,
                            incorporated by reference to Exhibit 4.6 of the
                            Registrant's Quarterly Report on Form 10-Q for the
                            quarterly period ended June 30, 1998, filed under the
                            Securities Exchange Act of 1934.
         10.42           -- Registration Rights Agreement, dated June 9, 1998,               *
                            among Tower Automotive Capital Trust and Donaldson,
                            Lufkin & Jenrette Securities Corporation, Robert W.
                            Baird & Co. Incorporated, Merrill Lynch & Co. and
                            PaineWebber Incorporated, as Initial Purchasers,
                            incorporated by reference to Exhibit 4.7 of the
                            Registrant's Quarterly Report on Form 10-Q for the
                            quarterly period ended June 30, 1998, filed under the
                            Securities Exchange Act of 1934.
         10.43           -- Amended and Restated Credit Agreement among R.J. Tower
                            Corporation, Tower Italia, S.r.L., Bank of America
                            National Trust and Savings Association, as agent, and
                            the other financial institutions named therein, dated
                            August 23, 1999 filed herewith.
         12.1            -- Statement and Computation of Ratio of Earnings to
                            Fixed Charges filed herewith.
         21.1            -- List of Subsidiaries filed herewith.
         23.1            -- Consent of Independent Public Accountants filed
                            herewith.
         27.1            -- Financial Data Schedule filed herewith.
         99.1            -- Consolidated Financial Statements of Tower Automotive,
                            Inc. for the Year Ended December 31, 1999 together
                            with Report of Independent Public Accountants filed
                            herewith.

---------------

 * Incorporated by reference.

** Indicates compensatory arrangement.

                                                                      SCHEDULE I

                             TOWER AUTOMOTIVE, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in the Tower Automotive, Inc. and Subsidiaries' annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 25, 2000.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule I -- Condensed Financial Information and Schedule II -- Valuation and Qualifying Accounts of Registrant are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                        ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
January 25, 2000

                                                                      SCHEDULE I

                             TOWER AUTOMOTIVE, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    TOWER AUTOMOTIVE, INC. (PARENT COMPANY)

                            CONDENSED BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 1999         1998
                                                              ----------   ----------
                                       ASSETS
  Investment in consolidated subsidiaries...................  $1,147,746   $1,056,202
  Investment in J. L. French................................      30,000           --
  Debt issue costs, net of accumulated amortization of
     $2,754 and $1,450......................................      12,306       13,502
                                                              ----------   ----------
                                                              $1,190,052   $1,069,704
                                                              ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' INVESTMENT
  Accrued liabilities.......................................  $    4,167   $    4,158
  Convertible subordinated notes............................     200,000      200,000
  6 3/4% convertible subordinated debentures payable to
     trust subsidiary.......................................     258,750      258,750
                                                              ----------   ----------
  Commitments and contingencies Stockholders' investment:
     Preferred stock, par value $1; 5,000,000 shares
      authorized; no shares issued or outstanding...........          --           --
     Common stock, par value $.01; 200,000,000 shares
      authorized; 46,879,454 and 46,281,880 shares issued
      and outstanding.......................................         469          463
     Warrants to acquire common stock.......................       2,000        2,000
     Additional paid-in capital.............................     437,210      426,471
     Retained earnings......................................     294,522      177,434
     Deferred Income Stock Plan.............................      (4,484)          --
     Accumulated other comprehensive income -- cumulative
      translation adjustment................................      (2,582)         428
                                                              ----------   ----------
          Total stockholders' investment....................     727,135      606,796
                                                              ----------   ----------
                                                              $1,190,052   $1,069,704
                                                              ==========   ==========

   The accompanying notes are an integral part of these condensed statements.

                                                                      SCHEDULE I

                             TOWER AUTOMOTIVE, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    TOWER AUTOMOTIVE, INC. (PARENT COMPANY)

                            CONDENSED BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                1999       1998      1997
                                                              --------   --------   -------
Amortization expense........................................  $  1,304   $  1,106   $   344
                                                              --------   --------   -------
  Operating loss............................................    (1,304)    (1,106)     (344)
Interest expense............................................    27,466     19,769     4,250
Interest income.............................................      (488)        --        --
                                                              --------   --------   -------
  Loss before income taxes and equity in earnings of
     consolidated subsidiaries..............................   (28,282)   (20,875)   (4,594)
Income tax benefit..........................................    11,313      8,354     1,838
Equity in earnings of consolidated subsidiaries.............   134,057    100,561    49,000
                                                              --------   --------   -------
          Net income........................................  $117,088   $ 88,040   $46,244
                                                              ========   ========   =======

    The accompanying notes are an integral part of the condensed statements.

                                                                      SCHEDULE I

                             TOWER AUTOMOTIVE INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    TOWER AUTOMOTIVE, INC. (PARENT COMPANY)

                CONDENSED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                           WARRANTS TO   DEFERRED    ACCUMULATED
                                COMMON STOCK       ADDITIONAL                ACQUIRE      INCOME        OTHER           TOTAL
                             -------------------    PAID-IN     RETAINED     COMMON       STOCK     COMPREHENSIVE   STOCKHOLDERS'
                               SHARES     AMOUNT    CAPITAL     EARNINGS      STOCK        PLAN        INCOME        INVESTMENT
                             ----------   ------   ----------   --------   -----------   --------   -------------   -------------
BALANCE, DECEMBER 31,
  1996.....................  28,567,586    $286     $136,441    $ 43,150     $2,000      $    --       $    --        $181,877
Conversion of Edgewood
  notes....................     225,502       2          682          --         --           --            --             684
Exercise of options........      52,600       1          234          --         --           --            --             235
Sales of stock under
  Employee Stock Discount
  Purchase Plan............     129,802       1        1,575          --         --           --            --           1,576
Collection of common stock
  subscriptions
  receivable...............          --      --           78          --         --           --            --              78
Public offering of common
  stock, net...............  17,000,000     170      284,393          --         --           --            --         284,563
Net income.................          --      --           --      46,244         --           --            --
Other comprehensive
  income -- foreign
  currency translation
  adjustment...............          --      --           --          --         --           --            22
        Total comprehensive
          income...........                                                                   --                        46,266
                             ----------    ----     --------    --------     ------      -------       -------        --------
BALANCE, DECEMBER 31,
  1997.....................  45,975,490     460      423,403      89,394      2,000           --            22         515,279
Conversion of Edgewood
  notes....................      62,000       1          188          --         --           --            --             189
Exercise of options........     112,300       1          467          --         --           --            --             468
Sales of stock under
  Employee Stock Discount
  Purchase Plan............     132,090       1        2,344          --         --           --            --           2,345
Collection of common stock
  subscriptions
  receivable...............          --      --           69          --         --           --            --              69
Net income.................          --      --           --      88,040         --           --            --
Other comprehensive
  income -- foreign........                                                      --           --            --
  currency translation
    adjustment.............          --      --           --          --         --           --           406
        Total comprehensive
          income...........                                                                   --                        88,446
                             ----------    ----     --------    --------     ------      -------       -------        --------
BALANCE, DECEMBER 31,
  1998.....................  46,281,880     463      426,471     177,434      2,000           --           428         606,796
Conversion of Edgewood
  notes....................     250,000       3          755          --         --           --            --             758
Exercise of options........     125,000       1          996          --         --           --            --             997
Sales of stock under
  Employee Stock Discount
  Purchase Plan............     222,574       2        3,579          --         --           --            --           3,581
Deferred Income Stock
  Plan.....................          --      --        4,484          --         --       (4,484)           --              --
Non-employee options
  grant....................          --      --          897          --         --           --            --             897
Collection of common stock
  subscriptions
  receivable...............          --      --           28          --         --           --            --              28
Net income.................          --      --           --     117,088         --           --            --
Other comprehensive
  income -- foreign
  currency translation
  adjustment...............          --      --           --          --         --           --        (3,010)
        Total comprehensive
          income...........          --      --           --          --         --           --            --         114,078
                             ----------    ----     --------    --------     ------      -------       -------        --------
BALANCE, DECEMBER 31,
  1999.....................  46,879,454    $469     $437,210    $294,522     $2,000      $(4,484)      $(2,582)       $727,135
                             ==========    ====     ========    ========     ======      =======       =======        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                                                      SCHEDULE I

                             TOWER AUTOMOTIVE, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    TOWER AUTOMOTIVE, INC. (PARENT COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (AMOUNTS IN THOUSANDS)

                                                              1999        1998        1997
                                                            ---------   ---------   ---------
Operating Activities:
  Net income..............................................  $ 117,088   $  88,040   $  46,244
  Amortization expense....................................      1,304       1,106         344
  Equity in earnings of consolidated subsidiaries.........   (134,057)   (100,561)    (49,000)
  Change in current operating items -- accrued
     liabilities..........................................          9         (92)      4,250
                                                            ---------   ---------   ---------
          Net cash provided by (used in) operating
            activities....................................    (15,656)    (11,507)      1,838
                                                            ---------   ---------   ---------
Investing Activities:
  Dividends received from consolidated subsidiaries.......     27,466      19,861       5,915
  Additional investment in consolidated subsidiaries......    (16,446)   (260,950)   (488,290)
                                                            ---------   ---------   ---------
          Net cash provided by (used for) investing
            activities....................................     11,020    (241,089)   (482,375)
                                                            ---------   ---------   ---------
Financing Activities:
  Net proceeds from issuance of common stock..............      4,636       2,883     286,452
  Net proceeds from issuance of convertible Subordinated
     notes................................................         --          --     194,085
  Net proceeds from 6 3/4% convertible subordinated
     Debentures payable to trust subsidiary...............         --     249,713          --
                                                            ---------   ---------   ---------
          Net cash provided by financing activities.......      4,636     252,596     480,537
                                                            ---------   ---------   ---------
          Net change in cash and cash equivalents.........         --          --          --
Cash and cash equivalents:
  Beginning of period.....................................         --          --          --
                                                            ---------   ---------   ---------
  End of period...........................................  $      --   $      --   $      --
                                                            =========   =========   =========
Supplemental Cash Flow Information:
  Cash paid for -- Interest...............................  $  27,466   $  19,861   $      --
                                                            =========   =========   =========
  Income taxes............................................  $      --   $      --   $      --
                                                            =========   =========   =========

   The accompanying notes are an integral part of these condensed statements.

                                                                      SCHEDULE I

                             TOWER AUTOMOTIVE, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    TOWER AUTOMOTIVE, INC. (PARENT COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND OPERATIONS

     Tower Automotive, Inc. (the "Parent Company") and its consolidated subsidiaries (the "Subsidiaries"), collectively the Company, produces a broad range of assemblies and modules for vehicle body structures and suspension systems for the global automotive industry. The Company has facilities in the United States, Canada, Italy and Japan, in China through its joint venture investment in Tower Golden Ring, in Brazil through its joint venture interest in Caterina, in Mexico through its joint venture investment in Metalsa, and in Korea through its joint venture investment in Seojin.

     The Notes to Consolidated Financial Statements of Tower Automotive, Inc. and Subsidiaries should be read in conjunction with this Schedule I.

NOTE 2. CONVERTIBLE SUBORDINATED NOTES

     In July 1997, the Parent Company completed the offering of $200 million of Convertible Subordinated Notes (the "Notes"). The net proceeds from the Notes, $194.1 million, were contributed as an additional investment in the Subsidiaries. The Notes bear interest at 5%, are unsecured, are due on August 1, 2004 and are convertible into Common Stock of the Parent Company at a conversion price of $25.88 per share. The Parent Company may make optional redemptions of the Notes after August 1, 2000 at amounts ranging from 102.857% to 100.714% of face value. In the event of a change in control (as defined), the holders of the Notes may require the Parent Company to redeem the Notes at face value plus accrued interest.

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

NOTE 4. 6 3/4% CONVERTIBLE SUBORDINATED DEBENTURES

     On June 9, 1998, Tower Automotive Capital Trust (the "Issuer"), a wholly owned statutory business trust of the Parent Company, completed the offering of $258.8 million of its 6 3/4% Trust Convertible Preferred Securities ("Preferred Securities"), resulting in net proceeds of approximately $249.7 million. The Preferred Securities are redeemable, in whole or in part, on or after June 30, 2001 and all Preferred Securities must be redeemed no later than June 30, 2018. The Preferred Securities are convertible, at the option of the holder, into Common Stock of the Parent Company at a rate of 1.6280 shares of Common Stock for each Preferred Security, which is equivalent to a conversion price of $30.713 per share. The obligations of the Issuer under the Preferred Securities are fully and unconditionally guaranteed by the Parent Company. Concurrently with the issuance of the Preferred Securities, the Issuer acquired $258.8 million of the Parent Company's 6 3/4% Convertible Subordinated Debentures ("Debentures") for net proceeds of $249.7 million. Interest is payable quarterly and the notes mature on June 30, 2018. The net proceeds received from the issuance of the Debentures by the Parent Company were contributed as an additional investment in the Subsidiaries.

                                                                      SCHEDULE I

                             TOWER AUTOMOTIVE, INC.

          CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (CONTINUED)

NOTE 5. J.L. FRENCH CONVERTIBLE SUBORDINATED NOTE

     On October 14, 1999, the Company loaned $30.0 million to J.L. French Automotive Castings, Inc. ("J.L. French") in exchange for a convertible subordinated promissory note due October 14, 2009. The note bears interest at 7.5% annually with interest payable on the last day of each calendar quarter beginning December 31, 1999. The Company can convert, at its option, any portion of the outstanding principal of the note into Class A Common Stock of J.L. French at a preset agreed upon conversion price.

NOTE 6. GUARANTEES AND RESTRICTIONS

  Guarantee of Subsidiaries' Debt

     In April 1997, the Subsidiaries entered into a revolving credit facility that provides for borrowings of up to $750 million on an unsecured basis with a letter of credit sublimit of $75 million. The Parent Company provided a guarantee for this debt. Under the terms of the credit facility, the equivalent of up to $85 million in borrowings can be denominated in foreign currency. As of December 31, 1999, approximately $76 million of the outstanding borrowings were denominated in Italian lira. The amount available under the revolving credit facility reduces to $675 million in April 2000, $600 million in April 2001 and $500 million in April 2002. The credit facility has a final maturity of April 2003. Interest on the credit facility is at the prime rate or LIBOR plus a margin ranging from 17 to 50 basis points depending upon the ratio of the consolidated indebtedness of the Company to its total capitalization. The weighted average interest rate for such borrowings was 6.0% for the year ended December 31, 1999.

     On August 23, 1999, the Company amended and restated its Credit Agreement to include a term loan add on facility of $325 million. The weighted average interest rate for the term loan facility was 7.4% for the twelve months ended December 31, 1999. The proceeds from the term facility were used to repay outstanding indebtedness under the revolving facility incurred in connection with the acquisition of Active in July 1999.

  Restrictions on Subsidiaries to Make Distributions to the Parent Company

     Under the terms of the revolving credit facility described above, the Subsidiaries are restricted in their ability to dividend, loan or otherwise distribute assets, properties, cash, rights, obligations or securities to the Parent Company. These restrictions are subject to a number of important exceptions, including the ability of the Subsidiaries to: (i) declare or pay cash dividends to the Parent Company in an aggregate amount equal to 50% of the net income of the Company arising after December 31, 1996 and computed on a cumulative basis (provided that no event of default exists after giving effect to such action); (ii) declare and pay dividends to the Parent Company to be used to pay taxes and other expenses of the Parent Company and the Subsidiaries on a consolidated basis; and (iii) declare and pay dividends to the Parent Company to enable the Parent Company to make regularly scheduled interest payments or the payment of principal at maturity of any unsecured indebtedness issued by the Parent Company (including the Notes and the Debentures (see Note 3)), the proceeds of which are applied to the prepayment of the revolving loans, in each case (a) has no scheduled principal payments before April 18, 2004; (b) has no guaranty obligation by the borrower under the revolving credit facility; and (c) has terms and conditions which are acceptable to the principal lender under the revolving credit facility. As of December 31, 1999, the Subsidiaries could have paid up to approximately $125.7 million to the Parent Company under the exception described in item (i) above.

                                                                     SCHEDULE II

                             TOWER AUTOMOTIVE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                                              EMPLOYEE   FACILITY    TOTAL
DESCRIPTION                                                     COST       COST       COST
-----------                                                   --------   --------   --------
BALANCE, DECEMBER 31, 1996..................................  $  1,589   $  6,483   $  8,072
Utilization.................................................   (10,888)    (2,943)   (13,831)
Additional Provision........................................    18,335     19,126     37,461
Change in Estimate..........................................        --         --         --
                                                              --------   --------   --------
BALANCE, DECEMBER 31, 1997..................................     9,036     22,666     31,702
Utilization.................................................    (5,402)    (1,485)    (6,887)
Additional Provision........................................        --         --         --
Change in Estimate..........................................       (10)       (69)       (79)
                                                              --------   --------   --------
BALANCE, DECEMBER 31, 1998..................................     3,624     21,112     24,736
Utilization.................................................    (5,229)    (2,523)    (7,752)
Additional Provision........................................     8,732      5,439     14,171
Change in Estimate..........................................      (760)   (10,226)   (10,986)
                                                              --------   --------   --------
BALANCE, DECEMBER 31, 1999..................................  $  6,367   $ 13,802   $ 20,169
                                                              ========   ========   ========