Form 10-Q
period 2000-03-31
TOWER AUTOMOTIVE INC
filed 2000-05-15
CIK 925548

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

The number of shares outstanding of the Registrant's common stock, par value $.01 per share, at May 8, 2000 was 47,017,080 shares.

                             TOWER AUTOMOTIVE, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I        FINANCIAL INFORMATION

         Item 1.    Financial Statements:

                    Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2000 and 1999

                    Condensed Consolidated Balance Sheets at March 31, 2000 (unaudited) and December 31, 1999

                    Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2000 and 1999

                    Notes to Condensed Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk
                         See "Market Risk" section of Item 2


PART II       OTHER INFORMATION

         Item 1.      Legal Proceedings

         Item 2.      Change in Securities and Use of Proceeds

         Item 3.      Defaults Upon Senior Securities

         Item 4.      Submission of Matters to a Vote of Security Holders

         Item 5.      Other Information

         Item 6.      Exhibits and Reports on Form 8-K

ITEM 1 - FINANCIAL INFORMATION

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                                      THREE MONTHS ENDED MARCH 31,
                                                          2000            1999
                                                       ---------       ---------
Revenues                                               $ 685,364       $ 498,572

Cost of sales                                            573,642         419,125
                                                       ---------       ---------
        Gross profit                                     111,722          79,447

Selling, general and administrative expenses              34,656          22,420

Amortization expense                                       5,099           3,450
                                                       ---------       ---------
        Operating income                                  71,967          53,577

Interest expense, net                                     13,197           7,267
                                                       ---------       ---------
        Income before provision for income taxes          58,770          46,310

Provision for income taxes                                23,508          18,524
                                                       ---------       ---------
        Income before equity in earnings of joint
        ventures and minority interest                    35,262          27,786

Equity in earnings of joint ventures                       4,480           2,913

Minority interest - dividends on trust
  preferred securities, net                               (2,619)         (2,623)
                                                       ---------       ---------
        Net income                                     $  37,123       $  28,076
                                                       =========       =========


Basic earnings per share                               $    0.79       $    0.60
                                                       =========       =========


Diluted earnings per share                             $    0.65       $    0.51
                                                       =========       =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                                    MARCH 31,        DECEMBER 31,
                             ASSETS                                    2000              1999
                                                                   -----------       -----------
                                                                   (unaudited)
Current assets:
       Cash and cash equivalents                                   $     1,727       $     3,617
       Accounts receivable, net                                        443,144           353,351
       Inventories, net                                                127,790           110,897
       Prepaid tooling and other                                        97,657            90,191
                                                                   -----------       -----------
             Total current assets                                      670,318           558,056
                                                                   -----------       -----------
Property, plant and equipment, net                                   1,154,868         1,075,861
Investments in joint ventures                                          300,886           290,705
Goodwill and other assets, net                                         692,627           627,928
                                                                   -----------       -----------
                                                                   $ 2,818,699       $ 2,552,550
                                                                   ===========       ===========

            Liabilities and Stockholders' Investment

Current liabilities:
       Current maturities of long-term debt and capital lease
         obligations                                               $    21,807       $    13,876
       Accounts payable                                                323,144           276,673
       Accrued liabilities                                             124,917           140,567
                                                                   -----------       -----------
             Total current liabilities                                 469,868           431,116
                                                                   -----------       -----------
Long-term debt, net of current maturities                              868,470           699,678
Obligations under capital leases, net of current maturities             20,211            21,543
Convertible subordinated notes                                         200,000           200,000
Deferred income taxes                                                   61,212            50,736
Other noncurrent liabilities                                           173,219           163,592
                                                                   -----------       -----------
             Total non-current liabilities                           1,323,112         1,135,549
                                                                   -----------       -----------
Mandatorily redeemable trust convertible preferred securities          258,750           258,750

Stockholders' investment:
       Preferred stock                                                      --                --
       Common stock                                                        472               469
       Additional paid-in capital                                      445,330           437,210
       Retained earnings                                               331,645           294,522
       Warrants to acquire common stock                                  2,000             2,000
       Deferred income stock plan                                       (8,942)           (4,484)
       Accumulated other comprehensive loss - cumulative
         translation adjustment                                         (3,536)           (2,582)
                                                                   -----------       -----------
             Total stockholders' investment                            766,969           727,135
                                                                   -----------       -----------
                                                                   $ 2,818,699       $ 2,552,550
                                                                   ===========       ===========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)


                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                ----------------------------
                                                                                    2000            1999
                                                                                 ---------       ---------
OPERATING ACTIVITIES:
      Net income                                                                 $  37,123       $  28,076
      Adjustments to reconcile net income to net cash provided by (used in)
        operating activities -
         Depreciation and amortization                                              35,838          24,377
         Deferred income tax provision                                              10,476              --
         Changes in other operating items                                          (72,143)        (66,250)
                                                                                 ---------       ---------

            Net cash provided by (used in) operating activities                     11,294         (13,797)
                                                                                 ---------       ---------

INVESTING ACTIVITIES:
      Acquisitions and investment in joint ventures                               (102,364)             --
      Capital expenditures, net                                                    (57,273)        (51,535)
      Change in restricted cash                                                         --             (28)
                                                                                 ---------       ---------

         Net cash used in investing activities                                    (159,637)        (51,563)
                                                                                 ---------       ---------

FINANCING ACTIVITIES:
      Proceeds from borrowings                                                     840,952         369,842
      Repayment of debt                                                           (695,617)       (310,305)
      Proceeds from issuance of stock                                                1,118           7,371
                                                                                 ---------       ---------

         Net cash provided by financing activities                                 146,453          66,908
                                                                                 ---------       ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                             (1,890)          1,548

CASH AND CASH EQUIVALENTS:
      Beginning of period                                                            3,617           3,434
                                                                                 ---------       ---------

      End of period                                                              $   1,727       $   4,982
                                                                                 =========       =========



NON-CASH FINANCING ACTIVITIES:
      Deferred income stock plan                                                 $   4,458       $   4,484
                                                                                 =========       =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying condensed consolidated financial statements have been prepared by Tower Automotive, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

          Revenues and operating results for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.


2.   Inventories consisted of the following (in thousands):

                                                  MARCH 31, 2000    DECEMBER 31, 1999
                                                  --------------    -----------------
           Raw materials                             $ 51,728           $ 47,231
           Work in process                             40,026             34,143
           Finished goods                              36,036             29,523
                                                     --------           --------
                                                     $127,790           $110,897
                                                     ========           ========


3. Basic earnings per share were computed by dividing net income by the weighted average number of common shares outstanding during the respective quarters. Diluted earnings per share were determined on the assumptions:
     (i) the Edgewood notes were converted at the beginning of the respective periods, (ii) the Convertible Subordinated Notes were converted at the beginning of the respective periods, and (iii) the Preferred Securities were converted at the beginning of the respective periods (in thousands, except per share data):

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                          ----------------------
                                                            2000           1999
                                                          -------        -------
     Net income                                           $37,123        $28,076
     Interest expense on Edgewood notes,
       net of tax                                               8             10
     Interest expense on Convertible
       Subordinated Notes, net of tax                       1,626          1,624
     Dividends on Preferred Securities,
       net of tax                                           2,619          2,623
                                                          -------        -------
     Net income applicable to common
       stockholders -- diluted                            $41,376        $32,333
                                                          =======        =======

     Weighted average number of
       common shares outstanding                           46,964         46,567
     Dilutive effect of outstanding stock
       options and warrants after application                 274            668
       of the treasury stock method
     Dilutive effect of Edgewood notes,
       assuming conversion                                    289            400
     Dilutive effect of Convertible
       Subordinated Notes,
       assuming conversion                                  7,729          7,730
     Dilutive effect of Preferred Securities,               8,425          8,424
       assuming conversion
     Dilutive effect of Deferred income stock                 245             --
       plan, assuming conversion
                                                          -------        -------
     Diluted shares outstanding                            63,926         63,789
                                                          =======        =======
     Basic earnings per share                             $  0.79        $  0.60
                                                          =======        =======
     Diluted earnings per share                           $  0.65        $  0.51
                                                          =======        =======


4. Long-term debt consisted of the following (in thousands):

                                                      MARCH 31,      DECEMBER 31,
                                                         2000            1999
                                                      ---------       ---------
          Revolving credit facility                   $ 466,251       $ 321,679
          Term credit facility                          320,893         324,210
          Industrial development revenue bonds           43,765          43,765
          Edgewood notes                                    877             878
          Other                                          50,838          11,644
                                                      ---------       ---------
                                                        882,624         702,176
          Less-current maturities                       (14,154)         (2,498)
                                                      ---------       ---------
                Total long-term debt                  $ 868,470       $ 699,678
                                                      =========       =========

          The Company has a Credit Agreement, as defined, which includes a revolving credit facility that provides for borrowings of up to $750 million on an unsecured basis with a letter of credit sublimit of $75 million. In addition, under the terms of the revolving credit facility, the equivalent of up to $85 million in borrowings can be denominated in foreign currency. As of March 31, 2000, approximately $72 million of the outstanding borrowings are denominated in Italian lira. The amount available under the revolving credit facility reduces to $675 million in April 2000, $600 million in April 2001 and $500 million in April 2002. The Credit Agreement has a final maturity of April 2003. Interest on the credit facility is at the prime rate or LIBOR plus a margin ranging from 17 to 50 basis points depending upon the ratio of the consolidated indebtedness of the Company to its total capitalization. The weighted average interest rate for such borrowings was 6.7% for the three months ended March 31, 2000.

          On August 23, 1999, the Company amended and restated its Credit Agreement to include an additional term loan facility of $325 million. In addition, under the terms of the term loan facility, the equivalent of up to $120 million in borrowings can be denominated in foreign currency. As of March 31, 2000, approximately $120 million of the outstanding borrowings are denominated in Euro. The term loan facility matures in eight equal repayments beginning September 2002 with final maturity in June 2004. Interest on the term loan facility is at the prime rate or LIBOR plus a margin ranging from 0 to 200 basis points depending on the Company's ratio of consolidated indebtedness to its total capitalization. The weighted average interest rates for the term loan facility dollar borrowings and Euro borrowings were 7.2% and 4.7%, respectively, for the three months ended March 31, 2000. The proceeds from the term facility were used to repay outstanding indebtedness under the revolving facility incurred in connection with the acquisition of Active on July 29, 1999.

     The Credit Agreement requires the Company to meet certain financial tests, including but not limited to minimum interest coverage, maximum debt/capital, maximum leverage and maximum senior leverage ratios. As of March 31, 2000, the Company was in compliance with all debt covenants.

5. On July 29, 1999, the Company acquired all of the outstanding stock of Active Tool and Manufacturing Company, Inc. and its affiliate Active Products Corporation (collectively, "Active") for total consideration of approximately $315 million. Active, which has five facilities, designs and produces a variety of large unexposed structural stampings, exposed surface panels, and modules to the North American automotive industry. Active's main customers include DaimlerChrysler, Ford, General Motors, and Saturn. Products offered by Active include body sides, pickup box sides, fenders, floor pan assemblies, door panels, pillars, and heat shields. The acquisition of Active enhances the Company's ability to manufacture large and complex structures, as well as exposed surface panels. The acquisition was financed with proceeds from the Company's revolving credit facility.

     Effective January 1, 2000, the Company acquired all of the outstanding shares of Dr. Meleghy GmbH & Co. KG Werkzeugbau und Presswerk, Bergisch Gladbach ("Dr. Meleghy") for approximately $86.4 million. Dr. Meleghy designs and produces structural stampings, assemblies, exposed surface panels and modules to the European automotive industry. Dr. Meleghy also designs and manufactures tools and dies for use in their production and for the external market. Dr. Meleghy operates three facilities in Germany and one facility in both Hungary and Poland. Dr. Meleghy's main customers include DaimlerChrysler, Audi, Volkswagen, Ford, Opel and BMW. Products offered by Dr. Meleghy include body side panels, floor pan assemblies and miscellaneous structural stampings. The Company may pay an additional $38 million if certain operating targets are met. The acquisition was financed with proceeds from the Company's revolving credit facility.

     The acquisitions discussed above have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at the fair value as of the date of the acquisitions. The assets and liabilities of both Active and Dr. Meleghy have been recorded based on preliminary estimates of fair value as of the date of acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill. The Company is further evaluating the fair value of certain assets acquired and liabilities assumed in connection with the Active and Dr. Meleghy acquisitions and as a result, will likely result in adjustments to the preliminary allocation of the purchase price.

     In conjunction with its acquisitions, the Company has established reserves for certain costs associated with facility shutdown and consolidation activities and for general and payroll related costs primarily for planned employee termination activities. As of December 31, 1999, approximately $13.8 million and $6.4 million were recorded for facility shutdown and payroll related costs, respectively. Costs incurred and charged to such reserves amounted to $1.0 million for facility shutdown costs and $1.5 million for payroll related termination costs for the three months ended March 31, 2000. At March 31, 2000, liabilities of approximately $12.8 million for costs associated with facility shutdown and consolidation activities and $4.9 million of costs for planned employee termination activities remained. The timing of facility shutdown and consolidation activities has been adjusted to reflect customer concerns with supply interruption. These reserves have been utilized as originally intended and management believes the liabilities recorded for shutdown and consolidation activities are adequate but not excessive as of March 31, 2000.

6. On October 14, 1999, the Company loaned $30.0 million to J. L. French Automotive Castings, Inc. ("J.L. French") in exchange for a convertible subordinated promissory note due October 14, 2009. The note bears interest at 7.5% annually with interest payable on the last day of each calendar quarter beginning December 31, 1999. The Company can convert, at its option, any portion of the outstanding principal of the note into Class A Common Stock of J. L. French at a preset agreed upon conversion price.

7. On October 29, 1999, the Company invested $21 million for new shares representing a 49% equity interest in Seojin Industrial Company Limited ("Seojin"). Seojin is a supplier of frames, modules and structural components to the Korean automotive industry. The equity interest was financed with proceeds from the Company's revolving credit facility. In addition, the Company advanced $19 million to Seojin in exchange for variable rate convertible bonds denominated in Korean Won (the "Bonds") due October 30, 2009. The Bonds are unsecured and rank equally with all other present and future obligations of Seojin. The Bonds bear interest at the one year LIBOR plus a margin of 200 basis points. The initial interest rate was set as of October 30, 1999. The rate is reset annually on the anniversary date of the Bonds. At March 31, 2000, the interest rate on the Bonds was 8.25%. Interest on the Bonds is payable annually beginning October 30, 2000 and each October 30 thereafter until maturity. The Company has the right to convert the Bonds into common stock of Seojin any time on or after October 30, 2000. The conversion rate is based upon a predetermined formula that would increase the Company's equity interest to approximately 66%.

8. The Company is a 40% partner in Metalsa S. de R.L. ("Metalsa") with Promotora de Empresas Zano, S.A. de C.V. ("Proeza"). The partnership agreement provides additional amounts of up to $45 million payable based upon net earnings of Metalsa during 1998, 1999, and 2000. Based upon Metalsa's 1998 net earnings, the Company paid Proeza approximately $9.0 million in additional consideration during the second quarter of 1999. Based upon Metalsa's 1999 net earnings, the Company paid Proeza approximately $7.9 million in additional consideration during the first quarter of 2000.

9.   Supplemental cash flow information (in thousands):

                                                      THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------
                                                         2000              1999
                                                       -------           -------
          Cash paid for -
                Interest                               $17,473           $ 9,042
                Income taxes                             6,462             3,347

10. The following table presents comprehensive income, defined as changes in the stockholders' investment of the Company, for the three months ended March 31, 2000 and 1999 (in thousands):

                                                     THREE MONTHS ENDED MARCH 31,
                                                        2000             1999
              Net income                              $ 37,123         $ 28,076
              Change in cumulative
                translation adjustment                    (954)          (2,808)
                                                      --------         --------
              Comprehensive income                    $ 36,169         $ 25,268
                                                      ========         ========

11. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, becomes effective for the years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet quantified the impact of adopting SFAS No. 133 and 137.

12. On May 3, 2000, the Company acquired all of the outstanding common stock of Algoods, Inc. ("Algoods") for total consideration of approximately $33 million. Algoods manufactures aluminum heat shields and impact discs for the North American automotive industry from aluminum mini-mill and manufacturing operations located in Toronto, Canada. Its primary customer is DaimlerChrysler. The acquisition of Algoods represents a significant investment in processing technology for lightweight materials which complements the Company's existing heat shield capabilities and provides opportunities for application in other vehicle structural products. The acquisition was funded with proceeds from the Company's revolving credit facility.

          ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 TO THE THREE MONTHS ENDED MARCH 31, 1999


Revenues -- Revenues for the first quarter of 2000 were $685.4 million, a 37.5% increase, compared to $498.6 million for the prior period. The increase is due to incremental new business of approximately $37.9 million, including business relating to the Ford Excursion, Focus, Lincoln LS/Jaguar S-Type, Dodge Durango, Dakota, and the Chrysler LH line and the acquisitions of Active and Dr. Meleghy of $148.9 million.

Cost of Sales -- Cost of sales as a percentage of revenues for the first quarter of 2000 was 83.7% compared to 84.1% for the prior period. The improvement in gross profit was primarily due to increased production volumes and product mix on light truck, sport utility and other models served by the Company.

S, G & A Expenses -- Selling, general and administrative expenses increased to $34.7 million, or 5.1% of revenues, for the first quarter of 2000 compared to $22.4 million, or 4.5% of revenues for the prior period. This increase was due primarily to incremental costs associated with the Company's acquisitions of Active and Dr. Meleghy of $6.8 million and increased engineering and program development costs related to new business of approximately $4.1 million. This increase was also affected by the realization of a gain of $1.4 million on the cash settlement of amounts due under the interest rate agreement during February 1999.

Amortization Expense -- Amortization expense for the first quarter of 2000 was $5.1 million compared to $3.5 million for the prior period. The increase was due to incremental goodwill amortization related to the acquisitions of Active and Dr. Meleghy.

Interest Expense -- Interest expense for the first quarter of 2000 was $13.2 million compared to $7.3 million for the prior period. Interest expense was affected by (i) increased borrowings incurred to fund the Company's acquisition of Active in July 1999, and (ii) increased borrowings incurred to fund the Company's acquisition of Dr. Meleghy in January 2000.

Income Taxes -- The effective income tax rate was 40% for the first quarters of 2000 and 1999. The effective rates differed from the statutory rates primarily as a result of state taxes and non-deductible goodwill amortization.

Equity in Earnings of Joint Ventures -- Equity in earnings of joint ventures, net of tax, was $4.5 million and $2.9 million for the first quarters of 2000 and 1999, respectively. These amounts represent the Company's share of the earnings from its joint venture interests in Metalsa, Caterina, Tower Golden Ring, and Seojin.

Minority Interest -- Minority interest for the first quarters of 2000 and 1999 represents dividends, net of income tax benefits, on the Preferred Securities.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a credit agreement which includes a revolving credit facility that provides for borrowings of up to $750 million on an unsecured basis, with a letter of credit sublimit of $75 million. In addition, under the terms of the credit facility, the equivalent of up to $85 million in borrowings can be denominated in foreign currency. As of March 31, 2000 approximately $72 million of the outstanding borrowings under the revolving credit facility are denominated in Italian lira. The amount available under the revolving credit facility reduces to $675 million in April 2000, $600 million in April 2001 and $500 million in April 2002. The credit facility has a final maturity of April 2003. Interest on the credit facility is at the prime rate or LIBOR plus a margin ranging from 17 to 50 basis points depending upon the ratio of the consolidated indebtedness of the Company to its total capitalization. The weighted average interest rate for such borrowings was 6.7% for the three months ended March 31, 2000.

In August 1999, the Company amended and restated its Credit Agreement to include an additional term loan facility of $325 million. In addition, under the terms of the term loan facility, the equivalent of up to $120 million in borrowings can be denominated in foreign currency. As of March 31, 2000, approximately $120 million of the outstanding borrowings are denominated in Euro. The term loan facility matures in eight equal repayments beginning September 2002 with final maturity in June 2004. Interest on the term loan facility is at the prime rate or LIBOR plus a margin ranging from 0 to 200 basis points depending on the Company's ratio of consolidated indebtedness to its total capitalization. The weighted average interest rates for the term loan facility dollar borrowings and Euro borrowings were 7.2% and 4.7%, respectively, for the three months ended March 31, 2000. The proceeds from the term facility were used to repay outstanding indebtedness under the revolving facility incurred in connection with the acquisition of Active in July 1999.

The Credit Agreement requires the Company to meet certain financial tests, including but not limited to minimum interest coverage, maximum debt/capital, maximum leverage and maximum senior leverage ratios. As of March 31, 2000, the Company was in compliance with all debt covenants.

During the first quarter of 2000, the Company generated $11.3 million of cash from operations compared with use of $13.8 million in the 1999 period. Cash provided by net income, depreciation, amortization, and deferred income tax provision of $83.4 million in 2000 and $52.5 million in 1999, was partially offset by cyclical increases in working capital requirements and other operating items of $72.1 million and $66.3 million, respectively.

Net cash used in investing activities was $159.6 million during the first quarter of 2000 as compared to $51.6 million in the prior period. The increase was due mainly to the acquisition of Dr. Meleghy during the first quarter of 2000. Net capital expenditures totaled $57.3 million in the first quarter of 2000 for equipment and dedicated tooling purchases related to new or replacement programs. This compares with net capital expenditures of $51.5 million for the prior period.

Net cash provided by financing activities totaled $146.5 million for the first quarter of 2000 compared with $66.9 million in 1999.

At March 31, 2000, the Company had unused borrowing capacity of approximately $143 million, under its most restrictive debt covenant. The Company believes the borrowing availability under its credit agreement, together with funds generated by operations, should provide liquidity and capital resources to pursue its business strategy for the foreseeable future, with respect to working capital, capital expenditures, and other operating needs. The Company estimates its 2000 capital expenditures will approximate $225 million. Under present conditions, management does not believe access to funds will restrict its ability to pursue its acquisition strategy.

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

At March 31, 2000, the Company had total debt and obligations under capital leases of $1.1 billion. The debt is comprised of fixed rate debt of $200 million and floating rate debt of $910.5 million. The pre-tax earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt would be approximately $9.1 million, holding other variables constant. A one-percentage point increase in interest rates would not materially impact the fair value of the fixed rate debt.

A portion of Tower Automotive's revenue was derived from manufacturing operations in Europe. The results of operations and financial position of the Company's operations in Europe are principally measured in its respective currency and translated into U. S. dollars. The effects of foreign currency fluctuations in Europe are somewhat mitigated by the fact that expenses are generally incurred in the same currency in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U. S. dollar against the respective foreign currency.

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

The Company's strategy for management of currency risk relies primarily upon conducting its operations in a country's respective currency and may, from time to time, engage in hedging programs intended to reduce the Company's exposure to currency fluctuations. As of March 31, 2000, the Company held no foreign currency hedge positions. Management believes the effect of a one percent change in foreign currency rates would not materially affect the Company's financial position or results of operations for the periods presented.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, becomes effective for the years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet quantified the impact of adopting SFAS No. 133 and 137.

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

Item 6.  Exhibits and Reports on Form 8-K:

(a)  Exhibits:

     27.1      Financial Data Schedule.

(b) During the quarter for which this report is filed, the Company filed the following Form 8-K Current Reports with the Securities and Exchange
     Commission:

1. The Company's current report on Form 8-K dated February 16, 2000 (Commission File No. 1-12733).

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TOWER AUTOMOTIVE, INC.


Date:  May 15, 2000                     By /s/ Anthony A. Barone
                                           -------------------------------------
                                               Anthony A. Barone
                                               Vice President, Chief Financial
                                               Officer (principal accounting and
                                               financial officer)