Form 10-Q
period 2000-06-30
TOWER AUTOMOTIVE INC
filed 2000-08-14
CIK 925548

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

The number of shares outstanding of the Registrant's common stock, par value $.01 per share, at August 4, 2000 was 47,406,799 shares.

                             TOWER AUTOMOTIVE, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I    FINANCIAL INFORMATION

     Item 1.   Financial Statements:

               Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended June 30, 2000 and 1999

               Condensed Consolidated Statements of Operations (unaudited) for the Six Months Ended June 30, 2000 and 1999

               Condensed Consolidated Balance Sheets at June 30, 2000 (unaudited) and December 31, 1999

               Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2000 and 1999

               Notes to Condensed Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk
                    See "Market Risk " section of Item 2

PART II   OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders
     Item 6.   Exhibits and Reports on Form 8-K





SIGNATURE

ITEM 1 - FINANCIAL INFORMATION

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                                          Three Months Ended June 30,
                                                          ---------------------------
                                                               2000          1999
                                                          ------------   ------------
Revenues                                                    $ 681,020    $ 530,680

Cost of sales                                                 566,649      443,651
                                                            ---------    ---------
        Gross profit                                          114,371       87,029

Selling, general and administrative expenses                   33,431       24,584

Amortization expense                                            5,118        3,741
                                                            ---------    ---------
        Operating income                                       75,822       58,704

Interest expense, net                                          13,534        7,262
                                                            ---------    ---------
        Income before provision for income taxes               62,288       51,442

Provision for income taxes                                     24,916       20,577
                                                            ---------    ---------
        Income before equity in earnings of joint
        ventures and minority interest                         37,372       30,865

Equity in earnings of joint ventures                            4,540        4,382

Minority interest--dividends on trust preferred, net           (2,619)      (2,619)
                                                            ---------    ---------
        Net income                                          $  39,293    $  32,628
                                                            =========    =========

Basic earnings per share                                    $    0.83    $    0.69
                                                            =========    =========

Diluted earnings per share                                  $    0.68    $    0.58
                                                            =========    =========






         The accompanying notes are an integral part of these condensed consolidated statements.

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - UNAUDITED)


                                                         Six Months Ended June 30,
                                                        --------------------------
                                                            2000           1999
                                                        -----------    -----------
Revenues                                                $ 1,366,384    $ 1,029,252

Cost of sales                                             1,140,291        862,776
                                                        -----------    -----------
        Gross profit                                        226,093        166,476

Selling, general and administrative expenses                 68,087         47,004

Amortization expense                                         10,217          7,191
                                                        -----------    -----------
        Operating income                                    147,789        112,281

Interest expense, net                                        26,731         14,529
                                                        -----------    -----------
        Income before provision for income taxes            121,058         97,752

Provision for income taxes                                   48,424         39,101
                                                        -----------    -----------
        Income before equity in earnings of joint
        ventures and minority interest                       72,634         58,651

Equity in earnings of joint ventures                          9,020          7,295

Minority interest - dividends on trust preferred, net        (5,238)        (5,242)
                                                        -----------    -----------

        Net income                                      $    76,416    $    60,704
                                                        ===========    ===========

Basic earnings per share                                $      1.62    $      1.30
                                                        ===========    ===========

Diluted earnings per share                              $      1.32    $      1.08
                                                        ===========    ===========








         The accompanying notes are an integral part of these condensed consolidated statements.

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)


                                                                  JUNE 30,     DECEMBER 31,
                           ASSETS                                   2000           1999
--------------------------------------------------------------  -----------    -----------
Current assets:
       Cash and cash equivalents                                $     9,386    $     3,617
       Accounts receivable, net                                     413,947        353,351
       Inventories, net                                             115,404        110,897
       Prepaid tooling and other                                     81,584         90,191
                                                                -----------    -----------
            Total current assets                                    620,321        558,056
                                                                -----------    -----------

Property, plant and equipment, net                                1,170,166      1,075,861
Investments in joint ventures                                       316,620        290,705
Goodwill and other assets, net                                      708,404        627,928
                                                                -----------    -----------
                                                                $ 2,815,511    $ 2,552,550
                                                                ===========    ===========

          LIABILITIES AND STOCKHOLDERS' INVESTMENT
--------------------------------------------------------------

Current liabilities:
       Current maturities of long-term debt and capital lease
         obligations                                            $    21,367    $    13,876
       Accounts payable                                             290,244        276,673
       Accrued liabilities                                          131,835        140,567
                                                                -----------    -----------
            Total current liabilities                               443,446        431,116
                                                                -----------    -----------

Long-term debt, net of current maturities                           847,091        699,678
Obligations under capital leases, net of current maturities          18,830         21,543
Convertible subordinated notes                                      200,000        200,000
Deferred income taxes                                                74,016         50,736
Other noncurrent liabilities                                        162,719        163,592
                                                                -----------    -----------
            Total non-current liabilities                         1,302,656      1,135,549
                                                                -----------    -----------

Mandatorily redeemable trust convertible preferred securities       258,750        258,750

Stockholders' investment:
       Preferred stock                                                   --             --
       Common stock                                                     474            469
       Additional paid-in capital                                   451,521        437,210
       Retained earnings                                            370,938        294,522
       Warrants to acquire common stock                                  --          2,000
       Deferred income stock plan                                    (8,942)        (4,484)
       Accumulated other comprehensive loss - cumulative
         translation adjustment                                      (3,332)        (2,582)
                                                                -----------    -----------
            Total stockholders' investment                          810,659        727,135
                                                                -----------    -----------
                                                                $ 2,815,511    $ 2,552,550
                                                                ===========    ===========






   The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)


                                                                     Six Months Ended June 30,
                                                                    --------------------------
                                                                        2000           1999
                                                                    -----------    -----------
OPERATING ACTIVITIES:
      Net income                                                    $    76,416    $    60,704
      Adjustments to reconcile net income to net cash provided by
        Operating activities -
         Depreciation and amortization                                   76,542         49,585
         Deferred income tax provision                                   21,387             --
         Changes in other operating items                               (47,954)       (44,064)
                                                                    -----------    -----------

         Net cash provided by operating activities                      126,391         66,225
                                                                    -----------    -----------

INVESTING ACTIVITIES:
      Acquisitions and investment in joint venture                     (153,331)       (10,622)
      Capital expenditures, net                                         (94,733)      (106,630)
      Change in restricted cash                                              --          2,677
                                                                    -----------    -----------

         Net cash used in investing activities                         (248,064)      (114,575)
                                                                    -----------    -----------

FINANCING ACTIVITIES:
      Proceeds from borrowings                                        1,565,574        857,426
      Repayment of debt                                              (1,443,439)      (820,083)
      Proceeds from issuance of stock                                     5,307          8,450
                                                                    -----------    -----------

         Net cash provided by financing activities                      127,442         45,793
                                                                    -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                   5,769         (2,557)

CASH AND CASH EQUIVALENTS:
      Beginning of period                                                 3,617          3,434
                                                                    -----------    -----------
      End of period                                                 $     9,386    $       877
                                                                    ===========    ===========

NON-CASH FINANCING ACTIVITIES:
      Deferred Income Stock Plan                                    $     4,458    $     4,484
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

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying condensed consolidated financial statements have been prepared by Tower Automotive, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report Form 10-K for the year ended December 31, 1999.

     Revenues and operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2.   Inventories consisted of the following (in thousands):

                                        JUNE 30,    DECEMBER 31,
                                          2000          1999
                                        --------    ------------

               Raw materials            $ 38,525      $ 47,231
               Work in process            45,253        34,143
               Finished goods             31,626        29,523
                                        --------      --------

                                        $115,404      $110,897
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

                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                            JUNE 30,                         JUNE 30,
                                                  ----------------------------     ----------------------------
                                                      2000            1999             2000            1999
                                                  ------------    ------------     ------------    ------------
     Net income                                   $    39,293     $    32,628      $    76,416     $    60,704
     Interest expense on Edgewood notes,
        net of tax                                          8               9               16              20
     Interest expense on Convertible
        Subordinated Notes, net of tax                  1,626           1,627            3,252           3,254
     Dividends on Preferred Securities,
        net of tax                                      2,619           2,619            5,238           5,242
                                                  ------------    ------------     ------------    ------------

     Net income applicable to common
        stockholders -- diluted                   $    43,546     $    36,883      $    84,922     $    69,220
                                                  ============    ============     ============    ============

     Weighted average number of
        common shares outstanding                      47,250          46,965           47,107          46,766
     Dilutive effect of outstanding stock
        options and warrants after
        application of the treasury stock
        method                                            166             705              220             687
     Dilutive effect of Edgewood notes,
        assuming conversion                               289             319              289             360
     Dilutive effect of Convertible
        Subordinated Notes,
        assuming conversion                             7,730           7,730            7,730           7,730
     Dilutive effect of Preferred Securities,
        assuming conversion                             8,424           8,424            8,424           8,424
     Dilutive effect of Deferred income
        stock plan, assuming conversion                   500              --              373              --
                                                  ------------    ------------     ------------    ------------
     Diluted shares outstanding                        64,359          64,143           64,143          63,967
                                                  ============    ============     ============    ============
     Basic earnings per share                     $      0.83     $      0.69      $      1.62     $      1.30
                                                  ============    ============     ============    ============
     Diluted earnings per share                   $      0.68     $      0.58      $      1.32     $      1.08
                                                  ============    ============     ============    ============


4.   Long-term debt consisted of the following (in thousands):

                                                       JUNE 30,   DECEMBER 31,
                                                         2000         1999
                                                      ---------   ------------

               Revolving credit facility              $ 434,588    $ 321,679
               Term credit facility                     320,482      324,210
               Industrial development revenue bonds      43,765       43,765
               Edgewood notes                               878          878
               Other                                     63,873       11,644
                                                      ---------    ---------
                                                        863,586      702,176
               Less-current maturities                  (16,495)      (2,498)
                                                      ---------    ---------
                     Total long-term debt             $ 847,091    $ 699,678
                                                      =========    =========

     The Company has a Credit Agreement, which includes a revolving credit facility that provides for borrowings of up to $675 million on an unsecured basis with a letter of credit sublimit of $75 million. In addition, under the terms of the revolving credit facility, the equivalent of up to $85 million in borrowings can be denominated in foreign currency. As of June 30, 2000, approximately $78 million of the outstanding borrowings are denominated in Italian lira. The amount available under the revolving credit facility reduces to $600 million in April 2001 and $500 million in April 2002. The Credit Agreement has a final maturity of April 2003. Interest on the credit facility is at the prime rate or LIBOR plus a margin ranging from 17 to 50 basis points depending upon the ratio of the consolidated indebtedness of the Company to its total capitalization. The weighted average interest rate for such borrowings was 7.1% for the three months ended June 30, 1999.

     On August 23, 1999, the Company amended and restated its Credit Agreement to include an additional term loan facility of $325 million. In addition, under the terms of the term loan facility, the equivalent of up to $120 million in borrowings can be denominated in foreign currency. As of June 30, 2000, approximately $120 million of the outstanding borrowings are denominated in Euro. The term loan facility matures in eight equal repayments beginning September 2002 with final maturity in June 2004. Interest on the term loan facility is at the prime rate or LIBOR plus a margin ranging from 0 to 200 basis points depending on the Company's ratio of consolidated indebtedness to its total capitalization. The weighted average interest rates for the term loan facility dollar borrowings and Euro borrowings were 7.4% and 5.1%, respectively, for the three months ended June 30, 2000. The proceeds from the term facility were used to repay outstanding indebtedness under the revolving facility incurred in connection with the acquisition of Active in July 1999.

     The Credit Agreement requires the Company to meet certain financial tests, including but not limited to a minimum interest coverage, maximum debt/capital, maximum leverage and maximum senior leverage ratio. As of June 30, 2000 the Company was in compliance with all debt covenants.

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

     On May 3, 2000, the Company acquired all of the outstanding common stock of Algoods, Inc. ("Algoods") for total consideration of approximately $33 million. Algoods manufactures aluminum heat shields and impact discs for the North American automotive industry from aluminum mini-mill and manufacturing operations located in Toronto, Canada. Its primary customer is DaimlerChrysler. The acquisition of Algoods represents a significant investment in processing technology for lightweight materials which complements the Company's existing heat shield capabilities and provides opportunities for application in other lightweight vehicle structural products. The acquisition was funded with proceeds from the Company's revolving credit facility.

     The acquisitions discussed above have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at the fair value as of the date of the acquisitions. The assets and liabilities of Active, Dr. Meleghy, and Algoods have been recorded based on preliminary estimates of fair value as of the date of acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill. The Company is further evaluating the fair value of certain assets acquired and liabilities assumed in connection with the Active, Dr.

     Meleghy, and Algoods acquisitions and as a result, will likely result in adjustments to the preliminary allocation of the purchase price.

     In conjunction with its acquisitions, the Company has established reserves for certain costs associated with facility shutdown and consolidation activities and for general and payroll related costs primarily for planned employee termination activities. As of December 31, 1999, approximately $13.8 million and $6.4 million were recorded for facility shutdown and payroll related costs, respectively. Costs incurred and charged to such reserves amounted to $3.8 million for facility shutdown costs and $2.5 million for payroll related termination costs for the six months ended June 30, 2000. At June 30, 2000, liabilities of approximately $10.0 million for costs associated with facility shutdown and consolidation activities and $3.9 million of costs for planned employee termination activities remained. The timing of facility shutdown and consolidation activities has been adjusted to reflect customer concerns with supply interruption. These reserves have been utilized as originally intended and management believes the liabilities recorded for shutdown and consolidation activities are adequate but not excessive as of June 30, 2000.

6. On October 14, 1999, the Company loaned $30.0 million to J. L. French Automotive Castings, Inc. ("J.L. French") in exchange for a convertible subordinated promissory note due October 14, 2009. The note bears interest at 7.5% annually with interest payable on the last day of each calendar quarter beginning December 31, 1999. The Company can convert, at its option, any portion of the outstanding principal of the note into Class A Common Stock of J. L. French at a preset agreed upon conversion price. On May 24, 2000, the Company made an additional investment of $11.0 million in exchange for a 3.4% equity interest in J. L. French.

7. On October 29, 1999, the Company invested $21 million for new shares representing a 49% equity interest in Seojin Industrial Company Limited ("Seojin"). Seojin is a supplier of frames, modules and structural components to the Korean automotive industry. The equity interest was financed with proceeds from the Company's revolving credit facility. In addition, the Company advanced $19 million to Seojin in exchange for variable rate convertible bonds denominated in Korean Won (the "Bonds") due October 30, 2009. The Bonds are unsecured and rank equally with all other present and future obligations of Seojin. The Bonds bear interest at the one year LIBOR plus a margin of 200 basis points. The initial interest rate was set as of October 30, 1999. The rate is reset annually on the anniversary date of the Bonds. At June 30, 2000, the interest rate on the Bonds was 8.25%. Interest on the Bonds is payable annually beginning October 30, 2000 and each October 30 thereafter until maturity. The Company has the right to convert the Bonds into common stock of Seojin any time on or after October 30, 2000. The conversion rate is based upon a predetermined formula that would increase the Company's equity interest to approximately 66%.

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

9.   Supplemental cash flow information (in thousands):

                                    THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                 ---------------------------------    ---------------------------------
                                      2000             1999                2000              1999
                                      ----             ----                ----              ----
          Cash paid for -
                Interest           $ 14,800          $  8,479            $ 32,273          $ 22,606
                Income taxes          9,815             4,450              16,277             5,208

10. Comprehensive income, defined as changes in the stockholders' investment of the Company, (in thousands):

                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                 JUNE 30                   JUNE 30
                                           -------------------       ------------------
                                             2000        1999          2000       1999
                                           -------     -------       -------    -------
              Net income                   $39,293     $32,628       $76,416    $60,704
              Change in cumulative
                translation adjustment         204       1,789          (750)    (1,019)
                                           -------     -------       -------    -------
              Comprehensive income         $39,497     $34,417       $75,666    $59,685
                                           =======     =======       =======    =======

11. In connection with the Company's acquisition of MascoTech Stamping Technologies, Inc. in June 1996, the Company issued warrants to acquire 400,000 shares of the Company's Common Stock at an exercise price of $9 per share to MascoTech, Inc. ("MascoTech"). On May 5, 2000, MascoTech exercised the all of the warrants outstanding under this agreement.

12. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137, becomes effective for the years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet quantified the impact of adopting SFAS No. 133 and 137.

13. On July 6, 2000, the Company acquired the remaining 60% equity interest in Metalurgica Caterina, S. A. ("Caterina") for approximately $42 million. Caterina is a supplier of structural stampings and assemblies to Brazilian automotive market, including Volkswagen and Mercedes-Benz. The acquisition was funded with proceeds from the Company's revolving credit facility.

14. On July 25, 2000, the Company issued Euro-denominated senior unsecured notes in the amount of Euro 150 million. The notes bear interest at a rate of 9.25%, payable semi-annually. The notes rank equally with all of the Company's other unsecured and unsubordinated debt. The proceeds of this offering will be used to repay existing indebtedness. The net proceeds after issuance costs were used to repay a portion of the Company's existing Euro-denominated indebtedness under its existing credit facility. The notes mature on August 1, 2010.

15. On July 25, 2000, the Company replaced its existing $675 million credit agreement with a new six-year $1.15 billion senior unsecured credit agreement. The new credit agreement includes a non-amortizing revolving facility of $825 million along with an amortizing term loan of $325 million. The new facility also includes a multi-currency borrowing feature that allows the Company to borrow up to $500 million in certain freely tradeable offshore currencies, and letter of credit sublimits of $100 million. Interest on the new credit facility is at the prime rate or the Eurodollar rate plus a margin ranging from 0 to 200 basis points depending on the ratio of the consolidated funded debt of the Company to its total EBITDA. The new credit agreement has a final maturity of 2006.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2000 to the three months ended June 30, 1999

Revenues -- Revenues for the second quarter of 2000 were $681.0 million, compared to $530.7 million for the prior period. The increase is due to incremental new business of approximately $15.0 million, including business relating to the Lincoln LS/Jaguar S-Type, Ford Explorer, Dodge Dakota, Ram Van and Ram Pickup, and the acquisitions of Active, Dr. Meleghy, and Algoods of $135.3 million.

Cost of Sales -- Cost of sales as a percentage of revenues for the second quarter of 2000 was 83.2% compared to 83.6% for the prior period. The improvement in gross profit was primarily due to higher gross margins on acquired sales along with increased production volumes and product mix on light truck, sport utility and other models served by the Company.

S, G & A Expenses -- Selling, general and administrative expenses increased to $33.4 million, or 4.9% of revenues, for the second quarter of 2000 compared to $24.6 million, or 4.6% of revenues for the prior period. The increased expense was due primarily to incremental costs associated with the Company's acquisitions of Active, Dr. Meleghy, and Algoods of $7.0 million and increased engineering and program development costs related to new business of approximately $1.3 million. The realization of a gain on the cash settlement of amounts due under the interest rate swap agreement during June 1999 had the effect of reducing 1999 expense by $0.5 million.

Amortization Expense -- Amortization expense for the second quarter of 2000 was $5.1 million compared to $3.7 million for the prior period. The increase was due to incremental goodwill amortization relating to the acquisitions of Active, Dr. Meleghy, and Algoods.

Interest Expense -- Interest expense for the second quarter of 2000 was $13.5 million compared to $7.3 million for the prior period. Interest expense was affected by increased borrowings to fund the Company's acquisition of Active, Dr. Meleghy, and Algoods.

Income Taxes -- The effective income tax rate was 40% for the second quarter of 2000 and 1999. The effective rates differed from the statutory rates primarily as a result of state taxes and non-deductible goodwill amortization.

Equity in Earnings of Joint Ventures -- Equity in earnings of joint ventures for the second quarter of 2000 and 1999 represents the Company's share of the earnings from its joint venture interests in Metalsa, Caterina, Tower Golden Ring and Seojin.

Minority Interest -- Minority interest for the second quarter of 2000 and 1999 represents dividends, net of income tax benefits, on the Preferred Securities.

Comparison of the six months ended June 30, 2000 to the six months ended June 30, 1999

Revenues -- Revenues for the six months ended June 30, 2000 were $1,366.4 million, compared to $1,029.3 million for the six months ended June 30, 1999. The increase is due to net new business of approximately $52.9 million, including new business relating primarily to the Ford Explorer, Excursion, Focus and Lincoln LS/Jaguar S-Type lines, Dodge Dakota, Ram Van, Ram Pickup and the Chrysler LH, and the acquisitions of Active, Dr. Meleghy, and Algoods of $284.2 million.

Cost of Sales -- Cost of sales as a percentage of revenues for the six months ended June 30, 2000 was 83.5% compared to 83.8% for the six months ended June 30, 1999. The improvement in gross profit was due to higher gross margins on acquired sales along with increased production volumes and product mix on light truck, sport utility and other models served by the Company.

S, G & A Expenses -- Selling, general and administrative expenses increased to $68.1 million, or 5.0% of revenues, for the six months ended June 30, 2000 compared to $47.0 million, or 4.6% of revenues, for the six months ended June 30, 1999. The increased expense was due to incremental costs associated with the Company's acquisitions of Active, Dr. Meleghy, and Algoods of $13.8 million and increased engineering and program development costs related to new business of approximately $5.4 million. The realization of gains on the cash settlement of amounts due under the interest rate swap and lock agreements during the first six months of 1999 had the effect of reducing the 1999 expense by $1.9 million.

Amortization Expense -- Amortization expense for the six months ended June 30, 2000 was $10.2 million compared to $7.2 million for the six months ended June 30, 1999. The increase was due to the incremental goodwill amortization relating to the acquisitions of Active, Dr. Meleghy, and Algoods.

Interest Expense -- Interest expense for the six months ended June 30, 2000 was $26.7 million compared to $14.5 million for the six months ended June 30, 1999. Interest expense was affected by increased borrowings to fund the Company's acquisitions of Active, Dr. Meleghy, and Algoods.

Income Taxes -- The effective income tax rate was 40% for the six months ended June 30, 2000 and 1999. The effective rates differed from the statutory rates primarily as a result of state taxes and non-deductible goodwill amortization.

Equity in Earnings of Joint Ventures -- Equity in earnings of joint ventures for the first six months of 2000 and 1999 represents the Company's share of the earnings from its joint venture interests in Metalsa, Caterina, Tower Golden Ring and Seojin.

Minority Interest -- Minority interest for the first six months of 2000 and 1999 represents dividends, net of income tax benefits, on the Preferred Securities.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a credit agreement, which includes a revolving credit facility that provides for borrowings of up to $675 million on an unsecured basis, with a letter of credit sublimit of $75 million. In addition, under the terms of the credit facility, the equivalent of up to $85 million in borrowings can be denominated in foreign currency. As of June 30, 2000 approximately $78 million of the outstanding borrowings under the revolving credit facility are denominated in Italian lira. The amount available under the revolving credit facility reduces to $600 million in April 2001 and $500 million in April 2002. The credit facility has a final maturity of April 2003. Interest on the credit facility is at the prime rate or LIBOR plus a margin ranging from 17 to 50 basis points depending upon the ratio of the consolidated indebtedness of the Company to its total capitalization. The weighted average interest rate for such borrowings was 7.1% for the three months ended June 30, 2000.

On August 23, 1999, the Company amended and restated its Credit Agreement to include an additional term loan facility of $325 million. In addition, under the terms of the term loan facility, the equivalent of up to $120 million in borrowings can be denominated in foreign currency. As of June 30, 2000, approximately $120 million of the outstanding borrowings are denominated in Euro. The term loan facility matures in eight equal repayments beginning September 2002 with final maturity in June 2004. Interest on the term loan facility is at the prime rate or LIBOR plus a margin ranging from 0 to 200 basis points depending on the Company's ratio of consolidated indebtedness to its total capitalization. The weighted average interest rates for the term loan facility dollar borrowings and Euro borrowings were 7.4% and 5.1%, respectively, for the three months ended June 30, 2000. The proceeds from the term facility were used to repay outstanding indebtedness under the revolving facility incurred in connection with the acquisition of Active in July 1999.

The Credit Agreement requires the Company to meet certain financial tests, including but not limited to minimum interest coverage, maximum debt/capital, maximum leverage and maximum senior leverage ratio. As of June 30, 2000, the Company was in compliance with all debt covenants.

On July 25, 2000, the Company replaced its existing $675 million credit agreement with a new six-year $1.15 billion senior unsecured credit agreement. The new credit agreement includes a non-amortizing revolving facility of $825 million along with an amortizing term loan of $325 million. The new facility also includes a multi-currency borrowing feature that allows the Company to borrow up to $500 million in certain freely tradeable offshore currencies, and letter of credit sublimits of $100 million. Interest on the new credit facility is at the prime rate or the Eurodollar rate plus a margin ranging from 0 to 200 basis points depending on the ratio of the consolidated funded debt of the Company to its total EBITDA. The new credit agreement has a final maturity of 2006.

On July 25, 2000, the Company issued Euro-denominated senior unsecured notes in the amount of Euro 150 million. The notes bear interest at a rate of 9.25%, payable semi-annually. The notes rank equally with all of the Company's other unsecured and unsubordinated debt. The proceeds of this offering will be used to repay existing indebtedness. The net proceeds after issuance costs were used to repay a portion of the Company's existing Euro-denominated indebtedness under its existing credit facility. The notes mature on August 1, 2010.

During the first six months of 2000, the Company generated $126.4 million of cash from operations. This compares with $66.2 million provided during the same period in 1999. Cash provided by net income, depreciation, amortization, and deferred income tax provision was $174.3 million in 2000 and $110.3 million in 1999 was partially offset by cyclical increases in working capital of $47.9 million and $44.1 million, respectively.

Net cash used in investing activities was $248.1 million during the first six months of 2000 as compared to $114.5 million in the prior period. For the first six months of 2000, acquisitions and investments in joint ventures were approximately $128.7 million and $24.6 million, respectively. This compares with investments in joint ventures of $10.6 million in the 1999 period. Net capital expenditures totaled $94.7 million and $106.6 million for the comparable 2000 and 1999 periods, respectively.

Net cash provided by financing activities totaled $127.4 million for the first six months of 2000 compared with $45.8 million in the prior period.

At June 30, 2000 the Company had unused borrowing capacity under its then existing credit agreement of $219 million, under its most restrictive debt covenant. The Company believes the borrowing availability under its credit agreement, together with funds generated by operations, should provide liquidity and capital resources to pursue its business strategy for the foreseeable future, with respect to working capital, capital expenditures, and other operating needs. The Company estimates its 2000 capital expenditures will approximate $225 million. Under present conditions, management does not believe access to funds will restrict its ability to pursue its acquisition strategy.

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

At June 30, 2000, the Company had total debt and obligations under capital leases of $1.1 billion. The debt is comprised of fixed rate debt of $200 million and floating rate debt of $887 million. The pre-tax earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt would be approximately $8.9 million, holding other variables constant. A one percentage point increase in interest rates would not materially impact the fair value of the fixed rate debt.

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

A portion of Tower Automotive's assets is based in its foreign operations and is translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders' investment. Accordingly, the Company's consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

The Company's strategy for management of currency risk relies primarily upon conducting its operations in a country's respective currency and may, from time to time, engage in hedging programs intended to reduce the Company's exposure to currency fluctuations. As of June 30, 2000, the Company held no foreign currency hedge positions. Management believes the effect of a one percent change in foreign currency rates would not materially affect the Company's financial position or results of operations for the periods presented.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137, becomes effective for the years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet quantified the impact of adopting SFAS No. 133 and 137.

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

         None

Item 3.  Defaults Upon Senior Securities:

         None

Item 4.  Submission of Matters to a Vote of Security Holders:

         The registrant held its Annual Meeting of Stockholders on May 18, 2000. Proxies for the meeting were solicited pursuant to Regulation 14. There was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement and all such nominees (S.A. Johnson, Dugald K. Campbell, Kim B. Clark, Jurgen M. Geissinger, F.J. Loughrey, James R. Lozelle, Scott D. Rued and Enrique Zambrano) were elected. Of the 43,499,640 shares voted, at least 43,301,068 shares granted authority to vote for these directors and no more than 198,572 abstaining votes were cast.

         The Tower Automotive, Inc. Director Deferred Stock Purchase Plan was approved by the stockholders. A total of 40,577,484 affirmative votes, 2,215,793 negative votes and 706,363 abstaining votes were cast.

         The retention of Arthur Andersen LLP as independent public accountants of the Company was approved by the stockholders. A total of 43,406,272 affirmative votes, 51,112 negative votes and 42,256 abstaining votes were cast.


Item 5.  Other Information:

         None

Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits:

              27.1  Financial Data Schedule.

         (b) During the quarter for which this report is filed, the Company filed the following Form 8-K Current Reports with the Securities and Exchange Commission:

              1. The Company's current report on Form 8-K dated April 24, 2000 (Commission File No. 1-12733).

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TOWER AUTOMOTIVE, INC.


Date: August 11, 2000                 By /s/ Anthony A. Barone
                                         ---------------------------------------
                                         Anthony A. Barone
                                         Vice President, Chief Financial Officer
                                         (principal accounting and financial
                                         officer)