Form 10-Q
period 2000-09-30
TOWER AUTOMOTIVE INC
filed 2000-11-14
CIK 925548

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         ------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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
The number of shares outstanding of the Registrant's common stock, par value $.01 per share, at November 10, 2000 was 44,967,393 shares.

                             Tower Automotive, Inc.

                                   Form 10-Q

                               Table of Contents

PART I    FINANCIAL INFORMATION

      Item 1.  Financial Statements:

               Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended September 30, 2000 and 1999

               Condensed Consolidated Statements of Operations (unaudited) for the Nine Months Ended September 30, 2000 and 1999

               Condensed Consolidated Balance Sheets at September 30, 2000 (unaudited) and December 31, 1999

               Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2000 and 1999

               Notes to Condensed Consolidated Financial Statements (unaudited)

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Item 3. Quantitative and Qualitative Disclosures About Market Risk See "Market Risk" Section of Item 2

PART II   OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K

ITEM 1 -- FINANCIAL INFORMATION

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (Amounts in Thousands, Except per Share Amounts -- Unaudited)

                                                Three Months Ended September 30,
                                                --------------------------------
                                                         2000           1999
                                                       --------       --------
Revenues............................................   $536,210       $536,152
Cost of sales.......................................    471,482        453,851
                                                       --------       --------
     Gross profit...................................     64,728         82,301
Selling, general and administrative expenses........     31,535         29,382
Amortization expense................................      5,576          4,451
                                                       --------       --------
     Operating income...............................     27,617         48,468
Interest expense, net...............................     16,405         10,642
                                                       --------       --------
     Income before provision for income taxes.......     11,212         37,826
Provision for income taxes..........................      4,484         15,130
                                                       --------       --------
     Income before equity in earnings of
       joint ventures and minority interest.........      6,728         22,696
Equity in earnings of joint ventures................      5,844          3,664
Minority interest--dividends on trust
  preferred, net....................................     (2,619)        (2,619)
                                                       --------       --------
     Income before extraordinary item...............      9,953         23,741
Extraordinary loss on early extinguishments
  of debt, net......................................      2,988             --
                                                       --------       --------
     Net income.....................................   $  6,965       $ 23,741
                                                       ========       ========
Basic earnings per share (Note 3):
     Income before extraordinary loss...............   $   0.21       $   0.50
     Extraordinary loss.............................      (0.06)            --
                                                       --------       --------
       Net income...................................   $   0.15       $   0.50
                                                       ========       ========
Diluted earnings per share (Note 3):
     Income before extraordinary loss...............   $   0.21       $   0.44
     Extraordinary loss.............................      (0.06)            --
                                                       --------       --------
       Net income...................................   $   0.15       $   0.44
                                                       ========       ========

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                                      -2-

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (Amounts in Thousands, Except per Share Amounts - Unaudited)

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                      2000             1999
                                                   ----------       ----------
Revenues........................................   $1,902,594       $1,565,404
Cost of sales...................................    1,611,773        1,316,627
                                                   ----------       ----------
  Gross profit..................................      290,821          248,777
Selling, general and administrative expenses....       99,622           76,386
Amortization expense............................       15,793           11,642
                                                   ----------       ----------
  Operating income..............................      175,406          160,749
Interest expense, net...........................       43,136           25,171
                                                   ----------       ----------
  Income before provision for income taxes......      132,270          135,578
Provision for income taxes......................       52,908           54,231
                                                   ----------       ----------
  Income before equity in earnings of joint
  ventures and minority interest................       79,362           81,347
Equity in earnings of joint ventures............       14,864           10,959

Minority interest -- dividends on trust
  preferred, net................................       (7,857)          (7,861)
                                                   ----------       ----------
  Income before extraordinary item..............       86,369           84,445

Extraordinary loss on early extinguishments
  of debt, net..................................        2,988               --
                                                   ----------       ----------
  Net income....................................   $   83,381       $   84,445
                                                   ==========       ==========
Basic earnings per share (Note 3):
  Income before extraordinary item..............   $     1.81       $     1.80
  Extraordinary loss............................        (0.06)              --
                                                   ----------       ----------
    Net income..................................   $     1.75       $     1.80
                                                   ==========       ==========
Diluted earnings per share (Note 3):
  Income before extraordinary item..............   $     1.54       $     1.52
  Extraordinary loss............................        (0.05)              --
                                                   ----------       ----------
    Net income..................................   $     1.49       $     1.52
                                                   ==========       ==========

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Amounts in Thousands)


                                            September 30,     December 31,
                Assets                           2000             1999
-----------------------------------------   -------------     -----------
                                             (unaudited)

Current assets:
  Cash and cash equivalents................  $    1,404        $    3,617
  Accounts receivable, net.................     347,272           353,351
  Inventories, net.........................     116,506           110,897
  Prepaid tooling and other................     107,353            90,191
                                             ----------        ----------
    Total current assets...................     572,535           558,056
                                             ----------        ----------

Property, plant and equipment, net.........   1,213,065         1,075,861
Investments in joint ventures..............     309,081           290,705
Goodwill and other assets, net.............     814,945           627,928
                                             ----------        ----------
                                             $2,909,626        $2,552,550
                                             ==========        ==========

 Liabilities and Stockholders' Investment
------------------------------------------

Current liabilities:
  Current maturities of long-term debt
   and capital lease obligations...........  $   20,660        $   13,876
  Accounts payable.........................     235,110           276,673
  Accrued liabilities......................     129,396           140,567
                                             ----------        ----------
    Total current liabilities..............     385,166           431,116
                                             ----------        ----------

Long-term debt, net of current maturities..     975,405           699,678
Obligations under capital leases,
  net of current maturities................      17,437            21,543
Convertible subordinated notes.............     200,000           200,000
Deferred income taxes......................      67,525            50,736
Other noncurrent liabilities...............     180,325           163,592
                                             ----------        ----------
    Total noncurrent liabilities...........   1,440,692         1,135,549
                                             ----------        ----------
Mandatorily redeemable trust convertible
  preferred securities.....................     258,750           258,750
                                             ----------        ----------
Stockholders' investment:
  Preferred stock..........................          --                --
  Common stock.............................         475               469
  Additional paid-in capital...............     452,403           437,210
  Retained earnings........................     377,903           294,522
  Warrants to acquire common stock.........          --             2,000
  Deferred income stock plan...............      (8,942)           (4,484)
  Accumulated other comprehensive
   income (loss) -- cumulative
   translation adjustment..................       3,179            (2,582)
                                             ----------        ----------
     Total stockholders' investment........     825,018           727,135
                                             ----------        ----------
                                             $2,909,626        $2,552,550
                                             ==========        ==========


                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (Amounts in Thousands - Unaudited)

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                    2000               1999
                                                 -----------        -----------
OPERATING ACTIVITIES:
     Net income...............................   $    83,381        $    84,445
     Adjustments to reconcile net income
      to net cash provided by
      operating activities -
        Depreciation and amortization.........       112,790             80,665
        Deferred income tax provision.........        14,516                 --
        Extraordinary loss on
         extinguishments of debt..............         2,988                 --
        Changes in other operating items......       (76,457)           (65,395)
                                                 -----------        -----------
        Net cash provided by operating
         activities...........................       137,218             99,715
                                                 -----------        -----------
INVESTING ACTIVITIES:
     Acquisitions and investment
      in joint venture.......................       (232,651)          (331,767)
     Capital expenditures, net...............       (157,547)          (160,299)
     Change in restricted cash...............             --              2,677
                                                 -----------        -----------
       Net cash used in investing
        activities...........................       (390,198)          (489,389)
                                                 -----------        -----------
FINANCING ACTIVITIES:
     Proceeds from borrowings...............       2,729,055          1,647,118
     Repayment of debt......................      (2,484,282)        (1,269,190)
     Proceeds from issuance of stock........           5,994              9,379
                                                 -----------        -----------
       Net cash provided by
        financing activities................         250,767            387,307
                                                 -----------        -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS......         (2,213)            (2,367)

CASH AND CASH EQUIVALENTS:
     Beginning of period....................           3,617              3,434
                                                 -----------        -----------
     End of period..........................     $     1,404        $     1,067
                                                 ===========        ===========
NON-CASH FINANCING ACTIVITIES:
     Deferred Income Stock Plan.............     $     4,458        $     4,484
                                                 ===========        ===========

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. The accompanying condensed consolidated financial statements have been prepared by Tower Automotive, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1999 Annual Report Form and 10-K for the year ended December 31, 1999.

     Revenues and operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2.   Inventories consisted of the following (in thousands):


                                       September 30,           December 31,
                                           2000                   1999
                                       -------------           ------------
     Raw materials.....................  $ 42,621                $ 47,231
     Work in process...................    42,042                  34,143
     Finished goods....................    31,843                  29,523
                                         --------                --------
                                         $116,506                $110,897
                                         ========                ========

3. Basic earnings per share were computed by dividing net income by the weighted average number of common shares outstanding during the respective quarters. Diluted earnings per share would be determined on the assumptions:(i) the Edgewood notes were converted at the beginning of the respective periods, (ii) the Convertible Subordinated Notes were converted at the beginning of the respective periods, and (iii) the Preferred Securities were converted at the beginning of the respective periods (in thousands, except per share data); however, the convertible subordinated notes and preferred securities were not included in the computation of diluted earnings per share for the three months ended September 30, 2000, as their inclusion would have had an anti-dilutive effect on earnings per share.


                                           Three Months Ended    Nine Months Ended
                                              September 30,         September 30,
                                           ------------------    ------------------
                                             2000       1999       2000       1999
                                           -------    -------    -------    -------
     Net income.........................   $ 6,965    $23,741    $83,381    $84,445
     Interest expense on Edgewood
       notes, net of tax................         7          9         23         28
     Interest expense on Convertible
       Subordinated Notes, net of tax...        --      1,627      4,879      4,881
     Dividends on Preferred Securities,
       net of tax.......................        --      2,619      7,857      7,861
                                           -------    -------    -------    -------
     Net income applicable to common
       stockholders -- diluted..........   $ 6,972    $27,996    $96,140    $97,215
                                           =======    =======    =======    =======
     Weighted average number of common
       shares outstanding...............    47,986     47,081     47,649     46,871
     Dilutive effect of outstanding
       stock options and warrants
       after application of the treasury
       stock method.....................       136        569        193        647
     Dilutive effect of Edgewood notes,
       assuming conversion..............       289        296        289        339
     Dilutive effect of Convertible
       Subordinated Notes, assuming
       conversion.......................        --      7,728      7,728      7,728
     Dilutive effect of Preferred
       Securities, assuming conversion..        --      8,425      8,425      8,425
                                           -------    -------    -------    -------
     Diluted shares outstanding.........    48,411     64,099     64,284     64,010
                                           =======    =======    =======    =======
     Basic earnings per share...........   $  0.15    $  0.50    $  1.75    $  1.80
                                           =======    =======    =======    =======
     Diluted earnings per share.........   $  0.15    $  0.44    $  1.49    $  1.52
                                           =======    =======    =======    =======

4.   Long-term debt consisted of the following (in thousands):

                                              September 30,          December 31,
                                                  2000                  1999
                                              -------------          ------------
     Revolving credit facility.............      $427,938              $321,679
     Term credit facility..................       325,000               324,210
     Euro bonds............................       132,555                    --
     Industrial development revenue bonds..        43,765                43,765
     Edgewood notes........................           878                   878
     Other.................................        60,993                11,644
                                                 --------              --------
                                                  991,129               702,176
     Less-current maturities...............       (15,724)               (2,498)
                                                 --------              --------
       Total long-term debt................      $975,405              $699,678
                                                 ========              ========


     On July 25, 2000, the Company replaced its existing $675 million revolving credit agreement and its $325 million term loan with a new six-year $1.15 billion senior unsecured credit agreement. The new credit agreement includes a non-amortizing revolving facility of $825 million along with an amortizing term loan of $325 million. The new facility also includes a multi-currency borrowing feature that allows the Company to borrow up to $500 million in certain freely tradeable offshore currencies, and letter of credit sublimits of $100 million. As of September 30, 2000, approximately $8.7 million of the outstanding borrowings are denominated in Japanese yen and $52.1 million of the outstanding borrowings are denominated in Euro. Interest on the new credit facility is at the financial institution's reference rate, LIBOR, or the Eurodollar rate plus a margin ranging from 0 to 200 basis points depending on the ratio of the consolidated funded debt for restricted subsidiaries of the Company to its total EBITDA. The weighted average interest rate for such borrowings was 6.95% for the nine months ended September 30, 2000. The new credit agreement has a final maturity of 2006. As a result of the debt replacement, the Company recorded an extraordinary loss, net of tax, of $3.0 million during the third quarter of 2000.

     The Credit Agreement requires the Company to meet certain financial tests, including but not limited to a minimum interest coverage and maximum leverage ratio. As of September 30, 2000, the Company was in compliance with all debt covenants.

     On July 25, 2000, the Company issued Euro-denominated senior unsecured notes in the amount of of 9.25%, payable semi-annually. The notes rank equally with all of the Company's other unsecured and unsubordinated debt. The net proceeds after issuance costs were used to repay a portion of the Company's existing Euro-denominated indebtedness under its existing credit facility. The notes mature on August 1, 2010.

     For the periods presented through July 24, 2000, the Company's Credit Agreement included a revolving credit facility that provided for borrowings of up to $750 million on an unsecured basis with a letter of credit sublimit of $75 million. In addition, under the terms of the revolving credit facility, the equivalent of up to $85 million in borrowings could be denominated in Italian lira. The amount available under the revolving credit facility reduced to $675 million in April 2000, $600 million in April 2001 and $500 million in April 2002. The Credit Agreement had a final maturity of April 2003. Interest on the credit facility was at the prime rate or LIBOR plus a margin ranging from 17 to 50 basis points depending upon the ratio of the consolidated indebtedness of the Company to its total capitalization.

     On August 23, 1999, the Company amended and restated its Credit Agreement to include a term loan add on facility of $325 million. The term loan facility would have matured in eight equal repayments beginning September 2002 with final maturity in June 2004. Interest on the term loan facility was at the prime rate or LIBOR plus a margin ranging from 25 to 175 basis points depending on the Company's ratio of consolidated indebtedness to its total capitalization. The proceeds from the term facility were used to repay outstanding indebtedness under the revolving facility incurred in connection with the acquisition of Active in July 1999.

     During September 2000, the Company entered into an interest rate swap contract to hedge against interest rate exposure on approximately
     $160 million of its floating rate indebtedness. The contracts have the effect of converting the floating rate interest to a fixed rate of approximately 6.9%, plus any applicable margin required under the revolving credit facility. The interest rate swap contract was executed to balance the Company's fixed-rate and floating-rate debt portfolios.

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

     On July 6, 2000, the Company acquired the remaining 60% equity interest in Metalurgica Caterina S.A. ("Caterina") for approximately $42 million. Caterina is a supplier of structural stampings and assemblies to the Brazilian automotive market, including Volkswagen and Mercedes-Benz. The acquisition was funded with proceeds from the Company's revolving credit facility.

     These acquisitions discussed above have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at the fair value as of the date of the acquisitions. The assets and liabilities of Dr. Meleghy, Algoods, and Caterina have been recorded based on preliminary estimates of fair value as of the date of the acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill. The Company is further evaluating the fair value of certain assets acquired and liabilities assumed in connection with the Dr. Meleghy, Algoods, and Caterina acquisitions and as a result, will likely result in adjustments to the preliminary allocation of the purchase price.

     In conjunction with acquisitions made, reserves have been established for certain costs associated with facility shutdown and consolidation activities and for general and payroll related costs primarily for planned employee termination activities. As of December 31, 1999, approximately $13.8 million and $6.4 million were recorded for facility shutdown and payroll related costs, respectively. Cost incurred and charged to such reserves amounted to $4.9 for facility shutdown costs and $3.1 million for payroll related termination costs for the nine months ended September 30, 2000. Additional acquisition reserves of $1.0 million related to facility costs were recorded for the nine months ended September 30, 2000. At September 30, 2000, liabilities for approximately $9.9 million for costs associated with facility shutdown and consolidation activities and $3.3 million of general and payroll related and costs primarily for planned employee termination activities remained. The timing of facility shutdown and consolidation activities has been adjusted to reflect customer concerns with supply interruption. These reserves have been utilized as originally intended and management believes the liabilities recorded for shutdown and consolidation activities are adequate but not excessive as of September 30, 2000.

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

7. On October 29, 1999, the Company invested $21 million for new shares representing a 49% equity interest in Seojin Industrial Company Limited ("Seojin"). Seojin is a supplier of frames, modules and structural components to the Korean automotive industry. The equity interest was financed with proceeds from the Company's revolving credit facility.
     In addition, the Company advanced $19 million to Seojin in exchange for variable rate convertible bonds denominated in Korean Won (the "Bonds") due October 30, 2009. The Bonds are unsecured and rank equally with all other present and future obligations of Seojin. The Bonds currently bear interest at 6% per annum. Interest on the Bonds is payable annually beginning October 30, 2000 and each October 30 thereafter until maturity. The Company has the right to convert the Bonds into common stock of Seojin any time on or after October 30, 2000. The conversion rate is based upon a predetermined formula that would increase the Company's equity interest to approximately 66%. On October 31, 2000, the Company exercised its right to convert the Bonds into 17% of the common stock of Seojin. Based upon the formula for conversion of the Seojin variable rate bonds, the Company paid $1.2 million for the additional equity interest.

8. On September 20, 2000, the Company loaned $20.0 million to Seojin. The loan bears interest at the three month LIBOR rate plus a margin of 400 basis points and is payable on the last day of the quarter beginning December 31, 2000. At September 30, 2000, the interest rate on the loan was 10.7%. The principal is due to be repaid on September 21, 2001. The loan is guaranteed by the personal assets of the Company's partner in the Seojin joint venture.

9. On September 21, 2000, the Company acquired a 17 percent equity interest in Yorozu Corporation ("Yorozu"), a supplier of suspension modules and structural parts to the Asian and North American automotive markets, from Nissan Motor Co. Ltd. ("Nissan"). Yorozu is based in Japan and is publicly traded on the first tier of the Tokyo Stock Exchange. Its principal customers include Nissan, Auto Alliance, General Motors, Ford, and Honda. The Company will pay Nissan approximately $38 million over the next two and a half years to acquire the 17 percent interest. In addition, the Company will have the opportunity to increase its holdings in Yorozu through the purchase of additional Yorozu shares.

10. The Company is a 40% partner in Metalsa S. de R.L. ("Metalsa") with Promotora de Empresas Zano, S.A. de C.V. ("Proeza"). The partnership agreement provides additional amounts of up to $45 million payable based upon net earnings of Metalsa during 1998, 1999, and 2000. Based upon Metalsa's 1998 net earnings, the Company paid Proeza approximately
     $9.0 million in additional consideration during the second quarter of 1999. Based upon Metalsa's 1999 net earnings, the Company paid Proeza approximately $7.9 million in additional consideration during the first quarter of 2000.

11.  Supplemental cash flow information (in thousands):


                           Three Months Ended September 30,    Nine Months Ended September 30,
                           --------------------------------    ------------------------------
                                2000              1999              2000             1999
                           ---------------  ---------------    ---------------  -------------
     Cash paid for -
        Interest.........      $19,232          $11,447            $51,505          $25,438
     Income taxes........      $ 1,128          $ 2,100            $17,345          $12,356


12. The following presents comprehensive income, defined as changes in the stockholders' investment of the Company, for the three and nine month periods ended September 30, 2000 and 1999 (in thousands):



                                Three Months Ended Sept. 30,  Nine Months Ended Sept. 30,
                                ----------------------------  ---------------------------
                                      2000       1999              2000        1999
                                    -------     -------           -------     -------
     Net income.................    $ 6,965     $23,741           $83,381     $84,445

     Change in cumulative
       translation adjustment...      6,511         333             5,761        (686)
                                    -------     -------           -------     -------
     Comprehensive income.......    $13,476     $24,074           $89,142     $83,759
                                    =======     =======           =======     =======


13. In connection with the Company's acquisition of MascoTech Stamping Technologies, Inc. in June 1996, the Company issued warrants to acquire 400,000 shares of the Company's Common Stock at an exercise price of $9 per share to MascoTech, Inc. ("MascoTech"). On May 5, 2000, MascoTech exercised all of the warrants outstanding under this agreement.

14. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137, becomes effective for the years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company is currently analyzing and quantifying the impact of adopting SFAS No. 133 and 137, and believes the impact will not be material to the financial statements.

15. On October 2, 2000, the Company signed a definitive agreement to sell its Roanoke, Virginia heavy truck rail manufacturing business to its joint venture partner, Metalsa S. de R.L. for $55 million plus an earnout of up to $30 million based on achieving certain profit levels over the next three years. The transaction is expected to close by the end of December 2000.

     Additionally, on October 2, 2000, the Company's board of directors approved a comprehensive operational realignment plan, which is intended to improve the Company's long-term competitive position and lower its cost structure. The plan includes phasing out the heavy truck rail manufacturing in Milwaukee, Wisconsin; reducing stamping capacity by closing the Kalamazoo, Michigan facility; and consolidating related support activities across the enterprise. The Company plans to record a charge to operations of approximately $140 million in the fourth quarter of 2000, which reflects the estimated qualifying "exit costs" to be incurred over the next
     12 months under the plan. Certain of the estimates used for the severance and outplacement costs are subject to collective bargaining discussions and thus these costs will qualify as "exit costs" upon completion of these negotiations.

     The charge will include costs associated with asset impairments, severance and outplacement costs related to employee terminations, and loss contract provisions. These activities are anticipated to result in a reduction of more than 800 employees. The charges do not cover certain aspects of the plan, including movement of equipment and employee relocation and training. These costs will be recognized in future periods as incurred.

     The asset impairments consist of long-lived assets, including fixed assets, manufacturing equipment, and land, from facilities the Company intends to dispose of or discontinue. For assets to be disposed of currently, impairment was measured based on estimated proceeds on the sale of the facilities and equipment. For assets to be held and used in the future, the Company prepared a forecast of expected undiscounted cash flows to determine whether asset impairment existed, and we used fair values to measure the required writedowns.

16. On May 26, 2000, the Company announced that its board of directors approved the purchase of up to $100 million of its common stock, if authorized by the executive committee of the board. The shares may be purchased in the open market at prevailing prices and at times and amounts to be determined by the board's executive committee as market conditions and the Company's capital position warrant. During October 2000 and through November 10, 2000, approximately 2.6 million shares, at a total cost of approximately $25.1 million have been purchased. These shares will be placed in treasury and may subsequently be reissued for general corporate purposes.

17. The following consolidating financial information presents balance sheet, statement of operations and cash flow information related to the Company's business. Each Guarantor, as defined, is a direct or indirect wholly-owned subsidiary of the Company and has fully and unconditionally guaranteed the 9.25% senior unsecured notes issued by R. J. Tower Corporation, on a joint and several basis. The Non-Guarantors are the Company's foreign subsidiaries. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material to investors.

                             TOWER AUTOMOTIVE, INC.
               Consolidating Balance Sheets at September 30, 2000
                      (Amounts in thousands -- unaudited)

[CAPTION]

                                                          R. J. Tower    Guarantor    Non-Guarantor
                Assets                                    Corporation    Companies      Companies      Eliminations    Consolidated
-------------------------------------------------         -----------    ---------    -------------    ------------    ------------
Current assets:
     Cash and cash equivalents...................         $  (9,423)    $    2,301     $  8,526         $      --        $    1,404
     Accounts receivable, net....................            17,138        235,715       94,419                --           347,272
     Inventories, net............................             2,130         83,254       31,122                --           116,506
     Prepaid tooling and other...................            18,105         74,964       14,284                --           107,353
                                                          ---------     ----------     --------         ---------        ----------
       Total current assets......................            27,950        396,234      148,351                --           572,535
                                                          ---------     ----------     --------         ---------        ----------
Property, plant and equipment, net...............            24,845      1,071,824      116,396                --         1,213,065
Investments in joint ventures....................           277,195         31,886           --                --           309,081
Investment in subsidiaries.......................           519,160             --           --          (519,160)               --
Goodwill and other assets, net...................            36,382        558,726      219,837                --           814,945
                                                          ---------     ----------     --------         ---------        ----------
                                                          $ 885,532     $2,058,670     $484,584         $(519,160)       $2,909,626
                                                          =========     ==========     ========         =========        ==========

    Liabilities and Stockholders' Investment
-------------------------------------------------
Current liabilities
     Current maturities of long-term
          debt and capital lease obligations.....         $   2,411     $    4,936     $ 13,313         $      --        $   20,660
     Accounts payable............................            (4,748)       168,476       71,382                --           235,110
     Accrued liabilities.........................           (19,205)       118,385       30,216                --           129,396
                                                          ---------     ----------     --------         ---------        ----------
          Total current liabilities..............           (21,542)       291,797      114,911                --           385,166
                                                          ---------     ----------     --------         ---------        ----------

Long-term debt, net of current maturities........           886,380         44,787       44,238                --           975,405
Obligations under capital leases,
     net of current maturities...................                --         17,437           --                --            17,347
Convertible subordinated notes...................                --        200,000           --                --           200,000
Due to/(from) affiliates.........................          (890,293)       632,885      257,408                --                --
Deferred income taxes............................            62,856             --        4,669                --            67,525
Other noncurrent liabilities.....................            26,149        137,124       17,052                --           180,325
                                                          ---------     ----------     --------         ---------        ----------
          Total noncurrent  liabilities..........            85,092      1,032,233      323,367                --         1,440,692
                                                          ---------     ----------     --------         ---------        ----------
Manditorily redeemable trust convertible
     preferred securities........................                --        258,750           --                --           258,750

Stockholders' investment.........................           821,839        475,890       43,270          (519,160)          821,839
Accumulated other comprehensive income (loss) -
     cumulative translation adjustment...........               143             --        3,036                --             3,179
                                                          ---------     ----------     --------         ---------        ----------
          Total stockholders' investment.........           821,982        475,890       46,306          (519,160)          825,018
                                                          ---------     ----------     --------         ---------        ----------
                                                          $ 885,532     $2,058,670     $484,584         $(519,160)       $2,909,626
                                                          =========     ==========     ========         =========        ==========

                             TOWER AUTOMOTIVE, INC.
          CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
                            ENDED SEPTEMBER 30, 2000
                      (Amounts in  thousands -- unaudited)

[CAPTION]

                                                R. J. Tower    Guarantor    Non-Guarantor
                                                Corporation     Companies     Companies        Eliminations    Consolidated
                                                -------------   ---------    -------------     ------------    ------------
Revenues                                          $17,538        $414,218      $104,454           $     --        $536,210

Cost of sales.................................      6,159         371,108        94,215                 --         471,482
                                                  -------        ---------     --------           --------        --------
  Gross profit................................     11,379          43,110        10,239                 --          64,728

Selling, general and administrative expenses..        336          26,406         4,793                 --          31,535

Amortization expense..........................        794           3,544         1,238                 --           5,576
                                                  -------         -------      --------           --------        --------
  Operating income............................     10,249          13,160         4,208                 --          27,617

Interest expense, net.........................     17,482          (2,313)        1,236                 --          16,405
                                                  -------         -------      --------           --------        --------
  Income before provision for income taxes....     (7,233)         15,473         2,972                 --          11,212

Provision for income taxes....................     (2,893)          6,189         1,188                 --           4,484
                                                  -------         -------      --------           --------        --------
  Income before equity in earnings of
    joint ventures and minority interest......     (4,340)          9,284         1,784                 --           6,728

Equity in earnings of joint ventures
 and subsidiaries.............................     14,293              --            --             (8,449)          5,844

Minority interest -- dividends on trust
  preferred, net..............................         --          (2,619)           --                 --          (2,619)
                                                  -------         -------      --------            -------        --------

   Income before extraordinary item...........      9,953           6,665         1,784             (8,449)          9,953

Extraordinary loss on early extinguishments
 of debt, net.................................      2,988             --             --                 --           2,988
                                                  -------         -------      --------            -------        --------
   Net income.................................    $ 6,965        $  6,665      $  1,784            $(8,449)       $  6,965
                                                  =======        ========      ========           ========        ========

                             TOWER AUTOMOTIVE, INC.
                   CONSOLIDATING STATEMENTS OF OPERATIONS FOR
                    THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                      (Amounts in thousands -- unaudited)


                                                    R. J. Tower      Guarantor     Non-Guarantor
                                                    Corporation      Companies       Companies      Eliminations   Consolidated
                                                    -----------     -----------    -------------    ------------   ------------

Revenues..........................................   $ 59,884       $1,501,294       $341,416        $     --       $1,902,594
Cost of sales.....................................     38,216        1,268,815        304,742              --        1,611,773
                                                     --------       ----------       --------        --------       ----------
  Gross profit....................................     21,668          232,479         36,674              --          290,821
Selling, general and administrative
  expenses........................................      5,676           80,491         13,455              --           99,622
Amortization expense..............................      2,392           10,630          2,771              --           15,793
                                                     --------       ----------       --------        --------       ----------
 Operating income.................................     13,600          141,358         20,448              --          175,406

Interest expense, net.............................     40,221           (1,919)         4,834              --           43,136
                                                     --------       ----------       --------        --------       ----------
 Income before provision for income taxes.........    (26,621)         143,277         15,614              --          132,270

Provision for income taxes........................    (10,648)          57,311          6,245              --           52,908
                                                     --------       ----------       --------        --------       ----------
Income before equity in earnings of
  joint ventures and minority interest............    (15,973)          85,966          9,369              --           79,362

Equity in earnings of joint ventures
  and subsidiaries................................    102,342               --             --         (87,478)          14,864

Minority interest -- dividends on trust
  preferred, net..................................         --           (7,857)            --              --           (7,857)
                                                     --------       ----------       --------        --------       ----------
 Income before extraordinary item.................     86,369           78,109          9,369         (87,478)          86,369

Extraordinary loss on early extinguishments
  of debt, net....................................      2,988               --             --              --            2,988
                                                     --------       ----------       --------        --------       ----------
 Net income.......................................   $ 83,381       $   78,109        $ 9,369        $(87,478)      $   83,381
                                                     ========       ==========       ========        ========       ==========


                             TOWER AUTOMOTIVE, INC.
                 Consolidating Statements of Cash Flows for the
                      Nine Months Ended September 30, 2000
                      (Amounts in thousands -- unaudited)

                                          R. J. Tower     Guarantor    Non-Guarantor
                                          Corporation     Companies      Companies     Eliminations    Consolidated
                                          -----------     ---------    -------------   ------------    ------------
OPERATING ACTIVITIES:
Net income..............................  $    83,381     $  78,109     $   9,369        $(87,478)     $    83,381
Adjustments required to reconcile
 net income to net cash provided
 by (used in) operating activities
    Depreciation and amortization.......        5,252        94,187        13,351              --          112,790
    Deferred income tax provision.......       14,667            --          (151)             --           14,516
    Extraordinary loss on extinguishments
      of debt...........................        2,988            --            --              --            2,988
    Changes in other operating items....     (313,651)       13,231       223,963              --          (76,457)
                                          -----------     ---------     ---------        --------       ----------
      Net cash provided by (used in)
       operating activities.............     (207,363)      185,527       246,532         (87,478)         137,218
                                          -----------     ---------     ---------        --------       ----------

INVESTING ACTIVITIES:
Capital expenditures, net...............       (3,279)     (154,348)           80              --         (157,547)
Acquisitions and other, net.............     (142,354)      (20,000)     (157,775)         87,478         (232,651)
                                          -----------     ---------     ---------        --------       ----------
      Net cash used in investing
       activities.......................     (145,633)     (174,348)     (157,695)         87,478         (390,198)
                                          ===========     =========     =========        ========       ==========

FINANCING ACTIVITIES:
Proceeds from borrowings................    2,684,777            21        44,257              --        2,729,055
Repayments of debt......................   (2,349,510)       (9,383)     (125,389)             --       (2,484,282)
Net proceeds from the issuance of
 common stock...........................        5,994            --            --              --            5,994
                                          -----------     ---------     ---------        --------        ---------
      Net cash provided by (used for)
       financing activities.............      341,261        (9,362)      (81,132)             --          250,767
                                          ===========     =========     =========        ========       ==========

NET CHANGE IN CASH AND CASH
 EQUIVALENTS............................      (11,735)        1,817         7,705              --           (2,213)
CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD..............................        2,312           484           821              --            3,617
                                          -----------     ---------     ---------        --------        ---------
CASH AND CASH EQUIVALENTS, END
 OF PERIOD..............................  $    (9,423)    $   2,301     $   8,526        $     --        $   1,404
                                          ===========     =========     =========        ========        =========

                             TOWER AUTOMOTIVE, INC.
               CONSOLIDATING BALANCE SHEETS AT DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)

                                                 R.J. Tower      Guarantor     Non-Guarantor
                                                 Corporation     Companies       Companies        Eliminations      Consolidated
                                                 -----------     ---------     -------------      ------------      ------------
                   Assets
-------------------------------------------
Current assets:
     Cash and cash equivalents.............      $   2,312      $      484         $    821         $       --        $    3,617
     Accounts receivable, net..............          8,279         280,543           64,529                 --           353,351
     Inventories, net......................          2,580          99,454            8,863                 --           110,897
     Prepaid tooling and other.............         21,539          53,877           14,775                 --            90,191
                                                 ---------      ----------         --------         ----------        ----------
          Total current assets.............         34,710         434,358           88,988                 --           558,056
                                                 ---------      ----------         --------         ----------        ----------

Property, plant and equipment, net.........         24,426       1,001,033           50,402                 --         1,075,861
Investments in joint ventures..............        260,705          30,000               --                 --           290,705
Investment in subsidiaries.................        415,247              --               --           (415,247)               --
Goodwill and other assets, net.............         25,469         551,406           51,053                 --           627,928
                                                 ---------      ----------         --------         ----------        ----------
                                                 $ 760,557      $2,016,797         $190,443         $ (415,247)       $2,552,550
                                                 =========      ==========         ========         ==========        ==========

 Liabilities and Stockholders' Investment
-------------------------------------------
Current liabilities
     Current maturities of long-term debt
       and capital lease obligations.......       $     11      $   12,098         $  1,767         $       --        $   13,876
     Accounts payable......................          7,889         198,281           70,503                 --           276,673
     Accrued liabilities...................        (45,601)        177,782            8,386                 --           140,567
                                                 ---------      ----------         --------         ----------        ----------
          Total current liabilities........        (37,701)        388,161           80,656                 --           431,116
                                                 ---------      ----------         --------         ----------        ----------

Long-term debt, net of current maturities..        553,513          42,881          103,284                 --           699,678
Obligations under capital leases,
  net of current maturities................             --          21,543               --                 --            21,543
Convertible subordinated notes.............             --         200,000               --                 --           200,000
Due to/(from) affiliates...................       (531,960)        554,153          (22,193)                --                --
Deferred income taxes......................         48,189              --            2,547                 --            50,736
Other noncurrent liabilities...............            534         153,528            9,530                 --           163,592
                                                 ---------      ----------         --------         ----------        ----------
          Total noncurrent liabilities.....         70,276         972,105           93,168                 --         1,135,549
                                                 ---------      ----------         --------         ----------        ----------
Manditorily redeemable trust convertible
  preferred  securities....................             --         258,750               --                 --           258,750
Stockholders' investment...................        729,717         397,781           17,466           (415,247)          729,717
Accumulated other comprehensive
  income (loss) -  cumulative translation
  adjustment...............................         (1,735)             --             (847)                --            (2,582)
                                                 ---------      ----------         --------         ----------        ----------
           Total stockholders' investment..        727,982         397,781           16,619           (415,247)          727,135
                                                 ---------      ----------         --------         ----------        ----------
                                                 $ 760,557      $2,016,797         $190,443         $ (415,247)       $2,552,550
                                                 =========      ==========         ========         ==========        ==========


                             TOWER AUTOMOTIVE, INC.
                 CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE
                     THREE MONTHS ENDED SEPTEMBER 30, 1999
                      (Amounts in thousands -- unaudited)

                                          R.J. Tower         Guarantor        Non-Guarantor
                                          Corporation        Companies          Companies       Eliminations        Consolidated
                                         ------------        ----------        ------------     ------------        ------------
Revenues                                 $ 18,592            $461,377            $56,183           $     --           $536,152
Cost of sales..........................    18,278             382,189             53,384                 --            453,851
                                         --------            --------            -------           --------           --------
     Gross profit......................       314              79,188              2,799                 --             82,301
Selling, general and administrative
     expenses..........................     2,162              25,920              1,300                 --             29,382
Amortization expense...................     1,161               2,924                366                 --              4,451
                                         --------            --------            -------           --------           --------
     Operating income..................    (3,009)             50,344              1,133                 --             48,468
Interest expense, net..................     8,572               1,262                808                 --             10,642
                                         --------            --------            -------           --------           --------

     Income before provision for
       income taxes....................   (11,581)             49,082                325                 --             37,826
Provision for income taxes.............    (4,633)             19,633                130                 --             15,130
                                         --------            --------            -------           --------           --------
     Income before equity in earnings
       of joint ventures and minority
       interest........................    (6,948)             29,449                195                 --             22,696
Equity in earnings of joint ventures
     and subsidiaries..................    30,689                  --                 --            (27,025)             3,664
Minority interest -- dividends on
  trust preferred, net.................        --              (2,619)                --                 --             (2,619)
                                         --------            --------            -------           --------           --------
     Income before extraordinary item..    23,741              26,830                195            (27,025)            23,741

Extraordinary loss on early
   extinguishments of debt, net........        --                  --                 --                 --                 --
                                         --------            --------            -------           --------           --------
     Net income........................  $ 23,741            $ 26,830            $   195           $(27,025)          $ 23,741
                                         ========            ========            =======           ========           ========


                             TOWER AUTOMOTIVE, INC.
              CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE NINE
                        MONTHS ENDED SEPTEMBER 30, 1999
                        (Amounts in Thousands - Unaudited)


                                                    R. J. Tower     Guarantor     Non-Guarantor
                                                    Corporation     Companies       Companies      Eliminations   Consolidated
                                                    -----------     ----------    -------------    ------------   ------------

Revenues.........................................   $  62,099       $1,305,431      $197,874         $     --     $ 1,565,404
Cost of sales....................................      56,494        1,077,530       182,603               --       1,316,627
                                                    ---------       ----------      --------         --------     -----------
  Gross profit...................................       5,605          227,901        15,271               --         248,777
Selling, general and administrative expenses.....       2,254           69,968         4,164               --          76,386
Amortization expense.............................       2,644            7,980         1,018               --          11,642
                                                    ---------       ----------      --------         --------     -----------
  Operating income...............................         707          149,953        10,089               --         160,749
Interest expense, net............................      18,980            3,831         2,360               --          25,171
                                                    ---------       ----------      --------         --------     -----------
  Income before provision for income taxes.......     (18,273)         146,122         7,729               --         135,578
Provision for income taxes.......................      (7,310)          58,450         3,091               --          54,231
                                                    ---------       ----------      --------         --------     -----------
  Income before equity in earnings of
    joint ventures and minority interest.........     (10,963)          87,672         4,638               --          81,347

Equity in earnings of joint ventures and
subsidiaries.....................................      95,408               --            --          (84,449)         10,959

Minority interest -- dividends on trust
  preferred, net.................................          --           (7,861)           --               --          (7,861)
                                                    ---------       ----------      --------         --------     -----------

  Income before extraordinary item...............      84,445           79,811         4,638          (84,449)         84,445

Extraordinary loss on early extinguishments
of debt, net                                               --              --             --               --              --
                                                    ---------       ----------      --------         --------     -----------
  Net income.....................................   $  84,445       $   79,811      $  4,638         $(84,449)    $    84,445
                                                    =========       ==========      ========         ========     ===========


                             TOWER AUTOMOTIVE, INC.
           CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
                            ENDED SEPTEMBER 30, 1999
                        (Amounts in thousands-unaudited)

[CAPTION]

                                                            R.J. Tower     Guarantor   Non-Guarantor
                                                           Corporation     Companies     Companies     Eliminations    Consolidated
                                                           -----------     ---------  --------------   ------------    ------------

OPERATING ACTIVITIES:
Net income
Adjustments required to reconcile net income to net..       $   84,445     $  79,811        $  4,638    $   (84,449)    $    84,445
  cash provided by (used in) operating activities
      Depreciation and amortization..................            5,158        70,557           4,950             --          80,665
      Deferred income tax provision..................               50         2,061          (2,111)            --              --
      Changes in other operating items...............         (355,210)      298,511          (8,696)            --         (65,395)
                                                            ----------     ---------        --------    -----------     -----------
         Net cash provided by (used in) operating
         activities..................................         (265,557)      450,940          (1,219)       (84,449)         99,715
                                                            ----------     ---------        --------    -----------     -----------

INVESTING ACTIVITIES:
Capital expenditures, net............................           (3,708)     (146,926)         (9,665)            --        (160,299)
Acquisitions and other, net..........................          (95,318)     (319,373)         (1,525)        84,449        (331,767)
Change in restricted cash............................            2,677            --              --             --           2,677
                                                            ----------     ---------        --------    -----------     -----------
         Net cash used in  investing activities......          (96,349)     (466,299)        (11,190)        84,449        (489,389)
                                                            ==========     =========        ========    ===========     ===========

FINANCING ACTIVITIES:
Proceeds from borrowings.............................        1,600,100            --          47,018             --       1,647,118
Repayments of debt...................................       (1,236,866)       (4,160)        (28,164)            --      (1,269,190)
Net proceeds from the issuance of common stock.......            9,379            --              --             --           9,379
                                                            ----------     ---------        --------    -----------     -----------
         Net cash provided by (used for) financing
           activities................................          372,613        (4,160)         18,854             --         387,307
                                                            ==========     =========        ========    ===========     ===========

NET CHANGE IN CASH AND CASH EQUIVALENTS..............           10,707       (19,519)          6,445             --          (2,367)
CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD..........................................              685           (77)          2,826             --           3,434
                                                            ----------     ---------        --------    -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD.............       $   11,392     $ (19,596)       $  9,271    $        --     $     1,067
                                                            ==========     =========        ========    ===========     ===========

     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2000 to the three months ended September 30, 1999

Revenues -- Revenues for the third quarter of 2000 was $536.2 million. The revenues for the 2000 period included increases of approximately $48 million relating to the Dodge Dakota Quad Cab, Ford Expedition, and Ford Explorer when compared with the 1999 period. These increases were offset by lower sales in General Motors light truck, Ford Ranger, Dodge Ram, Heavy Truck, and passenger car models served by the Company of approximately $106 million. New acquisitions contributed $58 million to the revenue in the 2000 period.

Cost of Sales -- Cost of Sales as a percentage of revenues for the third quarter of 2000 was 87.9% compared to 84.6% for the prior period. The increase was due to the unavoidable costs associated with the unexpected shutdown of the Ford Ranger and Explorer production lines due to the tire recall in August 2000, the continued weakening in Heavy Truck rail sales, and general sales softening totalling approximately $13.2 million. Additionally, costs incurred for launch and pre-launch activity on new programs, including the next generation Ford Explorer, increased cost of sales by approximately $3 million in the 2000 period. Decreased offload activity at the Active locations also contributed to the lower overall gross margins for the third quarter of 2000 compared with the 1999 period.

S, G & A Expenses -- Selling, general and administrative expenses increased to $31.5 million, or 5.9% of revenues, for the third quarter of 2000 compared to $29.4 million, or 5.5% of revenues for the prior period. The increased expense was due primarily to $4.3 million of incremental costs associated with the Company's acquisitions of Dr. Meleghy, Algoods, and Caterina offset by reductions in general and administrative costs, associated with the acquisition of Active from the 1999 period.

Amortization Expense -- Amortization expense for the third quarter of 2000 was $5.6 million compared to $4.5 million for the prior period. The increase was primarily due to incremental goodwill amortization related to the acquisitions of Dr. Meleghy, Algoods and Caterina.

Interest Expense -- Interest expense for the third quarter of 2000 was $16.4 million compared to $10.6 million for the prior period. Interest expense was primarily affected by increased borrowings to fund the Company's acquisition of Active, Dr. Meleghy, the additional equity interest in Caterina, and Algoods of approximately $5.2 million. Additionally, general rate increases, the impact of refinancing the credit facility, and the issuance of the Euro Bond increased the 2000 expense by approximately $4.4 million. These increases were offset by increased capitalized interest of $2.6 million and increases in interest in income of $1.2 million associated the convertible notes from Seojin and J. L. French.

Income Taxes -- The effective income tax rate was 40% for the third quarter of 2000 and 1999. The effective rates differed from the statutory rates primarily as a result of state taxes and non-deductible goodwill amortization.

Equity in Earnings of Joint Ventures -- Equity in earnings of joint ventures for the third quarter of 2000 and 1999 represents the Company's share of the earnings from its joint venture interests in Metalsa, Caterina and Tower Golden Ring, and Seojin.

Minority Interest -- Minority interest for the third quarter of 2000 and 1999 represents dividends, net of income tax benefits, on the Preferred Securities.

Comparison of the nine months ended September 30, 2000 to the nine months ended September 30, 1999

Revenues -- Revenues for the nine months ended September 30, 2000 were $1,902.6 million, compared to $1,565.4 million for the nine months ended September 30, 1999. The increase in revenue of $337.2 million was composed primarily of net new business on the Lincoln LS/Jaguar S-Type, Ford Explorer, Ford Focus, and Ford Excursion of $111.2 million. These increases were offset by decreases of $92.3 million on the General Motors truck programs, which ended in the 1999 period. Additionally, the acquisitions of Active, Dr. Meleghy, Algoods, and Caterina contributed approximately $370 million of new sales to the Company. These new sales related predominately to our customer DaimlerChrysler, both in North America and in Europe. Heavy Truck rail manufacturing sales declines totaled $36.1 million in 2000 compared to the 1999 period. Overall net declines on all other platforms of $15.6 million composed the balance of the revenue change.

Cost of Sales -- Cost of sales as a percentage of revenues for the nine months ended September 30, 2000 was 84.7% compared to 84.1% for the nine months ended September 30, 1999. The increase in cost of sales during the 2000 period was primarily due to the accelerated softening of Heavy Truck rail sales of approximately $9.1 million and the impact of costs incurred to support launch and pre-launch activity on new programs, including the next generation Ford Explorer, of approximately $3 million. Additional impacts on cost of sales due to softening volumes during the third quarter of 2000 were effectively offset by increased volumes during the first and second quarters.

S, G & A Expenses -- Selling, general and administrative expenses increased to $99.6 million, or 5.2% of revenues, for the nine months ended September 30, 2000 compared to $76.4 million, or 4.9% of revenues, for the nine months ended September 30, 1999. The increased expense was due to incremental costs associated with the Company's acquisitions of Active, Dr. Meleghy, Algoods, and Caterina of $19.7 million and increased engineering, program development, and launch costs related to new business of approximately $5.4 million. The realization of gains on the cash settlement of amounts due under the interest rate swap and lock agreements during the first nine months of 1999 had the effect of reducing the 1999 expense by $1.9 million.

Amortization Expense -- Amortization expense for the nine months ended September 30, 2000 was $15.8 million compared to $11.6 million for the nine months ended September 30, 1999. The increase was due to amortization related to incremental goodwill amortization related to the acquisitions of Active in July 1999, Dr. Meleghy in January 2000, Algoods in May 2000, and Caterina in July 2000.

Interest Expense -- Interest expense for the nine months ended September 30, 2000 was $43.1 million compared to $25.2 million for the nine months ended September 30, 1999. The increase in interest expense was primarily due to increased borrowings to fund the Company's acquisitions of Active, Dr. Meleghy, Algoods, Caterina, and investments in J.L. French and Seojin of approximately $17.9 million. Additionally, the effects of a general increase in rates, the increased spreads on the new credit facility and the rate increase with the new Euro bonds of $7.9 million was offset by increases in interest income and capitalized interest of $7.8 million.

Income Taxes -- The effective income tax rate was 40% for the nine months ended September 30, 2000 and 1999. The effective rates differed from the statutory rates primarily as a result of state taxes and non-deductible goodwill amortization.

Equity in Earnings of Joint Ventures -- Equity in earnings of joint ventures for the first nine months of 2000 and 1999 represents the Company's share of the earnings from its joint venture interests in Metalsa, Caterina and Tower Golden Ring, and Seojin.

Minority Interest -- Minority interest for the first nine months of 2000 and 1999 represents dividends, net of income tax benefits, on the Preferred Securities.

RECENT DEVELOPMENTS

On October 2, 2000, the Company signed a definitive agreement to sell its Roanoke, Virginia heavy truck rail manufacturing business to its joint venture partner, Metalsa S. de R.L. for $55 million plus an earnout of up to $30 million based on achieving certain profit levels over the next three years. The transaction is expected to close by the end of December 2000.

Additionally, on October 2, 2000, the Company's board of directors approved a comprehensive operational realignment plan, which is intended to improve the Company's long-term competitive position and lower its cost structure.
The plan includes phasing out the heavy truck rail manufacturing in Milwaukee, Wisconsin; reducing stamping capacity by closing the Kalamazoo, Michigan facility; and consolidating related support activities across the enterprise. The Company plans to record a charge to operations of approximately $140 million in the fourth quarter of 2000, which reflects the estimated qualifying "exit costs" to be incurred over the next 12 months under the plan. Certain of the estimates used for the severance and outplacement costs are subject to collective bargaining discussions and thus these costs will qualify as "exit costs" upon completion of these negotiations.

The charge will include costs associated with asset impairments, severance and outplacement costs related to employee terminations, and loss contract provisions. These activities are anticipated to result in a reduction of more than 800 employees. The charges do not cover certain aspects of the plan, including movement of equipment and employee relocation and training. These costs will be recognized in future periods as incurred.

The asset impairments consist of long-lived assets, including fixed assets, manufacturing equipment, and land, from facilities the Company intends to dispose of or discontinue. For assets to be disposed of currently, impairment was measured based on estimated proceeds on the sale of the facilities and equipment. For assets to be held and used in the future, the Company prepared a forecast of expected undiscounted cash flows to determine whether asset impairment existed, and we used fair values to measure the required writedowns.

Based on the current plan, the Company anticipates this charge will require cash payments of approximately $38 million over the next 12 months combined with the write-off of assets having a book value of approximately $102 million. These assets include Milwaukee heavy truck rail manufacturing machinery and equipment of approximately $47 million, Milwaukee and Corporate campus support operating assets of approximately $52 million, and the Kalamazoo Stamping operations land, buildings, and equipment of approximately $3 million.

Based upon the historical financial results of the discontinued and transferred operations, as well as certain assumptions relating to the future performance of the transferred business, the costs of implementing the restructuring, and other factors over which the Company has no control, the Company could realize annual savings of between 15 and 25 cents per share from this restructuring.

In addition to the proceeds of $55 million realized on the sale of Roanoke, the Company expects working capital savings of approximately $20 million relating to the exiting businesses. The Company also expects to also realize approximately $10 million in cash tax savings as a result of the above actions. These cash proceeds will more than offset the approximately
$38 million of cash payments expected with the restructuring activities.

LIQUIDITY AND CAPITAL RESOURCES

On July 25, 2000, the Company replaced its existing $675 million revolving credit agreement and its $325 million term loan with a new six-year $1.15 billion senior unsecured credit agreement. The new credit agreement includes a non-amortizing revolving facility of $825 million along with an amortizing term loan of $325 million. The new facility also includes a multi-currency borrowing feature that allows the Company to borrow up to $500 million in certain freely tradeable offshore currencies, and letter of credit sublimits of $100 million. As of September 30, 2000, approximately $8.7 million of the outstanding borrowings are denominated in Japanese yen and $52.1 million of the outstanding borrowings are denominated in Euro. Interest on the new credit facility is at the financial institution's reference rate, LIBOR, or the Eurodollar rate plus a margin ranging from 0 to 200 basis points depending on the ratio of the consolidated funded debt for restricted subsidiaries of the Company to its total EBITDA. The weighted average interest rate for such borrowings was 6.95% for the nine months ended September 30, 2000. The new credit agreement has a final maturity of 2006. As a result of the debt replacement, the Company recorded an extraordinary loss, net of tax, of $3.0 million during the third quarter of 2000.

The Credit Agreement requires the Company to meet certain financial tests, including but not limited to a minimum interest coverage and maximum leverage ratio. As of September 30, 2000, the Company was in compliance with all debt covenants.

On July 25, 2000, the Company issued Euro-denominated senior unsecured notes in the amount of payable semi-annually. The notes rank equally with all of the Company's other unsecured and unsubordinated debt. The net proceeds after issuance costs were used to repay a portion of the Company's existing Euro-denominated indebtedness under its existing credit facility. The notes mature on August 1, 2010.

For the periods presented through July 24, 2000, the Company's Credit Agreement included a revolving credit facility that provided for borrowings of up to $750 million on an unsecured basis with a letter of credit sublimit of $75 million. In addition, under the terms of the revolving credit facility, the equivalent of up to $85 million in borrowings could be denominated in Italian lira. The amount available under the revolving credit facility reduced to $675 million in April 2000, $600 million in April 2001 and $500 million in April 2002. The Credit Agreement had a final maturity of April 2003. Interest on the credit facility was at the prime rate or LIBOR plus a margin ranging from 17 to 50 basis points depending upon the ratio of the consolidated indebtedness of the Company to its total capitalization.

On August 23, 1999, the Company amended and restated its Credit Agreement to include a term loan add on facility of $325 million. The term loan facility would have matured in eight equal repayments beginning September 2002 with final maturity in June 2004. Interest on the term loan facility was at the prime rate or LIBOR plus a margin ranging from 25 to 175 basis points depending on the Company's ratio of consolidated indebtedness to its total capitalization. The proceeds from the term facility were used to repay outstanding indebtedness under the revolving facility incurred in connection with the acquisition of Active in July 1999.

During September 2000, the Company entered into an interest rate swap contract to hedge against interest rate exposure on approximately $160 million of its floating rate indebtedness. The contracts have the effect of converting the floating rate interest to a fixed rate of approximately 6.9%, plus any applicable margin required under the revolving credit facility. The interest rate swap contract was executed to balance the Company's fixed-rate and floating-rate debt portfolios.

During the first nine months of 2000, the Company generated $137.2 million of cash from operations. This compares with $99.7 million provided during the same period in 1999. Cash provided by net income, depreciation, amortization, deferred income tax provision, and the extraordinary loss was $213.8 million and $165.1 million for 2000 and 1999, respectively. An increase in working capital relating primarily to customer tooling inventory and receivables an new program launches decreased operating cash flow by approximately $76.5 million and $65.3 million for the comparable 2000 and 1999 periods, respectively.

Net cash used in investing activities was $390.2 million during the first nine months of 2000 as compared to $489.4 million in the prior period. Net capital expenditures totaled $157.5 million and $160.3 million for the comparable 2000 and 1999 periods, respectively. Acquisitions and investments in joint ventures and other were approximately $232.7 million and $329.1 million for the 2000 and 1999 periods, respectively.

Net cash provided by financing activities totaled $250.8 million for the first nine months of 2000 compared with $387.3 million in the prior period.

At September 30, 2000, the Company had unused borrowing capacity of $390 million, under its most restrictive debt covenant. The Company believes the borrowing availability under its credit agreement, together with funds generated by operations, should provide liquidity and capital resources to pursue its business strategy for the foreseeable future, with respect to working capital, capital expenditures, and other operating needs. The Company estimates its 2000 capital expenditures will approximate
$225 million. Under present conditions, management does not believe access to funds will restrict its ability to pursue its business strategy.

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

At September 30, 2000, the Company had total debt and obligations under capital leases of $1.2 billion. The debt is comprised of fixed rate debt of $493 million and floating rate debt of $721 million. The pre-tax earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt would be approximately $7.2 million, holding other variables constant. A one percentage point increase in interest rates would not materially impact the fair value of the fixed rate debt.

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

During September 2000, the Company entered into an interest rate swap contract to hedge against interest rate exposure on approximately $160 million of its floating rate indebtedness. The contracts have the effect of converting the floating rate interest to a fixed rate of approximately 6.9%, plus any applicable margin required under the revolving credit facility. The interest rate swap contract was executed to balance the Company's fixed-rate and floating-rate debt portfolios.

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

The Company's strategy for management of currency risk relies primarily upon conducting its operations in a country's respective currency and may, from time to time, engage in hedging programs intended to reduce the Company's exposure to currency fluctuations. As of September 30, 2000, the Company held no foreign currency hedge positions. Management believes the effect on a one percent change in foreign currency rates would not materially affect the Company's financial position or results of operations for the periods presented.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137, becomes effective for the years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company is currently analyzing and quantifying the impact of adopting SFAS No. 133 and 137, and believes the impact will not be material to the financial statements.

FORWARD-LOOKING STATEMENTS

ALL statements, other than statements of historical fact, included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q, the words "anticipate," "believe," "estimate," "expect," "intends," and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside the control of the Company, such as risks relating to: (i) the degree to which the Company is leveraged; (ii) the Company's reliance on major customers and selected models; (iii) the cyclicality and seasonality of the automotive market; (iv) the failure to realize the benefits of recent acquisitions and joint ventures; (v) obtaining new business on new and redesigned models; (vi) the Company's ability to continue to implement its acquisition strategy; and (vii) the highly competitive nature of the automotive supply industry. Other risks and uncertainties include a change in the terms, timing or an inability to complete the sale of business to Metalsa; unanticipated costs associated with the discontinuation of operations at Kalamazoo and phasing out of heavy truck rail operations in Milwaukee, changes in estimated costs of the restructuring charge elements and other risks detailed from time to time in the company's Securities and Exchange Commission filings. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements.

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

Item 6. Exhibits and Reports on Form 8-K:

        (a) Exhibits:

            27.1 Financial Data Schedule.

        (b) During the quarter for which this report is filed, the Company filed the following Form 8-K Current Reports with the Securities and Exchange Commission:

            1. The Company's Current Report on Form 8-K dated July 25, 2000
               (Commission File No. 1-12733).

            2. The Company's Current Report on Form 8-K dated August 1, 2000
               (Commission File No. 1-12733).

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      TOWER AUTOMOTIVE, INC.


Date: November 14, 2000               By /s/ Anthony A. Barone
                                         ---------------------------------------
                                         Anthony A. Barone
                                         Vice President, Chief Financial Officer
                                         (principal accounting and
                                         financial officer)