Form 10-K
period 2000-12-31
TOWER AUTOMOTIVE INC
filed 2001-03-30
CIK 925548

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

                  ---------------------------------------------
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the fiscal year ended:                      Commission file number:
            DECEMBER 31, 2000                                    1-12733

                  ---------------------------------------------

                             TOWER AUTOMOTIVE, INC.
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                     41-1746238
    (State of Incorporation)                (I.R.S. Employer Identification No.)

         4508 IDS CENTER
     MINNEAPOLIS, MINNESOTA                                 55402
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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 21, 2001, 43,605,157 shares of Common Stock of the Registrant were outstanding and the aggregate market value of the Common Stock of the Registrant (based upon the last reported sale price of the Common Stock at that date by the New York Stock Exchange), excluding shares owned beneficially by affiliates, was approximately $423,561,000.

Information required by Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its annual meeting to be held May 24, 2001 (the "2001 Proxy Statement").

--------------------------------------------------------------------------------

                             TOWER AUTOMOTIVE, INC.
                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


PART I

         Item 1.           Business                                                                  3
         Item 2.           Properties                                                               13
         Item 3.           Legal Proceedings                                                        15
         Item 4.           Submission of Matters to a Vote of Security Holders                      16
         Additional Item.  Executive Officers                                                       16
PART II

         Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters    18
         Item 6.           Selected Financial Data                                                  18
         Item 7.           Management's Discussion and Analysis of Results of Operations and
                           Financial Condition                                                      19
         Item 7A.          Quantitative and Qualitative Disclosure about Market Risk                27
         Item 8.           Financial Statements and Supplementary Data                              27
         Item 9.           Changes in and Disagreements with Accountants on Accounting and
                           Financial Disclosure                                                     28

PART III

         Item 10.          Directors and Executive Officers of the Registrant                       28
         Item 11.          Executive Compensation                                                   28
         Item 12.          Security Ownership of Certain Beneficial Owners and Management           28
         Item 13.          Certain Relationships and Related Transactions                           28

PART IV

         Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K         29

                                     PART I

ITEM 1.         BUSINESS

        (a)     GENERAL DEVELOPMENT OF BUSINESS

        Background of Company

        Tower Automotive, Inc. and its subsidiaries (collectively referred to as the "Company" or "Tower Automotive") is a leading global designer and producer of structural components and assemblies used by every major automotive original equipment manufacturers ("OEMs"), including Ford, DaimlerChrysler, General Motors, Honda, Toyota, Nissan, Fiat, Kia, Hyundai, BMW, and Volkswagen. The Company's current products include automotive body structural stampings and assemblies including exposed sheet metal components, lower vehicle structural stampings and assemblies, as well as suspension components and suspension modules. The Company believes it is the largest independent global supplier of structural components and assemblies to the automotive market (based on net revenues).

        Since its inception in April 1993, the Company's revenues have grown rapidly through a focused strategy of internal growth and a highly disciplined acquisition program. During the last six years, the Company has successfully completed 14 acquisitions and established joint ventures in China, Mexico, Korea, Japan and the United States. As a result of such acquisitions and internal growth, the Company's revenues have increased from approximately $86 million in 1993 to approximately $2.5 billion in 2000, representing a compound annual growth rate of approximately 58 percent. The Company's North American content per vehicle has increased from $6.23 in 1993 to $128.88 in 2000.

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

        The Company was formed to acquire R.J. Tower Corporation (the "Predecessor" or "R.J. Tower"), the acquisition of which was completed in April 1993 for an aggregate cost of approximately $26 million. Since April 1993, the Company has successfully completed 14 strategic acquisitions and established six joint ventures.

        Presskam. In November 2000, the Company completed the acquisition of Strojarne Malacky, a.s. ("Presskam"), a manufacturer of upper body structural assemblies for Volkswagen, Porsche and Skoda, located near Bratislava, Slovakia. The Company paid total consideration of approximately $10 million for Presskam and intends to use the investment to further support Volkswagen's Bratislava assembly operation.

        Yorozu. In September 2000, the Company acquired a 17 percent equity interest in Yorozu Corporation ("Yorozu"), a supplier of suspension modules and structural parts to the Asian and North American automotive markets, from Nissan Motor Co. Ltd. ("Nissan"). Yorozu is based in Japan and is publicly traded on the first tier of the Tokyo Stock Exchange. Its principal customers include Nissan, Auto Alliance, General Motors, Ford, and Honda. The Company will pay Nissan approximately $38 million over two and one half years for the 17 percent interest. In addition, the Company has an option to increase its holdings in Yorozu by 13.8 percent through the purchase of additional Yorozu shares. In February 2001, the Company exercised the right to purchase the additional equity interest and will pay Nissan approximately $30 million over two and one half years for the additional 13.8 percent interest.

        Caterina. In July 2000, the Company acquired the remaining 60 percent equity interest in Metalurgica Caterina S.A. ("Caterina") for approximately $42 million. The initial 40 percent interest was acquired in March 1998 for approximately $48 million. Caterina is a supplier of structural stampings and assemblies to the Brazilian automotive market. This investment (i) provided the Company with a substantial manufacturing presence in one of the fastest growing automotive markets in the world and (ii) added Volkswagen and Mercedes-Benz as new customers.

        Algoods. In May 2000, the Company acquired all of the outstanding common stock of Algoods, Inc. ("Algoods") for total consideration of approximately $33 million. Algoods manufactures aluminum heat shields and impact discs for the North American automotive industry from aluminum mini-mill and manufacturing operations located in Toronto, Canada. Its primary customer is DaimlerChrysler. The acquisition of Algoods represents a significant investment in processing technology for lightweight materials which complements the Company's existing heat shield capabilities and provides opportunities for application in other lightweight vehicle structural products. The acquisition was funded with proceeds from the Company's revolving credit facility.

        DTA Development. In March 2000, the Company invested $2.1 million in the formation of a product technology and development joint venture with Defiance Testing & Engineering Services, Inc., a subsidiary of GenTek Inc. The joint venture, DTA Development, located in Westland, Michigan, will provide the Company with product-testing services. Traditionally, the Company utilizes both internal and external product testing extensively to validate complex systems during the development stage of a program. This joint venture will allow the Company to have access to a broader and more cost efficient range of testing capabilities. DTA Development will blend the benefits of chassis product technology and development activities with leading edge commercial testing services.

        Dr. Meleghy. In January 2000, the Company acquired all of the outstanding shares of Dr. Meleghy GmbH & Co. KG Werkzeugbau und Presswerk, Bergisch Gladbach ("Dr. Meleghy") for approximately $86 million. Dr. Meleghy designs and produces structural stampings, exposed surface panels and modules for the European automotive industry. Dr. Meleghy had 1999 revenues of approximately $100 million. Dr. Meleghy also designs and manufactures tools and dies for use in its production and for the external market. Dr. Meleghy operates three facilities in Germany and one facility in each of Hungary and Poland. Dr. Meleghy's principal customers include DaimlerChrysler, Audi, Volkswagen, Ford, Opel and BMW. Products offered by Dr. Meleghy include body side panels, floor pan assemblies, and miscellaneous structural stampings. The Company may pay an additional $38 million for this acquisition if it achieves certain operating targets in 2000. The acquisition was financed with proceeds from the Company's revolving credit facility.

        Seojin. In October 1999, the Company invested $21 million for new shares representing a 49 percent equity interest in Seojin Industrial Company Limited ("Seojin"). Seojin is a supplier of frames, modules and structural components to the Korean automotive industry. Total consideration for the equity interest was financed under the Company's revolving credit facility. In addition, the Company advanced $19 million to Seojin in exchange for variable rate convertible bonds (the "Bonds") due October 30, 2009. The Bonds are unsecured and rank equally with all other present and future obligations of Seojin. Interest on the Bonds is payable annually beginning October 30, 2000 and each October 30 thereafter until maturity. The Company has the right to convert the Bonds into common stock of Seojin any time on or after October 30, 2000. The conversion rate is based upon a predetermined formula that would increase the Company's equity interest to approximately 66 percent. On October 31, 2000, the Company exercised its right to convert the bonds into 17 percent of the common stock of Seojin. Based upon the formula for conversion of the Seojin variable rate bonds, the Company paid $1.2 million for the additional equity interest.

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

        J.L. French. In October 1999, the Company loaned $30.0 million to J. L. French Automotive Castings, Inc., ("J.L. French") in exchange for a convertible subordinated promissory note due October 14, 2009. The note bears interest at
7.5 percent annually with interest payable on the last day of each calendar quarter beginning December 31, 1999. The Company can convert, at its option, any portion of the outstanding principal of the note into Class A Common Stock of J.L. French at a preset agreed upon conversion price. In November 2000, the Company exercised its option to convert the note into 7,124 shares of Class A "1" Common Stock of J.L. French, which has a 7.5 percent pay-in-kind dividend right. Additionally, in November 2000, the Company invested $2.9 million in J.L. French through the purchase of Class P Common Stock, which has an 8 percent pay-in-kind dividend right. In May 2000, the Company invested $11.0 million in
J. L. French through the purchase of Class A Common Stock. At December 31, 2000, the Company has an ownership interest of approximately 16 percent in J. L. French.

        Roanoke Heavy Truck Business. In December 2000, the Company sold its Roanoke, Virginia heavy truck rail manufacturing business (the "Roanoke Heavy Truck Business") to its joint venture partner, Metalsa, for net proceeds of approximately $55 million, which approximated the book value of the net assets sold, plus an earnout of up to $30 million based on achieving certain profit levels over the next three years. The net proceeds were used to repay outstanding indebtedness under the revolving credit facility.

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

        Business Strategy

        The Company's business objective is to capitalize upon the consolidation, globalization and system/modular sourcing trends in the automotive supply industry in order to be the leading provider of structural and suspension components to OEMs on a worldwide basis. Where appropriate, the Company outsources the production of commodity components to Tier II and Tier III manufacturers, as well as seeks to provide program management and administrative services to these manufacturers to maximize supply chain efficiency. This also allows the Company to optimize the use and return on capital employed in its operations. In addition, the Company has implemented an economic value added management system to aid in guiding its investment decisions, rewarding its colleagues and measuring its performance. Key elements of the Company's operating and growth strategies are outlined below:

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

        Efficient Manufacturing/Continuous Improvement Programs. In response to OEMs' increasingly stringent demands, the Company has implemented manufacturing practices designed to maximize product quality and timeliness of delivery and eliminate waste and inefficiency. The Company has continued to upgrade its manufacturing equipment and processes through substantial investment in new equipment, maintenance of existing equipment and utilization of manufacturing engineering personnel. The Company employs flexible manufacturing processes that allow it to maximize equipment utilization in meeting its customers' expectations for product quality and timely delivery.

        Global Presence. The Company strives to offer manufacturing and support services to its customers on a global basis through a combination of international wholly owned facilities and by entering into joint ventures and partnerships with foreign suppliers. The Company has technical/customer service centers in Yokohama, Japan, Turin, Italy, Hyderabad, India, Bergisch-Gladbach, Germany, and Sao Paulo, Brazil. The Company also has relocated certain technical personnel resources to locations where OEMs are developing "world cars."

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

        GROWTH STRATEGY:

        Strategic Acquisitions. The Company continues to believe that consolidation in the automotive supply industry will provide further attractive opportunities to acquire high-quality companies that complement its existing business. The Company seeks to make acquisitions that (i) provide additional product, manufacturing and technical capabilities; (ii) broaden the Company's geographic coverage domestically and strengthen its ability to supply products on a global basis; (iii) increase the number of models for which the Company supplies products and the content supplied for existing models; (iv) add new customers; and (v) provide a minimum targeted return on invested capital. The Company intends to seek future acquisitions or develop strategic alliances that will strengthen the Company's ability to supply its products on a global basis.

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

        Pursuit of "World Car" Opportunities. The Company has been working closely with certain customers on the development of "world cars," which are designed by OEMs in one vehicle center to a single global standard but produced and sold in different geographic markets. Suppliers for a specific "world car" are often required to provide their products on a worldwide basis. The Company believes that it has a competitive advantage in potentially supplying certain world cars given its international presence, full-service capabilities and existing position as a leading supplier on the Ford Focus and Lincoln LS/Jaguar S-Type platforms, as well as on other existing vehicle platforms which may eventually evolve into world cars.

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

        Products

        The Company produces a broad range of structural components and assemblies, many of which are critical to the structural integrity of a vehicle. Many of the Company's stamped, formed and welded components and assemblies are attached directly to the frame of an automobile at the OEM assembly plant and comprise the major structure of a vehicle. The Company's products generally can be classified into the following categories: lower vehicle structures; body structures and assemblies; suspension components, modules and systems; and Class A surfaces and modules.

        Lower Vehicle Structures. The Company's lower vehicle structures include products that form the basic lower body structure of the vehicle and include large metal stampings such as light truck frames, automotive engine cradles, floor pan components and cross members. Critical to the strength and safety of vehicles, these products carry the load of the vehicle and provide crash integrity.

        Body Structures and Assemblies. The Company's body structures include products that form the basic upper body structure of the vehicle and include large metal stampings such as body pillars, roof rails, side sills, parcel shelves and intrusion beams. The Company's current assemblies include a broad array of highly engineered parts such as brake components and fuel filler assemblies. Such engineered assemblies are a natural extension to the Company's other products in that they are attached to both lower vehicle and body structures.

        Suspension Components, Modules and Systems. The Company's current suspension component products include stamped, formed and welded products such as control arms, suspension links, track bars, spring and shock towers and trailing axles. Critical to the ride, handling and noise characteristics of a vehicle, suspension components are a natural extension of the Company's larger structural components.

        Class A Surfaces and Modules. The Company's current Class A surfaces include exposed sheet metal components such as body sides, pick-up box sides, door panels and fenders. The capability to produce these types of components complements the Company's substantial presence in lower vehicle and body structures and allows for the combination of these offerings into modules for supply to customers.

        Other. The Company manufactures a variety of other products, including heat shields and other precision stampings, for its OEM customers.

        The Company produces value-added assemblies and systems comprised of components that it manufactures as well as those produced by other manufacturers. Assemblies are groups of components that are grouped according to their relative location, while systems are components that are grouped based upon providing functionality. The Company sells these products to OEMs who have been increasingly outsourcing assemblies and systems in order to reduce their production and inventory management costs. The Company currently produces axle assemblies, which consist of stamped metal trailing axles, assembled brake shoes, hoses and tie rods and front and rear structural suspension systems, which consist of control arms and suspension links.

        Customers and Marketing

        The North American automotive market is dominated by General Motors, Ford and DaimlerChrysler, with Transplants representing approximately 21 percent of this market in 2000. The Company currently supplies its products primarily to Ford, DaimlerChrysler, General Motors, Honda, Toyota, Nissan, Fiat, BMW and Volkswagen.

        OEMs typically award contracts that cover parts to be supplied for a particular car model. Such contracts range from one year to over the life of the model, which is generally three to ten years and do not require the purchase by the customer of any minimum number of parts. The Company also competes for new business to supply parts for successor models and therefore is subject to the risk that the OEM will not select the Company to produce parts on a successor model. The Company supplies parts for a broad cross-section of both new and mature models, thereby reducing its reliance on any particular model. For example, the Company supplies parts for substantially all models produced by Ford, Honda and Toyota in North America and also currently supplies DaimlerChrysler with substantially all of its full frame requirements. The following table presents an overview of the major models for which the Company supplies products:

         CUSTOMER                            CAR MODELS                                       TRUCK MODELS
----------------------------      -------------------------------------------       ---------------------------------------

Ford                             Taurus/Sable, Mustang, Escort, Crown              Explorer, Ranger, F-Series, Econoline,
                                 Victoria, Grand Marquis, Fiesta,                  Villager, Windstar, Medium Trucks,
                                 Continental, Focus, LS/Jaguar S-Type,             Expedition/Navigator, Excursion
                                 Cougar, Thunderbird, Towncar, Mondeo
DaimlerChrysler                  Concorde/Intrepid, Neon, Viper, Avenger,          Ram Pick-up, Dakota, Grand Cherokee,
                                 Stratus/Cirrus/Breeze, 300m, Sebring              Voyager, Sprinter, Caravan, Ram Van,
                                                                                   Wrangler, Durango, S-KN, L-KN
General Motors                   Cavalier, Sunfire, Grand Am, Lumina, Grand        Silverado, Sierra, Tahoe, Yukon,
                                 Prix                                              Astro, Safari
Saturn                           LS, LS/LW
Honda                            Accord, Civic, Acura Integra                      Odyssey
Mazda                            626,MX6
Toyota                           Avalon, Camry, Solara                             Sienna, Tacoma, Tundra, Sequoia
Nissan                           Sentra, Altima                                    Quest, Xterra, Frontier
Isuzu                                                                              Rodeo, Amigo
Fiat                             Marea, Punto, Bravo
Audi/Volkswagen                  Passat, Audi A4,Audi A6
BMW                              3 Series, 5 Series
Opel                             Omega, Astra, Agila


        Most of the parts the Company produces have a lead time of two to five years from product development to production. See "Design and Engineering Support." The selling prices of these products are generally negotiated between the Company and its customers and are typically not subject to a competitive bid process.

        Sales of the Company's products to OEMs are made directly by the Company's sales and engineering forces, located at its technical/customer service centers in Novi, Michigan, Rochester Hills, Michigan, Yokohama, Japan, Turin, Italy, Bergisch-Gladbach, Germany, Sao Paolo, Brazil and Hyderabad, India. Through its technical centers, the Company services its OEM customers and manages its continuing programs of product design improvement and development. The Company periodically places engineering staff at various customer facilities to facilitate the development of new programs.

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

        Global Initiatives

        The Company has formed, or is in the process of forming, strategic alliances with other suppliers throughout the world, including those located in Europe, Asia and South America. As part of its acquisition of APC, the Company acquired a 60 percent equity interest in a joint venture, Tower Golden Ring, that manufactures structural components in China. The Company also has equity interests in Mexico through its 40 percent interest in Metalsa, Japan through its 30.8 percent interest in Yorozu and Korea through its 66 percent interest in Seojin. A current focus of the Company's acquisition strategy is to continue to acquire foreign suppliers that would provide the Company with a manufacturing presence in new geographic areas and afford the Company access to new customer opportunities.

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

        OEMs have established quality rating systems involving rigorous inspections of suppliers' facilities and operations. OEMs' factory rating programs provide a quantitative measure of a company's success in improving the quality of its operations. The Company has received quality awards from Ford
(Q1) and DaimlerChrysler (Pentastar). The automotive industry adopted a quality rating system known as QS-9000. The Company has received QS-9000 certification in compliance with the automotive industry requirements.

        Competition

        The Company operates in a highly competitive, fragmented market segment of the automotive supply industry, with a limited number of competitors generating revenues in excess of $200 million. The number of the Company's competitors has decreased in recent years and is expected to continue to decrease due to the supplier consolidation resulting from changing OEM policies. The Company's largest competitors include The Budd Company, a subsidiary of Krupp-Thyssen AG ("Budd"), Magna International, Inc. ("Magna"), Dana Corporation, Midway Products Corp., Modern Tool & Die Co., Midland Corporation and divisions of OEMs with internal stamping and assembly operations, all of which have substantial financial resources. The Company competes with Magna across most of the Company's product lines, and with its other significant competitors in various segments of its product lines. For example, the Company competes with Budd for large stampings, while it competes with Trianon North America, AG Simpson Ltd., and Oxford Automotive, Inc. for medium-size structural stampings.

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

        Suppliers and Raw Materials

        The primary raw material used to produce the majority of the Company's products is steel. The Company purchases hot and cold rolled, galvanized, organically coated, stainless and aluminized steel from a variety of suppliers. The Company employs just-in-time manufacturing and sourcing systems enabling it to meet customer requirements for faster deliveries while minimizing its need to carry significant inventory levels. The Company has not experienced any significant shortages of raw materials and normally does not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules. Raw material costs represented approximately 53 percent of the Company's revenues in 2000.

        Ford, Honda and DaimlerChrysler currently purchase all of the steel used by the Company for their models directly from steel producers. As a result, the Company has minimal exposure to changes in steel prices for parts supplied to Ford, Honda and DaimlerChrysler, which collectively represented 72 percent of the Company's revenues in 2000.

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

        Employees

        As of December 31, 2000, the Company had approximately 16,000 employees worldwide, of whom approximately 6,200 are covered under collective bargaining agreements. These collective bargaining agreements expire between 2002 and 2005. The Company believes that its future success will depend in part on its ability to continue to recruit, retain and motivate qualified personnel at all levels of the Company. The Company has instituted a large number of employee incentive programs to increase employee morale and expand the employees' participation in the Company's business. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

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

                                             SQUARE              TYPE OF
             LOCATION                        FOOTAGE            INTEREST                  DESCRIPTION OF USE
------------------------------------     ----------------     --------------      -----------------------------------
Milwaukee, Wisconsin                           3,465,000          Owned           Manufacturing
Elkton, Michigan                               1,100,000          Owned           Manufacturing
Caserta, Italy
  (2 locations)                                  751,000          Owned           Manufacutirng
Milan, Tennessee                                 531,000          Owned           Manufacturing
Turin, Italy (4 locations)                       512,000          Mixed           Manufacturing/Office
Granite City, Illinois                           458,000          Owned           Manuacturing
Malacky, Slovakia                                453,600          Owned           Manuacturing
Zwickau, Germany                                 409,000          Owned           Manufacturing
Clinton Township, Michigan                       385,000          Owned           Manufacturing
Sebewaing,  Michigan                             366,000          Owned           Manufacturing
Toronto, Ontario                                 329,400          Owned           Manufacturing/Office
Bardstown, Kentucky                              300,000          Owned           Manufacturing
Plymouth, Michigan                               294,000         Leased           Manufacturing
Corydon, Indiana                                 290,000         Leased           Manufacturing
Kalamazoo, Michigan
   (2 locations)                                 220,000          Mixed           Manufacturing/Warehouse/Office
Sao Paolo, Brazil                                171,000          Owned           Manufacturing/Office
Traverse City, Michigan                          170,000          Owned           Manufacturing
Greenville, Michigan                             156,000          Owned           Manufacturing/Office
Changchun, China                                 140,500        Leased(1)         Manufacturing
Auburn, Indiana                                  132,000          Owned           Manufacturing/Office
Kendallville, Indiana                            131,000          Owned           Manufacturing
Bellevue, Ohio                                   126,000          Owned           Manufacturing
Bluffton, Ohio                                   102,000          Owned           Manufacturing
Bergisch-Gladbach, Germany                       102,000          Owned           Manufacturing/Engineering/Office
Rochester Hills, Michigan                         89,000         Leased           Office/Engineering/Design
Barrie, Ontario                                   72,000         Leased           Manufacturing
Belcamp, Maryland                                 70,000          Owned           Manufacturing
Minas Gerais, Brazil                              60,000          Owned           Manufacturing
Upper Sandusky, Ohio                              56,000          Owned           Manufacturing
Buchholz, Germany                                 54,000          Owned           Manufacturing
Opole, Poland                                     54,000          Owned           Manufacturing
Novi, Michigan                                    47,000         Leased           Engineering/Design/Sales
Bowling Green, Kentucky                           46,000          Owned           Manufacturing
Fenton, Missouri                                  41,000         Leased           Warehouse
Tokod, Hungary                                    22,000          Owned           Manufacturing
Roseville, Michigan                               21,000          Owned           Office/Engineering
Grand Rapids, Michigan                            11,000         Leased           Operating Headquarters
Minneapolis, Minnesota                             5,700         Leased           Corporate Headquarters
Hyderabad, India                                   2,800         Leased           Engineering/Design
Yokohama, Japan                                    1,000         Leased           Sales

------------------------------------


(1) Facility is leased by a joint venture in which the Company holds a 60 percent equity interest.

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

        In connection with the acquisition of APC, A.O. Smith agreed, subject to certain limitations, to indemnify the Company for environmental matters relating to APC arising from events occurring, or conditions arising, prior to the closing date of the acquisition of APC. This indemnification obligation applies to claims to the extent exceeding $250,000 submitted by the Company within three years of the acquisition date. To the extent that such claims exceed $5.0 million in the aggregate, A.O. Smith will indemnify 70 percent of such losses, up to A.O. Smith's maximum $75.0 million indemnification obligation under the purchase agreement. In addition, A.O. Smith has agreed to retain certain environmental liabilities for, among other things, offsite disposal of hazardous substances prior to the acquisition of APC.

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

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of Stockholders during the fourth quarter of 2000.

ADDITIONAL ITEM - EXECUTIVE OFFICERS

        The following table sets forth certain information with respect to the Company's executive officers as of December 31, 2000:

       Name                              Age                    Position
       ----                              ---                    --------

S.A. Johnson..............................60         Chairman and Director
Dugald K. Campbell........................54         President, Chief Executive Officer and
                                                       Director
James W. Arnold...........................48         Vice President
Anthony A. Barone.........................51         Vice President and Chief Financial Officer
Richard S. Burgess........................46         Vice President
Kathy J. Johnston.........................43         Vice President
David D. Krohn............................49         Vice President
Roland J. Loup............................58         Vice President
Tommy G. Pitser...........................53         Vice President
Scott D. Rued.............................44         Vice President, Corporate Development and Director
Antonio R. Zarate.........................56         Vice President

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

        JAMES W. ARNOLD has served as Vice President of the Company since 1999, with current responsibility for the Company's Asian strategy. Mr. Arnold joined the Company in 1998. From 1977 to 1998, Mr. Arnold held a variety of manufacturing, sales, marketing and Asian general management positions at AlliedSignal.

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

        KATHY J. JOHNSTON has served as Vice President of the Company since June 2000 with responsibility for business development. From 1997 to 2000, Ms. Johnston served as Vice President Planning and Business Development at TRW Automotive in Cleveland, Ohio. From 1981 to 1997, Ms. Johnston served in finance, sales and marketing, purchasing, operations and strategic planning roles at TRW's vehicle safety systems group in Detroit, Michigan.

        DAVID D. KROHN has served as Vice President of the Company since December 2000 with responsibility for the Company's strategy in the United States and Canada. From 1999 to 2000, Mr. Krohn served as Senior Vice President for Federal-Mogul Corporation's Brake, Chassis, Ignition and Fuel division and the Asia-Pacific region. From 1990 to 1998, Mr. Krohn served as President and Chief Executive Officer of AE Goetze, Inc.

        ROLAND J. LOUP has served as Vice President of the Company since May 2000 with responsibility for constructing systems, processes and procedures to facilitate the exchange of information throughout Tower Automotive. From 1986 to 2000, Mr. Loup was a partner in Dannemiller Tyson Associates, a consulting firm.

        TOMMY G. PITSER has served as Vice President since 1996, with current responsibility for the Company's European strategy. Mr. Pitser previously had responsibility for the Company's South American strategy and its joint venture investment in China and operations in Barrie, Ontario; Plymouth, Michigan; Yokohama, Japan; Romulus, Michigan; Manchester, Michigan and Novi, Michigan, since May 1996. Prior to joining the Company, Mr. Pitser served in various sales and marketing capacities at MSTI. Prior to joining MSTI, Mr. Pitser served as Market Director-Automotive at AE Goetze North America. From 1969 to 1992, Mr. Pitser was an employee of Borg-Warner Corporation, most recently as General Manager-Marine & Industrial Transmissions.

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

        ANTONIO R. ZARATE has served as Vice President of the Company since May 2000 with responsibility for the Company's strategy in Mexico and South America. From 1994 to 2000, Mr. Zarate served as President of the Automotive Division of Proeza, S.A. de C.V., a diversified international company that has operations primarily in the automotive and citrus juice processing industries.

        There are no family relationships between or among the above-named executive officers. There are no arrangements or understandings between any of these officers pursuant to which any of them served as an officer.

                                     PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS

        The Common Stock is traded on the New York Stock Exchange under the symbol TWR. As of March 21, 2001, there were approximately 2,951 stockholders of record of the Company's stock. The following table sets forth, for the periods indicated, the low and high closing sale prices for Common Stock as reported on the New York Stock Exchange:

                                               Low                    High
                                               ---                    ----
1999
----
First Quarter                               $ 17                     $ 26 1/2
Second Quarter                                17 5/8                   26 1/8
Third Quarter                                 17 13/16                 28 1/4
Fourth Quarter                                13 1/2                   20 5/8

2000
----
First Quarter                               $ 11 5/8                 $ 17 1/2
Second Quarter                                11 5/8                   17 5/8
Third Quarter                                  9 1/8                   13 9/16
Fourth Quarter                                 7 1/8                   11

During the last two years, the Company has not paid any cash dividends. The Company has no current intention of paying any cash dividends in 2001. The Company's ability to pay cash dividends on its Common Stock is dependent upon the receipt of dividends or other payments from its operating subsidiaries. The payment of cash dividends to the Company by such operating subsidiaries for the purpose of paying cash dividends on the Common Stock is limited by the terms of the $1.15 billion senior unsecured credit agreement.

ITEM 6.         SELECTED FINANCIAL DATA

        The selected consolidated financial data for Tower Automotive presented below for and as of the end of each of the years in the five-year period ended December 31, 2000, is derived from Tower Automotive, Inc.'s Consolidated Financial Statements which have been audited by Arthur Andersen LLP, independent public accountants. The consolidated financial statements at December 31, 1999 and 2000 and for each of the three years in the period ended December 31, 2000 and the report of independent public accountants thereon are included elsewhere in this report. The consolidated financial statements at and for the years ended December 31, 1995, 1996 and 1997 are not included herein. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and Tower Automotive's Consolidated Financial Statements and Notes to Consolidated Financial Statements, included elsewhere in this report.

                                                             YEARS ENDED DECEMBER 31,
                                   ----------------------------------------------------------------------
                                       1996          1997           1998           1999            2000
                                       ----          ----           ----           ----            ----
INCOME STATEMENT DATA:
Revenues                           $  399,925     $1,235,829     $1,836,479     $2,170,003     $2,531,953
Cost of sales                         338,290      1,058,720      1,562,167      1,823,103      2,160,359
S,G & A expense                        20,004         57,869         85,169        105,950        137,003
Amortization expense                    2,191          9,537         13,472         15,803         21,517
Restructuring and asset
  impairment charge                        --             --             --             --        141,326
Operating income                       39,440        109,703        175,671        225,147         71,748
Interest expense, net                   5,103         28,962         40,318         37,981         64,711
Provision for income taxes             13,700         32,290         54,143         74,866          2,619
Net income                             20,637         46,244         88,040        117,088         13,434
---------------------------------------------------------------------------------------------------------
Basic earnings per share           $     0.81     $     1.14     $     1.91     $     2.50     $     0.29
Diluted earnings per share         $     0.77     $     1.09     $     1.68     $     2.10     $     0.28

                                      DEC. 31,        DEC. 31,       DEC. 31,       DEC. 31,        DEC. 31,
                                        1996            1997           1998           1999            2000
                                        ----            ----           ----           ----            ----
BALANCE SHEET DATA:
Working capital                    $    85,523     $   140,592     $   106,936     $   126,940     $   (24,181)
Total assets                           402,595       1,680,088       1,936,167       2,552,550       2,892,747
Long-term debt                         113,460         743,934         542,349         921,221       1,141,900
Stockholders' investment               181,877         515,279         606,796         727,135         700,095


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RECENT TRANSACTIONS

        In December 2000, the Company sold its Roanoke Heavy Truck Business to its joint venture partner, Metalsa, for net proceeds of approximately $55 million, which approximated the book value of the net assets sold, plus an earnout of up to $30 million based on achieving certain profit levels over the next three years. The net proceeds were used to repay outstanding indebtedness under the revolving credit facility.

        In November 2000, the Company completed the acquisition of Presskam, a manufacturer of upper body structural assemblies for Volkswagen, Porsche and Skoda, located near Bratislava, Slovakia. The Company paid total consideration of approximately $10 million for Presskam and intends to use the investment to further support Volkswagen's Bratislava assembly operation.

        In September 2000, the Company acquired a 17 percent equity interest in Yorozu, a supplier of suspension modules and structural parts to the Asian and North American automotive markets, from Nissan. Yorozu is based in Japan and is publicly traded on the first tier of the Tokyo Stock Exchange. Its principal customers include Nissan, Auto Alliance, General Motors, Ford, and Honda. The Company will pay Nissan approximately $38 million over two and one half years for the 17 percent interest. In addition, the Company has an option to increase its holdings in Yorozu by 13.8 percent through the purchase of additional Yorozu shares. In February 2001, the Company exercised the right to purchase the additional equity interest and will pay Nissan approximately $30 million over two and one half years for the additional 13.8 percent interest.

        In July 2000, the Company acquired the remaining 60 percent equity interest in Caterina for approximately $42 million. The initial 40 percent interest was acquired in March 1998, for approximately $48 million. Caterina is a supplier of structural stampings and assemblies to the Brazilian automotive market, including Volkswagen and Mercedes-Benz. The acquisition was funded with proceeds from the Company's revolving credit facility.

        In May 2000, the Company acquired all of the outstanding common stock of Algoods for total consideration of approximately $33 million. Algoods manufactures aluminum heat shields and impact discs for the North American automotive industry from aluminum mini-mill and manufacturing operations located in Toronto, Canada. Its primary customer is DaimlerChrysler. The acquisition of Algoods represents a significant investment in processing technology for lightweight materials which complements the Company's existing heat shield capabilities and provides opportunities for application in other lightweight vehicle structural products. The acquisition was funded with proceeds from the Company's revolving credit facility.

        In March 2000, the Company invested $2.1 million in the formation of a product technology and development joint venture with Defiance Testing & Engineering Services, Inc., a subsidiary of GenTek Inc. The joint venture, DTA Development, located in Westland, Michigan, will provide the Company with product-testing services. Traditionally, the Company utilizes both internal and external product testing extensively to validate complex systems during the development stage of a program. This joint venture will allow the Company to have access to a broader and more cost efficient range of testing capabilities. DTA Development will blend the benefits of chassis product technology and development activities with leading edge commercial testing services.

        Effective January 1, 2000, the Company acquired all of the outstanding shares of Dr. Meleghy for approximately $86.4 million. Dr. Meleghy designs and produces structural stampings, assemblies, exposed surface panels and modules to the European automotive industry. Dr. Meleghy also designs and manufactures tools and dies for use in their production and for the external market. Dr. Meleghy operates three facilities in Germany and one facility in both Hungary and Poland. Dr. Meleghy's main customers include DaimlerChrysler, Audi, Volkswagen, Ford, Opel, and BMW. Products offered by Dr. Meleghy include body side panels, floor pans assemblies, and miscellaneous structural stampings. Based on the purchase contract, the Company will pay an additional $24 million during the first quarter of 2001 for Dr. Meleghy achieving certain operating earnings targets during the 2000 period. The acquisition was financed with proceeds from the Company's revolving credit facility.

        In October 1999, the Company invested $21 million for new shares representing a 49 percent equity interest in Seojin, a supplier of frames, modules and structural components to the Korean automotive industry. Total consideration for the equity interest was financed under the Company's revolving credit facility. In addition, the Company advanced $19 million to Seojin in exchange for variable rate convertible bonds (the "Bonds") due October 30, 2009. The conversion rate is based upon a predetermined formula that would increase the Company's equity interest to 66 percent. On October 31, 2000, the Company exercised its right to convert the bonds into 17 percent of the common stock of Seojin. Based upon the formula for conversion of the Seojin bonds, the Company paid an additional $1.2 million for the 17 percent equity interest.

        In October 1999, the Company loaned $30.0 million to J. L. French in exchange for a convertible subordinated promissory note due October 14, 2009. The note bears interest at 7.5 percent annually with interest payable on the last day of each calendar quarter beginning December 31, 1999. In November 2000, the Company exercised its option to convert the note into 7,124 shares of Class A "1" Common Stock of J.L. French, which has a 7.5 percent pay-in-kind dividend right. Additionally, in November 2000, the Company invested $2.9 million in J.L. French through the purchase of Class P Common Stock, which has an 8 percent pay-in-kind dividend right. In May 2000, the Company invested $11.0 million in
J. L. French through the purchase of Class A Common Stock. At December 31, 2000, the Company has an ownership interest of approximately 16 percent in J. L. French.

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

        In conjunction with its acquisitions, the Company has established reserves for certain costs associated with facility shutdown and consolidation activities and for general and payroll related costs primarily for planned employee termination activities. As of December 31, 1999, approximately $13.8 million and $6.4 million were recorded for facility shutdown and payroll related costs, respectively. Additional reserves of $1.0 million related to facility shutdown costs were recorded for the year ended December 31, 2000. Costs incurred and charged to such reserves amounted to $7.5 million for facility shutdown costs and $2.5 million for payroll related termination costs during the year ended December 31,

2000. At December 31, 2000, liabilities of approximately $7.3 million for costs associated with facility shutdown and consolidation and $3.9 million of costs for planned employee termination activities remained. The timing of facility shutdown and consolidation activities has been adjusted to reflect customer concerns with supply interruption. These reserves have been utilized as originally intended and management believes the liabilities recorded for shutdown and consolidation activities are adequate but not excessive as of December 31, 2000.

        In certain instances, the Company is committed under existing agreements to supply product to its customers at selling prices that are not sufficient to cover the direct costs to produce such parts. The Company is obligated to supply these products to its customers for the life of the related vehicles, three to ten years. Accordingly, the Company recognizes losses at the time these losses are probable and reasonably estimable at an amount equal to the minimum amount necessary to fulfill its obligations to its customers. The reserves established in connection with these recognized losses are reversed as the product is shipped to the customers. Such amounts reversed during the years ended December 31, 2000, 1999 and 1998 were $8.4 million, $16.8 million, and $9.7 million, respectively.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 TO THE YEAR ENDED DECEMBER 31,
1999

        Revenues. Revenues for the year ended December 31, 2000 were $2.5 billion, a 16.7 percent increase, compared to $2.2 billion for the year ended December 31, 1999. The increase was primarily due to $506.0 million related to the acquisitions of Active in July 1999, Dr. Meleghy effective January 2000, Algoods in May 2000, Caterina in July 2000, Seojin in November 2000, and Presskam in November 2000. These increases were offset by declines in GM truck programs of $114.0 million and heavy truck rail manufacturing sales of $56.6 million. Overall net increases on all other platforms, including the Ford Focus, Taurus, Explorer, Expedition, Excursion, and Lincoln LS/Jaguar S-Type, Nissan Xterra and Dodge Dakota, of $26.6 million composed the balance of the revenue change.

        The automotive market is highly cyclical and is dependent on consumer spending. During the third and fourth quarters of 2000, the automotive market began experiencing a decline in production levels. This decline is anticipated to continue through the first, and possibly the second, quarter of 2001. Due to the relatively long lead times required for many of the Company's complex structural components, it may be difficult, in the short term, for the Company to obtain new sales to replace any decline in the sales of existing products. As a result, the Company has been actively pursuing the actions necessary to mitigate the effects of this production downturn, focusing on reducing costs, maximizing its cash return on invested capital, reducing debt balances and matching capital expenditures with operating cash flow.

        Cost of Sales. Cost of sales as a percent of revenues for the year ended December 31, 2000 was 85.3 percent compared to 84.0 percent for the year ended December 31, 1999. The decrease in gross margins was due to significant launch activity on the new Ford Explorer program, the effects of volume declines in the GM truck sales and heavy truck rail sales, the DaimlerChrysler plant shutdowns, production slowdowns at Ford due to the Firestone tire recall and increasing lower margin foreign sales in 2000 as compared to 1999.

        S, G & A Expenses. Selling, general and administrative expenses increased to $137.0 million, or 5.4 percent of revenues, for the year ended December 31, 2000 compared to $106.0 million, or 4.9 percent of revenues, for the year ended December 31, 1999. The increased expense was due to incremental costs associated with the Company's acquisitions of Active, Dr. Meleghy, Algoods, Caterina, Seojin and Presskam of $20.5 million and increased engineering, program development, and launch costs related to new business of approximately $8.6 million. The realization of gains on the cash settlement of amounts due under the interest rate swap and lock agreements during 1999, had the effect of reducing the 1999 expense by $1.9 million.

        Amortization Expense. Amortization expense for the year ended December 31, 2000 was $21.5 million compared to $15.8 million for the year ended December 31, 1999. The increase was due to the incremental goodwill amortization related to the acquisitions of Active in 1999 and Dr. Meleghy, Algoods, Caterina, and Presskam in 2000.

        Interest Expense. Interest expense for the year ended December 31, 2000 was $64.7 million compared to $38.0 million for the year ended December 31, 1999. Interest expense increased due to (i) increased borrowings incurred to fund the Company's acquisitions of Active, Dr. Meleghy, Algoods, Caterina and Presskam of $23.0 million, (ii) increased borrowings to fund the Company's joint venture interest in Yorozu of $0.6 million, (iii) increased interest rates and spreads associated with the new credit agreement of $8.7 million, and (iv) the issuance of the senior Euro notes of $5.3 million. These increases were offset by increased interest income from the convertible notes in J.L. French and Seojin of $4.9 million and increased capitalized interest on construction projects of $6.0 million.

        Income Taxes. The effective income tax rate was 37.2 percent for the year ended December 31, 2000 and 40 percent for the year ended December 31, 1999. The decrease in the effective rates in 2000 is due primarily as a result of increased income in lower tax jurisdictions.

        Equity in Earnings of Joint Ventures. Equity in earnings of joint ventures net of tax was $22.5 million and $15.3 million for the years ended December 31, 2000 and 1999, respectively. These amounts represent the Company's share of the earnings from its joint venture interests in Metalsa, Caterina, Tower Golden Ring and Seojin. The increase in 2000 was due primarily to the full year impact of earnings related to the Seojin joint venture.

        Minority Interest. Minority interest for the years ended December 31, 2000 and 1999 represents dividends, net of income tax benefits, on the Preferred Securities.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31,
1998

        Revenues. Revenues for the year ended December 31, 1999 were $2.2 billion, an 18.2 percent increase, compared to $1.8 billion for the year ended December 31, 1998. The increase was partially due to net new business of approximately $157.3 million. The new business related primarily to the Ford Explorer, F-Series pick-up, Ranger, Excursion and Lincoln LS/Jaguar S Type, Dodge Durango and Dakota, Chrysler LH, and Fiat. Additional increases of $190.5 million related to the acquisitions of IMAR and OSLAMT in July 1998, and Active in July 1999 were offset by $39.0 million related to the sale of the Company's Hinge Business in August 1998. The General Motors strike had the effect of reducing revenues in the 1998 period by approximately $24.7 million.

        Cost of Sales. Cost of sales as a percent of revenues for the year ended December 31, 1999 was 84.0 percent compared to 85.1 percent for the year ended December 31, 1998. Improvement in gross profit was due to increased production volumes and product mix on light truck, sport utility and other models served by the Company. The improvement from increased production was partially offset by inefficiencies caused by customer demand exceeding planned capacity at certain locations, resulting in weekend overtime to meet production, and inefficiencies due to significant launch activity.

        S, G & A Expenses. Selling, general and administrative expenses increased to $106.0 million, or 4.9 percent of revenues, for the year ended December 31, 1999 compared to $85.2 million, or 4.6 percent of revenues, for the year ended December 31, 1998. The increased expense was due to incremental costs associated with the Company's acquisitions of IMAR, OSLAMT, and Active of $11.9 million and increased engineering, program development, and launch costs related to new business of approximately $9.1 million. Additionally, the Company wrote off certain expenses of approximately $1.7 million relating to unsuccessful acquisition efforts. This increase was offset partially by the realization of gains totaling $1.9 million on the cash settlement of amounts due under the interest rate swap and lock agreements during 1999.

        Amortization Expense. Amortization expense for the year ended December 31, 1999 was $15.8 million compared to $13.5 million for the year ended December 31, 1998. The increase was due to amortization related to the costs associated with the Preferred Securities, incremental goodwill amortization related to the acquisitions of IMAR and OSLAMT including performance payments, and the goodwill amortization associated with the Active acquisition.

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

        Income Taxes. The effective income tax rate was 40 percent for the years ended December 31, 1999 and 1998. The effective rates differed from the statutory rates primarily as a result of state taxes and non-deductible goodwill amortization.

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

RESTRUCTURING AND ASSET IMPAIRMENT CHARGE

        On October 2, 2000, the Company's board of directors approved a comprehensive operational realignment plan (the "Plan"), which is intended to improve the Company's long-term competitive position and lower its cost structure. The Plan includes phasing out the heavy truck rail manufacturing in Milwaukee, Wisconsin; reducing stamping capacity by closing the Kalamazoo, Michigan facility; and consolidating related support activities across the enterprise. The Company recognized a charge to operations of approximately $141.3 million in the fourth quarter of 2000, which reflects the estimated qualifying "exit costs" to be incurred over the next 12 months under the Plan.

        The charge includes costs associated with asset impairments, severance and outplacement costs related to employee terminations, loss contract provisions and certain other exit costs. These activities are anticipated to result in a reduction of more than 800 employees. Through December 31, 2000, the Company had eliminated approximately 200 employees pursuant to the Plan. The estimated realignment charge does not cover certain aspects of the Plan, including movement of equipment and employee relocation and training. These costs will be recognized in future periods as incurred.

        The asset impairments consist of long-lived assets, including fixed assets, manufacturing equipment and land, from the facilities the Company intends to dispose of or discontinue. For assets that will be disposed of currently, the Company measured impairment based on estimated proceeds on the sale of the facilities and equipment. The carrying value of the long-lived assets held for sale on disposal is approximately $3.8 million as of December 31, 2000. For assets that will be held and used in the future, the Company prepared a forecast of expected undiscounted cash flows to determine whether asset impairment existed, and used fair values to measure the required write-downs. These asset impairments have arisen only as a consequence of the Company making the decision to exit these activities during the fourth quarter of 2000.

        Based on the current plan, the Company anticipates this charge will require cash payments of approximately $37.6 million combined with the write-off of assets having a book value of approximately $103.7 million.

        The accrual for operational realignment and other costs is included in accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2000. The table below summarizes the accrued operational realignment and other charges through December 31, 2000 (in millions):

                                                                SEVERANCE AND
                                                                -------------
                                                    ASSET        OUTPLACEMENT      LOSS       OTHER EXIT
                                                    -----        ------------      ----       ----------
                                                 IMPAIRMENTS         COSTS       CONTRACTS       COSTS           TOTAL
                                                 -----------         -----       ---------       -----           -----
Provision for operational realignment and
   other charges                                     $103.7         $ 25.2         $  8.1         $  4.3         $141.3
Cash payments                                            --           (8.7)          (2.5)          (0.3)         (11.5)
Non cash charges                                      (73.1)            --             --             --          (73.1)
                                                     ------         ------         ------         ------         ------
Balance at December 31, 2000                         $ 30.6         $ 16.5         $  5.6         $  4.0         $ 56.7
                                                     ======         ======         ======         ======         ======

        The following table summarizes the major components of the asset impairment charge for the year ended December 31, 2000 (in millions):

                                                                                  CARRYING
                                                                                   AMOUNT
                                                                                   ------

Milwaukee Heavy Truck Rail Manufacturing                                           $  47.3
Milwaukee Press Operations Machinery & Equipment                                       7.9
Milwaukee Shared Services Land & Equipment                                            19.8
Milwaukee Prototype & Technical Center Building, Machinery & Equipment                14.0
Kalamazoo Stamping Operations Land, Building & Equipment                               5.7
Granite City Stamping Operations Machinery & Equipment                                 4.6
Related Stamping & Assembly Machinery & Equipment                                      4.4
                                                                                   -------

TOTAL                                                                              $ 103.7
                                                                                   =======

The triggering event for each major component's asset impairment charge was the decision to exit the activities, which was made by the Company's board of directors on October 2, 2000. The assets will be abandoned or disposed of upon the exit of the activity, with expected completion during the first nine months of 2001.

LIQUIDITY AND CAPITAL RESOURCES

        In July 2000, the Company replaced its existing $750 million amortizing credit agreement with a new six-year $1.15 billion senior unsecured credit agreement. The new credit agreement includes a non-amortizing revolving facility of $825 million along with an amortizing term loan of $325 million. The new facility also includes a multi-currency borrowing feature that allows the Company to borrow up to $500 million in certain freely tradable offshore currencies, and letter of credit sublimits of $100 million. As of December 31, 2000, approximately $8.2 million of the outstanding borrowings are denominated in Japanese yen and $63.7 million of the outstanding borrowings are denominated in Euro. Interest on the new credit facility is at the financial institutions' reference rate, LIBOR, or the Eurodollar rate plus a margin ranging from 0 to 200 basis points depending on the ratio of the consolidated funded debt for restricted subsidiaries of the Company to its total EBITDA. The weighted average interest rate for such borrowings was 5.9 percent for year ended December 31, 2000. The new credit agreement has a final maturity of 2006. As a result of the debt replacement, the Company recorded an extraordinary loss, net of tax, of $3.0 million during the third quarter of 2000.

        The Credit Agreement requires the Company to meet certain financial tests, including but not limited to a minimum interest coverage and maximum leverage ratio. As of December 31, 2000, the Company was in compliance with all debt covenants.

         In July 2000, R. J. Tower (the "Issuer"), a wholly-owned subsidiary of the Company, issued Euro-denominated senior unsecured notes in the amount of E150 million (approximately $141.3 million at

December 31, 2000). The notes bear interest at a rate of 9.25 percent, payable semi-annually. The notes rank equally with all of the Company's other unsecured and unsubordinated debt. The net proceeds after issuance costs were used to repay a portion of the Company's existing Euro-denominated indebtedness under its existing credit facility. The notes mature on August 1, 2010.

        In September 2000, the Company entered into an interest rate swap contract to hedge against interest rate exposure on approximately $160 million of its floating rate indebtedness under its $1.15 billion senior unsecured credit facility. The contracts have the effect of converting the floating rate interest to a fixed rate of approximately 6.9 percent, plus any applicable margin required under the revolving credit facility. The interest rate swap contract was executed to balance the Company's fixed-rate and floating-rate debt portfolios and it expires in September 2005.

        For the periods presented through July 2000, the Company's Credit Agreement included an amortizing revolving credit facility that provided for borrowings of up to $750 million on an unsecured basis with a letter of credit sublimit of $75 million. In addition, under the terms of the revolving credit facility, the equivalent of up to $85 million in borrowings could be denominated in Italian lira. The amount available under the revolving credit facility reduced to $675 million in April 2000, $600 million in April 2001 and $500 million in April 2002. The Credit Agreement had a final maturity of April 2003. Interest on the credit facility is at the prime rate or LIBOR plus a margin ranging from 17 to 50 basis points depending upon the ratio of the consolidated indebtedness of the Company to its total capitalization.

        In August 1999, the Company amended and restated its Credit Agreement to include a term loan add on facility of $325 million. The weighted average interest rate for the term loan facility was 7.4 percent for the year ended December 31, 1999. The proceeds from the term facility were used to repay outstanding indebtedness under the revolving facility incurred in connection with the acquisition of Active in July 1999. The term loan facility was replaced in July 2000 by the amortizing term loan under the new $1.15 billion senior unsecured credit agreement.

        During 1997, the Company entered into interest rate swap contracts to hedge against interest rate exposures on certain floating-rate indebtedness under its $750 million amortizing revolving credit facility. These contracts, which were to expire in November 2002, had the effect of converting the floating-rate interest related to a notional amount of $300 million of borrowings outstanding under the revolving credit facility into a fixed-rate of approximately 6.75 percent. The interest rate swap contract was executed to balance the Company's fixed-rate and floating-rate debt portfolios. During June 1999, the Company terminated its position in the interest rate swap contracts resulting in a gain of $0.5 million.

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

        During the year ended December 31, 2000, the Company generated $203.3 million of cash from operations. This compares with $227.3 million provided during the same period in 1999. Cash provided by net income before depreciation and amortization was $158.2 million and $228.7 million for 2000 and 1999, respectively. During 2000, operating cash included a restructuring and asset impairment charge of $141.3 million, offset by cash restructuring payments of $11.5 million and an extraordinary loss on the early extinguishments of debt of $3.0 million. Other operating items and working capital requirements relating to customer tooling development and related receivables during pre-launch phase decreased operating cash flow by approximately $87.7 million and $1.4 million during the 2000 and 1999 periods, respectively.

        Net cash used in investing activities was $377.4 million during the year ended December 31, 2000 as compared to $599.2 million in the prior period. Net capital expenditures totaled $181.8 million and $197.3 million for the comparable 2000 and 1999 periods, respectively. Acquisitions and investments in joint ventures were approximately $251.0 million and $401.9 million for the 2000 and 1999 periods, respectively. The sale of the Roanoke Heavy Truck Business contributed $55.4 million during the 2000 period.

        Net cash provided by financing activities totaled $173.9 million for the year ended December 31, 2000 compared with $372.1 million in the prior period. Net proceeds from borrowings were $207.3 million in 2000, with net proceeds of $367.5 million in 1999. The issuance of stock from the Company's employee stock purchase plan and option plan contributed $6.8 million and $4.6 million to cash flow for 2000 and 1999, respectively. During 2000, the Company used cash of $40.2 million to repurchase common stock.

        At December 31, 2000, the Company had unused borrowing capacity of approximately $326 million, under its most restrictive debt covenant. The Company believes the borrowing availability under its credit agreement, together with funds generated by operations, should provide liquidity and capital resources to pursue its business strategy for the foreseeable future, with respect to working capital, capital expenditures, and other operating needs. The Company estimates its 2001 capital expenditures will approximate $225 million. Under present conditions, management does not believe access to funds will restrict its ability to pursue its business strategy.

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

        At December 31, 2000, Tower Automotive had total debt and obligations under capital leases of $1.3 billion. The debt is comprised of fixed rate debt of $501.3 million and floating rate debt of $789.7 million. The pre-tax earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt would be approximately $7.9 million, holding other variables constant. A one percentage point increase in interest rates would not materially impact the fair value of the fixed rate debt.

        A portion of Tower Automotive's 2000 and 1999 revenues were derived from manufacturing operations in Europe, Asia and South America. The results of operations and financial position of the Company's foreign operations are principally measured in its respective currency and translated into U.S. dollars. The effects of foreign currency fluctuations in Europe, Asia and South America are somewhat mitigated by the fact that expenses are generally incurred in the same currency in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.

        A portion of Tower Automotive's assets at December 31, 2000 and 1999 are based in its foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders' investment. Accordingly, the Company's consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

        The Company's strategy for management of currency risk relies primarily upon conducting its operations in a country's respective currency and may, from time to time, engage in hedging programs intended to reduce the Company's exposure to currency fluctuations. As of December 31, 2000, the Company held no foreign currency hedge positions. Management believes the effect of a one percent appreciation or depreciation in foreign currency rates would not materially affect the Company's financial position or results of operations for the years ended December 31, 2000 and 1999.

YEAR 2000

        The Company completed its effort in resolving the impact of the year 2000 ("Y2K") on the processing of date-sensitive information by the Company's computerized and embedded systems. The Company experienced no significant business interruption as a result of Y2K, either internally or externally from suppliers. The Company does not anticipate any further impact relating to date-sensitive information processing capabilities. The Company spent approximately $2.0 million during the year ended December 31, 1999 on Y2K readiness activities.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," becomes effective for years beginning after June 15, 2000. The Company adopted SFAS No. 133 effective January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or its results of operations.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        See "Market Risk" section of Item 7.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements of Tower Automotive are hereby incorporated by reference to Exhibit 99.1.

        Management of the Company is responsible for the financial information and representations contained in the consolidated financial statements and other sections of the 2000 Annual Report. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and therefore include certain amounts based on management's best estimates and judgments. The financial information contained elsewhere in the 2000 Annual Report is consistent with that in the consolidated financial statements.

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

        Arthur Andersen LLP is engaged to express an opinion as to whether the consolidated financial statements present fairly, in all material respects and in accordance with generally accepted accounting principles, the financial position, results of operations and cash flows of the Company. Solely for purposes of planning and performing their audit of the Company's 2000 financial statements, Arthur Andersen LLP obtained an understanding of, and selectively tested, certain aspects of the Company's system of internal controls.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.
                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        A.      DIRECTORS OF THE REGISTRANT

        The information required by Item 10 with respect to the directors and director nominees is incorporated herein by reference to the section labeled "Election of Directors" which appears in the Company's 2001 Proxy Statement.

        B.      EXECUTIVE OFFICERS

        See "Additional Item - Executive Officers" in Part I.

        C.      SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        The information required by Item 10 with respect to compliance with reporting requirements is incorporated herein by reference to the section labeled "Section 16(a) Beneficial Ownership Reporting Compliance" which appears in the Company's 2001 Proxy Statement.

ITEM 11.        EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated herein by reference to the sections labeled "Compensation of Directors" and "Executive Compensation" which appear in the Company's 2001 Proxy Statement, excluding information under the headings "Compensation Committee Report on Executive Compensation" and "Performance Graph."

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by Item 12 is incorporated herein by reference to the section labeled "Security Ownership" which appears in the Company's 2001 Proxy Statement.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 is incorporated herein by reference to the sections labeled "Other Compensatory Agreements" and "Certain Relationships and Related Transactions" which appears in the Company's 2001 Proxy Statement.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)     DOCUMENTS FILED AS PART OF THIS REPORT

                (1)     Financial Statements:

                        -       Report of Independent Public Accountants
                        - Consolidated Balance Sheets as of December 31, 2000 and 1999
                        - Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998
                        - Consolidated Statements of Stockholders' Investment for the Years Ended December 31, 2000, 1999 and 1998
                        - Consolidated Statement of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998 -
                        -       Notes to Consolidated Financial Statements

                (2)     Financial Statement Schedules:

                        -       Report of Independent Public Accountants - S-1

                        - Financial Statement Schedule I - Condensed Financial Information of Registrant - S-2


                        - Financial Statement Schedule II - Valuation and Qualifying Accounts of Registrant

                (3)     Exhibits: See "Exhibit Index" beginning on page 31.

        (b)     REPORTS ON FORM 8-K

                (1) During the fourth quarter of 2000, the Company filed the following Form 8-K Current Reports with the Securities and Exchange Commission:

                        - The Company's Current Report on Form 8-K, dated October 2, 2000 (Commission File No. 1-12733), under Items 5 and 7.

                        - The Company's Current Report on Form 8-K, dated October 23, 2000 (Commission File No. 1-12733), under Items 5 and 7.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TOWER AUTOMOTIVE, INC.

Date:  March 21, 2001                       By/s/ S.A. Johnson
                                              ----------------------------------
                                               S.A. Johnson, Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                                   Date
---------                           -----                                   ----

/s/ S.A. Johnson                    Chairman and Director               March 21, 2001
-----------------------------
S.A. Johnson

/s/ Dugald K. Campbell              President, Chief Executive          March 21, 2001
-----------------------------         Officer (Principal Executive
Dugald K. Campbell                    Officer) and Director


/s/ James R. Lozelle                Director                            March 21, 2001
-----------------------------
James R. Lozelle

/s/ Scott D. Rued                   Vice President, Corporate           March 21, 2001
-----------------------------         Development and Director
Scott D. Rued

/s/ F.J. Loughrey                   Director                            March 21, 2001
-----------------------------
F.J. Loughrey

/s/ Kim B. Clark                    Director                            March 21, 2001
-----------------------------
Kim B. Clark

/s/ Enrique Zambrano                Director                            March 21, 2001
-----------------------------
Enrique Zambrano

/s/ Jurgen M. Geissinger            Director                            March 21, 2001
-----------------------------
Jurgen M. Geissinger

/s/ Ali Jenab                       Director                            March 21, 2001
-----------------------------
Ali Jenab

/s/ Anthony A. Barone               Vice President and Chief            March 21, 2001
-----------------------------       Financial Officer (Principal
Anthony A. Barone                     Accounting Officer)

                             TOWER AUTOMOTIVE, INC.
                         EXHIBIT INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                                                                  Page Number in
                                                                                  Sequential
                                                                                  Numbering
                                                                                  of all Form 10-K
Exhibit                                                                           and Exhibit Pages
-------                                                                           -----------------

3.1     Amended and Restated Certificate of Incorporation of the Registrant, as           *
        amended by the Certificate of Amendment to Certificate of Incorporated,
        dated June 2, 1997, incorporated by reference to the Registrant's Form
        S-3 Registration Statement (Registration No. 333-38827), filed under the
        Securities Act of 1933 (the "S-3").

3.2     Amended and Restated By-laws of the Registrant, incorporated by                   *
        reference to Exhibit 3.2 of the Company's Form S-1 Registration
        Statement (Registration No. 33-80320) (the "S-1").

4.1     Form of Common Stock Certificate, incorporated by reference to Exhibit            *
        4.1 of the S-1.

4.2     Euro Indenture, dated July 25, 2000, by and among R.J. Tower                      *
        Corporation, certain of its affiliates and United States Trust Company of New York, as trustee (including the form of notes), incorporated by reference to Exhibit 4.1 of the Registrant's Form S-4 Registration
        Statement (Reg. No. 333-45528), as filed with the SEC on
        December 21, 2000 (the "S-4")

4.3     Exchange and Registration Rights Agreement, dated July 25, 2000, by and           *
        among R.J. Tower Corporation, certain of its affiliates and Chase
        Manhattan International Limited, Bank of American International Limited,
        ABN AMRO Incorporated, Donaldson, Lufkin & Jennrette International,
        First Chicago Limited and Scotia Capital (USA) Inc. (collectively, the
        "Initial Purchasers"), incorporated by reference to Exhibit 4.2 of the
        S-4.

4.4     Deposit Agreement, dated July 25, 2000, among R.J. Tower Corporation,             *
        Deutsche Bank Luxembourg S.A., and the Trustee, incorporated by reference to Exhibit 4.3 of the S-4.

4.5     Indenture, dated as of July 28, 1997, by and between the Registrant               *
        and Bank of New York, as trustee (including form of 5% Convertible
        Subordinated Note due 2004) incorporated by reference to Exhibit 4.5 of the S-3.

10.1    Registration Agreement dated as of April 15, 1993 between the Registrant          *
        and certain investors; and First Amendment to Registration Agreement dated as of May 4, 1994 by and among the Registrant and certain investors, incorporated by reference to Exhibit 10.4 of the S-1.

10.2    Form of Convertible Promissory Note dated as of May 4, 1994 of the                *
        Registrant, incorporated by reference to Exhibit 10.12 of the S-1.

10.3**  Stock Option Agreement dated May 4, 1994 by and between the Registrant            *
        and James R. Lozelle incorporated by reference to Exhibit 10.14 of the
        S-1.

10.4**  1994 Key Employee Stock Option Plan, incorporated by reference to                 *
        Exhibit 10.18 of the S-1.

10.5    Registration Rights and Voting Agreement dated as of May 31, 1996,                *
        between Tower Automotive, Inc. and MascoTech, Inc., incorporated by reference to Exhibit 4.17 of the May 8-K.

10.6**  Tower Automotive, Inc. Independent Director Stock Option Plan,                    *
        incorporated by reference to Exhibit 4.3 of the Registrant's Form S-8 dated December 5, 1996, filed under the Securities Act of 1933.

10.7    Joint Venture Agreement by and among Promotora de Empresas Zano, S.A. de          *
        C.V., Metalsa, S.A. de C.V. and R.J. Tower Corporation dated as of
        September 26, 1997, incorporated by reference to Exhibit 2.1 of the
        Registrant's Form 8-K dated October 23, 1997, filed under the Securities
        Exchange Act of 1934.

10.8    Certificate of Trust of Tower Automotive Capital Trust, incorporated by           *
        reference to Exhibit 4.1 of the Registrant's Quarterly Report on Form
        10-Q for the quarterly period ended June 30, 1998, filed under the
        Securities Exchange Act of 1934.

10.9    Amended and Restated Declaration of Trust of Tower Automotive Capital             *
        Trust, dated June 9, 1998, incorporated by reference to Exhibit 4.2 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, filed under the Securities Exchange Act of 1934.

10.10   Junior Convertible Subordinated Indenture for the 6 3/4% Convertible              *
        Subordinated Debentures, between Tower Automotive, Inc. and the First
        National Bank of Chicago, as Subordinated Debt Trustee, dated as of June
        9, 1998, incorporated by reference to Exhibit 4.3 of the Registrant's
        Quarterly Report on Form 10-Q for the quarterly period ended June 30,
        1998, filed under the Securities Exchange Act of 1934.

10.11   Form of 6 3/4% Preferred Securities, incorporated by reference to                 *
        Exhibit 4.4 of the Registrant's Quarterly Report on Form 10-Q for the
        quarterly period ended June 30, 1998, filed under the Securities
        Exchange Act of 1934.

10.12   Form of 6 3/4% Junior Convertible Subordinated Debentures, incorporated           *
        by reference to Exhibit 4.5 of the Registrant's Quarterly Report on Form
        10-Q for the quarterly period ended June 30, 1998, filed under the
        Securities Exchange Act of 1934.

10.13   Guarantee Agreement, dated as of June 9, 1998, between Tower Automotive,          *
        Inc., as Guarantor, and the First National Bank of Chicago, as Guarantee
        Trustee, incorporated by reference to Exhibit 4.6 of the Registrant's
        Quarterly Report on Form 10-Q for the quarterly period ended June 30,
        1998, filed under the Securities Exchange Act of 1934.

10.14   Amended and Restated Credit Agreement among R.J. Tower Corporation,               *
        Tower Italia, S.r.L., Bank of America National Trust and Savings
        Association, as agent, and the other financial institutions named therein, dated August 23, 1999, incorporated by reference to Exhibit
        10.43 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed under the Securities Exchange
        Act of 1934.

10.15   Asset Purchase Agreement, dated October 2, 2000, between                          *
        Metalsa-Roanoke, Inc. and Tower Automotive Products Company, Inc.,
        incorporated by reference to Exhibit 2.1 of the S-4.

10.16   Purchase Agreement, dated July 19, 2000, among R.J. Tower Corporation             *
        ("Issuer"), Tower Automotive, Inc. ("Parent"), those subsidiaries of the
        Issuer named therein (the "Subsidiary Guarantors", and together with
        Parent, the "Guarantors") and the Initial Purchasers, incorporated by reference to Exhibit 1.1 of the S-4.

10.17** Tower Automotive, Inc. Long-Term Incentive Plan, incorporated by                  *
        reference to Appendix A to Parent's Proxy Statement, dated April 12,
        1999.

10.18** Tower Automotive, Inc. Director Deferred Stock Purchase Plan,                     *
        incorporated by reference to Appendix A to Parent's Proxy Statement, dated April 10, 2000

10.19** Tower Automotive, Inc. Key Leadership Deferred Income Stock Purchase              *
        Plan, incorporated by reference to Appendix B to Parent's Proxy
        Statement, dated April 12, 1999.

10.20** Tower Automotive, Inc. Employee Stock Purchase Plan, incorporated by
        reference to Exhibit 10.19 of the S-1.                                            *

10.21   Credit Agreement, dated as of July 25, 2000, among the Issuer, certain direct and indirect wholly-owned subsidiaries of the Issuer and Bank of
        America, N.A., as administrative agent, and The Chase Manhattan Bank, as syndication agent, and the other lenders named therein, incorporated by
        reference to Exhibit 10.1 of the S-4.                                             *

12.1    Statement and Computation of Ratio of Earnings to Fixed Charges filed
        herewith.                                                                        --
21.1    List of Subsidiaries filed herewith.                                             --
23.1    Consent of Independent Public Accountants filed herewith.
99.1    Consolidated Financial Statements of Tower Automotive, Inc. for the Year
        Ended December 31, 2000 together with Report of Independent Public               --
        Accountants filed herewith.



------------------
*   Incorporated by reference.
**  Indicates compensatory arrangement.

                                                                      SCHEDULE I

                             TOWER AUTOMOTIVE, INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in the Tower Automotive, Inc. and Subsidiaries' annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 26, 2001.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule I - Condensed Financial Information of Registrant and Schedule II - Valuation and Qualifying Accounts of Registrant are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                            Arthur Andersen LLP


Minneapolis, Minnesota,
January 26, 2001

                                                                      SCHEDULE I

                             TOWER AUTOMOTIVE, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                     TOWER AUTOMOTIVE, INC. (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999

                  (Amounts in thousands, except share amounts)



                                                                  2000          1999
                                                                  ----          ----

ASSETS
  Investment in consolidated subsidiaries                      $1,107,718    $1,147,746
  Interest receivable                                                 381            --
  Investment in J. L. French                                       43,912        30,000
  Debt issue costs, net of accumulated amortization
    of $4,059 and $2,754                                           11,001        12,306
                                                              ------------  ------------

                                                               $1,163,012    $1,190,052
                                                              ------------  ------------

LIABILITIES AND STOCKHOLDERS' INVESTMENT
  Accrued liabilities                                          $    4,167    $    4,167
  Convertible subordinated notes                                  200,000       200,000
  6 3/4% convertible subordinated debentures payable
    to trust subsidiary                                           258,750       258,750
                                                              ------------  ------------

  Commitments and contingencies

  Stockholders' investment:
    Preferred stock, par value $1; 5,000,000 shares
      authorized; no shares issued or outstanding                      --            --
    Common stock, par value $.01; 200,000,000 shares
      authorized; 47,584,391 and 46,879,454 shares issued
      and outstanding                                                 476           469
    Warrants to acquire common stock                                   --         2,000
    Additional paid-in capital                                    450,455       437,210
    Retained earnings                                             307,956       294,522
    Deferred Income Stock Plan                                     (8,942)       (4,484)

    Accumulated other comprehensive loss -
      cumulative translation adjustment                            (9,672)       (2,582)

    Treasury stock, at cost: 4,112,100 shares                     (40,178)           --
                                                              ------------  ------------
      Total stockholders' investment                              700,095       727,135
                                                              ------------  ------------

                                                               $1,163,012    $1,190,052
                                                              ------------  ------------

   The accompanying notes are an integral part of these condensed statements.

                                                                      SCHEDULE I

                             TOWER AUTOMOTIVE, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                     TOWER AUTOMOTIVE, INC. (PARENT COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                 (in thousands)


                                                     2000         1999        1998
                                                     ----         ----        ----

Amortization expense                              $    1,305    $   1,304  $    1,106
                                                  ----------    ---------  ----------

  Operating loss                                      (1,305)      (1,304)     (1,106)

Interest expense                                      27,466       27,466      19,769

Interest income                                       (2,094)        (488)         --
                                                  ----------    ---------  ----------
  Loss before income taxes and equity in
    earnings of consolidated subsidiaries            (26,677)     (28,282)    (20,875)
Income tax benefit                                    10,671       11,313       8,354
Equity in earnings of consolidated subsidiaries       29,440      134,057     100,561
                                                  ----------    ---------  ----------


  Net income                                      $   13,434    $ 117,088  $   88,040
                                                  ==========    =========  ==========

   The accompanying notes are an integral part of these condensed statements.

                                                                      SCHEDULE I

                            TOWER AUTOMOTIVE, INC.
                CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                   TOWER AUTOMOTIVE, INC. (PARENT COMPANY)
               CONDENSED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                 (Amounts in thousands, except share amounts)

                                                                                                              Deferred
                                            Common Stock          Additional                  Warrants to      Income
                                     ----------------------------   Paid-in      Retained       Acquire        Stock    '
                                        Shares        Amount        Capital      Earnings     Common Stock      Plan
                                        ------        ------        -------      --------     ------------      ----
BALANCE, DECEMBER 31, 1997            45,975,490     $     460     $ 423,403   $    89,394    $    2,000             --
Conversion of Edgewood notes              62,000             1           188            --            --             --
Exercise of options                      112,300             1           467            --            --             --
Sales of stock under Employee
  Stock Discount Purchase Plan           132,090             1         2,344            --            --             --
Collection of common stock
  subscriptions receivable                    --            --            69            --            --             --
Net income                                    --            --            --        88,040            --             --
Other comprehensive income -
  foreign currency
  translation adjustment                      --            --            --            --            --             --
Total comprehensive income
                                     -----------     ---------    ----------   -----------   -----------    ------------
BALANCE, DECEMBER 31, 1998            46,281,880           463       426,471       177,434         2,000             --
Conversion of Edgewood notes             250,000             3           755            --            --             --
Exercise of options                      125,000             1           996            --            --             --
Sales of stock under Employee
  Discount Purchase Plan                 222,574             2         3,579            --            --             --
Deferred Income Stock Plan                    --            --         4,484            --            --         (4,484)
Non-employee options grant                    --            --           897            --            --             --
Collection of common stock
  subscriptions receivable                    --            --            28            --            --             --
Net income                                    --            --            --       117,088            --             --
Other comprehensive income -
  foreign currency
  translation adjustment                      --            --            --            --            --             --
Total comprehensive income
                                     -----------     ---------    ----------   -----------   -----------    ------------
BALANCE, DECEMBER 31, 1999            46,879,454           469       437,210       294,522         2,000         (4,484)
Conversion of warrants                   400,000             4         5,596            --        (2,000)            --
Exercise of options                       56,000             1           348            --            --             --
Sales under the Employee Stock
  Discount Purchase Plan                 224,342             2         2,843            --            --             --
Deferred Income Stock Plan                24,595            --         4,458            --            --         (4,458)
Common share repurchase                       --            --            --            --            --             --
Net income                                    --            --            --        13,434            --             --
Other comprehensive income -
  foreign translation adjustment              --            --            --            --            --             --
Total comprehensive income
                                     -----------     ---------    ----------   -----------   -----------    ------------
BALANCE, DECEMBER 31, 2000           $47,584,391     $     476    $  450,455   $    307,956  $        --    $    (8,942)
                                     ===========     =========    ==========   ===========   ===========    ============

                                                                     Accumulated
                                            Treasury Stock              Other         Total
                                     -----------------------------  Comprehensive  Stockholders
                                        Shares         Amount           Income      Investment
                                        ------         ------           ------      ----------
BALANCE, DECEMBER 31, 1997                    --    $        --    $        22     $   515,279
Conversion of Edgewood notes                  --             --             --             189
Exercise of options                           --             --             --             468
Sales of stock under Employee
  Stock Discount Purchase Plan                --             --             --           2,345
Collection of common stock
  subscriptions receivable                    --             --             --              69

Net income                                    --             --             --
Other comprehensive income -
  foreign currency translation
  adjustment                                  --             --            406

Total comprehensive income                                                              88,446
                                      -----------   ------------   ------------      ---------
BALANCE, DECEMBER 31, 1998                    --             --            428         606,796
Conversion of Edgewood notes                  --             --             --             758
Exercise of options                           --             --             --             997
Sales of stock under Employee
  Discount Purchase Plan                      --             --             --           3,581
Deferred Income Stock Plan                    --             --             --              --
Non-employee options grant                    --             --             --             897
Collection of common stock
  subscriptions receivable                    --             --             --              28
Net income                                    --             --             --
Other comprehensive income -
  foreign currency translation
  adjustment                                  --             --         (3,010)
Total comprehensive income                                                             114,078
                                      -----------   ------------   ------------      ---------
BALANCE, DECEMBER 31, 1999                    --             --         (2,582)        727,135
Conversion of warrants                        --             --             --           3,600
Exercise of options                           --             --             --             349
Sales under the Employee Stock
  Discount Purchase Plan                      --             --             --           2,845
Deferred Income Stock Plan                    --             --             --              --
Common share repurchase               (4,112,100)       (40,178)            --         (40,178)
Net income                                    --             --             --
Other comprehensive income -
  foreign translation
  adjustment                                  --             --         (7,090)
Total comprehensive income                                                               6,344
                                      -----------   ------------   ------------      ---------
BALANCE, DECEMBER 31, 2000            (4,112,100)   $   (40,178)   $    (9,672)      $ 700,095
                                      ===========   ============   ============      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                                      SCHEDULE I

                             TOWER AUTOMOTIVE, INC.
                     CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                     TOWER AUTOMOTIVE, INC. (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                             (Amounts in thousands)



                                                              2000        1999       1998
                                                              ----        ----       ----

Operating Activities:
  Net income                                                $  13,434   $117,088    $ 88,040
  Amortization expense                                          1,305      1,304       1,106
  Equity in earnings of consolidated subsidiaries             (29,440)  (134,057)   (100,561)
  Change in current operating items - interest
    receivable                                                   (381)        --          --
  Change in current operating items - accrued
    liabilities                                                    --          9         (92)
                                                            ---------- ----------   ---------

    Net cash provided by (used in) operating activities       (15,082)   (15,656)    (11,507)
                                                            ---------- ----------   ---------

Investing Activities:
  Dividends received from consolidated subsidiaries            27,466     27,466      19,861
  Additional investment in consolidated subsidiaries           21,000    (16,446)   (260,950)
                                                            ---------- ----------   ---------

    Net cash provided by (used in) investing activities        48,466     11,020    (241,089)
                                                            ---------- ----------   ---------

Financing Activities:
  Net proceeds from issuance of common stock                    6,794      4,636        2,883
  Payments for repurchase of common shares                    (40,178)        --           --
  Net proceeds from 6 3/4% convertible subordinated
    debentures payable to trust subsidiary                         --         --      249,713
                                                            ---------- ----------   ---------

    Net cash provided by (used for) financing activities      (33,384)     4,636      252,596
                                                            ---------- ----------   ---------

    Net change in cash and cash equivalents                        --         --          --

Cash and cash equivalents:
  Beginning of period                                              --         --          --
                                                            ---------- ----------   ---------
  End of period                                             $      --  $      --    $     --
                                                            ---------- ----------   ---------

Supplemental Cash Flow Information:
  Cash paid for -
    Interest                                                $  27,466  $  27,466    $ 19,861
                                                            ---------- ----------   ---------

    Income taxes                                            $      --  $      --    $     --
                                                            ---------- ----------   ---------

   The accompanying notes are an integral part of these condensed statements.

                                                                      SCHEDULE I

                             TOWER AUTOMOTIVE, INC.
                     CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                     TOWER AUTOMOTIVE, INC. (PARENT COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND OPERATIONS

        Tower Automotive, Inc. (the "Parent Company") and its consolidated subsidiaries (the "Subsidiaries"), collectively "the Company", produces a broad range of assemblies and modules for vehicle frames, upper body structures and suspension systems for the global automotive industry. The Company has facilities in the United States, Canada, Italy and Japan, in China through its joint venture investment in Tower Golden Ring, Germany, Hungary, Poland, Brazil, India, Slovakia, Korea, and in Mexico through its joint venture investment in Metalsa.

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

NOTE 4. 6 3/4% CONVERTIBLE SUBORDINATED DEBENTURES

        On June 9, 1998, Tower Automotive Capital Trust (the "Preferred Issuer"), a wholly owned statutory business trust of the Parent Company, completed the offering of $258.8 million of its 6 3/4% Trust Convertible Preferred Securities ("Preferred Securities"), resulting in net proceeds of approximately $249.7 million. The Preferred Securities are redeemable, in whole or in part, on or after June 30, 2001 and all Preferred Securities must be redeemed no later than June 30, 2018. The Preferred Securities are convertible, at the option of the holder, into Common Stock of the Parent Company at a rate of 1.6280 shares of Common Stock for each Preferred Security, which is equivalent to a conversion price of $30.713 per share. The obligations of the Preferred Issuer under the Preferred Securities are fully and unconditionally guaranteed by the Parent Company. Concurrently with the issuance of the Preferred Securities, the Preferred Issuer acquired $258.8 million of the Parent Company's 6 3/4% Convertible Subordinated Debentures ("Debentures") for net proceeds of $249.7 million. Interest is payable quarterly and the notes mature on June 30, 2018. The net proceeds received from the issuance of the Debentures by the Parent Company were contributed as an additional investment in the Subsidiaries.

                                                                      SCHEDULE I

                            TOWER AUTOMOTIVE, INC.
                CONDENSED FINANCIAL INFORMATION OF REGISTRANT


NOTE 5. INVESTMENT IN J.L. FRENCH

        On October 14, 1999, the Company loaned $30.0 million to J.L. French Automotive Castings, Inc. ("J.L. French") in exchange for a convertible subordinated promissory note due October 14, 2009. The note bears interest at 7.5% annually with interest payable on the last day of each calendar quarter beginning December 31, 1999. On November 30, 2000, the Company exercised its option to convert the note into 7,124 shares of Class A "1" Common Stock of J. L. French, which has a 7.5% pay-in-kind dividend right. Additionally, on November 30, 2000, the Company invested $2.9 million in J. L. French through the purchase of Class P Common Stock, which has an 8% pay-in-kind dividend right. On May 24, 2000, the Company invested $11.0 million in J. L. French through the purchase of Class A Common Stock. At December 31, 2000, the Company has an ownership interest of approximately 16% in J. L. French.

NOTE 6. GUARANTEES AND RESTRICTIONS

        Guarantee of Subsidiaries' Debt

        In July 2000, the Subsidiaries replaced the existing $750 million amortizing credit agreement with a new six-year $1.15 billion senior unsecured credit agreement. The new credit agreement includes a non-amortizing revolving facility of $825 million along with an amortizing term loan of $325 million. The new facility also includes a multi-currency borrowing feature that allows the Company to borrow up to $500 million in certain freely tradable offshore currencies, and letter of credit sublimits of $100 million. The Parent Company provided a guarantee for this debt. As of December 31, 2000, approximately $8.2 million of the outstanding borrowings are denominated in Japanese yen and $63.7 million of the outstanding borrowings are denominated in Euro. Interest on the new credit facility is at the financial institutions' reference rate, LIBOR, or the Eurodollar rate plus a margin ranging from 0 to 200 basis points depending on the ratio of the consolidated funded debt for restricted subsidiaries of the Company to its total EBITDA. The weighted average interest rate for such borrowings was 5.9 percent for year ended December 31, 2000. The new credit agreement has a final maturity of 2006. As a result of the debt replacement, the Subsidiaries recorded an extraordinary loss, net of tax, of $3.0 million during the third quarter of 2000.

        In July 2000, R.J. Tower (the "Issuer"), a wholly-owned subsidiary of the Parent Company, issued Euro-denominated senior unsecured notes in the amount of (Euro) 150 million (approximately $141.3 million at December 31, 2000). The notes bear interest at a rate of 9.25 percent, payable semi-annually. The notes rank equally with all of the Company's other unsecured and unsubordinated debt. The net proceeds after issuance costs were used to repay a portion of the Company's existing Euro-denominated indebtedness under its existing credit facility. The notes mature on August 1, 2010.

        In April 1997, the Subsidiaries entered into a revolving credit facility that provided for borrowings of up to $750 million on an unsecured basis with a letter of credit sublimit of $75 million. The Parent Company provided a guarantee for this debt. Under the terms of the credit facility, the equivalent of up to $85 million in borrowings could be denominated in foreign currency. The amount available under the revolving credit facility reduced to $675 million in April 2000, $600 million in April 2001 and $500 million in April 2002. The Credit Agreement had a final maturity of April 2003. Interest on the credit facility is at the prime rate or LIBOR plus a margin ranging from 17 to 50 basis points depending upon the ratio of the consolidated indebtedness of the Company to its total capitalization.

        In August 1999, the Company amended and restated its Credit Agreement to include a term loan add on facility of $325 million. The weighted average interest rate for the term loan facility was 7.4 percent for the year ended December 31, 1999. The proceeds from the term facility were used to repay outstanding indebtedness under the revolving facility incurred in connection with the acquisition of Active in July 1999. The term loan facility was replaced in July 2000 by the amortizing term loan under the new $1.15 billion senior unsecured credit agreement.

                                                                      SCHEDULE I

                             TOWER AUTOMOTIVE, INC.
                     CONDENSED FINANCIAL INFORMATION OF REGISTRANT


        Restrictions on Subsidiaries to Make Distributions to the Parent Company

        Under the terms of the $1.15 billion senior unsecured credit agreement described above, the Subsidiaries are restricted in their ability to dividend, loan or otherwise distribute assets, properties, cash, rights, obligations or securities to the Parent Company. These restrictions are subject to a number of important exceptions, including the ability of the Subsidiaries to: (i) purchase shares of the capital stock of the Parent Company and declare or pay cash dividends to the Parent Company in an aggregate amount equal to $125,000,000 (provided that no event of default exists after giving effect to such action); (ii) declare and pay dividends to the Parent Company to be used to pay taxes and other expenses of the Parent Company and the Subsidiaries on a consolidated basis; and (iii) declare and pay dividends to the Parent Company to enable the Parent Company to make regularly scheduled interest payments or the payment of principal at maturity of any unsecured indebtedness issued by the Parent Company (including the Notes and the Debentures (see Note 3)), the proceeds of which are applied to the prepayment of the revolving loans, in each case (a) has no scheduled principal payments before July 25, 2006; (b) has no guaranty obligation by the borrower under the revolving credit facility; and (c) has terms and conditions which are acceptable to the principal lender under the revolving credit facility. As of December 31, 2000, the Subsidiaries could have paid up to approximately $125.0 million to the Parent Company under the exception described in item (i) above.

                                                                     SCHEDULE II





                             TOWER AUTOMOTIVE, INC.
                VALUATION AND QUALIFYING ACCOUNTS OF REGISTRANT
                             (DOLLARS IN THOUSANDS)


                                                                     RESTRUCTURING
                                                                     -------------
                                                                       AND ASSET
                                                                       ---------
                                 EMPLOYEE           FACILITY          IMPAIRMENT
                                 --------           --------          ----------
      DESCRIPTION                  COST               COST               COST
      -----------                  ----               ----               ----

Balance, December 31, 1997      $    9,036        $     22,666          $        --

Utilization                        (5,402)             (1,485)                   --
Additional Provision                    --                  --                   --
Change in Estimate                    (10)                (69)                   --
                              -------------     ---------------    -------------------

Balance, December 31, 1998           3,624              21,112                   --

Utilization                        (5,229)             (2,523)                   --
Additional Provision                 8,732               5,439                   --
Change in Estimate                   (760)            (10,226)                   --
                              -------------     ---------------    -------------------

Balance, December 31, 1999           6,367              13,802                   --

Utilization                        (2,509)             (7,539)             (84,565)
Additional Provision                    --               1,000              141,326
Change in Estimate                      --                  --                   --
                              -------------     ---------------    -------------------

Balance, December 31, 2000      $    3,858        $      7,263          $    56,761
                              =============     ===============    ===================