Form 10-Q
period 2001-03-31
TOWER AUTOMOTIVE INC
filed 2001-05-15
CIK 925548

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

The number of shares outstanding of the Registrant's common stock, par value $.01 per share, at April 30, 2001 was 44,094,424 shares.

                             TOWER AUTOMOTIVE, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION

      Item 1.  Financial Statements:

               Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2001 and 2000

               Condensed Consolidated Balance Sheets at March 31, 2001 (unaudited) and December 31, 2000

               Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2001 and 2000

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

      Item 6.  Exhibits and Reports on Form 8-K

ITEM 1 - FINANCIAL INFORMATION

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                      2001               2000
                                                    --------           --------

Revenues                                            $628,376           $685,364

Cost of sales                                        549,105            573,642
                                                    --------           --------

  Gross profit                                        79,271            111,722

Selling, general and administrative expenses          35,299             34,656

Amortization expense                                   6,078              5,099
                                                    --------           --------

  Operating income                                    37,894             71,967

Interest expense, net                                 19,722             13,197
                                                    --------           --------

  Income before provision for income taxes            18,172             58,770

Provision for income taxes                             7,028             23,508
                                                    --------           --------

  Income before equity in earnings of joint
  ventures and minority interest                      11,144             35,262

Equity in earnings of joint ventures                   4,381              4,480

Minority interest - dividends on trust preferred
securities, net                                       (2,664)            (2,619)
                                                    --------           --------

  Net income                                        $ 12,861           $ 37,123
                                                    ========           ========

Basic earnings per share                            $   0.29           $   0.79
                                                    ========           ========

Diluted earnings per share                          $   0.28           $   0.65
                                                    ========           ========









The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)


                                                                      MARCH 31,        DECEMBER 31,
                               ASSETS                                   2001              2000
----------------------------------------------------------------    -----------        -----------
                                                                    (unaudited)
Current assets:
       Cash and cash equivalents                                       $     --        $     3,373
       Accounts receivable, net                                         365,970            278,707
       Inventories, net                                                 114,056            132,478
       Prepaid tooling and other                                        108,292            133,935
                                                                    -----------        -----------
             Total current assets                                       588,318            548,493
                                                                    -----------        -----------

Property, plant and equipment, net                                    1,240,673          1,199,964
Investments in joint ventures                                           301,684            267,217
Goodwill and other assets, net                                          865,111            877,073
                                                                    -----------        -----------
                                                                    $ 2,995,786        $ 2,892,747
                                                                    ===========        ===========

           LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------------------------------

Current liabilities:
       Current maturities of long-term debt and capital lease       $   134,834        $   149,066
       obligations
       Accounts payable                                                 290,046            248,389
       Accrued liabilities                                              200,357            175,219
                                                                    -----------        -----------
             Total current liabilities                                  625,237            572,674
                                                                    -----------        -----------

Long-term debt, net of current maturities                               996,505            933,442
Obligations under capital leases, net of current maturities               6,714              8,458
Convertible subordinated notes                                          200,000            200,000
Deferred income taxes                                                    35,276             33,884
Other noncurrent liabilities                                            170,249            185,444
                                                                    -----------        -----------
              Total noncurrent liabilities                            1,408,744          1,361,228
                                                                    -----------        -----------

Mandatorily redeemable trust convertible preferred securities           258,750            258,750

Stockholders' investment:
       Preferred stock                                                       --                 --
       Common stock                                                         477                476
       Additional paid-in capital                                       451,088            450,455
       Retained earnings                                                320,817            307,956
       Deferred income stock plan                                        (8,942)            (8,942)
       Accumulated comprehensive loss                                   (20,207)            (9,672)
       Treasury stock, at cost                                          (40,178)           (40,178)
                                                                    -----------        -----------
          Total stockholders' investment                                703,055            700,095
                                                                    -----------        -----------
                                                                    $ 2,995,786        $ 2,892,747
                                                                    ===========        ===========




The accompanying notes are an integral part of these condensed consolidated balance sheets.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)


                                                                              THREE MONTHS ENDED MARCH 31,
                                                                              ---------------------------
                                                                                 2001             2000
                                                                              ---------        ----------
OPERATING ACTIVITIES:
      Net income                                                              $  12,861        $  37,123
      Adjustments to reconcile net income to net cash provided by (used in)
       operating activities -
         Depreciation and amortization                                           39,074           35,838
         Deferred income tax provision                                            5,492           10,476
         Changes in other operating items                                       (16,636)         (72,143)
                                                                              ---------        ---------

        Net cash provided by operating activities                                40,791           11,294
                                                                              ---------        ---------

INVESTING ACTIVITIES:
      Acquisitions and investment in joint ventures                              (7,562)        (102,364)
      Capital expenditures, net                                                 (68,864)         (57,273)
                                                                              ---------        ---------

        Net cash used in investing activities                                   (76,426)        (159,637)
                                                                              ---------        ---------

FINANCING ACTIVITIES:
      Proceeds from borrowings                                                  678,255          840,952
      Repayment of debt                                                        (646,627)        (695,617)
      Proceeds from issuance of stock                                               634            1,118
                                                                              ---------        ---------

         Net cash provided by financing activities                               32,262          145,463
                                                                              ---------        ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                          (3,373)          (1,890)

CASH AND CASH EQUIVALENTS:
      Beginning of period                                                         3,373            3,617
                                                                              ---------        ---------

      End of period                                                           $      --        $   1,727
                                                                              =========        =========


NON-CASH FINANCING ACTIVITIES:
      Notes payable converted to common stock                                 $     201        $      --
                                                                              =========        =========
      Deferred income stock plan                                              $      --        $   4,458
                                                                              =========        =========




The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1. The accompanying condensed consolidated financial statements have been prepared by Tower Automotive, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     Revenues and operating results for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

2.   Inventories consisted of the following (in thousands):

                                     MARCH 31,           DECEMBER 31,
                                       2001                 2000
                                     ---------           -----------
           Raw materials             $  53,158           $    54,958
           Work in process              26,791                40,281
           Finished goods               34,107                37,239
                                     ---------           -----------
                                     $ 114,056           $   132,478
                                     =========           ===========


3. Basic earnings per share were computed by dividing net income by the weighted average number of common shares outstanding during the respective quarters. Diluted earnings per share for the three months ended March 31, 2000 were determined on the assumptions: (i) the Edgewood notes were converted at the beginning of the period, (ii) the Convertible Subordinated Notes were converted at the beginning of the period, and (iii) the Preferred Securities were converted at the beginning of the period. The Preferred Securities were not included in the computation of earnings per share for the three months ended March 31, 2001 due to their anti-dilutive effect (in thousands, except for per share data):

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                     --------------------
                                                                       2001        2000
                                                                     -------      -------
     Net income                                                      $12,861      $37,123
     Interest expense on Edgewood notes, net of tax                        7            8
     Interest expense on Convertible Subordinated Notes, net
      of tax                                                           1,652        1,626
     Dividends on Preferred Securities, net of tax                        --        2,619
                                                                     -------      -------
     Net income applicable to common stockholders -- diluted         $14,520      $41,376
                                                                     =======      =======

     Weighted average number of common shares outstanding             44,111       47,209
     Dilutive effect of outstanding stock options and
      warrants after application of the treasury stock method            129          274
     Dilutive effect of Edgewood notes, assuming conversion              264          289
     Dilutive effect of Convertible Subordinated Notes,
      assuming conversion                                              7,729        7,729
     Dilutive effect of Preferred Securities, assuming conversion         --        8,425
                                                                     -------      -------
     Diluted shares outstanding                                       52,233       63,926
                                                                     =======      =======
     Basic earnings per share                                        $  0.29      $  0.79
                                                                     =======      =======
     Diluted earnings per share                                      $  0.28      $  0.65
                                                                     =======      =======

4.   Long-term debt consisted of the following (in thousands):

                                                   MARCH 31,        DECEMBER 31,
                                                     2001               2000
                                                  -----------       -----------
     Revolving credit facility                    $   413,454       $   345,919
     Senior Euro notes                                131,625           141,330
     Term credit facility                             325,000           325,000
     Industrial development revenue bonds              43,765            43,765
     Edgewood notes                                       727               878
     Other foreign subsidiary indebtedness            154,785           151,171
     Other                                             59,403            72,969
                                                  -----------       -----------
                                                    1,128,759         1,081,032
     Less-current maturities                         (132,254)         (147,590)
                                                  -----------       -----------
           Total long-term debt                   $   996,505       $   933,442
                                                  ===========       ===========

     On July 25, 2000, the Company replaced its existing $750 million amortizing credit agreement with a new six-year $1.15 billion senior unsecured credit agreement. The new credit agreement includes a non-amortizing revolving facility of $825 million along with an amortizing term loan of $325 million. The new facility also includes a multi-currency borrowing feature that allows the Company to borrow up to $500 million in certain freely tradable offshore currencies, and letter of credit sublimits of $100 million. As of March 31, 2001, approximately $13.4 million of the outstanding borrowings are denominated in Japanese yen and $62.3 million of the outstanding borrowings are denominated in Euro. Interest on the new credit facility is at the financial institutions' reference rate, LIBOR, or the Eurodollar rate plus a margin ranging from 0 to 200 basis points depending on the ratio of the consolidated funded debt for restricted subsidiaries of the Company to its total EBITDA. The weighted average interest rate for such borrowings was 7.6 percent for three months ended March 31, 2001. The new credit agreement has a final maturity of 2006. As a result of the debt replacement, the Company recorded an extraordinary loss, net of tax, of $3.0 million during the third quarter of 2000.

     The Credit Agreement requires the Company to meet certain financial tests, including but not limited to a minimum interest coverage and maximum leverage ratio. As of March 31, 2001, the Company was in compliance with all debt covenants.

     On July 25, 2000, R. J. Tower (the "Issuer"), a wholly-owned subsidiary of the Company, issued Euro-denominated senior unsecured notes in the amount of 150 million. The notes bear interest at a rate of 9.25 percent, payable semi-annually. The notes rank equally with all of the Company's other unsecured and unsubordinated debt. The net proceeds after issuance costs were used to repay a portion of the Company's existing Euro-denominated indebtedness under its existing credit facility. The notes mature on August 1, 2010.

     During September 2000, the Company entered into an interest rate swap contract to hedge against interest rate exposure on approximately $160 million of its floating rate indebtedness under its $1.15 billion senior unsecured credit facility. The contracts have the effect of converting the floating rate interest to a fixed rate of approximately 6.9 percent, plus any applicable margin required under the revolving credit facility. The interest rate swap contract was executed to balance the Company's fixed-rate and floating-rate debt portfolios and expires in September 2005.

5. On November 30, 2000, the Company completed the acquisition of Strojarne Malacky, a.s. ("Presskam"), a manufacturer of upper body structural assemblies for Volkswagen, Porsche and Skoda, located near Bratislava, Slovakia. The Company paid total consideration of approximately $10 million for Presskam and intends to use the investment to further support Volkswagen's Bratislava assembly operation.

     On July 6, 2000, the Company acquired the remaining 60 percent equity interest in Metalurgica Caterina S.A. ("Caterina") for approximately $42 million. The initial 40 percent interest was acquired in March 1998, for approximately $48 million. Caterina is a supplier of structural stampings and assemblies to the Brazilian automotive market, including Volkswagen and Mercedes-Benz. The acquisition was funded with proceeds from the Company's revolving credit facility.

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

     On March 23, 2000, the Company invested $2.1 million in the formation of a product technology and development joint venture with Defiance Testing & Engineering Services, Inc., a subsidiary of GenTek Inc. The joint venture, DTA Development, located in Westland, Michigan, provides the Company with product-testing services. Traditionally, the Company utilizes both internal and external product testing extensively to validate complex systems during the development stage of a program. This joint venture allows the Company to have access to a broader and more cost efficient range of testing capabilities. DTA Development blends the benefits of chassis product technology and development activities with leading edge commercial testing services.

     Effective January 1, 2000, the Company acquired all of the outstanding shares of Dr. Meleghy GmbH & Co. KG Werkzeugbau und Presswerk, Bergisch Gladbach ("Dr. Meleghy") for approximately $86.4 million. Dr. Meleghy designs and produces structural stampings, assemblies, exposed surface panels and modules to the European automotive industry. Dr. Meleghy also designs and manufactures tools and dies for use in their production and for the external market. Dr. Meleghy operates three facilities in Germany and one facility in both Hungary and Poland. Dr. Meleghy's main customers include DaimlerChrysler, Audi, Volkswagen, Ford, Opel and BMW. Products offered by Dr. Meleghy include body side panels, floor pan assemblies and miscellaneous structural stampings. Based on the purchase contract, the Company will pay an additional $24 million during 2001 for achieving certain operating earnings targets during the 2000 period. The acquisition was financed with proceeds from the Company's revolving credit facility.

     The acquisitions discussed above have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at the fair value as of the date of the acquisitions. The assets and liabilities of Caterina and Presskam have been recorded based on preliminary estimates of fair value as of the date of acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill. The Company is further evaluating the fair value of certain assets acquired and liabilities assumed in connection with the Caterina and Presskam acquisitions and as a result, will likely result in adjustments to the preliminary allocation of the purchase price.

     In conjunction with its acquisitions, the Company has established reserves for certain costs associated with facility shutdown and consolidation activities and for general and payroll related costs primarily for planned employee termination activities. As of December 31, 2000, approximately $7.3 million and $3.9 million were recorded for facility shutdown and payroll related costs, respectively. Costs incurred and charged to such reserves amounted to $0.7 million for facility shutdown costs and $1.1 million for payroll related termination costs for the three months ended March 31, 2001. At March 31, 2001, liabilities of approximately $6.6 million for costs associated with facility shutdown and consolidation activities and $2.8 million of costs for planned employee termination activities remained. The timing of facility shutdown and consolidation activities has been adjusted to reflect customer concerns with supply interruption. These reserves have been utilized as originally intended and management believes the liabilities recorded for shutdown and consolidation activities are adequate but not excessive as of March 31, 2001.

6. The Company is a 40 percent partner in Metalsa S. de R.L. ("Metalsa") with Promotora de Empresas Zano, S.A. de C.V. ("Proeza"). The partnership agreement provides additional amounts of up to $45 million payable based upon net earnings of Metalsa during 1998, 1999, and 2000. Based upon Metalsa's net earnings, the Company paid Proeza approximately $9.0 million and $7.9 million in additional consideration during 1999 and 2000, respectively. Based upon Metalsa's 2000 net earnings, the Company will pay Proeza approximately $8.0 million in additional consideration during 2001.

7. On October 2, 2000, the Company's board of directors approved a comprehensive operational realignment plan (the "Plan"), which is intended to improve the Company's long-term competitive position and lower its cost structure. The Plan includes phasing out the heavy truck rail manufacturing in Milwaukee, Wisconsin; reducing stamping capacity by closing the Kalamazoo, Michigan facility; and consolidating related support activities across the enterprise. The Company recognized a charge to operations of approximately $141.3 million in the fourth quarter of 2000, which reflects the estimated qualifying "exit costs" to be incurred over the next 12 months under the Plan.

     The charge includes costs associated with asset impairments, severance and outplacement costs related to employee terminations, loss contract provisions and certain other exit costs. These activities are anticipated to result in a reduction of more than 800 employees. Through March 31, 2001, the Company had eliminated approximately 850 employees pursuant to the Plan. The estimated realignment charge does not cover certain aspects of the Plan, including movement of equipment and employee relocation and training. These costs will be recognized in future periods as incurred.

     The asset impairments consist of long-lived assets, including fixed assets, manufacturing equipment and land, from the facilities the Company intends to dispose of or discontinue. For assets that will be disposed of currently, the Company measured impairment based on estimated proceeds on the sale of the facilities and equipment. The carrying value of the long-lived assets held for sale or disposal is approximately $3.8 million as of March 31, 2001. For assets that will be held and used in the future, the Company prepared a forecast of expected undiscounted cash flows to determine whether asset impairment existed, and used fair values to measure the required write-downs. These asset impairments have arisen only as a consequence of the Company making the decision to exit these activities during the fourth quarter of 2000. The assets will be abandoned or disposed of upon the exit of the activity, with expected completion during the first nine months of 2001.

     The accrual for operational realignment and other costs is included in accrued liabilities in the accompanying consolidated balance sheet as of March 31, 2001. The table below summarizes the accrued operational realignment and other charges through March 31, 2001 (in millions):


                                                             SEVERANCE AND                      OTHER
                                             ASSET           OUTPLACEMENT          LOSS         EXIT
                                          IMPAIRMENTS            COSTS           CONTRACTS      COSTS       TOTAL
                                       ------------------------------------------------------------------------------
Provision for operational realignment
    and other charges                        $103.7             $25.2              $8.1          $4.3      $ 141.3
Cash payments                                    --              (8.7)             (2.5)         (0.3)       (11.5)
Non cash charges                              (73.1)               --                --            --        (73.1)
                                       ------------------------------------------------------------------------------
Balance at December 31, 2000                   30.6              16.5               5.6           4.0         56.7
Cash payments                                    --              (6.0)             (2.2)         (0.3)        (8.5)
Non cash charges                              (10.3)               --                --            --        (10.3)
                                       ------------------------------------------------------------------------------
Balance at March 31, 2001                     $20.3             $10.5              $3.4          $3.7        $37.9
                                       ==============================================================================

8.   Supplemental cash flow information (in thousands):

                                        THREE MONTHS ENDED MARCH 31,
                                        ----------------------------
                                           2001              2000
                                        ----------        ----------
             Cash paid for -
               Interest                   $27,007           $17,473
               Income taxes                 1,683             6,462


9. The following table presents comprehensive income, defined as changes in the stockholders' investment of the Company, for the three months ended March 31, 2001 and 2000 (in thousands):

                                                                     THREE MONTHS ENDED MARCH 31
                                                                     ---------------------------
                                                                        2001            2000
                                                                     ---------------------------

             Net income                                               $12,861          $37,123
             Change in cumulative translation adjustment               (3,835)            (954)
             Transition adjustment relating to loss on
              qualifying cash flow hedges                              (4,200)              --
             Unrealized loss on qualifying cash flow hedges            (2,500)              --
                                                                     ---------------------------
             Comprehensive income                                      $2,326          $36,169
                                                                     ===========================

10. On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued by the Financial Accounting Standards Board in 1998. SFAS No. 133, as amended, establishes accounting and reporting standards requiring the recording of each derivative instrument in the balance sheet as either an asset or liability measured at fair value. Changes in the derivative instrument's fair value must be recognized currently in earnings unless specific hedge accounting criteria is met. For hedges which meet the criteria, the derivative instrument's gains and losses, to the extent effective, may be recognized in accumulated other comprehensive income or loss, rather than in earnings.

     The Company has entered into an interest rate swap (see note 4) to hedge the exposure to interest rate fluctuations on the credit agreement. This agreement meets the specific hedge accounting criteria and is designated as a cash flow hedge. The effective portion of the cumulative gain or loss on the derivative instrument has been reported as a component of accumulated other comprehensive loss in stockholders' investment and will be recognized into current earnings in the same period or periods during which the hedged transactions affect current earnings.

     The adoption of SFAS No. 133 on January 1, 2001 resulted in a pretax charge to accumulated other comprehensive loss of $6.8 million ($4.2 million net of income tax benefit) for derivative instruments that were issued, acquired or modified after December 31, 1998. The accumulated other comprehensive loss was attributable to losses on effective cash flow hedges. Amounts currently recorded in accumulated other comprehensive loss ($6.7 million at March 31, 2001) will be reclassified into current earnings by September 2005, the termination date for the current agreement.

     Derivative liabilities relating to the interest rate swap agreement totaling $10.8 million have been recorded in accrued liabilities on the balance sheet as of March 31, 2001. The fair value of the interest rate swap agreement is based upon the difference between the contractual rates and the present value of the expected future cash flows on the hedged interest rate.

11. The following consolidating financial information presents balance sheets, statements of operations and cash flow information related to the Company's business. Each Guarantor, as defined, is a direct or indirect wholly-owned subsidiary of the Company and has fully and unconditionally guaranteed the
     9.25 percent senior unsecured notes issued by R. J. Tower Corporation, on a joint and several basis. Tower Automotive, Inc. (the parent company) has also fully and unconditionally guaranteed the note and is reflected as the Parent Guarantor in the consolidating financial information. The Non-Guarantors are the Company's foreign subsidiaries. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material to investors.

TOWER AUTOMOTIVE INC.
CONSOLIDATING BALANCE SHEETS AT MARCH 31, 2001
(AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                  R. J. TOWER        PARENT          GUARANTOR
                                                                  CORPORATION       GUARANTOR        COMPANIES
                                                                  -----------      -----------      -----------
                          ASSETS
-----------------------------------------------------------
Current assets:
          Cash and cash equivalents                               $    (8,222)     $        --      $       208
          Accounts receivable, net                                      5,507               --          247,780
          Inventories, net                                              2,055               --           76,982
          Prepaid tooling and other                                    24,255               --           49,951
                                                                  -----------      -----------      -----------
                     Total current assets                              23,595               --          374,921
                                                                  -----------      -----------      -----------

Property, plant and equipment, net                                     39,696               --          958,034
Investments in joint ventures                                         252,278           44,740            4,666
Investment in subsidiaries                                            542,776          703,055               --
Goodwill and other assets, net                                         22,511           10,680          553,122
                                                                  -----------      -----------      -----------
                                                                  $   880,856      $   758,475      $ 1,890,743
                                                                  ===========      ===========      ===========

        LIABILITIES AND STOCKHOLDERS' INVESTMENT
-----------------------------------------------------------
Current liabilities
          Current maturities of long-term debt and capital
               lease obligations                                  $    32,579      $        --      $     2,580
          Accounts payable                                             (2,920)              --          199,931
          Accrued liabilities                                          56,111            1,667           88,436
                                                                  -----------      -----------      -----------
               Total current liabilities                               85,770            1,667          290,947
                                                                  -----------      -----------      -----------

Long-term debt, net of current maturities                             866,100               --           44,765
Obligations under capital leases, net of current maturities                --               --            6,714
Convertible subordinated notes                                             --          200,000               --
Due to/(from) affiliates                                             (829,903)        (404,997)         991,299
Deferred income taxes                                                  30,276               --               --
Other noncurrent liabilities                                            9,237               --          121,751
                                                                  -----------      -----------      -----------
               Total noncurrent liabilities                            75,710         (204,997)       1,164,529
                                                                  -----------      -----------      -----------

Manditorily redeemable trust convertible preferred securities              --          258,750               --

Stockholders' investment                                              727,141          703,055          435,267
Accumulated other comprehensive loss                                   (7,765)              --               --
                                                                  -----------      -----------      -----------
               Total stockholders' investment                         719,376          703,055          435,267
                                                                  -----------      -----------      -----------
                                                                  $   880,856      $   758,475      $ 1,890,743
                                                                  ===========      ===========      ===========
                                                                  NON-GUARANTOR
                                                                    COMPANIES      ELIMINATIONS     CONSOLIDATED
                                                                  -------------    ------------     ------------
                          ASSETS
-----------------------------------------------------------
Current assets:
          Cash and cash equivalents                                $     8,014      $        --      $        --
          Accounts receivable, net                                     112,683               --          365,970
          Inventories, net                                              35,019               --          114,056
          Prepaid tooling and other                                     34,086               --          108,292
                                                                   -----------      -----------      -----------
                     Total current assets                              189,802               --          588,318
                                                                   -----------      -----------      -----------

Property, plant and equipment, net                                     242,943               --        1,240,673
Investments in joint ventures                                               --               --          301,684
Investment in subsidiaries                                                  --       (1,245,831)              --
Goodwill and other assets, net                                         278,798               --          865,111
                                                                   -----------      -----------      -----------
                                                                   $   711,543      $(1,245,831)     $ 2,995,786
                                                                   ===========      ===========      ===========

        LIABILITIES AND STOCKHOLDERS' INVESTMENT
-----------------------------------------------------------
Current liabilities
          Current maturities of long-term debt and capital
               lease obligations                                   $    99,675      $        --      $   134,834
          Accounts payable                                              93,035               --          290,046
          Accrued liabilities                                           54,143               --          200,357
                                                                   -----------      -----------      -----------
               Total current liabilities                               246,853               --          625,237
                                                                   -----------      -----------      -----------

Long-term debt, net of current maturities                               85,640               --          996,505
Obligations under capital leases, net of current maturities                 --               --            6,714
Convertible subordinated notes                                              --               --          200,000
Due to/(from) affiliates                                               243,601               --               --
Deferred income taxes                                                    5,000               --           35,276
Other noncurrent liabilities                                            39,261               --          170,249
                                                                   -----------      -----------      -----------
               Total noncurrent liabilities                            373,502               --        1,408,744
                                                                   -----------      -----------      -----------

Manditorily redeemable trust convertible preferred securities               --               --          258,750

Stockholders' investment                                               103,630       (1,245,831)         723,262
Accumulated other comprehensive loss                                   (12,442)              --          (20,207)
                                                                   -----------      -----------      -----------
               Total stockholders' investment                           91,188       (1,245,831)         703,055
                                                                   -----------      -----------      -----------
                                                                   $   711,543      $(1,245,831)     $ 2,995,786
                                                                   ===========      ===========      ===========

TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 (AMOUNTS IN THOUSANDS - UNAUDITED)



                                                    R.J. TOWER      PARENT     GUARANTOR  NON-GUARANTOR
                                                    CORPORATION    GUARANTOR   COMPANIES    COMPANIES   ELIMINATIONS CONSOLIDATED
                                                    ------------- -----------  ---------    ---------   ------------ ------------
Revenues                                             $  18,623    $      --    $ 399,876    $ 209,877   $      --    $ 628,376

Cost of sales                                            9,453           --      355,123      184,529          --      549,105
                                                     ---------    ---------    ---------    ---------   ---------    ---------
          Gross profit                                   9,170           --       44,753       25,348          --       79,271

Selling, general and administrative expenses               342           --       25,731        9,226          --       35,299

Amortization expense                                       533          321        3,617        1,607          --        6,078
                                                     ---------    ---------    ---------    ---------   ---------    ---------

          Operating income                               8,295         (321)      15,405       14,515          --       37,894

Interest expense, net                                   18,518        1,672       (3,712)       3,244          --       19,722
                                                     ---------    ---------    ---------    ---------   ---------    ---------

          Income before provision for income taxes     (10,223)      (1,993)      19,117       11,271          --       18,172

Provision for income taxes                              (3,987)        (778)       7,456        4,337          --        7,028
                                                     ---------    ---------    ---------    ---------   ---------    ---------
          Income before equity in earnings of
          joint ventures and minority interest          (6,236)      (1,215)      11,661        6,934          --       11,144

Equity in earnings of joint ventures and                22,976       16,740           --           --     (35,335)       4,381
subsidiaries

Minority interest - dividends on trust preferred,           --       (2,664)          --           --          --       (2,664)
  net
                                                     ---------    ---------    ---------    ---------   ---------    ---------
          Net income                                 $  16,740    $  12,861    $  11,661    $   6,934   $ (35,335)   $  12,861
                                                     =========    =========    =========    =========   =========    =========


TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2001 (AMOUNTS IN THOUSANDS - UNAUDITED)


                                                    R.J. TOWER      PARENT     GUARANTOR  NON-GUARANTOR
                                                    CORPORATION    GUARANTOR   COMPANIES    COMPANIES   ELIMINATIONS CONSOLIDATED
                                                    ------------- -----------  ---------    ---------   ------------ -------------
OPERATING ACTIVITIES:
Net income                                            $  16,740    $  12,861    $  11,661    $   6,934    $ (35,335)   $  12,861
Adjustments required to reconcile net income to net
   cash provided by (used in) operating activities
       Depreciation and amortization                      1,452          321       28,360        8,941           --       39,074
       Deferred income tax provision                      5,274           --          631         (413)          --        5,492
       Changes in other operating items                   6,969       (2,119)      22,739      (26,983)     (17,242)     (16,636)
                                                      ---------    ---------    ---------    ---------    ---------    ---------
       Net cash provided by (used in) operating
           activities                                    30,435       11,063       63,391      (11,521)     (52,577)      40,791
                                                      ---------    ---------    ---------    ---------    ---------    ---------
INVESTING ACTIVITIES:
Capital expenditures, net                                (3,370)          --      (58,418)      (7,076)          --      (68,864)
Acquisitions and other, net                             (42,765)     (11,697)      (5,677)          --       52,577       (7,562)
                                                      ---------    ---------    ---------    ---------    ---------    ---------
       Net cash provided by (used in) investing
           activities                                   (46,135)     (11,697)     (64,095)      (7,076)      52,577      (76,426)
                                                      ---------    ---------    ---------    ---------    ---------    ---------
FINANCING ACTIVITIES:
Proceeds from borrowings                                660,830           --           --       17,425           --      678,255
Repayments of debt                                     (634,580)          --         (663)     (11,384)          --     (646,627)
Net proceeds from the issuance of common stock               --          634           --           --           --          634
                                                      ---------    ---------    ---------    ---------    ---------    ---------
       Net cash provided by (used for) financing
           activities                                    26,250          634         (663)       6,041           --       32,262
                                                      ---------    ---------    ---------    ---------    ---------    ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                  10,550           --       (1,367)     (12,556)          --       (3,373)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD
                                                        (18,772)          --        1,575       20,570           --        3,373
                                                      ---------    ---------    ---------    ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $  (8,222)   $      --    $     208    $   8,014    $      --    $      --
                                                      =========    =========    =========    =========    =========    =========

TOWER AUTOMOTIVE INC.
CONSOLIDATING BALANCE SHEETS AT DECEMBER 31, 2000
(AMOUNTS IN THOUSANDS)

                                                                       R. J. TOWER          PARENT           GUARANTOR
                                                                       CORPORATION        GUARANTOR          COMPANIES
                                                                       -----------        ---------          ---------
                        ASSETS
---------------------------------------------------------

Current assets:
    Cash and cash equivalents                                           $   (18,772)     $        --        $     1,575
    Accounts receivable, net                                                  6,983              381            172,332
    Inventories, net                                                          2,032               --             83,479
    Prepaid tooling and other                                                24,704               --             82,923
                                                                        -----------      -----------        -----------
        Total current assets                                                 14,947              381            340,309
                                                                        -----------      -----------        -----------

Property, plant and equipment, net                                           37,245               --            924,359
Investments in joint ventures                                               221,165           43,912              2,140
Investment in subsidiaries                                                  541,468          734,624                 --
Goodwill and other assets, net                                               21,527           11,001            536,142
                                                                        -----------      -----------        -----------
                                                                        $   836,352      $   789,918        $ 1,802,950
                                                                        ===========      ===========        ===========
         LIABILITIES AND STOCKHOLDERS' INVESTMENT
---------------------------------------------------------


Current liabilities
    Current maturities of long-term debt and capital lease              $    56,569      $        --        $     1,477
        obligations
    Accounts payable                                                        (13,260)              --            156,724
    Accrued liabilities                                                      35,183            4,167            101,001
                                                                        -----------      -----------        -----------
        Total current liabilities                                            78,492            4,167            259,202
                                                                        -----------      -----------        -----------

Long-term debt, net of current maturities                                   800,401               --             44,787
Obligations under capital leases, net of current maturities                      --               --              8,458
Convertible subordinated notes                                                   --          200,000                 --
Due to/(from) affiliates                                                   (822,981)        (373,094)           915,331
Deferred income taxes                                                        29,102               --               (631)
Other noncurrent liabilities                                                  9,060               --            132,105
                                                                        -----------      -----------        -----------
        Total noncurrent liabilities                                         15,582         (173,094)         1,100,050
                                                                        -----------      -----------        -----------

Mandatorily redeemable trust convertible preferred securities                    --          258,750                 --

Stockholders' investment                                                    744,296          700,095            443,698
Accumulated other comprehensive income (loss) -  cumulative
     translation adjustment                                                  (2,018)              --                 --
                                                                        -----------      -----------        -----------
        Total stockholders' investment                                      742,278          700,095            443,698
                                                                        -----------      -----------        -----------
                                                                        $   836,352      $   789,918        $ 1,802,950
                                                                        ===========      ===========        ===========


                                                                      NON-GUARANTOR
                                                                        COMPANIES        ELIMINATIONS        CONSOLIDATED
                                                                        ---------        ------------        ------------

                        ASSETS
---------------------------------------------------------

Current assets:
    Cash and cash equivalents                                           $    20,570        $        --       $     3,373
    Accounts receivable, net                                                 99,011                 --           278,707
    Inventories, net                                                         46,967                 --           132,478
    Prepaid tooling and other                                                26,308                 --           133,935
                                                                        -----------        -----------       -----------
        Total current assets                                                192,856                 --           548,493
                                                                        -----------        -----------       -----------

Property, plant and equipment, net                                          238,360                 --         1,199,964
Investments in joint ventures                                                    --                 --           267,217
Investment in subsidiaries                                                       --         (1,276,092)               --
Goodwill and other assets, net                                              308,403                 --           877,073
                                                                        -----------        -----------       -----------
                                                                        $   739,619        $(1,276,092)      $ 2,892,747
                                                                        ===========        ===========       ===========
         LIABILITIES AND STOCKHOLDERS' INVESTMENT
---------------------------------------------------------

Current liabilities
    Current maturities of long-term debt and capital lease              $    91,020        $        --       $   149,066
        obligations
    Accounts payable                                                        104,925                 --           248,389
    Accrued liabilities                                                      34,868                 --           175,219
                                                                        -----------        -----------       -----------
        Total current liabilities                                           230,813                 --           572,674
                                                                        -----------        -----------       -----------

Long-term debt, net of current maturities                                    88,254                 --           933,442
Obligations under capital leases, net of current maturities                      --                 --             8,458
Convertible subordinated notes                                                   --                 --           200,000
Due to/(from) affiliates                                                    280,744                 --                --
Deferred income taxes                                                         5,413                 --            33,884
Other noncurrent liabilities                                                 44,279                 --           185,444
                                                                        -----------        -----------       -----------
        Total noncurrent liabilities                                        418,690                 --         1,361,228
                                                                        -----------        -----------       -----------

Mandatorily redeemable trust convertible preferred securities                    --                 --           258,750

Stockholders' investment                                                     97,770         (1,276,092)          709,767
Accumulated other comprehensive income (loss) -  cumulative
     translation adjustment                                                  (7,654)                --            (9,672)
                                                                        -----------        -----------       -----------
        Total stockholders' investment                                       90,116         (1,276,092)          700,095
                                                                        -----------        -----------       -----------
                                                                        $   739,619        $(1,276,092)      $ 2,892,747
                                                                        ===========        ===========       ===========

TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 (AMOUNTS IN THOUSANDS - UNAUDITED)


                                                     R.J. TOWER     PARENT     GUARANTOR  NON-GUARANTOR
                                                    CORPORATION    GUARANTOR   COMPANIES    COMPANIES   ELIMINATIONS CONSOLIDATED
                                                    ------------- -----------  ---------    ---------   ------------ -------------
Revenues
                                                     $  21,889    $            $ 549,193    $ 114,282   $            $ 685,364
Cost of sales                                           15,660           --      456,008      101,974          --      573,642
                                                     ---------    ---------    ---------    ---------   ---------    ---------
          Gross profit                                   6,229           --       93,185       12,308          --      111,722

Selling, general and administrative expenses             3,454           --       26,808        4,394          --       34,656

Amortization expense                                       364          435        3,560          740          --        5,099
                                                     ---------    ---------    ---------    ---------   ---------    ---------
          Operating income                               2,411         (435)      62,817        7,174          --       71,967

Interest expense, net                                   10,529        1,931       (1,234)       1,971          --       13,197
                                                     ---------    ---------    ---------    ---------   ---------    ---------
          Income before provision for income taxes      (8,118)      (2,366)      64,051        5,203          --       58,770

Provision for income taxes                              (3,248)        (946)      25,621        2,081          --       23,508
                                                     ---------    ---------    ---------    ---------   ---------    ---------
          Income before equity in earnings of
          joint ventures and minority interest          (4,870)      (1,420)      38,430        3,122          --       35,262

Equity in earnings of joint ventures and
 subsidiaries                                           46,032       41,162           --           --     (82,714)       4,480

Minority interest - dividends on trust preferred,
  net                                                       --       (2,619)          --           --          --       (2,619)
                                                     ---------    ---------    ---------    ---------   ---------    ---------
          Net income                                 $  41,162    $  37,123    $  38,430    $   3,122   $ (82,714)   $  37,123
                                                     =========    =========    =========    =========   =========    =========

TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2000 (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                    R.J. TOWER      PARENT     GUARANTOR  NON-GUARANTOR
                                                    CORPORATION    GUARANTOR   COMPANIES    COMPANIES   ELIMINATIONS CONSOLIDATED
                                                    ------------- -----------  ---------    ---------   ------------ -------------
OPERATING ACTIVITIES:
Net income                                            $  41,162    $  37,123    $  38,430    $   3,122    $ (82,714)   $  37,123
Adjustments required to reconcile net income to net
   cash provided by (used in) operating activities
       Depreciation and amortization                      1,447          435       29,548        4,408           --       35,838
       Deferred income tax provision                     10,559           --           --          (83)          --       10,476
       Changes in other operating items                (133,682)      (2,500)      (6,026)      82,942      (12,877)     (72,143)
                                                      ---------    ---------    ---------    ---------    ---------    ---------
       Net cash provided by (used in) operating
           activities                                   (80,514)      35,058       61,952       90,389      (95,591)      11,294
                                                      ---------    ---------    ---------    ---------    ---------    ---------
INVESTING ACTIVITIES:
Capital expenditures, net                                   326           --      (53,674)      (3,925)          --      (57,273)
Acquisitions and other, net                             (62,755)     (36,176)      (6,104)     (92,920)      95,591     (102,364)
                                                      ---------    ---------    ---------    ---------    ---------    ---------
       Net cash provided by (used in) investing
           activities                                   (62,429)     (36,176)     (59,778)     (96,845)      95,591     (159,637)
                                                      ---------    ---------    ---------    ---------    ---------    ---------

FINANCING ACTIVITIES:
Proceeds from borrowings                                835,226           --           21        5,705           --      840,952
Repayments of debt                                     (691,223)          --       (3,158)      (1,236)          --     (695,617)
Net proceeds from the issuance of common stock               --        1,118           --           --           --        1,118
                                                      ---------    ---------    ---------    ---------    ---------    ---------
       Net cash provided by (used for) financing
           activities                                   144,003        1,118       (3,137)       4,469           --      146,453
                                                      ---------    ---------    ---------    ---------    ---------    ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                   1,060           --         (963)      (1,987)          --       (1,890)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            2,312           --          484          821           --        3,617
                                                      ---------    ---------    ---------    ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $   3,372    $      --    $    (479)   $  (1,166)   $      --    $   1,727
                                                      =========    =========    =========    =========    =========    =========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 TO THE THREE MONTHS ENDED MARCH 31, 2000

Revenues -- Revenues for the first quarter of 2001 were $628.4 million, an 8.3 percent decrease, compared to $685.4 million for the prior period. The decrease in revenues is comprised of a decline in volumes on models such as the Dodge Dakota and Durango, the Chrysler LH, the Ford Ranger and the Lincoln LS/Jaguar S-Type. The volume decline, which primarily affected the U.S. and Canada business units, accounted for $126.8 million of the revenue decline in the first quarter of 2001 as compared to the first quarter of 2000. Other declines in revenues from the first quarter of 2001 are attributable to the decline in General Motors light truck program sales and heavy truck business and amounted to $45.0 million. These declines were offset by increases in revenue in the first quarter of 2001 due to the Algoods, Caterina, Presskam and Seojin acquisitions totaling $114.8 million. The strength of sales volumes for the remainder of 2001 continues to be uncertain.

Cost of Sales -- Cost of sales as a percentage of revenues for the first quarter of 2001 was 87.4 percent compared to 83.7 percent for the prior period. The decline in gross profit was primarily due to decreased production volumes and product mix on light truck, sport utility and other models served by the Company in North America and increasing sales with lower margins in Europe, Asia, and South America. Increased costs associated with the launch of the Ford Explorer, Dodge Ram truck and GM Sigma programs also contributed to the first quarter of 2001 decline in gross margins from the first quarter of 2000.

S, G & A Expenses -- Selling, general and administrative expenses increased to $35.3 million, or 5.6 percent of revenues, for the first quarter of 2001 compared to $34.7 million, or 5.1 percent of revenues for the prior period. This increase was due primarily to incremental costs associated with the Company's acquisitions of Algoods, Caterina, Presskam and Seojin of $4.3 million. This increase was offset by $3.7 million in decreased costs due mainly to reductions in headcount in the consolidation of the Company's support activities.

Amortization Expense -- Amortization expense for the first quarter of 2001 was $6.1 million compared to $5.1 million for the prior period. The increase was due to incremental goodwill amortization related to the acquisitions of Algoods, Caterina, Presskam, and Seojin.

Interest Expense -- Interest expense for the first quarter of 2001 was $19.7 million compared to $13.2 million for the prior period. Interest expense was affected by increased borrowings incurred to fund the Company's acquisitions of Algoods, Caterina, and Presskam. Rate increases on the credit facilities entered into in July 2000 along with the issuance of the senior Euro notes in July 2000 also contributed to the increase in interest expense. These increases were offset by an increase in capitalized interest of $1.9 million.

Income Taxes -- The effective income tax rate was 38.7 percent and 40.0 percent for the first quarters of 2001 and 2000, respectively. The decrease in the effective rate is due primarily as a result of increased income in lower tax jurisdictions.

Equity in Earnings of Joint Ventures -- Equity in earnings of joint ventures, net of tax, was $4.4 million and $4.5 million for the first quarters of 2001 and 2000, respectively. These amounts represent the Company's share of the earnings from its joint venture interests in Metalsa, Caterina, Tower Golden Ring, and Seojin.

Minority Interest -- Minority interest for the first quarters of 2001 and 2000 represents dividends, net of income tax benefits, on the Preferred Securities.

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

The charge includes costs associated with asset impairments, severance and outplacement costs related to employee terminations, loss contract provisions and certain other exit costs. These activities are anticipated to result in a reduction of more than 800 employees. Through March 31, 2001, the Company had eliminated approximately 850 employees pursuant to the Plan. The estimated realignment charge does not cover certain aspects of the Plan, including movement of equipment and employee relocation and training. These costs will be recognized in future periods as incurred.

The asset impairments consist of long-lived assets, including fixed assets, manufacturing equipment and land, from the facilities the Company intends to dispose of or discontinue. For assets that will be disposed of currently, the Company measured impairment based on estimated proceeds on the sale of the facilities and equipment. The carrying value of the long-lived assets held for sale or disposal is approximately $3.8 million as of March 31, 2001. For assets that will be held and used in the future, the Company prepared a forecast of expected undiscounted cash flows to determine whether asset impairment existed, and used fair values to measure the required write-downs. These asset impairments have arisen only as a consequence of the Company making the decision to exit these activities during the fourth quarter of 2000. The assets will be abandoned or disposed of upon the exit of the activity, with expected completion during the first nine months of 2001.

The accrual for operational realignment and other costs is included in accrued liabilities in the accompanying consolidated balance sheet as of March 31, 2001. The table below summarizes the accrued operational realignment and other charges through March 31, 2001 (in millions):

                                                                  SEVERANCE AND
                                               ASSET               OUTPLACEMENT      LOSS       OTHER EXIT
                                            IMPAIRMENTS               COSTS        CONTRACTS       COSTS       TOTAL
                                            -----------           -------------    ---------    ----------     -----
Provision for operational
  realignment and other charges                $103.7                 $25.2           $8.1          $4.3       $141.3
Cash payments                                    --                    (8.7)          (2.5)         (0.3)       (11.5)
Non cash charges                                (73.1)                 --             --            --          (73.1)
                                       ----------------------------------------------------------------------------------
Balance at December 31, 2000                     30.6                  16.5            5.6           4.0         56.7
Cash payments                                    --                    (6.0)          (2.2)         (0.3)        (8.5)
Non cash charges                                (10.3)                 --             --            --          (10.3)
                                       ----------------------------------------------------------------------------------
Balance at March 31, 2001                       $20.3                 $10.5           $3.4          $3.7        $37.9
                                       ==================================================================================

LIQUIDITY AND CAPITAL RESOURCES

In July 2000, the Company replaced its existing $750 million amortizing credit agreement with a new six-year $1.15 billion senior unsecured credit agreement. The new credit agreement includes a non-amortizing revolving facility of $825 million along with an amortizing term loan of $325 million. The new facility also includes a multi-currency borrowing feature that allows the Company to borrow up to $500 million in certain freely tradable offshore currencies, and letter of credit sublimits of $100 million. As of March 31, 2001, approximately $13.4 million of the outstanding borrowings are denominated in Japanese yen and $62.3 million of the outstanding borrowings are denominated in Euro. Interest on the new credit facility is at the financial institutions' reference rate, LIBOR, or the Eurodollar rate plus a margin ranging from 0 to 200 basis points depending on the ratio of the consolidated funded debt for restricted subsidiaries of the Company to its total EBITDA. The weighted average interest rate for such borrowings was 7.6 percent for year ended March 31, 2001. The new credit agreement has a final maturity of 2006. As a result of the debt replacement, the Company recorded an extraordinary loss, net of tax, of $3.0 million during the third quarter of 2000.

In July 2000, R. J. Tower (the "Issuer"), a wholly-owned subsidiary of the Company, issued Euro-denominated senior unsecured notes in the amount of 150 million (approximately $131.6 million at March 31, 2001). The notes bear interest at a rate of 9.25 percent, payable semi-annually. The notes rank equally with all of the Company's other unsecured and unsubordinated debt. The net proceeds after issuance costs were used to repay a portion of the Company's existing Euro-denominated indebtedness under its existing credit facility. The notes mature on August 1, 2010.

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

Effective January 1, 2001, unrealized gains and losses on interest rate swap agreements used to hedge the Company's exposure to interest rate fluctuations are recognized currently for financial reporting purposes. The swap agreement is marked to market on a quarterly basis. The effect of this change as of January 1, 2001, was a pretax charge to accumulated other comprehensive loss of $6.8 million ($4.2 million net of income tax benefit). During the first quarter of 2001, pretax other comprehensive loss increased by $4.0 million ($2.5 million net of income tax benefit) to reflect an unrealized loss on the swap agreement from January 1, 2001 to March 31, 2001.

During the first quarter of 2001, the Company generated $40.8 million of cash from operations compared with generating $11.3 million in the 2000 period. Cash provided by net income, depreciation, amortization, and deferred income tax provision of $57.4 million in 2001 and $83.4 million in 2000, was partially offset by cyclical increases in working capital requirements and other operating items of $16.6 million and $72.1 million, respectively.

Net cash used in investing activities was $76.4 million during the first quarter of 2001 as compared to $159.6 million in the prior period. Net capital expenditures totaled $68.9 million in the first quarter of 2001 for equipment and dedicated tooling purchases related to new or replacement programs. This compares with net capital expenditures of $57.3 million for the prior period.

Net cash provided by financing activities totaled $32.3 million for the first quarter of 2001 compared with $146.5 million in 2000.

At March 31, 2001, the Company had unused borrowing capacity of approximately $121 million, under its most restrictive debt covenant. The Company believes the borrowing availability under its credit agreement, together with funds generated by operations, should provide liquidity and capital resources to pursue its business strategy for the foreseeable future, with respect to working capital, capital expenditures, and other operating needs. The Company estimates its 2001 capital expenditures will approximate $225 million. Under present conditions, management does not believe access to funds will restrict its ability to pursue its business strategy.

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

At March 31, 2001, the Company had total debt and obligations under capital leases of $1.3 billion. The debt is comprised of fixed rate debt of $491.6 million and floating rate debt of $846.4 million. The pre-tax earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt would be approximately $8.5 million, holding other variables constant. A one-percentage point increase in interest rates would not materially impact the fair value of the fixed rate debt.

A portion of Tower Automotive's revenue was derived from manufacturing operations in Europe, Asia, and South America. The results of operations and financial position of the Company's foreign operations are principally measured in its respective currency and translated into U. S. dollars. The effects of foreign currency fluctuations in Europe, Asia, and South America are somewhat mitigated by the fact that expenses are generally incurred in the same currency in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U. S. dollar against the respective foreign currency.

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

The Company's strategy for management of currency risk relies primarily upon conducting its operations in a country's respective currency and may, from time to time, engage in hedging programs intended to reduce the Company's exposure to currency fluctuations. As of March 31, 2001, the Company held no foreign currency hedge positions. Management believes the effect of a one percent appreciation or depreciation in foreign currency rates would not materially affect the Company's financial position or results of operations for the periods presented.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended on January 1, 2001 (see note 10). The effect of this change as of January 1, 2001, was a pretax charge to accumulated other comprehensive loss of $6.8 million ($4.2 million net of income tax benefit). During the first quarter of 2001, pretax other comprehensive loss increased by $4.0 million ($2.5 million net of income tax benefit) to reflect an unrealized loss on the swap agreement from January 1, 2001 through March 31, 2001.

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

Item 5.  Other Information:

         None

Item 6.  Exhibits and Reports on Form 8-K:

         (b) During the quarter for which this report is filed, the Company filed the following Form 8-K Current Reports with the Securities and Exchange Commission:

               1. The Company's current report on Form 8-K dated February 2, 2001, Under Item 5 (Commission File No. 1-12733).

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               TOWER AUTOMOTIVE, INC.


Date:  May 15, 2001            By /s/ Anthony A. Barone
                                  ----------------------------------------------
                                    Anthony A. Barone
                                    Vice President, Chief Financial Officer
                                    (principal accounting and financial officer)