Form 10-Q
period 2001-06-30
TOWER AUTOMOTIVE INC
filed 2001-08-03
CIK 925548

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                      Yes  [X]             No [ ]

The number of shares outstanding of the Registrant's common stock, par value $.01 per share, at July 31, 2001 was 44,397,350 shares.

                             TOWER AUTOMOTIVE, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I   FINANCIAL INFORMATION

     Item 1.   Financial Statements:

               Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended June 30, 2001 and 2000

               Condensed Consolidated Statements of Operations (unaudited) for the Six Months Ended June 30, 2001 and 2000

               Condensed Consolidated Balance Sheets at June 30, 2001 (unaudited) and December 31, 2000

               Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2001 and 2000

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

    Item 6.    Exhibits and Reports on Form 8-K

ITEM 1 - FINANCIAL INFORMATION


                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - UNAUDITED)


                                                         THREE MONTHS ENDED JUNE 30,
                                                         ---------------------------
                                                           2001              2000
                                                         ---------         ---------
Revenues                                                 $ 642,407         $ 681,020
Cost of sales                                              557,146           566,649
                                                         ---------         ---------
        Gross profit                                        85,261           114,371
Selling, general and administrative expenses                35,020            33,431
Amortization expense                                         6,130             5,118
                                                         ---------         ---------
        Operating income                                    44,111            75,822
Interest expense, net                                       20,121            13,534
                                                         ---------         ---------
        Income before provision for income taxes            23,990            62,288
Provision for income taxes                                   9,444            24,916
                                                         ---------         ---------
        Income before equity in earnings of joint
        ventures and minority interest                      14,546            37,372
Equity in earnings of joint ventures                         4,790             4,540
Minority interest - dividends on trust preferred
securities, net                                             (2,664)           (2,619)
                                                         ---------         ---------
        Net income                                       $  16,672         $  39,293
                                                         =========         =========
Basic earnings per share                                 $    0.38         $    0.83
                                                         =========         =========
Diluted earnings per share                               $    0.35         $    0.68
                                                         =========         =========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          (AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS - UNAUDITED)


                                                            SIX MONTHS ENDED JUNE 30,
                                                         -------------------------------
                                                            2001                2000
                                                         -----------         -----------
Revenues                                                 $ 1,270,783         $ 1,366,384
Cost of sales                                              1,106,251           1,140,291
                                                         -----------         -----------
        Gross profit                                         164,532             226,093
Selling, general and administrative expenses                  70,319              68,087
Amortization expense                                          12,208              10,217
                                                         -----------         -----------
        Operating income                                      82,005             147,789
Interest expense, net                                         39,843              26,731
                                                         -----------         -----------
        Income before provision for income taxes              42,162             121,058
Provision for income taxes                                    16,472              48,424
                                                         -----------         -----------
        Income before equity in earnings of joint
        ventures and minority interest                        25,690              72,634
Equity in earnings of joint ventures                           9,171               9,020
Minority interest - dividends on trust preferred
securities, net                                               (5,328)             (5,238)
                                                         -----------         -----------
        Net income                                       $    29,533         $    76,416
                                                         ===========         ===========
Basic earnings per share                                 $      0.67         $      1.62
                                                         ===========         ===========
Diluted earnings per share                               $      0.63         $      1.32
                                                         ===========         ===========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                                       JUNE 30,          DECEMBER 31,
                              ASSETS                                    2001                2000
                                                                     -----------         -----------
                                                                     (unaudited)
Current assets:
       Cash and cash equivalents                                     $    11,185         $     3,373
       Accounts receivable, net                                          295,892             278,707
       Subordinated interest in accounts receivable                       28,336                  --
       Inventories, net                                                  100,392             132,478
       Prepaid tooling and other                                         211,144             222,119
                                                                     -----------         -----------
             Total current assets                                        646,949             636,677
                                                                     -----------         -----------
Property, plant and equipment, net                                     1,149,877           1,111,780
Investments in joint ventures                                            306,525             267,217
Goodwill and other assets, net                                           854,715             877,073
                                                                     -----------         -----------
                                                                     $ 2,958,066         $ 2,892,747
                                                                     ===========         ===========

              LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities:
       Current maturities of long-term debt and capital lease        $   152,816         $   149,066
       obligations
       Accounts payable                                                  360,896             248,389
       Accrued liabilities                                               267,037             175,219
                                                                     -----------         -----------
             Total current liabilities                                   780,749             572,674
                                                                     -----------         -----------
Long-term debt, net of current maturities                                768,891             933,442
Obligations under capital leases, net of current maturities                6,016               8,458
Convertible subordinated notes                                           200,000             200,000
Deferred income taxes                                                     38,120              33,884
Other noncurrent liabilities                                             181,940             185,444
                                                                     -----------         -----------
              Total noncurrent liabilities                             1,194,967           1,361,228
                                                                     -----------         -----------

Mandatorily redeemable trust convertible preferred securities            258,750             258,750

Stockholders' investment:
       Preferred stock                                                        --                  --
       Common stock                                                          481                 476
       Additional paid-in capital                                        453,440             450,455
       Retained earnings                                                 337,489             307,956
       Deferred income stock plan                                        (10,219)             (8,942)
       Accumulated other comprehensive loss                              (17,413)             (9,672)
       Treasury stock, at cost                                           (40,178)            (40,178)
                                                                     -----------         -----------
          Total stockholders' investment                                 723,600             700,095
                                                                     -----------         -----------
                                                                     $ 2,958,066         $ 2,892,747
                                                                     ===========         ===========



         The accompanying notes are an integral part of these condensed consolidated balance sheets.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)


                                                                             SIX MONTHS ENDED JUNE 30,
                                                                         -------------------------------
                                                                              2001               2000
                                                                         -----------         -----------
OPERATING ACTIVITIES:
      Net income                                                         $    29,533         $    76,416
      Adjustments to reconcile net income to net cash provided by operating activities -
         Depreciation and amortization                                        81,025              76,542
         Deferred income tax provision                                         7,463              21,387
         Changes in other operating items                                    182,389            (101,039)
                                                                         -----------         -----------
        Net cash provided by operating activities                            300,410              73,306
                                                                         -----------         -----------

INVESTING ACTIVITIES:
      Acquisitions and investment in joint ventures                          (13,535)           (153,331)
      Capital expenditures, net                                             (102,073)            (41,648)
                                                                         -----------         -----------
         Net cash used in investing activities                              (115,608)           (194,979)
                                                                         -----------         -----------
FINANCING ACTIVITIES:
      Proceeds from borrowings                                             1,181,978           1,565,574
      Repayment of debt                                                   (1,359,880)         (1,443,439)
      Proceeds from issuance of stock                                            912               5,307
                                                                         -----------         -----------
         Net cash (used in) provided by financing activities                (176,990)            127,442
                                                                         -----------         -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                        7,812               5,769

CASH AND CASH EQUIVALENTS:
      Beginning of period                                                      3,373               3,617
                                                                         -----------         -----------
      End of period                                                      $    11,185         $     9,386
                                                                         ===========         ===========
NON-CASH FINANCING ACTIVITIES:
      Notes payable converted to common stock                            $       800         $        --
                                                                         ===========         ===========
      Deferred income stock plan                                         $     1,277         $     4,458
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

         Revenues and operating results for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

         Certain prior year amounts were reclassified to conform to current year presentation.

2.       Inventories consisted of the following (in thousands):

                                            JUNE 30,          DECEMBER 31,
                                             2001                 2000
                                           ---------          -----------
           Raw materials                   $  43,493           $  54,958
           Work in process                    24,834              40,281
           Finished goods                     32,065              37,239
                                           ---------           ---------
                                           $ 100,392           $ 132,478
                                           =========           =========

3. Basic earnings per share were computed by dividing net income by the weighted average number of common shares outstanding during the respective quarters. Diluted earnings per share were determined on the assumptions:
     (i) the Edgewood notes were converted at the beginning of the period, (ii) the Convertible Subordinated Notes were converted at the beginning of the period, and (iii) the Preferred Securities were converted at the beginning of the period (in thousands, except for per share data):

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                             JUNE 30,              JUNE 30,
                                        ------------------    ------------------
                                          2001      2000       2001        2000
                                        -------    -------    -------    -------
Net income                              $16,672    $39,293    $29,533    $76,416
Interest expense on Edgewood notes,
  net of tax                                  3          8         10         16
Interest expense on Convertible
  Subordinated Notes, net of tax          1,653      1,626      3,305      3,252
Dividends on Preferred Securities,
  net of tax                              2,664      2,619      5,328      5,238
                                        -------    -------    -------    -------
Net income applicable to common
  stockholders -- diluted               $20,992    $43,546    $38,176    $84,922
                                        =======    =======    =======    =======

Weighted average number of common
  shares outstanding                     44,416     47,750     44,263     47,480
Dilutive effect of outstanding stock
  options and warrants after
  application of the treasury
  stock method                              121        166        126        220
Dilutive effect of Edgewood notes,
  assuming conversion                       125        289        194        289
Dilutive effect of Convertible
  Subordinated Notes, assuming
  conversion                              7,730      7,730      7,730      7,730
Dilutive effect of Preferred
  Securities, assuming conversion         8,424      8,424      8,424      8,424
                                        -------    -------    -------    -------
Diluted shares outstanding               60,816     64,359     60,737     64,143
                                        =======    =======    =======    =======
Basic earnings per share                $  0.38    $  0.83    $  0.67    $  1.62
                                        =======    =======    =======    =======
Diluted earnings per share              $  0.35    $  0.68    $  0.63    $  1.32
                                        =======    =======    =======    =======

4.   Long-term debt consisted of the following (in thousands):


                                                           JUNE 30,          DECEMBER 31,
                                                            2001                2000
                                                         -----------         -----------
            Revolving credit facility                    $   211,778         $   345,919
            Senior Euro notes                                127,470             141,330
            Term credit facility                             325,000             325,000
            Industrial development revenue bonds              43,765              43,765
            Edgewood notes                                        78                 878
            Other foreign subsidiary indebtedness            151,943             151,171
            Other                                             59,046              72,969
                                                         -----------         -----------
                                                             919,080           1,081,032
            Less-current maturities                         (150,189)           (147,590)
                                                         -----------         -----------
                  Total long-term debt                   $   768,891         $   933,442
                                                         ===========         ===========

     On July 25, 2000, the Company replaced its existing $750 million amortizing credit agreement with a new six-year $1.15 billion senior unsecured credit agreement. The new credit agreement includes a non-amortizing revolving facility of $825 million along with an amortizing term loan of $325 million. The new facility also includes a multi-currency borrowing feature that allows the Company to borrow up to $500 million in certain freely tradable offshore currencies, and letter of credit sublimits of $100 million. As of June 30, 2001, approximately $13.5 million of the outstanding borrowings are denominated in Japanese yen and $52.3 million of the outstanding borrowings are denominated in Euro. Interest on the new credit facility is at the financial institutions' reference rate, LIBOR, or the Eurodollar rate plus a margin ranging from 0 to 200 basis points depending on the ratio of the consolidated funded debt for restricted subsidiaries of the Company to its total EBITDA. The weighted average interest rate for such borrowings was 7.35 percent for six months ended June 30, 2001. The new credit agreement has a final maturity of 2006. As a result of the debt replacement, the Company recorded an extraordinary loss, net of tax, of $3.0 million during the third quarter of 2000.

     The Credit Agreement requires the Company to meet certain financial tests, including but not limited to a minimum interest coverage and maximum leverage ratio. As of June 30, 2001, the Company was in compliance with all debt covenants.

     On July 25, 2000, R. J. Tower (the "Issuer"), a wholly-owned subsidiary of the Company, issued Euro-denominated senior unsecured notes in the amount of E150 million. The notes bear interest at a rate of 9.25 percent, payable semi-annually. The notes rank equally with all of the Company's other unsecured and unsubordinated debt. The net proceeds after issuance costs were used to repay a portion of the Company's existing Euro-denominated indebtedness under its existing credit facility. The notes mature on August 1, 2010.

     During September 2000, the Company entered into an interest rate swap contract to hedge against interest rate exposure on approximately $160 million of its floating rate indebtedness under its $1.15 billion senior unsecured credit facility. The contracts have the effect of converting the floating rate interest to a fixed rate of approximately 6.9 percent, plus any applicable margin required under the revolving credit facility. The interest rate swap contract was executed to balance the Company's

5. During the quarter ended June 30, 2001 the Company entered into an agreement whereby the domestic operating units will sell eligible customer receivables on an ongoing basis to a newly formed special purpose entity (the "SPE"). Upon recording the sale, the operating units recognize a loss representing the difference between the carrying value of the eligible receivables and the net sales proceeds received. The loss consists of the effects of yield adjustments and projected credit losses associated with the receivables pool. The SPE records its ownership in the net receivables purchased from the operating units. The SPE subsequently sells its interest in receivables to a third party funding agent in exchange for cash and a subordinated interest in the unfunded receivables transferred. The Company acts as an administrative agent in the management and collection of accounts receivable sold. The Company remits all cash collected from domestic receivables to the SPE. The SPE records a liability for amounts due to the funding agent along with any funding costs and applies any excess collections to reduce its subordinated interest in receivables sold. Cash collected by the SPE in excess of amounts due the funding agent and its net subordinated interest in the receivables pool are recorded as investment income by the SPE. This income represents an offset of the yield adjustments and credit losses recorded by the operating units upon sale in adjusting the carrying value of receivables sold. The net impact of the yield loss and credit loss adjustment is not material.

     During the quarter ended June 30, 2001, the Company sold approximately $180.7 million of net accounts receivable in exchange for $54.0 million of cash and a retained subordinated interest in the receivables sold of approximately $126.7 million. The proceeds from the sale were used to pay down borrowings under the Company's revolving credit facility. As of June 30, 2001, the SPE recorded a liability to the funding agent of $54.0 million and a subordinated interest in receivables sold of $28.3 million. Settlement of amounts due to the funding agent as well as its funding cost of approximately 7.6 percent occurs during the month subsequent to the sale of the receivables. During the period preceding this settlement, the SPE advances any excess cash from collections to R.J. Tower in the form of a demand note receivable. The demand note is eliminated on consolidation.

6. On November 30, 2000, the Company completed the acquisition of Strojarne Malacky, a.s. ("Presskam"), a manufacturer of upper body structural assemblies for Volkswagen, Porsche and Skoda, located near Bratislava, Slovakia. The Company paid total consideration of approximately $10 million for Presskam and intends to use the investment to further support Volkswagen's Bratislava assembly operation.

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

         Effective January 1, 2000, the Company acquired all of the outstanding shares of Dr. Meleghy GmbH & Co. KG Werkzeugbau und Presswerk, Bergisch Gladbach ("Dr. Meleghy") for approximately $86.4 million. Dr. Meleghy designs and produces structural stampings, assemblies, exposed surface panels and modules to the European automotive industry. Dr. Meleghy also designs and manufactures tools and dies for use in their production and for the external market. Dr. Meleghy operates three facilities in Germany and one facility in both Hungary and Poland. Dr. Meleghy's main customers include DaimlerChrysler, Audi, Volkswagen, Ford, Opel and BMW. Products offered by Dr. Meleghy include body side panels, floor pan assemblies and miscellaneous structural stampings. Based on the purchase contract, the Company anticipates it will pay an additional $24 million during 2001 for achieving certain operating earnings targets during the 2000 period. The acquisition was financed with proceeds from the Company's revolving credit facility.

         On October 29, 1999, the Company invested $21 million for new shares representing a 49 percent equity interest in Seojin Industrial Company Limited ("Seojin"). Seojin is a supplier of frames, modules and structural components to the Korean automotive industry. Consideration for the equity interest was financed under the Company's revolving credit facility. In addition, the Company advanced $19 million to Seojin in exchange for variable rate convertible bonds (the "Bonds") due October 30, 2009. On October 31, 2000, the Company exercised its right to convert the bonds into 17 percent of the common stock of Seojin increasing the Company's equity interest to 66 percent. Based upon the formula conversion of the Seojin bonds, the Company paid an additional $1.2 million for the 17 percent equity interest.

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

         In conjunction with its acquisitions, the Company has established reserves for certain costs associated with facility shutdown and consolidation activities and for general and payroll related costs primarily for planned employee termination activities. As of December 31, 2000, approximately $7.3 million and $3.9 million were recorded for facility shutdown and payroll related costs, respectively. Costs incurred and charged to such reserves amounted to $0.8 million for facility shutdown costs and $1.2 million for payroll related termination costs for the six months ended June 30, 2001. At June 30, 2001, liabilities of approximately $6.5 million for costs associated with facility shutdown and consolidation activities and $2.7 million of costs for planned employee termination activities remained. The timing of facility shutdown and consolidation activities has been adjusted to reflect customer concerns with supply interruption. These reserves have been utilized as originally intended and management believes the liabilities recorded for shutdown and consolidation activities are adequate but not excessive as of June 30, 2001.

7. The Company has a 31 percent equity interest in Yorozu Corporation ("Yorozu") acquired from Nissan Motor Co. Ltd. ("Nissan"). The Company acquired its original 17 percent equity interest in Yorozu for approximately $38 million in September 2000 payable to Nissan over two and one-half years. The Company exercised its option to purchase an additional 13.8 percent equity interest in Yorozu for approximately $30 million in February 2001 payable to Nissan over two and one-half years.

         The Company formed a product technology and development joint venture, DTA Development, with Defiance Testing & Engineering Services, Inc., a subsidiary of GenTek Inc. through an investment of $2.1 million in March 2000, which represents a 40 percent equity interest.

8. The Company is a 40 percent partner in Metalsa S. de R.L. ("Metalsa") with Promotora de Empresas Zano, S.A. de C.V. ("Proeza"). The partnership agreement provides additional amounts of up to $45 million payable based upon net earnings of Metalsa during 1998, 1999, and 2000. Based upon Metalsa's net earnings, the Company paid Proeza approximately $9.0 million and $7.9 million in additional consideration during 1999 and 2000, respectively. Based upon Metalsa's 2000 net earnings, the Company anticipates it will pay Proeza approximately
         $8.0 million in additional consideration during 2001.

9. On October 2, 2000, the Company's board of directors approved a comprehensive operational realignment plan (the "Plan"), which is intended to improve the Company's long-term competitive position and lower its cost structure. The Plan includes phasing out the heavy truck rail manufacturing in Milwaukee, Wisconsin; reducing stamping capacity by closing the Kalamazoo, Michigan facility; and consolidating related support activities across the enterprise. The Company recognized a charge to operations of approximately $141.3 million in the fourth quarter of 2000, which reflects the estimated qualifying "exit costs" to be incurred over the next 12 months under the Plan.

         The charge includes costs associated with asset impairments, severance and outplacement costs related to employee terminations, loss contract provisions and certain other exit costs. These activities are anticipated to result in a reduction of more than 800 employees. Through June 30, 2001, the Company had eliminated approximately 850 employees pursuant to the Plan. The estimated realignment charge does not cover certain aspects of the Plan, including movement of equipment and employee relocation and training. These costs will be recognized in future periods as incurred.

         The asset impairments consist of long-lived assets, including fixed assets, manufacturing equipment and land, from the facilities the Company intends to dispose of or discontinue. For assets that will be disposed of currently, the Company measured impairment based on estimated proceeds on the sale of the facilities and equipment. The carrying value of the long-lived assets held for sale or disposal is approximately $3.8 million as of June 30, 2001. For assets that will be held and used in the future, the Company prepared a forecast of expected undiscounted cash flows to determine whether asset impairment existed, and used fair values to measure the required write-downs. These asset impairments have arisen only as a consequence of the Company making the decision to exit these activities during the fourth quarter of 2000. The assets will be abandoned or disposed of upon the exit of the activity, with expected completion during the first nine months of 2001.

         The accrual for operational realignment and other costs is included in accrued liabilities in the accompanying consolidated balance sheet as of June 30, 2001. The table below summarizes the accrued operational realignment and other charges through June 30, 2001 (in millions):

                                                     SEVERANCE AND                       OTHER
                                         ASSET       OUTPLACEMENT        LOSS            EXIT
                                      IMPAIRMENTS        COSTS         CONTRACTS         COSTS           TOTAL
                                      -----------    -------------     ---------        -------         -------
Provision for operational
  realignment and other charges         $ 103.7         $  25.2         $   8.1         $   4.3         $ 141.3
Cash payments                                --            (8.7)           (2.5)           (0.3)          (11.5)
Non cash charges                          (73.1)             --              --              --           (73.1)
                                        -------         -------         -------         -------         -------
Balance at December 31, 2000               30.6            16.5             5.6             4.0            56.7
Cash payments                                --            (8.7)           (3.4)           (0.8)          (12.9)
Non cash charges                          (10.6)             --              --              --           (10.6)
                                        -------         -------         -------         -------         -------
Balance at June 30, 2001                $  20.0         $   7.8         $   2.2         $   3.2         $  33.2
                                        =======         =======         =======         =======         =======

10.       Supplemental cash flow information (in thousands):

                                             THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                             ---------------------------        --------------------------
                                               2001              2000            2001               2000
                                             --------         ----------        -------            -------
         Cash paid for -
                Interest                      $11,975         $14,800           $38,982            $32,273
                Income taxes                    1,598           9,815             3,281             16,277

11. The following table presents comprehensive income, defined as changes in the stockholders' investment of the Company, for the six months ended June 30, 2001 and 2000 (in thousands):

                                             THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                             ---------------------------        ---------------------------
                                               2001              2000             2001               2000
                                             --------          ---------        --------           --------
   Net income                                $ 16,672           $ 39,293        $ 29,533           $ 76,416
   Change in cumulative translation
     adjustment                                 1,428                204          (2,406)              (750)
   Transition adjustment relating
     to loss on qualifying cash flow
     hedges                                        --                 --          (4,200)                --
   Unrealized gain(loss) on qualifying
     cash flow hedges                           1,365                 --          (1,135)                --
                                             --------           --------        --------            -------
   Comprehensive income                      $ 19,465           $ 39,497        $ 21,792           $ 75,666
                                             ========           ========        ========           ========

12. On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued by the Financial Accounting Standards Board (the "FASB") in 1998. SFAS No. 133, as amended, establishes accounting and reporting standards requiring the recording of each derivative instrument in the balance sheet as either an asset or liability measured at fair value. Changes in the derivative instrument's fair value must be recognized currently in earnings unless specific hedge accounting criteria is met. For hedges which meet the criteria, the derivative instrument's gains and losses, to the extent effective, may be recognized in accumulated other comprehensive income or loss, rather than in earnings.

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

         The adoption of SFAS No. 133 on January 1, 2001 resulted in a pretax charge to accumulated other comprehensive loss of $6.8 million ($4.2 million net of income tax benefit) for derivative instruments that were issued, acquired or modified after December 31, 1998. The accumulated other comprehensive loss was attributable to losses on effective cash flow hedges. Amounts currently recorded in accumulated other comprehensive loss ($5.3 million at June 30, 2001) will be reclassified into current earnings by September 2005, the termination date for the current agreement.

         Derivative liabilities relating to the interest rate swap agreement totaling $8.6 million have been recorded in accrued liabilities on the balance sheet as of June 30, 2001. The fair value of the interest rate swap agreement is based upon the difference between the contractual rates and the present value of the expected future cash flows on the hedged interest rate.

13. On June 29, 2001, the FASB approved for issuance, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill will no longer be subject to amortization. Management is currently reviewing the provisions of these Statements and their impact on the Company's results of operations.

14. The following consolidating financial information presents balance sheets, statements of operations and cash flow information related to the Company's business. Each Guarantor, as defined, is a direct or indirect wholly-owned subsidiary of the Company and has fully and unconditionally guaranteed the 9.25 percent senior unsecured notes issued by R. J. Tower Corporation, on a joint and several basis. Tower Automotive, Inc. (the parent company) has also fully and unconditionally guaranteed the note and is reflected as the Parent Guarantor in the consolidating financial information. The Non-Guarantors include the Company's foreign subsidiaries. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material to investors.

TOWER AUTOMOTIVE INC.
CONSOLIDATING BALANCE SHEETS AT JUNE 30, 2001
(AMOUNTS IN THOUSANDS - UNAUDITED)

                                              R. J. TOWER     PARENT    GUARANTOR    NON-GUARANTOR
                                              CORPORATION   GUARANTOR   COMPANIES      COMPANIES     ELIMINATIONS    CONSOLIDATED
                                              -----------   ---------   ---------    -------------   ------------    ------------
                ASSETS
Current assets:
 Cash and cash equivalents                     $     1,162   $      --   $      109   $       9,914   $         --    $   11,185
 Accounts receivable, net                            4,416          --      184,363         107,113             --       295,892
 Subordinated interest in accounts receivable           --          --           --          28,336             --        28,336
 Inventories, net                                    1,695          --       63,586          35,111             --       100,392
 Prepaid tooling and other                          24,719          --      148,686          37,739             --       211,144
                                               -----------   ---------   ----------   -------------   ------------    ----------
   Total current assets                             31,992          --      396,744         218,213             --       646,949
                                               -----------   ---------   ----------   -------------   ------------    ----------
Property, plant and equipment, net                  39,051          --      856,834         253,992             --     1,149,877
Investments in joint ventures                      256,535      45,361        3,496           1,133             --       306,525
Investment in subsidiaries                         682,889     723,600           --              --     (1,406,489)            -
Goodwill and other assets, net                      21,938      10,355      551,771         270,651             --       854,715
                                               -----------   ---------   ----------   -------------   ------------    ----------
                                               $ 1,032,405   $ 779,316   $1,808,845   $     743,989   $ (1,406,489)   $2,958,066
                                               ===========   =========   ==========   =============   ============    ==========

  LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities
 Current maturities of long-term debt and
   capital lease obligations                   $    52,461        $ --   $    2,627   $      97,728   $         --    $  152,816
 Accounts payable                                   16,938          --      239,701         104,257             --       360,896
 Accrued liabilities                                62,622       4,167       93,221         107,027             --       267,037
                                               -----------   ---------   ----------   -------------   ------------    ----------
   Total current liabilities                       132,021       4,167      335,549         309,012             --       780,749
                                               -----------   ---------   ----------   -------------   ------------    ----------

Long-term debt, net of current maturities          646,937          --       44,765          77,189             --       768,891
Obligations under capital leases,
  net of current maturities                             --          --        6,016              --             --         6,016
Convertible subordinated notes                          --     200,000           --              --             --       200,000
Due to/(from) affiliates                          (527,438)   (407,201)     839,744          94,895             --            --
Deferred income taxes                               30,747          --        2,970           4,403             --        38,120
Other noncurrent liabilities                        10,554          --      135,072          36,314             --       181,940
                                               -----------   ---------   ----------   -------------   ------------    ----------
   Total noncurrent liabilities                    160,800    (207,201)   1,028,567         212,801             --     1,194,967
                                               -----------   ---------   ----------   -------------   ------------    ----------

Manditorily redeemable trust convertible
 preferred securities                                   --     258,750           --              --             --       258,750

Stockholders' investment                           745,021     723,600      444,729         234,152     (1,406,489)      741,013
Accumulated other comprehensive loss                (5,437)         --           --         (11,976)            --       (17,413)
                                               -----------   ---------   ----------   -------------   ------------    ----------
   Total stockholders' investment                  739,584     723,600      444,729         222,176     (1,406,489)      723,600
                                               -----------   ---------   ----------   -------------   ------------    ----------
                                               $ 1,032,405   $ 779,316   $1,808,845   $     743,989   $ (1,406,489)   $2,958,066
                                               ===========   =========   ==========   =============   =============   ==========

TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 (AMOUNTS IN THOUSANDS - UNAUDITED)


                                              R. J. TOWER     PARENT    GUARANTOR    NON-GUARANTOR
                                              CORPORATION   GUARANTOR   COMPANIES      COMPANIES     ELIMINATIONS    CONSOLIDATED
                                              -----------   ---------   ---------    -------------   ------------    ------------
Revenues                                       $  19,946          $ --  $ 432,190       $ 190,271           $ --      $  642,407

Cost of sales                                      3,390            --    384,329         169,427             --         557,146
                                               ---------     ---------  ---------       ---------      ---------      ----------

  Gross profit                                    16,556            --     47,861          20,844             --          85,261

Selling, general and administrative expenses       1,172            --     24,775           9,073             --          35,020

Amortization expense                                 481           324      3,633           1,692             --           6,130
                                               ---------     ---------  ---------       ---------      ---------      ----------
  Operating income                                14,903          (324)    19,453          10,079             --          44,111

Interest expense, net                             17,158         1,879     (2,628)          3,712             --          20,121
                                               ---------     ---------  ---------       ---------      ---------      ----------
  Income before provision for income taxes        (2,255)       (2,203)    22,081           6,367             --          23,990

Provision for income taxes                          (879)         (859)     8,611           2,571             --           9,444
                                               ---------     ---------  ---------       ---------      ---------      ----------

  Income before equity in earnings of
  joint ventures and minority interest            (1,376)       (1,344)    13,470           3,796             --          14,546

Equity in earnings of joint ventures and
 subsidiaries                                     22,056        20,680         --              --        (37,946)          4,790

Minority interest - dividends on trust
 preferred, net                                       --        (2,664)        --              --             --          (2,664)
                                               ---------     ---------  ---------       ---------      ---------      ----------
  Net income                                   $  20,680     $  16,672  $  13,470       $   3,796      $ (37,946)     $   16,672
                                               =========     =========  =========       =========      =========      ==========

TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 (AMOUNTS IN THOUSANDS - UNAUDITED)


                                                                                               NON-
                                                        R. J. TOWER    PARENT    GUARANTOR   GUARANTOR
                                                        CORPORATION   GUARANTOR  COMPANIES   COMPANIES   ELIMINATIONS  CONSOLIDATED
                                                        -----------   ---------  ---------   ---------   ------------  ------------
Revenues                                                  $38,569         $ --   $832,066    $400,148        $ --      $1,270,783

Cost of sales                                              12,843           --    739,452     353,956         --        1,106,251
                                                        -----------   ---------  ---------   ---------   ------------  ------------

          Gross profit                                     25,726           --     92,614      46,192         --          164,532

Selling, general and administrative expenses                1,514           --     50,506      18,299         --           70,319

Amortization expense                                        1,014          645      7,250       3,299         --           12,208
                                                        -----------   ---------  ---------   ---------   ------------  ------------

          Operating income                                 23,198         (645)    34,858      24,594         --           82,005

Interest expense, net                                      35,676        3,551     (6,340)      6,956         --           39,843
                                                        -----------   ---------  ---------   ---------   ------------  ------------

          Income before provision for income taxes        (12,478)      (4,196)    41,198      17,638         --           42,162

Provision for income taxes                                 (4,866)      (1,637)    16,067       6,908         --           16,472
                                                        -----------   ---------  ---------   ---------   ------------  ------------

          Income before equity in earnings of
            joint ventures and minority interest           (7,612)      (2,559)    25,131      10,730         --           25,690

Equity in earnings of joint ventures and
  subsidiaries                                             45,032       37,420         --          --     (73,281)          9,171

Minority interest - dividends on trust preferred,
  net                                                          --       (5,328)        --          --          --          (5,328)
                                                        -----------   ---------  ---------   ---------   ------------  ------------

          Net income                                      $37,420       $29,533   $25,131    $ 10,730    $(73,281)     $   29,533
                                                         ==========   =========  =========   =========   ============  ============

TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2001 (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                  R. J. TOWER     PARENT     GUARANTOR   NON-GUARANTOR
                                                  CORPORATION   GUARANTOR    COMPANIES     COMPANIES    ELIMINATIONS   CONSOLIDATED
                                                  -----------  -----------  -----------  -------------  ------------   -----------
OPERATING ACTIVITIES:
Net income                                        $    37,420  $    29,533  $    25,131   $    10,730    $   (73,281)  $    29,533
Adjustments required to reconcile net income
   to net cash provided by (used in)
   operating activities
       Depreciation and amortization                    3,010          645       59,823        17,547             --        81,025
       Deferred income tax provision                    4,872           --        3,601        (1,010)            --         7,463
       Changes in other operating items               343,117          381       (8,614)       (8,527)      (143,968)      182,389
                                                  -----------  -----------  -----------   -----------    -----------   -----------
       Net cash provided by (used in) operating
           activities                                 388,419       30,559       79,941        18,740       (217,249)      300,410
                                                  -----------  -----------  -----------   -----------    -----------   -----------

INVESTING ACTIVITIES:
Capital expenditures, net                              (3,802)          --      (73,232)      (25,039)            --      (102,073)
Acquisitions and other, net                          (192,452)     (31,471)      (6,861)           --        217,249       (13,535)
                                                  -----------  -----------  -----------   -----------    -----------   -----------
       Net cash provided by (used in) investing
           activities                                (196,254)     (31,471)     (80,093)      (25,039)       217,249      (115,608)
                                                  -----------  -----------  -----------   -----------    -----------   -----------

FINANCING ACTIVITIES:
Proceeds from borrowings                            1,133,522           --           --        48,456             --     1,181,978
Repayments of debt                                 (1,305,753)          --       (1,314)      (52,813)            --    (1,359,880)
Net proceeds from the issuance of common stock             --          912           --            --             --           912
                                                  -----------  -----------  -----------   -----------    -----------   -----------
       Net cash provided by (used for) financing
           activities                                (172,231)         912       (1,314)       (4,357)            --      (176,990)
                                                  -----------  -----------  -----------   -----------    -----------   -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                19,934           --       (1,466)      (10,656)            --         7,812
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        (18,772)          --        1,575        20,570             --         3,373
                                                  -----------  -----------  -----------   -----------    -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $     1,162         $ --  $       109   $     9,914    $        --   $    11,185
                                                  ===========  ===========  ===========   ===========    ===========   ===========

TOWER AUTOMOTIVE INC.
CONSOLIDATING BALANCE SHEETS AT DECEMBER 31, 2000
(AMOUNTS IN THOUSANDS)


                                               R. J. TOWER    PARENT       GUARANTOR   NON-GUARANTOR
                                               CORPORATION   GUARANTOR     COMPANIES     COMPANIES     ELIMINATIONS   CONSOLIDATED
                                               -----------   ---------     ---------   -------------   ------------   ------------
            ASSETS

Current assets:
 Cash and cash equivalents                      $ (18,772)   $      --    $     1,575    $   20,570    $        --    $     3,373
 Accounts receivable, net                           6,983          381        172,332        99,011             --        278,707
 Inventories, net                                   2,032           --         83,479        46,967             --        132,478
 Prepaid tooling and other                         24,704           --        171,107        26,308             --        222,119
                                                ---------    ---------    -----------    ----------    -----------    -----------
   Total current assets                            14,947          381        428,493       192,856             --        636,677
                                                ---------    ---------    -----------    ----------    -----------    -----------

Property, plant and equipment, net                 37,245           --        836,175       238,360             --      1,111,780
Investments in joint ventures                     221,165       43,912          2,140            --             --        267,217
Investment in subsidiaries                        541,468      734,624             --            --     (1,276,092)            --
Goodwill and other assets, net                     21,527       11,001        536,142       308,403             --        877,073
                                                ---------    ---------    -----------    ----------    -----------    -----------
                                                $ 836,352    $ 789,918    $ 1,802,950    $  739,619    $(1,276,092)   $ 2,892,747
                                                =========    =========    ===========    ==========    ===========    ===========
  LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities
 Current maturities of long-term debt
  and capital lease obligations                 $  56,569    $      --    $     1,477    $   91,020    $        --    $   149,066
 Accounts payable                                 (13,260)          --        156,724       104,925             --        248,389
 Accrued liabilities                               35,183        4,167        101,001        34,868             --        175,219
                                                ---------    ---------    -----------    ----------    -----------    -----------
   Total current liabilities                       78,492        4,167        259,202       230,813             --        572,674
                                                ---------    ---------    -----------    ----------    -----------    -----------

Long-term debt, net of current maturities         800,401           --         44,787        88,254             --        933,442
Obligations under capital leases,
 net of current maturities                             --           --          8,458            --             --          8,458
Convertible subordinated notes                         --      200,000             --            --             --        200,000
Due to/(from) affiliates                         (822,981)    (373,094)       915,331       280,744             --             --
Deferred income taxes                              29,102           --           (631)        5,413             --         33,884
Other noncurrent liabilities                        9,060           --        132,105        44,279             --        185,444
                                                ---------    ---------    -----------    ----------    -----------    -----------
   Total noncurrent liabilities                    15,582     (173,094)     1,100,050       418,690             --      1,361,228
                                                ---------    ---------    -----------    ----------    -----------    -----------

Manditorily redeemable trust convertible
 preferred securities                                  --      258,750             --            --             --        258,750

Stockholders' investment                          744,296      700,095        443,698        97,770     (1,276,092)       709,767
Accumulated other comprehensive income (loss)
 - cumulative translation adjustment               (2,018)          --             --        (7,654)            --         (9,672)
                                                ---------    ---------    -----------    ----------    -----------    -----------
   Total stockholders' investment                 742,278      700,095        443,698        90,116     (1,276,092)       700,095
                                                ---------    ---------    -----------    ----------    -----------    -----------
                                                $ 836,352    $ 789,918    $ 1,802,950    $  739,619    $(1,276,092)   $ 2,892,747
                                                =========    =========    ===========    ==========    ===========    ===========

TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 (AMOUNTS IN THOUSANDS - UNAUDITED)


                                               R. J. TOWER      PARENT    GUARANTOR    NON-GUARANTOR
                                               CORPORATION    GUARANTOR   COMPANIES      COMPANIES      ELIMINATIONS   CONSOLIDATED
                                               -----------    ---------   ---------    -------------    ------------   ------------
Revenues                                         $  20,457    $   --      $ 537,883      $ 122,680       $    --          $ 681,020

Cost of sales                                       16,397        --        441,699        108,553            --            566,649
                                                 ---------    --------    ---------      ---------       ---------        ---------

  Gross profit                                       4,060        --         96,184         14,127            --            114,371

Selling, general and administrative expenses         1,886        --         27,277          4,268            --             33,431

Amortization expense                                 1,234         324        2,767            793            --              5,118
                                                 ---------    --------    ---------      ---------       ---------        ---------

  Operating income                                     940        (324)      66,140          9,066            --             75,822

Interest expense, net                               12,210       2,119       (2,422)         1,627            --             13,534
                                                 ---------    --------    ---------      ---------       ---------        ---------

  Income before provision for income taxes         (11,270)     (2,443)      68,562          7,439            --             62,288

Provision for income taxes                          (4,507)       (977)      27,424          2,976            --             24,916
                                                 ---------    --------    ---------      ---------       ---------        ---------

  Income before equity in earnings of
  joint ventures and minority interest              (6,763)     (1,466)      41,138          4,463            --             37,372

Equity in earnings of joint ventures
 and subsidiaries                                   50,141      43,378         --             --           (88,979)           4,540

Minority interest - dividends on trust
 preferred, net                                         --      (2,619)        --             --              --             (2,619)
                                                 ---------    --------    ---------      ---------       ---------        ---------
  Net income                                     $  43,378    $ 39,293    $  41,138      $   4,463       $ (88,979)       $  39,293
                                                 =========    ========    =========      =========       =========        =========


TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 (AMOUNTS IN THOUSANDS - UNAUDITED)


                                                                                             NON-
                                                 R. J. TOWER    PARENT       GUARANTOR    GUARANTOR
                                                 CORPORATION    GUARANTOR    COMPANIES    COMPANIES     ELIMINATIONS  CONSOLIDATED
                                                 -----------    ---------    ---------    ---------     ------------  ------------

Revenues                                         $    42,346    $      --   $1,087,076    $236,962      $         --   $1,366,384

Cost of sales                                         32,057           --      897,707     210,527                --    1,140,291
                                                 -----------    ----------    ---------   ---------     ------------   ----------

     Gross profit                                     10,289           --      189,369      26,435                --      226,093

Selling, general and administrative
  expenses                                             5,340           --       54,085       8,662                --       68,087

Amortization expense                                   1,598          759        6,327       1,533                --       10,217
                                                 -----------    ---------    ---------    ---------     ------------   ----------

     Operating income                                  3,351         (759)     128,957      16,240                --      147,789

Interest expense, net                                 22,739        4,050       (3,636)      3,598                --       26,731
                                                 -----------    ---------    ---------    ---------     ------------   ----------

     Income before provision for income taxes        (19,388)      (4,809)     132,613      12,642                --      121,058

Provision for income taxes                            (7,755)      (1,923)      53,045       5,057                --       48,424
                                                 -----------    ---------    ---------    ---------     ------------   ----------

     Income before equity in earnings of
     joint ventures and minority interest            (11,633)      (2,886)      79,568       7,585                --       72,634

Equity in earnings of joint ventures
  and subsidiaries                                    96,173       84,540           --          --          (171,693)       9,020

Minority interest - dividends on
  trust preferred, net                                    --       (5,238)          --          --                --       (5,238)
                                                 -----------    ---------    ---------    ---------     ------------   ----------

     Net income                                  $    84,540    $  76,416   $   79,568    $  7,585      $   (171,693)     $76,416
                                                 ===========    =========    =========    =========     ============   ==========

TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2000 (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                                             NON-
                                                 R. J. TOWER      PARENT     GUARANTOR    GUARANTOR
                                                 CORPORATION    GUARANTOR    COMPANIES    COMPANIES    ELIMINATIONS   CONSOLIDATED
                                                 -----------    ---------    ---------    ---------    ------------   ------------
 OPERATING ACTIVITIES:
 Net income                                      $    84,540   $  76,416     $  79,568    $    7,585   $  (171,693)   $    76,416
 Adjustments required to reconcile
    net income to net cash provided
    by (used in) operating activities
        Depreciation and amortization                  3,581         759        63,817         8,385             -         76,542
        Deferred income tax provision                 21,197           -             -           190             -         21,387
        Changes in other operating items             (92,049)       (187)      (91,356)       82,553             -       (101,039)
                                                 -----------   ---------     ---------    ----------   -----------    -----------
        Net cash provided by (used in)
          operating activities                        17,269      76,988        52,029        98,713      (171,693)        73,306
                                                 -----------   ---------     ---------    ----------   -----------    -----------

 INVESTING ACTIVITIES:
 Capital expenditures, net                               329           -       (39,362)       (2,615)            -        (41,648)
 Acquisitions and other, net                        (120,366)    (82,295)       (7,548)     (114,815)      171,693       (153,331)
                                                 -----------   ---------     ---------    ----------   -----------    -----------
        Net cash provided by (used in)
            investing activities                    (120,037)    (82,295)      (46,910)     (117,430)      171,693       (194,979)
                                                 -----------   ---------     ---------    ----------   -----------    -----------

 FINANCING ACTIVITIES:
 Proceeds from borrowings                          1,524,876           -            21        40,677             -      1,565,574
 Repayments of debt                               (1,418,831)          -        (7,322)      (17,286)            -     (1,443,439)
 Net proceeds from the issuance of
  common stock                                             -       5,307             -             -             -          5,307
                                                 -----------   ---------     ---------    ----------   -----------    -----------
        Net cash provided by (used for)
            financing activities                     106,045       5,307        (7,301)       23,391             -        127,442
                                                 -----------   ---------     ---------    ----------   -----------    -----------

 NET CHANGE IN CASH AND CASH EQUIVALENTS               3,277           -        (2,182)        4,674             -          5,769
 CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                           2,312           -           484           821             -          3,617
                                                 -----------   ---------     ---------    ----------   -----------    -----------
 CASH AND CASH EQUIVALENTS, END OF PERIOD        $     5,589   $       -     $  (1,698)   $    5,495   $         -    $     9,386
                                                 ===========   =========     =========    ==========   ===========    ===========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2001 TO THE THREE MONTHS ENDED JUNE 30, 2000

Revenues -- Revenues for the second quarter of 2001 were $642.4 million, a 5.7 percent decrease, compared to $681.0 million for the prior period. The decrease in revenues is comprised of volume declines on the Dodge Ram pickup, the Chrysler LH, and the Ford Ranger, Econoline and the Lincoln LS/Jaguar S-Type. The volume declines, which primarily affected the U.S. and Canada business units, accounted for $81.6 million of the revenue decline in the second quarter of 2001 as compared to the second quarter of 2000. Other declines in revenues from the second quarter of 2000 are attributable to the decline in General Motors light truck program sales and heavy truck business and amounted to $46.0 million. These declines were offset by increases in revenue in the second quarter of 2001 due to the Algoods, Caterina, Presskam and Seojin acquisitions totaling $89.0 million. The strength of sales volumes for the remainder of 2001 continues to be uncertain.

Cost of Sales -- Cost of sales as a percentage of revenues for the second quarter of 2001 was 86.7 percent compared to 83.2 percent for the prior period. The decline in gross profit percentage was primarily due to decreased production volumes and product mix on light truck, sport utility and other models served by the Company in North America and increasing sales with lower margins in Europe, Asia, and South America. Increased costs associated with the launch of the Ford Explorer, Dodge Ram truck and GM Sigma programs also contributed to the second quarter of 2001 decline in gross margins from the second quarter of 2000.

S, G & A Expenses -- Selling, general and administrative expenses increased to $35.0 million, or 5.4 percent of revenues, for the second quarter of 2001 compared to $33.4 million, or 4.9 percent of revenues for the prior period. This increase was due primarily to incremental costs associated with the Company's acquisitions of Algoods, Caterina, Presskam and Seojin of $3.3 million. This increase was offset by $1.7 million in decreased costs due mainly to reductions in headcount in the consolidation of the Company's support activities.

Amortization Expense -- Amortization expense for the second quarter of 2001 was $6.1 million compared to $5.1 million for the prior period. The increase was due to incremental goodwill amortization related to the acquisitions of Algoods, Caterina, Presskam, and Seojin.

Interest Expense -- Interest expense for the second quarter of 2001 was $20.1 million compared to $13.5 million for the prior period. Interest expense was affected by increased borrowings incurred to fund the Company's acquisitions of Algoods, Caterina, and Presskam. Rate increases on the credit facilities entered into in July 2000 along with the issuance of the senior Euro notes in July 2000 also contributed to the increase in interest expense. These increases were offset by an increase in capitalized interest of $2.1 million.

Income Taxes -- The effective income tax rate was 39.4 percent and 40.0 percent for the second quarters of 2001 and 2000, respectively. The decrease in the effective rate is due primarily as a result of increased income in lower tax jurisdictions.

Equity in Earnings of Joint Ventures -- Equity in earnings of joint ventures, net of tax, was $4.8 million and $4.5 million for the second quarters of 2001 and 2000, respectively. These amounts represent the Company's share of the earnings from its joint venture interests in Metalsa, Caterina, Tower Golden Ring, Seojin, and Yorozu.

Minority Interest -- Minority interest for the second quarters of 2001 and 2000 represents dividends, net of income tax benefits, on the Preferred Securities.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 TO THE SIX MONTHS ENDED JUNE 30, 2000

Revenues -- Revenues for the first six months of 2001 were $1,270.8 million, a
7.0 percent decrease, compared to $1,366.4 million for the prior period. The decrease in revenues is comprised of a volume declines on the Dodge Durango, the Chrysler LH, the Ford Ranger and the Lincoln LS/Jaguar S-Type. The volume declines which primarily affected the U.S. and Canada business units, accounted for $208.4 million of the revenue decline in the first six months of 2001 as compared to the first six months of 2000. Other declines in revenues from the first six months of 2000 are attributable to the decline in General Motors light truck program sales and heavy truck business and amounted to $91.0 million. These declines were offset by increases in revenue in the first six months of 2001 due to the Algoods, Caterina, Presskam and Seojin acquisitions totaling $203.8 million. The strength of sales volumes for the remainder of 2001 continues to be uncertain.

Cost of Sales -- Cost of sales as a percentage of revenues for the first six months of 2001 was 87.1 percent compared to 83.5 percent for the prior period. The decline in gross profit percentage was primarily due to decreased production volumes and product mix on light truck, sport utility and other models served by the Company in North America and increasing sales with lower margins in Europe, Asia, and South America. Increased costs associated with the launch of the Ford Explorer, Dodge Ram truck and GM Sigma programs also contributed to the first six month of 2001 decline in gross margins from the first six months of 2000.

S, G & A Expenses -- Selling, general and administrative expenses increased to $70.3 million, or 5.5 percent of revenues, for the first six months of 2001 compared to $68.1 million, or 5.0 percent of revenues for the prior period. This increase was due primarily to incremental costs associated with the Company's acquisitions of Algoods, Caterina, Presskam and Seojin of $7.6 million. This increase was offset by $5.4 million in decreased costs due mainly to reductions in headcount in the consolidation of the Company's support activities.

Amortization Expense -- Amortization expense for the first six months of 2001 was $12.2 million compared to $10.2 million for the prior period. The increase was due to incremental goodwill amortization related to the acquisitions of Algoods, Caterina, Presskam, and Seojin.

Interest Expense -- Interest expense for the first six months of 2001 was $39.8 million compared to $26.7 million for the prior period. Interest expense was affected by increased borrowings incurred to fund the Company's acquisitions of Algoods, Caterina, and Presskam. Rate increases on the credit facilities entered into in July 2000 along with the issuance of the senior Euro notes in July 2000 also contributed to the increase in interest expense. These increases were offset by an increase in capitalized interest of $2.9 million.

Income Taxes -- The effective income tax rate was 39.1 percent and 40.0 percent for the six months ended July 30, 2001 and 2000, respectively. The decrease in the effective rate is due primarily as a result of increased income in lower tax jurisdictions.

Equity in Earnings of Joint Ventures -- Equity in earnings of joint ventures, net of tax, was $9.2 million and $9.0 million for the first six months of 2001 and 2000, respectively. These amounts represent the Company's share of the earnings from its joint venture interests in Metalsa, Caterina, Tower Golden Ring, Seojin, and Yorozu.

Minority Interest -- Minority interest for the six months ended June 30, 2001 and 2000 represents dividends, net of income tax benefits, on the Preferred Securities.

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

The charge includes costs associated with asset impairments, severance and outplacement costs related to employee terminations, loss contract provisions and certain other exit costs. These activities are anticipated to result in a reduction of more than 800 employees. Through June 30, 2001, the Company had eliminated approximately 850 employees pursuant to the Plan. The estimated realignment charge does not cover certain aspects of the Plan, including movement of equipment and employee relocation and training. These costs will be recognized in future periods as incurred.

The asset impairments consist of long-lived assets, including fixed assets, manufacturing equipment and land, from the facilities the Company intends to dispose of or discontinue. For assets that will be disposed of currently, the Company measured impairment based on estimated proceeds on the sale of the facilities and equipment. The carrying value of the long-lived assets held for sale or disposal is approximately $3.8 million as of June 30, 2001. For assets that will be held and used in the future, the Company prepared a forecast of expected undiscounted cash flows to determine whether asset impairment existed, and used fair values to measure the required write-downs. These asset impairments have arisen only as a consequence of the Company making the decision to exit these activities during the fourth quarter of 2000. The assets will be abandoned or disposed of upon the exit of the activity, with expected completion during the first nine months of 2001.

The accrual for operational realignment and other costs is included in accrued liabilities in the accompanying consolidated balance sheet as of June 30, 2001. The table below summarizes the accrued operational realignment and other charges through June 30, 2001 (in millions):

                                                 SEVERANCE AND
                                    ASSET        OUTPLACEMENT       LOSS        OTHER EXIT
                                 IMPAIRMENTS        COSTS         CONTRACTS        COSTS          TOTAL
                                 -----------     -------------    ---------     ----------       --------
Provision for operational
realignment and other charges     $  103.7         $  25.2         $  8.1         $  4.3         $  141.3
Cash payments                           --            (8.7)          (2.5)          (0.3)           (11.5)
Non cash charges                     (73.1)             --             --             --            (73.1)
                                  --------         -------         ------         ------         --------
Balance at December 31, 2000          30.6            16.5            5.6            4.0             56.7
Cash payments                           --            (8.7)          (3.4)          (0.8)           (12.9)
Non cash charges                     (10.6)             --             --             --            (10.6)
                                  --------         -------         ------         ------         --------
Balance at June 30, 2001          $   20.0         $   7.8         $  2.2         $  3.2         $   33.2
                                  ========         =======         ======         ======         ========

LIQUIDITY AND CAPITAL RESOURCES

In July 2000, the Company replaced its existing $750 million amortizing credit agreement with a new six-year $1.15 billion senior unsecured credit agreement. The new credit agreement includes a non-amortizing revolving facility of $825 million along with an amortizing term loan of $325 million. The new facility also includes a multi-currency borrowing feature that allows the Company to borrow up to $500 million in certain freely tradable offshore currencies, and letter of credit sublimits of $100 million. As of June 30, 2001, approximately $13.5 million of the outstanding borrowings are denominated in Japanese yen and $52.3 million of the outstanding borrowings are denominated in Euro. Interest on the new credit facility is at the financial institutions' reference rate, LIBOR, or the Eurodollar rate plus a margin ranging from 0 to 200 basis points depending on the ratio of the consolidated funded debt for restricted subsidiaries of the Company to its total EBITDA. The weighted average interest rate for such borrowings was 7.35 percent for the six months ended June 30, 2001. The new credit agreement has a final maturity of 2006. As a result of the debt replacement, the Company recorded an extraordinary loss, net of tax, of $3.0 million during the third quarter of 2000.

In July 2000, R. J. Tower (the "Issuer"), a wholly-owned subsidiary of the Company, issued Euro-denominated senior unsecured notes in the amount of E150 million (approximately $127.5 million at June 30, 2001). The notes bear interest at a rate of 9.25 percent, payable semi-annually. The notes rank equally with all of the Company's other unsecured and unsubordinated debt. The net proceeds after issuance costs were used to repay a portion of the Company's existing Euro-denominated indebtedness under its existing credit facility. The notes mature on August 1, 2010.

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

Effective January 1, 2001, unrealized gains and losses on interest rate swap agreements used to hedge the Company's exposure to interest rate fluctuations are recognized currently for financial reporting purposes. The swap agreement is marked to market on a quarterly basis. The effect of this change as of January 1, 2001, was a pretax charge to accumulated other comprehensive loss of $6.8 million ($4.2 million net of income tax benefit). During the six months ended June 30, 2001, pretax other comprehensive loss increased by $1.8 million ($1.1 million net of income tax benefit) to reflect an unrealized loss on the swap agreement from January 1, 2001 to June 30, 2001.

As discussed in note 5, the Company sold all of its eligible domestic receivables pursuant to a revolving securitization agreement with an independent third party funding agent. The domestic subsidiaries of the Company sell receivables to a special purpose bankruptcy-remote subsidiary, which then receives proceeds for receivables sold. The Company received $54 million from the sale of receivables during the quarter ended June 30, 2001. This amount is repaid monthly as the underlying accounts receivable are collected, along with funding costs of approximately 7.6 percent.

During the first six months of 2001, the Company generated $300.4 million of cash from operations compared with generating $73.3 million in the 2000 period. Cash provided by net income, depreciation, amortization, and deferred income tax provision was $118.0 million in 2001 and $174.3 million in 2000. Other operating items and working capital requirements increased operating cash flow by $182.4 million during the first six months of 2001 and decreased operating cash flow by $101.0 million during the comparable 2000 period.

Net cash used in investing activities was $115.6 million during the first six months of 2001 as compared to $195.0 million in the prior period. Net capital expenditures totaled $102.1 million in the first six months of 2001 for equipment and dedicated tooling purchases related to new or replacement programs. This compares with net capital expenditures of $41.6 million for the prior period.

Net cash used in financing activities totaled $177.0 million for the first six month of 2001 compared with net cash provided by financing activities of $127.4 million in 2000. Net reduction of debt totaled $160.8 million (inclusive of debt associated with interests in joint ventures) during the first six months of 2001 due in large part to the Company's aggressive working capital management.

At June 30, 2001, the Company had borrowed approximately $212 million under its revolving credit facility of $825 million. Based on the most restrictive debt covenant, availability under the revolving credit facility was limited to approximately $93.0 million. The Company believes the borrowing availability under its credit agreement, together with funds generated by operations, should provide liquidity and capital resources to pursue its business strategy for the foreseeable future, with respect to working capital, capital expenditures, and other operating needs. The Company estimates its 2001 net capital expenditures will approximate between $150 million and $175 million. Under present conditions, management does not believe access to funds will restrict its ability to pursue its business strategy.

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

At June 30, 2001, the Company had total debt and obligations under capital leases of $1.1 billion. The debt is comprised of fixed rate debt of $487.5 million and floating rate debt of $640.2 million. The pre-tax earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt would be approximately $6.4 million, holding other variables constant. A one-percentage point increase in interest rates would not materially impact the fair value of the fixed rate debt.

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

The Company's strategy for management of currency risk relies primarily upon conducting its operations in a country's respective currency and may, from time to time, engage in hedging programs intended to reduce the Company's exposure to currency fluctuations. As of June 30, 2001, the Company held no foreign currency hedge positions. Management believes the effect of a one percent appreciation or depreciation in foreign currency rates would not materially affect the Company's financial position or results of operations for the periods presented.

To maximize its operational efficiencies, the Company continually reviews the utilization of its facilities and equipment, and where appropriate, makes corresponding adjustments. As a part of that objective, the Company has entered into decision based bargaining with one of its unions to address the possible transfer or relocation of certain of the Milwaukee press operations. This or similar actions may result in near term restructuring costs, with the objective of achieving long-term benefits.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended on January 1, 2001 (see note 11). The effect of this change as of January 1, 2001, was a pretax charge to accumulated other comprehensive loss of $6.8 million ($4.2 million net of income tax benefit). During the first six months of 2001, pretax other comprehensive loss increased by $1.8 million ($1.1 million net of income tax benefit) to reflect an unrealized loss on the swap agreement from January 1, 2001 through June 30, 2001.

On June 29, 2001, the FASB approved for issuance, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill will no longer be subject to amortization. Management is currently reviewing the provisions of these Statements and their impact on the Company's results of operations.


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

         None

Item 3.  Defaults Upon Senior Securities:

         None

Item 4.  Submission of Matters to a Vote of Security Holders:

         The registrant held its Annual Meeting of Stockholders on May 24, 2001. Proxies for the meeting were solicited pursuant to Regulation 14. There was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement and all such nominees (S. A. Johnson, Dugald K. Campbell, Kim B. Clark, Jurgen M. Geissinger, Ali Jenab, F. J. Loughrey, James R. Lozelle, Scott D. Rued and Enrique Zambrano) were elected. Of the 39,909,353 shares voted, 39,690,349 shares granted authority to vote for these directors and 219,004 abstaining votes were cast.

         The amendment to the Tower Automotive, Inc. Colleague Stock Discount Purchase Plan was approved by the stockholders. A total of 39,389,879 affirmative votes, 452,573 negative votes and 66,901 abstaining votes were cast on this proposal.

         The retention of Arthur Andersen LLP as independent public accountants for the Company was approved by stockholders. A total of 39,414,986 affirmative votes, 462,293 negative votes and 32,074 abstaining votes were cast on this proposal.

Item 5.  Other Information:

         None

Item 6.  Exhibits and Reports on Form 8-K:

         (b) During the quarter for which this report is filed, the Company filed the following Form 8-K Current Reports with the Securities and Exchange Commission:

                  1. The Company's current report on Form 8-K dated April 11, 2001, under Item 9 (Commission File No. 1-12733).

                  2. The Company's current report on Form 8-K dated April 19, 2001, Under Item 5 (Commission File No. 1-12733).

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               TOWER AUTOMOTIVE, INC.


Date: August 3, 2001           By /s/ Anthony A. Barone
                                  ---------------------------------------------
                                    Anthony A. Barone
                                    Vice President, Chief Financial Officer
                                    (principal accounting and financial officer)