Form 10-Q/A
period 2001-06-30
TOWER AUTOMOTIVE INC
filed 2001-08-06
CIK 925548

August 6, 2001

Securities and Exchange Commission
Office of EDGAR Policy
450 Fifth Street, N.W.
Washington, DC  20544

Re: Tower Automotive 10-Q

Gentlemen:

The Form 10-Q for Tower Automotive that was Live Filed on August 3, 2001 (Accession number 0000950137-01-502697) contained the following two errors: a) in the Notes to Condensed Consolidated Financial Statements, footnote 4 on page 8 was incomplete due to a portion of the last sentence of the footnote being inadvertantly omitted, and b) in the Management's Discussion and Analysis of Financial Condition and Results of Operations on page 22, the date in the "Income Taxes" paragraph was incorrectly stated as the six months ended July 30, 2001, and should have read June 30, 2001.

We are therefore filing the attached Amendment to Form 10-Q to correct those two errors.

                                                  Very truly yours,

                                                  /s/ ANTHONY A. BARONE
                                                  ------------------------------
                                                      Anthony A. Barone

                                  FORM 10-Q/A
                               (Amendment No. 1)

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

Income Taxes -- The effective income tax rate was 39.1 percent and 40.0 percent for the six months ended June 30, 2001 and 2000, respectively. The decrease in the effective rate is due primarily as a result of increased income in lower tax jurisdictions.

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