Form 10-Q
period 2001-09-30
TOWER AUTOMOTIVE INC
filed 2001-11-14
CIK 925548

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

                         Commission file number 1-12733

                             TOWER AUTOMOTIVE, INC.

             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                    41-1746238
       (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                     Identification No.)
      5211 CASCADE ROAD SE - SUITE 300                           49546
           GRAND RAPIDS, MICHIGAN                             (Zip Code)
  (Address of principal executive offices)

                                 (616) 802-1600
              (Registrant's telephone number, including area code)

                  4508 IDS CENTER, MINNEAPOLIS, MINNESOTA 55402
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X                No
                             ---                  ---

The number of shares outstanding of the Registrant's common stock, par value $.01 per share, at October 31, 2001 was 48,076,524 shares.

                             TOWER AUTOMOTIVE, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION

     Item 1.   Financial Statements:

               Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended September 30, 2001 and 2000

               Condensed Consolidated Statements of Operations (unaudited) for the Nine Months Ended September 30, 2001 and 2000

               Condensed Consolidated Balance Sheets at September 30, 2001 (unaudited) and December 31, 2000

               Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2001 and 2000

               Notes to Condensed Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk
                  See "Market Risk" section of Item 2


PART II    OTHER INFORMATION

     Item 2.   Changes in Securities and Use of Proceeds

     Item 6.   Exhibits and Reports on Form 8-K

ITEM 1 - FINANCIAL INFORMATION


                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - UNAUDITED)


                                                           THREE MONTHS ENDED SEPTEMBER 30,
                                                           --------------------------------
                                                                 2001            2000
                                                           ---------------  ---------------
Revenues                                                      $ 557,785        $ 536,210

Cost of sales                                                   502,366          471,482
                                                              ---------        ---------

         Gross profit                                            55,419           64,728

Selling, general and administrative expenses                     33,002           31,535

Amortization expense                                              6,232            5,576
                                                              ---------        ---------

         Operating income                                        16,185           27,617

Interest expense, net                                            19,082           16,405
                                                              ---------        ---------

         Income (loss) before provision for income taxes         (2,897)          11,212

Provision for income taxes                                       (2,771)           4,484
                                                              ---------        ---------

         Income (loss) before equity in earnings of joint
         ventures and minority interest                            (126)           6,728

Equity in earnings of joint ventures                              3,120            5,844

Minority interest                                                (4,358)          (2,619)
                                                              ---------        ---------

      Income (loss) before extraordinary item                    (1,364)           9,953

Extraordinary loss on early extinguishments of debt, net            --             2,988
                                                              ---------        ---------

      Net income (loss)                                         ($1,364)       $   6,965
                                                              =========        =========

Basic earnings (loss) per share (Note 3):

      Income (loss) before extraordinary loss                    ($0.03)       $    0.21
      Extraordinary loss                                            --             (0.06)
                                                              ---------        ---------
           Net income (loss)                                     ($0.03)       $    0.15
                                                              =========        =========

Diluted earnings (loss) per share (Note 3):

      Income before extraordinary loss                           ($0.03)       $    0.21
      Extraordinary loss                                            --             (0.06)
                                                              ---------        ---------
         Net income (loss)                                       ($0.03)       $    0.15
                                                              =========        =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - UNAUDITED)


                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                              -------------------------------
                                                                   2001             2000
                                                              -------------    --------------
Revenues                                                       $ 1,828,568      $ 1,902,594

Cost of sales                                                    1,608,617        1,611,773
                                                               -----------      -----------

        Gross profit                                               219,951          290,821

Selling, general and administrative expenses                       103,321           99,622

Amortization expense                                                18,440           15,793
                                                               -----------      -----------

        Operating income                                            98,190          175,406

Interest expense, net                                               58,925           43,136
                                                               -----------      -----------

        Income before provision for income taxes                    39,265          132,270

Provision for income taxes                                          13,701           52,908
                                                               -----------      -----------
        Income before equity in earnings of joint ventures
        and minority interest                                       25,564           79,362

Equity in earnings of joint ventures                                12,291           14,864

Minority interest                                                   (9,686)          (7,857)
                                                               -----------      -----------

        Income before extraordinary item                            28,169           86,369

Extraordinary loss on early extinguishments of debt, net               --             2,988
                                                               -----------      -----------

        Net income                                             $    28,169      $    83,381
                                                               ===========      ===========

Basic earnings per share (Note 3):

        Income before extraordinary loss                       $      0.63      $      1.81
        Extraordinary loss                                             --             (0.06)
                                                               -----------      -----------
           Net income                                          $      0.63      $      1.75
                                                               ===========      ===========

Diluted earnings per share (Note 3):

        Income before extraordinary loss                       $      0.63      $      1.54
        Extraordinary loss                                             --             (0.05)
                                                               -----------      -----------
        Net income                                             $      0.63      $      1.49
                                                               ===========      ===========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                                 SEPTEMBER 30,     DECEMBER 31,
                           ASSETS                                    2001             2000
--------------------------------------------------------------   -------------     -----------
                                                                  (unaudited)
Current assets:
       Cash and cash equivalents                                  $    15,960      $     3,373
       Accounts receivable, net                                       274,628          278,707
       Inventories, net                                               115,445          132,478
       Prepaid tooling and other                                      116,632          222,119
                                                                  -----------      -----------
             Total current assets                                     522,665          636,677
                                                                  -----------      -----------

Property, plant and equipment, net                                  1,190,306        1,111,780
Investments in joint ventures                                         287,331          267,217
Goodwill and other assets, net                                        881,944          877,073
                                                                  -----------      -----------
                                                                  $ 2,882,246      $ 2,892,747
                                                                  ===========      ===========

           LIABILITIES AND STOCKHOLDERS' INVESTMENT
--------------------------------------------------------------

Current liabilities:
       Current maturities of long-term debt and capital lease
        obligations                                               $   165,548      $   149,066
       Accounts payable                                               352,476          248,389
       Accrued liabilities                                            253,272          175,219
                                                                  -----------      -----------
             Total current liabilities                                771,296          572,674
                                                                  -----------      -----------

Long-term debt, net of current maturities                             650,836          933,442
Obligations under capital leases, net of current maturities             5,325            8,458
Convertible subordinated notes                                        200,000          200,000
Deferred income taxes                                                  37,052           33,884
Other noncurrent liabilities                                          202,011          185,444
                                                                  -----------      -----------
             Total noncurrent liabilities                           1,095,224        1,361,228
                                                                  -----------      -----------

Mandatorily redeemable trust convertible preferred securities         258,750          258,750

Stockholders' investment:
       Preferred stock                                                   --               --
       Common stock                                                       480              476
       Additional paid-in capital                                     456,615          450,455
       Retained earnings                                              336,125          307,956
       Deferred compensation plans                                    (15,571)          (8,942)
       Accumulated other comprehensive loss                           (20,673)          (9,672)
       Treasury stock, at cost                                           --            (40,178)
                                                                  -----------      -----------
          Total stockholders' investment                              756,976          700,095
                                                                  -----------      -----------
                                                                  $ 2,882,246      $ 2,892,747
                                                                  ===========      ===========




         The accompanying notes are an integral part of these condensed consolidated balance sheets.

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)


                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                     -------------------------------
                                                                         2001              2000
                                                                     -------------     -------------
OPERATING ACTIVITIES:
      Net income                                                      $    28,169      $    83,381
      Adjustments to reconcile net income to net cash provided by operating activities -
          Depreciation and amortization                                   120,980          112,790
          Deferred income tax provision                                     9,371           14,516
          Extraordinary loss on extinguishments of debt                      --              2,988
          Changes in other operating items                                267,990          (76,457)
                                                                      -----------      -----------

        Net cash provided by operating activities                         426,510          137,218
                                                                      -----------      -----------

INVESTING ACTIVITIES:
      Acquisitions and investment in joint ventures                       (14,103)        (232,651)
      Capital expenditures, net                                          (147,583)        (157,547)
                                                                      -----------      -----------

        Net cash used in investing activities                            (161,686)        (390,198)
                                                                      -----------      -----------

FINANCING ACTIVITIES:
      Proceeds from borrowings                                          2,018,950        2,729,055
      Repayment of debt                                                (2,310,067)      (2,484,282)
      Proceeds from issuance of stock                                      38,880            5,994
                                                                      -----------      -----------

        Net cash (used in) provided by financing activities              (252,237)         250,767
                                                                      -----------      -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                    12,587           (2,213)

CASH AND CASH EQUIVALENTS:
      Beginning of period                                                   3,373            3,617
                                                                      -----------      -----------

      End of period                                                   $    15,960      $     1,404
                                                                      ===========      ===========


NON-CASH FINANCING ACTIVITIES:
      Notes payable converted to common stock                         $       828         $   --
                                                                      ===========      ===========
      Deferred income stock plan                                      $     1,277      $     4,458
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

     Revenues and operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

     Certain prior year amounts were reclassified to conform to current year presentation.

2.   Inventories consisted of the following (in thousands):


                                SEPTEMBER 30,    DECEMBER 31,
                                    2001             2000
                                ------------       ----------
           Raw materials          $ 53,427         $  54,958
           Work in process          26,217            40,281
           Finished goods           35,801            37,239
                                ----------         ---------
                                  $115,445         $ 132,478
                                ==========         =========


3. Basic earnings per share were computed by dividing net income by the weighted average number of common shares outstanding during the respective quarters. Diluted earnings per share were determined on the assumptions:
     (i) the Edgewood notes were converted at the beginning of the period, (ii) the Convertible Subordinated Notes were converted at the beginning of the period, and (iii) the Preferred Securities were converted at the beginning of the period. None of the common stock equivalents were included in the computation of earnings per share for the three months ended September 30, 2001 due to their anti-dilutive effect. The Convertible Subordinated Notes and Preferred Securities were not included in the computation of earnings per share for the three months ended September 30, 2000 and for the nine months ended September 30, 2001 due to their anti-dilutive effect (in thousands, except for per share data):

                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                           SEPTEMBER 30,         SEPTEMBER 30,
                                       --------------------   -------------------
                                         2001        2000       2001       2000
                                       --------    --------   --------   --------
Net income (loss)                      $ (1,364)   $  6,965   $ 28,169   $ 83,381
Interest expense on Edgewood notes,
  net of tax                               --             7         11         23
Interest expense on Convertible
  Subordinated Notes, net of tax           --          --         --        4,879
Dividends on Preferred Securities,
  net of tax                               --          --         --        7,857
                                       --------    --------   --------   --------
Net income (loss) applicable to
  common stockholders -- diluted       $ (1,364)   $  6,972   $ 28,180   $ 96,140
                                       ========    ========   ========   ========

Weighted average number of common
  shares outstanding                     45,784      47,986     44,770     47,649
Dilutive effect of outstanding stock
  options and warrants after
  application of the treasury
  stock method                             --           136        137        192
Dilutive effect of Edgewood notes,
  assuming conversion                      --           289        137        289
Dilutive effect of Convertible
  Subordinated Notes, assuming
  conversion                               --          --         --        7,730
Dilutive effect of Preferred
  Securities, assuming conversion          --          --         --        8,424
                                       --------    --------   --------   --------
Diluted shares outstanding               45,784      48,411     45,044     64,284
                                       ========    ========   ========   ========
Basic earnings per share               $  (0.03)   $   0.15   $   0.63   $   1.75
                                       ========    ========   ========   ========
Diluted earnings per share             $  (0.03)   $   0.15   $   0.63   $   1.49
                                       ========    ========   ========   ========


4.   Long-term debt consisted of the following (in thousands):

                                                SEPTEMBER 30,    DECEMBER 31,
                                                    2001            2000
                                                -------------    -----------
     Revolving credit facility                    $  96,020      $   345,919
     Senior Euro notes                              136,710          141,330
     Term credit facility                           325,000          325,000
     Industrial development revenue bonds            43,765           43,765
     Edgewood notes                                      50              878
     Other foreign subsidiary indebtedness          158,711          151,171
     Other                                           53,453           72,969
                                                  ---------      ------------
                                                    813,709        1,081,032
     Less-current maturities                       (162,873)        (147,590)
                                                  ---------      -----------
           Total long-term debt                   $ 650,836      $  $933,442
                                                  =========      ===========


     On July 25, 2000, the Company replaced its existing $750 million amortizing credit agreement with a new six-year $1.15 billion senior unsecured credit agreement. The new credit agreement includes a non-amortizing revolving facility of $825 million along with an amortizing term loan of $325 million. The new facility also includes a multi-currency borrowing feature that allows the Company to borrow up to $500 million in certain freely tradable offshore currencies, and letter of credit sublimits of $100 million. As of September 30, 2001, approximately $22.0 million of the outstanding borrowings are denominated in Japanese yen and $68.4 million of the outstanding borrowings are denominated in Euro. Interest on the new credit facility is at the financial institutions' reference rate, LIBOR, or the Eurodollar rate plus a margin ranging from 0 to 200 basis points depending on the ratio of the consolidated funded debt for restricted subsidiaries of the Company to its total EBITDA. The weighted average interest rate for such borrowings was
     7.25 percent for the nine months ended September 30, 2001. The new credit agreement has a final maturity of July 2006. As a result of the debt replacement, the Company recorded an extraordinary loss, net of tax, of $3.0 million during the third quarter of 2000.

     The Credit Agreement requires the Company to meet certain financial tests, including but not limited to a minimum interest coverage and maximum leverage ratio. The Credit Agreement also limits the Company's ability to pay dividends. As of September 30, 2001, the Company was in compliance with all debt covenants.

     On July 25, 2000, R. J. Tower (the "Issuer"), a wholly-owned subsidiary of the Company, issued Euro-denominated senior unsecured notes in the amount of (euro) 150 million. The notes bear interest at a rate of 9.25 percent, payable semi-annually. The notes rank equally with all of the Company's other unsecured and unsubordinated debt. The net proceeds after issuance costs were used to repay a portion of the Company's existing Euro-denominated indebtedness under its existing credit facility. The notes mature on August 1, 2010.

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

5. In June 2001, the Company entered into an agreement whereby its domestic operating units sell eligible customer receivables on an ongoing basis to a newly formed special purpose entity (the "SPE"). Upon recording the sale, the operating units recognize a loss representing the difference between the carrying value of the eligible receivables and the net sales proceeds received. The loss consists of the effects of yield adjustments and projected credit losses associated with the receivables pool. The SPE records its ownership in the net receivables purchased from the operating units. The SPE subsequently sells its interest in receivables to a third party funding agent in exchange for cash and a subordinated interest in the unfunded receivables transferred. The Company acts as an administrative agent in the management and collection of accounts receivable sold. The Company remits all cash collected from domestic receivables to the SPE. The SPE records a liability for amounts due to the funding agent along with any funding costs and applies any excess collections to reduce its subordinated interest in receivables sold. Cash collected by the SPE in excess of amounts due the funding agent and its net subordinated interest in the receivables pool are recorded as investment income by the SPE. This income represents an offset of the yield adjustments and credit losses recorded by the operating units upon sale in adjusting the carrying value of receivables sold. The net impact of the yield loss and credit loss adjustment is not material.

     At September 30, 2001, the Company had sold approximately $167.8 million of net accounts receivable in exchange for $40.9 million of cash and a retained subordinated interest in the receivables sold of approximately $126.9 million. The net proceeds from the sale of the receivables were used to pay down borrowings under the Company's revolving credit facility. As of September 30, 2001, the SPE recorded a liability to the funding agent of $40.9 million. Settlement of amounts due to the funding agent as well as its funding cost of approximately 7.6 percent occurs during the month subsequent to the sale of the receivables. During the period preceding this settlement, the SPE advances any excess cash from collections to R.J. Tower in the form of a demand note receivable. The demand note is eliminated on consolidation.

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

     Effective January 1, 2000, the Company acquired all of the outstanding shares of Dr. Meleghy GmbH & Co. KG Werkzeugbau und Presswerk, Bergisch Gladbach ("Dr. Meleghy") for approximately $86.4 million. Dr. Meleghy designs and produces structural stampings, assemblies, exposed surface panels and modules to the European automotive industry. Dr. Meleghy also designs and manufactures tools and dies for use in their production and for the external market. Dr. Meleghy operates three facilities in Germany and one facility in both Hungary and Poland. Dr. Meleghy's main customers include DaimlerChrysler, Audi, Volkswagen, Ford, Opel and BMW. Products offered by Dr. Meleghy include body side panels, floor pan assemblies and miscellaneous structural stampings. Based on the purchase contract, the Company paid approximately $2 million during the third quarter of 2001 and anticipates it will pay an additional $22 million during the first quarter of 2002 for achieving certain operating earnings targets during the 2000 period. The acquisition was financed with proceeds from the Company's revolving credit facility.

     On October 29, 1999, the Company invested $21 million for new shares representing a 49 percent equity interest in Seojin Industrial Company Limited ("Seojin"). Seojin is a supplier of frames, modules and structural components to the Korean automotive industry. Consideration for the equity interest was financed under the Company's revolving credit facility. In addition, the Company advanced $19 million to Seojin in exchange for variable rate convertible bonds (the "Bonds") due October 30, 2009. On October 31, 2000, the Company exercised its right to convert the bonds into 17 percent of the common stock of Seojin, increasing the Company's equity interest to 66 percent. Based upon the formula for conversion of the Seojin bonds, the Company paid an additional $1.2 million for the 17 percent equity interest.

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

     The table below summarizes the accrued facility-related and payroll-related costs through September 30, 2001 (in millions):


                                                   FACILITY      PAYROLL
                                                    COSTS         COSTS
                                                  -----------   ----------
              Balance at December 31, 2000            $ 7.3        $ 3.9
              Utilization                              (1.1)        (1.7)
                                                      -----        -----
              Balance at September 30, 2001           $ 6.2        $ 2.2
                                                      =====        =====

     The timing of facility shutdown and consolidation activities has been adjusted to reflect customer concerns with supply interruption. These reserves have been utilized as originally intended and management believes the liabilities recorded for shutdown and consolidation activities are adequate but not excessive as of September 30, 2001.

     In certain instances, the Company is committed under existing agreements to supply product to its customers at selling prices that are not sufficient to cover the direct costs to produce such parts. The Company is obligated to supply these products to its customers for the life of the related vehicles, which typically ranges from three to 10 years. Accordingly, the Company recognizes losses at the time these losses are probable and reasonably estimable at an amount equal to the minimum amount necessary to fulfill its obligations to its customers. The reserves established in connection with these recognized losses are reversed as the product is shipped to the customer. The liability for loss contracts was $19.9 million and $28.7 million at September 30, 2001 and December 31, 2000, respectively.

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

8. The Company is a 40 percent partner in Metalsa S. de R.L. ("Metalsa") with Promotora de Empresas Zano, S.A. de C.V. ("Proeza"). The partnership agreement provides additional amounts of up to $45 million payable by the Company based upon net earnings of Metalsa during 1998, 1999, and 2000. Based upon Metalsa's net earnings, the Company paid Proeza approximately $9.0 million and $7.9 million in additional consideration during 1999 and 2000, respectively. Based upon Metalsa's 2000 net earnings, the Company anticipates it will pay Proeza approximately $8.0 million in additional consideration during the first quarter of 2002.

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

     The charge includes costs associated with asset impairments, severance, and outplacement costs related to employee terminations, loss contract provisions and certain other exit costs. Through September 30, 2001, the Company had eliminated approximately 850 employees pursuant to the Plan. The estimated realignment charge does not cover certain aspects of the Plan, including movement of equipment and employee relocation and training. These costs are recognized as incurred.

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

     The accrual for operational realignment and other costs is included in accrued liabilities in the accompanying consolidated balance sheet as of September 30, 2001. The table below summarizes the accrued operational realignment and other charges through September 30, 2001 (in millions):


                                                    SEVERANCE AND                 OTHER
                                       ASSET        OUTPLACEMENT      LOSS        EXITS
                                    IMPAIRMENTS        COSTS        CONTRACTS     COSTS      TOTAL
                                    ----------------------------------------------------------------
Provision for operational
  realignment and other charges          $103.7       $25.2          $ 8.1         $ 4.3     $141.3
Cash payments                              --          (8.7)          (2.5)         (0.3)     (11.5)
Non cash charges                         (103.7)       --             --            --       (103.7)
                                    ---------------------------------------------------------------
Balance at December 31, 2000               --          16.5            5.6           4.0       26.1
Cash payments                              --          (9.9)          (4.2)         (2.1)     (16.2)
Non cash charges                           --          --             --            --         --
                                    ---------------------------------------------------------------
Balance at September 30, 2001            $ --         $ 6.6          $ 1.4         $ 1.9     $  9.9
                                    ===============================================================



10.  Supplemental cash flow information (in thousands):


                                   THREE MONTHS ENDED     NINE MONTHS ENDED
                                     SEPTEMBER 30,          SEPTEMBER 30,
                                   ------------------     -----------------
                                     2001     2000         2001      2000
                                   -------   --------     -------   -------
          Cash paid for -
                Interest           $29,966   $19,232      $68,948    $51,505
                Income taxes         1,235     1,128        4,516     17,345


11. The following table presents comprehensive income, defined as changes in the stockholders' investment of the Company, for the nine months ended September 30, 2001 and 2000 (in thousands):


                                           THREE MONTHS ENDED      NINE MONTHS ENDED
                                              SEPTEMBER 30,          SEPTEMBER 30,
                                           ------------------    ---------------------
                                             2001      2000        2001       2000
                                           --------  --------    -------     ---------
     Net income (loss)                     $(1,364)   $6,965     $28,169      $83,381
     Change in cumulative
       translation adjustment                1,394     6,511      (1,012)       5,761
     Transition adjustment relating
       to loss on qualifying cash
       flow hedges                            --        --        (4,200)        --
     Unrealized gain (loss)
       on qualifying cash flow hedges       (4,654)     --        (5,789)        --
                                           -------    -------    -------      -------
     Comprehensive income (loss)           $(4,624)   $13,476    $17,168      $89,142
                                           =======    =======    =======      =======

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

     The adoption of SFAS No. 133 on January 1, 2001 resulted in a pretax charge to accumulated other comprehensive loss of $6.8 million ($4.2 million net of income tax benefit) for derivative instruments that were issued, acquired or modified after December 31, 1998. The accumulated other comprehensive loss was attributable to losses on effective cash flow hedges. Amounts currently recorded in accumulated other comprehensive loss ($10.0 million at September 30, 2001) will be reclassified into current earnings by September 2005, the termination date for the current agreement.

     Derivative liabilities relating to the interest rate swap agreement totaling $16.2 million have been recorded in accrued liabilities on the balance sheet as of September 30, 2001. The fair value of the interest rate swap agreement is based upon the difference between the contractual rates and the present value of the expected future cash flows on the hedged interest rate.

13. On June 29, 2001, the FASB approved for issuance, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." Major provisions of these Statements are as follows: all business combinations initiated after September 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill will no longer be subject to amortization. Management is currently reviewing the provisions of these Statements and their impact on the Company's results of operations.

14. On August 30, 2001, the Company issued 3,636,400 shares of common stock (par value $0.01 per share) at a price of $11.00 per share in a private placement transaction. The Company used the net proceeds of approximately $37.6 million to repay outstanding indebtedness under its revolving credit facility.

15. On October 18, 2001, the Company announced that it will be relocating stamping and assembly operations currently performed at its Sebewaing, Michigan facility to other Tower Automotive locations, resulting in the closing of the Sebewaing facility by March 2002. This restructuring activity will result in a fourth quarter 2001 pre-tax charge of approximately $95 million, which includes a cash portion of approximately $23 million and a non-cash portion of approximately $72 million.

16. On July 25, 2001, the Company offered to its existing colleagues, and certain consultants, the right to exchange Company stock options, having an exercise price of $17.125 or more, for shares of restricted stock. As a result of the offer, effective September 17, 2001, the Company issued approximately 518,717 shares of its common stock in exchange for the surrender of options to purchase a total of 1,503,500 shares of the Company's Common Stock. The cost of this exchange was recorded in shareholders' investment as deferred compensation and will be expensed as the restrictions lapse.

17. The following consolidating financial information presents balance sheets, statements of operations and cash flow information related to the Company's business. Each Guarantor, as defined, is a direct or indirect wholly-owned subsidiary of the Company and has fully and unconditionally guaranteed the
     9.25 percent senior unsecured notes issued by R. J. Tower Corporation, on a joint and several basis. Tower Automotive, Inc. (the parent company) has also fully and unconditionally guaranteed the note and is reflected as the Parent Guarantor in the consolidating financial information. The Non-Guarantors include the Company's foreign subsidiaries. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material to investors.

TOWER AUTOMOTIVE INC.
CONSOLIDATING BALANCE SHEETS AT SEPTEMBER 30, 2001
(AMOUNTS IN THOUSANDS - UNAUDITED)


                                                 R. J. TOWER    PARENT      GUARANTOR    NON-GUARANTOR
                                                 CORPORATION   GUARANTOR    COMPANIES      COMPANIES     ELIMINATIONS   CONSOLIDATED
                                                ------------   ---------    ---------    -------------   ------------   ------------
                     ASSETS

Current assets:
    Cash and cash equivalents                   $      --      $    --      $     1,413   $    14,547     $      --      $    15,960
    Accounts receivable, net                           --           --          181,991        92,637            --          274,628
    Subordinated interest in accounts
      receivable                                       --           --             --            --              --             --
    Inventories, net                                   --           --           74,314        41,131            --          115,445
    Prepaid tooling and other                          --           --           76,692        39,940            --          116,632
                                                -----------    ---------    -----------   -----------     -----------    -----------
               Total current assets                    --           --          334,410       188,255            --          522,665
                                                -----------    ---------    -----------   -----------     -----------    -----------

Property, plant and equipment, net                     --           --          902,871       287,435            --        1,190,306
Investments in joint ventures                       236,638       45,982          3,496         1,215            --          287,331
Investment in subsidiaries                        1,059,270      756,496           --            --        (1,815,766)          --
Goodwill and other assets, net                       10,099       10,027        577,586       284,232            --          881,944
                                                -----------    ---------    -----------   -----------     -----------    -----------
                                                $ 1,306,007    $ 812,505    $ 1,818,363   $   761,137      (1,815,766)   $ 2,882,246
                                                ===========    =========    ===========   ===========     ===========    ===========

    LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities
    Current maturities of long-term debt
      and capital lease obligations             $    71,133    $    --      $     2,675   $    91,740    $      --      $   165,548
    Accounts payable                                   --           --          249,066       103,410           --          352,476
    Accrued liabilities                               2,783        6,033        151,092        93,364           --          253,272
                                                -----------    ---------    -----------   -----------    -----------    -----------
         Total current liabilities                   73,916        6,033        402,833       288,514           --          771,296
                                                -----------    ---------    -----------   -----------    -----------    -----------

Long-term debt, net of current maturities           490,702         --           44,765       115,369           --          650,836
Obligations under capital leases,
 net of current maturities                             --           --            5,325          --             --            5,325
Convertible subordinated notes                         --        200,000           --            --             --          200,000
Due to/(from) affiliates                            (25,000)    (408,774)       428,444         5,330           --             --
Deferred income taxes                                  --           --           32,209         4,843           --           37,052
Other noncurrent liabilities                           --           --          140,689        61,322           --          202,011
                                                -----------    ---------    -----------   -----------    -----------    -----------
         Total noncurrent liabilities               465,702     (208,774)       651,432       186,864           --        1,095,224
                                                -----------    ---------    -----------   -----------    -----------    -----------

Mandatorily redeemable trust convertible
 preferred securities                                  --        258,750           --            --             --          258,750

Stockholders' investment                            777,649      756,496        764,098       295,172     (1,815,766)       777,649
Accumulated other comprehensive loss                (11,260)        --             --          (9,413)          --          (20,673)
                                                -----------    ---------    -----------   -----------    -----------    -----------
         Total stockholders' investment             766,389      756,496        764,098       285,759     (1,815,766)       756,976
                                                -----------    ---------    -----------   -----------    -----------    -----------
                                                $ 1,306,007    $ 812,505    $ 1,818,363   $   761,137    $(1,815,766)   $ 2,882,246
                                                ===========    =========    ===========   ===========    ===========    ===========


TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
(AMOUNTS IN THOUSANDS - UNAUDITED)


                                                      R. J.                                 NON-
                                                      TOWER        PARENT     GUARANTOR   GUARANTOR
                                                   CORPORATION   GUARANTOR    COMPANIES   COMPANIES   ELIMINATIONS   CONSOLIDATED
                                                   ------------  ---------    ---------   ----------  ------------   ------------
Revenues                                            $    --      $    --      $ 350,279    $ 207,506    $    --         $ 557,785

Cost of sales                                            --           --        320,617      181,749         --           502,366
                                                    ---------    ---------    ---------    ---------    ---------       ---------
     Gross profit                                        --           --         29,662       25,757         --            55,419

Selling, general and administrative
 expenses                                                --           --         25,110        7,892         --            33,002

Amortization expense                                      453          328        3,694        1,757         --             6,232
                                                    ---------    ---------    ---------    ---------    ---------       ---------
     Operating income (loss)                             (453)        (328)         858       16,108         --            16,185

Interest expense, net                                  15,273        1,879       (2,345)       4,275         --            19,082
                                                    ---------    ---------    ---------    ---------    ---------       ---------
     Income (loss) before provision for               (15,726)      (2,207)       3,203       11,833         --            (2,897)
     income taxes

Provision for income taxes                             (6,133)        (861)       1,249        2,974         --            (2,771)
                                                    ---------    ---------    ---------    ---------    ---------       ---------
     Income (loss) before equity in earnings           (9,593)      (1,346)       1,954        8,859         --              (126)
     of joint ventures and minority interest

Equity in earnings of joint ventures and               12,239        2,646         --           --        (11,765)          3,120
subsidiaries

Minority interest                                        --         (2,664)        --         (1,694)        --            (4,358)
                                                    ---------    ---------    ---------    ---------    ---------       ---------
    Net income (loss)                               $   2,646    $  (1,364)   $   1,954    $   7,165    $ (11,765)      $  (1,364)
                                                    =========    =========    =========    =========    =========       =========

TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(AMOUNTS IN THOUSANDS - UNAUDITED)

                                                R. J.                                        NON-
                                                TOWER         PARENT        GUARANTOR     GUARANTOR
                                             CORPORATION     GUARANTOR      COMPANIES     COMPANIES      ELIMINATIONS   CONSOLIDATED
                                             -----------    -----------    -----------   ------------    ------------   ------------
Revenues                                     $     --       $      --      $ 1,220,914   $    607,654     $     --      $ 1,828,568

Cost of sales                                      --              --        1,072,912        535,705           --        1,608,617
                                             -----------    -----------    -----------    -----------    -----------    -----------
   Gross profit                                    --              --          148,002         71,949           --          219,951

Selling, general and
  administrative expenses                          --              --           77,130         26,191           --          103,321

Amortization expense                               1,378            973         11,033          5,056           --           18,440
                                             -----------    -----------    -----------    -----------    -----------    -----------

  Operating income (loss)                         (1,378)          (973)        59,839         40,702           --           98,190

Interest expense, net                             50,949          5,430         (8,685)        11,231           --           58,925
                                             -----------    -----------    -----------    -----------    -----------    -----------

  Income (loss) before provision for             (52,327)        (6,403)        68,524         29,471           --           39,265
  income taxes

Provision for income taxes                       (20,408)        (2,498)        26,725          9,882           --           13,701
                                             -----------    -----------    -----------    -----------    -----------    -----------

  Income (loss) before equity in earnings
  of joint ventures and minority interest        (31,919)        (3,905)        41,799         19,589           --           25,564

Equity in earnings of joint ventures and          71,985         40,066           --             --          (99,760)        12,291
subsidiaries

Minority interest                                   --           (7,992)          --           (1,694)          --           (9,686)
                                             -----------    -----------    -----------    -----------    -----------    -----------
  Net income (loss)                          $    40,066    $    28,169    $    41,799    $    17,895    $   (99,760)   $    28,169
                                             ===========    ===========    ===========    ===========    ===========    ===========


TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(AMOUNTS IN THOUSANDS - UNAUDITED)


                                                       R. J.                                  NON
                                                       TOWER       PARENT     GUARANTOR    GUARANTOR
                                                    CORPORATION   GUARANTOR   COMPANIES    COMPANIES   ELIMINATIONS   CONSOLIDATED
                                                    -----------   ---------   ---------    ---------   ------------   ------------
OPERATING ACTIVITIES:
Net income                                         $     40,066   $28,169    $  41,799    $  17,895   $    (99,760)    $    28,169
Adjustments required to reconcile net income
   to net cash provided by (used in)
   operating activities
     Depreciation and amortization                          453       973       92,718       26,836        --              120,980
     Deferred income tax provision                      --           --          9,941         (570)       --                9,371
     Changes in other operating items                   827,615     2,247     (327,126)     (36,923)      (197,823)        267,990
                                                   ------------   -------    ---------    ---------   ------------     -----------
     Net cash provided by (used in) operating
         activities                                     868,134    31,389     (182,668)       7,238       (297,583)        426,510
                                                   ------------   -------    ---------    ---------   ------------     -----------

INVESTING ACTIVITIES:
Capital expenditures, net                               --           --       (110,211)     (37,372)       --             (147,583)
Acquisitions and other, net                            (539,596)  (70,269)     294,674        3,505        297,583         (14,103)
                                                   ------------   -------    ---------    ---------   ------------     -----------
      Net cash provided by (used in) investing
          activities                                   (539,596)  (70,269)     184,463      (33,867)       297,583        (161,686)
                                                   ------------   -------    ---------    ---------   ------------     -----------

FINANCING ACTIVITIES:
Proceeds from borrowings                              1,935,525      --          --          83,425        --            2,018,950
Repayments of debt                                   (2,245,291)     --         (1,957)     (62,819)       --           (2,310,067)
Net proceeds from the issuance of common stock          --         38,880        --           --           --               38,880
                                                   ------------   -------    ---------    ---------   ------------     -----------
      Net cash provided by (used for) financing
          activities                                   (309,766)   38,880       (1,957)      20,606        --             (252,237)
                                                   ------------   -------    ---------    ---------   ------------     -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                  18,772      --           (162)      (6,023)       --               12,587
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD
                                                        (18,772)     --          1,575       20,570        --                3,373
                                                   ------------   -------    ---------    ---------   ------------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD           $    --        $  --      $   1,413    $  14,547   $    --          $    15,960
                                                   ============   =======    =========    =========   ============     ===========

TOWER AUTOMOTIVE INC.
CONSOLIDATING BALANCE SHEETS AT DECEMBER 31, 2000
(AMOUNTS IN THOUSANDS)


                                                                                               NON-
                                                  R. J. TOWER    PARENT      GUARANTOR      GUARANTOR
                                                  CORPORATION  GUARANTOR     COMPANIES      COMPANIES    ELIMINATIONS  CONSOLIDATED
                                                  -----------  ----------   -----------    -----------   ------------  -------------
                              ASSETS

Current assets:
  Cash and cash equivalents                       $ (18,772)   $    --      $     1,575    $    20,570    $      --     $     3,373
  Accounts receivable, net                            6,983          381        172,332         99,011           --         278,707
  Inventories, net                                    2,032         --           83,479         46,967           --         132,478
  Prepaid tooling and other                          24,704         --          171,107         26,308           --         222,119
                                                  ---------    ---------    -----------    -----------    -----------   -----------
       Total current assets                          14,947          381        428,493        192,856           --         636,677
                                                  ---------    ---------    -----------    -----------    -----------   -----------

Property, plant and equipment, net                   37,245         --          836,175        238,360           --       1,111,780
Investments in joint ventures                       221,165       43,912          2,140           --             --         267,217
Investment in subsidiaries                          541,468      734,624           --             --       (1,276,092)         --
Goodwill and other assets, net                       21,527       11,001        536,142        308,403           --         877,073
                                                  ---------    ---------    -----------    -----------    -----------   -----------
                                                  $ 836,352    $ 789,918    $ 1,802,950    $   739,619    $(1,276,092)  $ 2,892,747
                                                  =========    =========    ===========    ===========    ===========   ===========

        LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities
  Current maturities of long-term debt and
    capital lease obligations                     $  56,569    $    --      $     1,477    $    91,020    $      --     $   149,066
  Accounts payable                                  (13,260)        --          156,724        104,925           --         248,389
  Accrued liabilities                                35,183        4,167        101,001         34,868           --         175,219
                                                  ---------    ---------    -----------    -----------    -----------   -----------
       Total current liabilities                     78,492        4,167        259,202        230,813           --         572,674
                                                  ---------    ---------    -----------    -----------    -----------   -----------

Long-term debt, net of current maturities           800,401         --           44,787         88,254           --         933,442
Obligations under capital leases,
  net of current maturities                            --           --            8,458           --             --           8,458
Convertible subordinated notes                         --        200,000           --             --             --         200,000
Due to/(from) affiliates                           (822,981)    (373,094)       915,331        280,744           --            --
Deferred income taxes                                29,102         --             (631)         5,413           --          33,884
Other noncurrent liabilities                          9,060         --          132,105         44,279           --         185,444
                                                  ---------    ---------    -----------    -----------    -----------   -----------
       Total noncurrent liabilities                  15,582     (173,094)     1,100,050        418,690           --       1,361,228
                                                  ---------    ---------    -----------    -----------    -----------   -----------

Mandatorily redeemable trust convertible
  preferred securities                                 --        258,750           --             --             --         258,750

Stockholders' investment                            744,296      700,095        443,698         97,770     (1,276,092)      709,767
Accumulated other comprehensive income
  (loss) - cumulative translation adjustment         (2,018)        --             --           (7,654)          --          (9,672)
                                                  ---------    ---------    -----------    -----------    -----------   -----------
       Total stockholders' investment               742,278      700,095        443,698         90,116     (1,276,092)      700,095
                                                  ---------    ---------    -----------    -----------    -----------   -----------
                                                  $ 836,352    $ 789,918    $ 1,802,950    $   739,619    $(1,276,092)  $ 2,892,747
                                                  =========    =========    ===========    ===========    ===========   ===========

TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
(AMOUNTS IN THOUSANDS - UNAUDITED)


                                                                                                NON-
                                                         R. J. TOWER   PARENT     GUARANTOR   GUARANTOR
                                                         CORPORATION  GUARANTOR   COMPANIES   COMPANIES   ELIMINATIONS  CONSOLIDATED
                                                         -----------  ---------   ----------  ----------  ------------  ------------
Revenues                                                 $  17,538    $    --     $ 414,218    $ 104,454   $    --      $ 536,210

Cost of sales                                                6,159         --       371,108       94,215        --        471,482
                                                         ---------    ---------   ---------    ---------   ---------    ---------

          Gross profit                                      11,379         --        43,110       10,239        --         64,728

Selling, general and administrative expenses                   336         --        26,406        4,793        --         31,535

Amortization expense                                           794          328       3,216        1,238        --          5,576
                                                         ---------    ---------   ---------    ---------   ---------    ---------

          Operating income (loss)                           10,249         (328)     13,488        4,208        --         27,617

Interest expense, net                                       17,482        1,737      (4,050)       1,236        --         16,405
                                                         ---------    ---------   ---------    ---------   ---------    ---------

          Income (loss) before provision for income taxes   (7,233)      (2,065)     17,538        2,972        --         11,212

Provision for income taxes                                  (2,893)        (826)      7,015        1,188        --          4,484
                                                         ---------    ---------   ---------    ---------   ---------    ---------

          Income (loss) before equity in earnings of
          joint ventures and minority interest              (4,340)      (1,239)     10,523        1,784        --          6,728

Equity in earnings of joint ventures and                    18,151       10,823        --           --       (23,130)       5,844
subsidiaries

Minority interest - dividends on trust preferred, net         --         (2,619)       --           --          --         (2,619)
                                                          ---------    ---------   ---------    ---------   ---------    ---------

          Income (loss) before extraordinary item           13,811        6,965      10,523        1,784     (23,130)       9,953

Extraordinary loss on early
          extinguishments of debt, net                       2,988         --          --           --          --          2,988
                                                         ---------    ---------   ---------    ---------   ---------    ---------
          Net income (loss)                              $  10,823    $   6,965   $  10,523    $   1,784   $ (23,130)   $   6,965
                                                         =========    =========   =========    =========   =========    =========

TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
(AMOUNTS IN THOUSANDS - UNAUDITED)


                                                    R. J.                                    NON-
                                                    TOWER        PARENT      GUARANTOR     GUARANTOR
                                                  CORPORATION   GUARANTOR    COMPANIES     COMPANIES    ELIMINATIONS   CONSOLIDATED
                                                  -----------  -----------  -----------   -----------   ------------   ------------
Revenues                                           $ 59,884    $    --      $ 1,501,294    $   341,416   $      --      $ 1,902,594

Cost of sales                                        38,216         --        1,268,815        304,742          --        1,611,773
                                                   --------    ---------    -----------    -----------   -----------    -----------
    Gross profit                                     21,668         --          232,479         36,674          --          290,821

Selling, general and administrative expenses          5,676         --           80,491         13,455          --           99,622

Amortization expense                                  2,392        1,087          9,543          2,771          --           15,793
                                                   --------    ---------    -----------    -----------   -----------    -----------
    Operating income (loss)                          13,600       (1,087)       142,445         20,448          --          175,406

Interest expense, net                                40,221        5,787         (7,706)         4,834          --           43,136
                                                   --------    ---------    -----------    -----------   -----------    -----------
    Income (loss) before provision for
      income taxes                                  (26,621)      (6,874)       150,151         15,614          --          132,270

Provision for income taxes                          (10,648)      (2,749)        60,060          6,245          --           52,908
                                                   --------    ---------    -----------    -----------   -----------    -----------

    Income (loss) before equity in earnings of
    joint ventures and minority interest            (15,973)      (4,125)        90,091          9,369          --           79,362

Equity in earnings of joint ventures and            114,324       95,363           --             --        (194,823)        14,864
subsidiaries

Minority interest - dividends on trust preferred,
  net                                                  --         (7,857)          --             --            --           (7,857)
                                                   --------    ---------    -----------    -----------   -----------    -----------
    Income (loss) before extraordinary item          98,351       83,381         90,091          9,369      (194,823)        86,369

Extraordinary loss on early extinguishments of
debt, net                                             2,988         --             --             --            --            2,988
                                                   --------    ---------    -----------    -----------   -----------    -----------
     Net income (loss)                             $ 95,363    $  83,381    $    90,091    $     9,369   $  (194,823)   $    83,381
                                                   ========    =========    ===========    ===========   ===========    ===========

TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
(AMOUNTS IN THOUSANDS - UNAUDITED)


                                                         R. J.                                   NON
                                                         TOWER        PARENT      GUARANTOR   GUARANTOR
                                                       CORPORATION   GUARANTOR    COMPANIES   COMPANIES   ELIMINATIONS  CONSOLIDATED
                                                       -----------   ----------   ---------   ---------   ------------  ------------
OPERATING ACTIVITIES:
Net income                                             $    95,363    $ 83,381    $ 90,091    $   9,369   $  (194,823)    $  83,381
Adjustments required to reconcile net income to net
  cash provided by (used in) operating activities
      Depreciation and amortization                          5,252       1,087      93,100       13,351          --         112,790
      Deferred income tax provision                         14,667        --          --           (151)         --          14,516
      Extraordinary loss on extinguishments of debt          2,988        --          --           --            --           2,988
      Changes in other operating items                    (313,651)     (2,635)     15,866      223,963          --         (76,457)
                                                       -----------    --------    --------    ---------   -----------     ---------
      Net cash provided by (used in) operating
          activities                                      (195,381)     81,833     199,057      246,532      (194,823)      137,218
                                                       -----------    --------    --------    ---------   -----------     ---------

INVESTING ACTIVITIES:
Capital expenditures, net                                   (3,279)       --      (154,348)          80          --        (157,547)
Acquisitions and other, net                               (148,342)    (87,827)    (33,530)    (157,775)      194,823      (232,651)
                                                       -----------    --------    --------    ---------   -----------     ---------
      Net cash provided by (used in) investing
          activities                                      (151,621)    (87,827)   (187,878)    (157,695)      194,823      (390,198)
                                                       -----------    --------    --------    ---------   -----------     ---------

FINANCING ACTIVITIES:
Proceeds from borrowings                                 2,684,777        --            21       44,257          --       2,729,055
Repayments of debt                                      (2,349,510)       --        (9,383)    (125,389)         --      (2,484,282)
Net proceeds from the issuance of common stock                --         5,994        --           --            --           5,994
                                                       -----------    --------    --------    ---------   -----------     ---------
      Net cash provided by (used for) financing
          activities                                       335,267       5,994      (9,362)     (81,132)         --         250,767
                                                       -----------    --------    --------    ---------   -----------     ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                    (11,735)       --         1,817        7,705          --          (2,213)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               2,312        --           484          821          --           3,617
                                                       -----------    --------    --------    ---------   -----------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $    (9,423)   $   --      $  2,301    $   8,526   $      --       $   1,404
                                                       ===========    ========    ========    =========   ===========     =========


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

Revenues -- Revenues for the third quarter of 2001 were $557.8 million, a 4.0 percent increase, compared to $536.2 million for the prior period. The increase in revenues is due to the incremental revenue associated with the Presskam acquisition and the consolidation of Seojin and Tower Golden Ring, which contributed revenues of $106.6 million. These increases are offset by volume declines on the Dodge Durango, Dakota and Ram pickup, the Chrysler LH, and the Ford Focus, Taurus, and Econoline and the Lincoln LS/Jaguar S-Type. These declines, which primarily affected the U.S. and Canada business units, accounted for $63.6 million of the revenue decline as compared to the third quarter of 2000. Other declines of $21.4 million are attributable to the exit of the heavy truck business. The strength of sales volumes for the remainder of 2001 continues to be uncertain.

Cost of Sales -- Cost of sales as a percentage of revenues for the third quarter of 2001 was 90.1 percent compared to 87.9 percent for the prior period. The decline in gross profit percentage was primarily due to decreased production volumes and product mix on light truck, sport utility and other models served by the Company in North America and increasing sales with lower margins in Europe, Asia, and South America. Increased costs associated with the launch of the Ford Explorer, Dodge Ram truck and GM Sigma programs also contributed to the decline in gross margins as compared to the third quarter of 2000.

S, G & A Expenses -- Selling, general and administrative expenses increased to $33.0 million, or 5.9 percent of revenues, for the third quarter of 2001 compared to $31.5 million, or 5.9 percent of revenues for the prior period. This increase was due primarily to incremental costs associated with the Company's acquisition of Presskam and the consolidation of the Seojin and Tower Golden Ring joint ventures of $4.1 million. This increase was offset by $2.6 million in decreased costs due mainly to reductions in headcount in the consolidation of the Company's engineering and support activities.

Amortization Expense -- Amortization expense for the third quarter of 2001 was $6.2 million compared to $5.6 million for the prior period. The increase was due to incremental goodwill amortization related to the acquisitions of Presskam and Seojin.

Interest Expense -- Interest expense for the third quarter of 2001 was $19.1 million compared to $16.4 million for the prior period. Interest expense was affected by increased borrowings incurred to fund the Company's acquisitions of Presskam and Seojin and by lower capitalized interest in the 2001 period. These increases were offset by decreases in expense due to decreased interest rates in 2001.

Income Taxes -- The effective income tax rate for the third quarter of 2001 is not meaningful due to the very small pre-tax loss. The effective tax rate reflects the actual rates in the tax jurisdictions in which the Company operates, adjusted for permanent differences.

Equity in Earnings of Joint Ventures -- Equity in earnings of joint ventures, net of tax, was $3.1 million and $5.8 million for the third quarters of 2001 and 2000, respectively. These amounts represent the Company's share of the earnings from its joint venture interests in Metalsa, DTA Development and Yorozu in the 2001 period and in Metalsa, Tower Golden Ring, Seojin, and Yorozu in the 2000 period.

Minority Interest -- Minority interest for the third quarter of 2001 represents dividends, net of income tax benefits, on the Preferred Securities, and the minority interest held by the 40 percent joint venture partners in Tower Golden Ring. Minority interest for the third quarter of 2000 represents dividends, net of income tax benefits, on the Preferred Securities.

\COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

Revenues -- Revenues for the first nine months of 2001 were $1,828.6 million, a
3.9 percent decrease, compared to $1,902.6 million for the prior period. The decrease primarily affected the U.S. and Canada business units and accounted for approximately $272.0 million of the change as compared to the 2000 period. Additional declines of $112.4 million are attributable to the balance-out of the General Motors light truck programs and the exit of the heavy truck business. These declines were offset by incremental revenue of $310.4 million from the acquisitions of Algoods and Presskam and the consolidation of Caterina, Seojin and Tower Golden Ring. The strength of sales volumes for the remainder of 2001 continues to be uncertain.

Cost of Sales -- Cost of sales as a percentage of revenues for the first nine months of 2001 was 88.0 percent compared to 84.7 percent for the prior period. The decline in gross profit percentage was primarily due to decreased production volumes and product mix on light truck, sport utility and other models served by the Company in North America and increasing sales with lower margins in Europe, Asia, and South America. Increased costs associated with the launch of the Ford Explorer, Dodge Ram truck and GM Sigma programs also contributed to the decline in gross margins as compared to the first nine months of 2000.

S, G & A Expenses -- Selling, general and administrative expenses increased to $103.3 million, or 5.7 percent of revenues, for the first nine months of 2001 compared to $99.6 million, or 5.2 percent of revenues for the prior period. This increase was due primarily to incremental costs associated with the Company's acquisitions of Algoods, Caterina and Presskam and the consolidation of the Seojin and Tower Golden Ring joint ventures of $11.7 million. This increase was offset by $8.0 million in decreased costs due mainly to reductions in headcount in the consolidation of the Company's engineering and support activities.

Amortization Expense -- Amortization expense for the first nine months of 2001 was $18.4 million compared to $15.8 million for the prior period. The increase was due to incremental goodwill amortization related to the acquisitions of Algoods, Caterina, Presskam, and Seojin.

Interest Expense -- Interest expense for the first nine months of 2001 was $58.9 million compared to $43.1 million for the prior period. Interest expense was affected by increased borrowings incurred to fund the Company's acquisitions of Algoods, Caterina, Presskam and Seojin. These increases were offset by an increase in capitalized interest of $3.2 million.

Income Taxes -- The effective income tax rate was 34.9 percent and 40.0 percent for the nine months ended September 30, 2001 and 2000, respectively. The decrease in the effective rate is due primarily as a result of increased income in lower tax jurisdictions. The effective tax rate reflects the actual rates in the tax jurisdictions in which the Company operates, adjusted for permanent differences.

Equity in Earnings of Joint Ventures -- Equity in earnings of joint ventures, net of tax, was $12.3 million and $14.9 million for the first nine months of 2001 and 2000, respectively. These amounts represent the Company's share of the earnings from its joint venture interests in Metalsa, DTA Development, Tower Golden Ring and Yorozu in the 2001 period and Metalsa, Caterina, Tower Golden Ring, Seojin and Yorozu in the 2000 period.

Minority Interest -- Minority interest for the nine months ended September 30, 2001 represents dividends, net of income tax benefits, on the Preferred Securities and the minority interest held by the 40 percent joint venture partners in Tower Golden Ring. Minority interest for the nine months ended September 30, 2000 represents dividends, net of income tax benefits, on the Preferred Securities.

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

The charge includes costs associated with asset impairments, severance, and outplacement costs related to employee terminations, loss contract provisions and certain other exit costs. Through September 30, 2001, the Company had eliminated approximately 850 employees pursuant to the Plan. The estimated realignment charge does not cover certain aspects of the Plan, including movement of equipment and employee relocation and training. These costs are recognized as incurred.

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

The accrual for operational realignment and other costs is included in accrued liabilities in the accompanying consolidated balance sheet as of September 30, 2001. The table below summarizes the accrued operational realignment and other charges through September 30, 2001 (in millions):


                                                            SEVERANCE AND
                                             ASSET           OUTPLACEMENT          LOSS        OTHER EXIT
                                          IMPAIRMENTS           COSTS            CONTRACTS        COSTS        TOTAL
                                          ---------------------------------------------------------------------------
Provision for operational
realignment and other charges                  $103.7              $25.2           $ 8.1           $ 4.3       $141.3
Cash payments                                      --               (8.7)           (2.5)           (0.3)       (11.5)
Non cash charges                               (103.7)                --              --              --       (103.7)
                                          ---------------------------------------------------------------------------
Balance at December 31, 2000                       --               16.5             5.6             4.0         26.1
Cash payments                                      --               (9.9)           (4.2)           (2.1)       (16.2)
Non cash charges                                   --                 --              --              --           --
                                          ---------------------------------------------------------------------------
Balance at September 30, 2001                  $   --              $ 6.6           $ 1.4           $ 1.9       $  9.9
                                          ===========================================================================



Additionally, on October 18, 2001, the Company announced that it will be relocating stamping and assembly operations currently performed at its Sebewaing, Michigan, facility to other Tower Automotive locations, resulting in the closing of the Sebewaing facility by March 2002. This restructuring activity will result in a fourth-quarter pre-tax charge of approximately $95 million, which includes a cash portion of approximately $23 million and a non-cash portion of approximately $72 million. Based on prevailing economic conditions, the Company will continue its evaluation for potential additional fourth-quarther restructuring activities and asset valuation issues.

LIQUIDITY AND CAPITAL RESOURCES

In July 2000, the Company replaced its existing $750 million amortizing credit agreement with a new six-year $1.15 billion senior unsecured credit agreement. The new credit agreement includes a non-amortizing revolving facility of $825 million along with an amortizing term loan of $325 million. The new facility also includes a multi-currency borrowing feature that allows the Company to borrow up to $500 million in certain freely tradable offshore currencies, and letter of credit sublimits of $100 million. As of September 30, 2001, approximately $22.0 million of the outstanding borrowings are denominated in Japanese yen and $68.4 million of the outstanding borrowings are denominated in Euro. Interest on the new credit facility is at the financial institutions' reference rate, LIBOR, or the Eurodollar rate plus a margin ranging from 0 to 200 basis points depending on the ratio of the consolidated funded debt for restricted subsidiaries of the Company to its total EBITDA. The weighted average interest rate for such borrowings was 7.25 percent for the nine months ended September 30, 2001. The new credit agreement has a final maturity of July 2006. As a result of the debt replacement, the Company recorded an extraordinary loss, net of tax, of $3.0 million during the third quarter of 2000.

The Credit Agreement requires the Company to meet certain financial tests, including but not limited to a minimum interest coverage and maximum leverage ratio. The Credit Agreement also limits the Company's ability to pay dividends. As of September 30, 2001, the Company was in compliance with all debt covenants.

In July 2000, R. J. Tower (the "Issuer"), a wholly-owned subsidiary of the Company, issued Euro-denominated senior unsecured notes in the amount of 150
(euro) million (approximately $136.7 million at September 30, 2001). The notes bear interest at a rate of 9.25 percent, payable semi-annually. The notes rank equally with all of the Company's other unsecured and unsubordinated debt. The net proceeds after issuance costs were used to repay a portion of the Company's existing Euro-denominated indebtedness under its existing credit facility. The notes mature on August 1, 2010.

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

Effective January 1, 2001, unrealized gains and losses on interest rate swap agreements used to hedge the Company's exposure to interest rate fluctuations are recognized currently for financial reporting purposes. The swap agreement is marked to market on a quarterly basis. The effect of this change as of January 1, 2001, was a pretax charge to accumulated other comprehensive loss of $6.8 million ($4.2 million net of income tax benefit). During the nine months ended September 30, 2001, pretax other comprehensive loss increased by $9.4 million ($5.8 million net of income tax benefit) to reflect an unrealized loss on the swap agreement from January 1, 2001 to September 30, 2001.

As discussed in note 5, the Company sold all of its eligible domestic receivables pursuant to a revolving securitization agreement with an independent third party funding agent. The domestic subsidiaries of the Company sell receivables to a special purpose bankruptcy-remote subsidiary, which then receives proceeds for receivables sold. The Company received $40.9 million from the sale of receivables at September 30, 2001. This amount is repaid monthly as the underlying accounts receivable are collected, along with funding costs of approximately 7.6 percent.

During the first nine months of 2001, the Company generated $426.5 million of cash from operations compared to $137.2 million in the 2000 period. Cash provided by net income, depreciation, amortization, deferred income tax provision, and the extraordinary loss was $158.5 million during the first nine months of 2001 and $213.8 million during the first nine months of 2000. Other operating items and working capital requirements increased operating cash flow by $268.0 million during the first nine months of 2001 and decreased operating cash flow by $76.5 million during the comparable 2000 period.

Net cash used in investing activities was $161.7 million during the first nine months of 2001 as compared to $390.2 million in the prior period. Net capital expenditures totaled $147.6 million in the first nine months of 2001 for equipment and dedicated tooling purchases related to new or replacement programs. This compares with net capital expenditures of $157.5 million for the prior period.

Net cash used in financing activities totaled $252.2 million for the first nine month of 2001 compared with net cash provided by financing activities of $250.8 million in 2000. The reduction of debt totaled approximately $291.1 million, excluding acquired debt of approximately $21.8 million, during the first nine months of 2001 due in large part to the Company's working capital and balance sheet management.

At September 30, 2001, the Company had borrowed approximately $96 million under its revolving credit facility of $825 million. Based on the most restrictive debt covenant, availability under the revolving credit facility was limited to approximately $100 million at September 30, 2001, compared to availability of approximately $326 million at December 31, 2000. This reduction in availability reflects a decrease due to the calculation of earnings before interest, taxes, depreciation and amortization (as defined in the credit agreement) of approximately $471 million, offset by an increase due to the reduction of borrowings between the periods (as defined in the credit agreement) of approximately $245 million. The Company believes the borrowing availability under its credit agreement, together with funds generated by operations, should provide sufficient liquidity and capital resources to pursue its business strategy for the foreseeable future, with respect to working capital, capital expenditures, and other operating needs. The Company estimates its 2001 net capital expenditures will be approximately $170 million. Under present conditions, management does not believe access to funds will restrict its ability to pursue its business strategy.

During the nine months ended September 30, 2001, working capital decreased by approximately $313 million. This decrease is comprised of the effects of the accounts receivable securitization, which decreased working capital by approximately $41 million; a change in the accounts payable payment terms, which decreased working capital by approximately $70 million; accelerated collections of amounts due from customers, which decreased working capital by approximately $110 million; the receipt of amounts due from lessors, which decreased working capital by approximately $88 million; and other net changes in the components of working capital of approximately $4 million.

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

At September 30, 2001, the Company had total debt and obligations under capital leases of $1.0 billion. The debt is comprised of fixed rate debt of $496.7 million and floating rate debt of $525.0 million. The pre-tax earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt would be approximately $5.3 million, holding other variables constant. A one-percentage point increase in interest rates would not materially impact the fair value of the fixed rate debt.

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

The Company's strategy for management of currency risk relies primarily upon conducting its operations in a country's respective currency and may, from time to time, engage in hedging programs intended to reduce the Company's exposure to currency fluctuations. As of September 30, 2001, the Company held no foreign currency hedge positions. Management believes the effect of a one percent appreciation or depreciation in foreign currency rates would not materially affect the Company's financial position or results of operations for the periods presented.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended on January 1, 2001 (see note 11). The effect of this change as of January 1, 2001, was a pretax charge to accumulated other comprehensive loss of $6.8 million ($4.2 million net of income tax benefit). During the first nine months of 2001, pretax other comprehensive loss increased by $9.4 million ($5.8 million net of income tax benefit) to reflect an unrealized loss on the swap agreement from January 1, 2001 through September 30, 2001.

On June 29, 2001, the FASB approved for issuance, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." Major provisions of these Statements are as follows: all business combinations initiated after September 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill will no longer be subject to amortization. Management is currently reviewing the provisions of these Statements and their impact on the Company's results of operations.


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

PART II.  OTHER INFORMATION

TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES


Item 1.  Legal Proceedings:

         None

Item 2.  Change in Securities and Use of Proceeds:

         On August 30, 2001, the Company completed a private placement of 3,636,400 shares of its common stock to six investors. The gross proceeds of the offering were approximately $40.0 million. The shares were sold with the assistance of Robert W. Baird & Co., Inc. ("Baird"). As the placement agent, Baird received a fee of approximately $2.4 million.

         The shares of common stock were sold in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the "Securities Act"). The private placement was made without any general solicitation or advertising and each investor represented to the Company in writing that it was either: (i) a "qualified institutional buyer" as defined in Rule 144A under the Securities Act; or (ii) an "institutional accredited investor" as defined in Rule 501(a)(1), (2), (3) or (7) of Regulation D.

Item 3.  Defaults Upon Senior Securities:

         None

Item 4.  Submission of Matters to a Vote of Security Holders:

         None.

Item 5.  Other Information:

         None

Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits

              10.1 Receivables Purchase Agreement, dated as of June 19, 2001, among Tower Automotive Receivables Company, Inc., as seller, R.J. Tower Corporation, as initial servicer, Blue Ridge Asset Funding Corporation and Wachovia Bank, N.A., as agent.

         (b) During the quarter for which this report is filed, the Company filed the following Form 8-K Current Reports with the Securities and Exchange Commission:

              1. The Company's current report on Form 8-K dated July 30, 2001, under Item 9 (Commission File No. 1-12733).

              2. The Company's current report on Form 8-K dated September 4, 2001, under Item 5 and 7.(Commission File No. 1-12733).

              3. The Company's current report on Form 8-K/A dated September 5, 2001, under Item 5 (Commission File No. 1-12733).

              4. The Company's current report on Form 8-K dated September 28, 2001, under Item 9 (Commission File No. 1-12733).

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  TOWER AUTOMOTIVE, INC.


Date: November 14, 2001           By /s/ Anthony A. Barone
                                    --------------------------------------------
                                    Anthony A. Barone
                                    Vice President, Chief Financial Officer
                                    (principal accounting and financial officer)

                             TOWER AUTOMOTIVE, INC.
                           EXHIBIT INDEX TO FORM 10-Q
                    For the quarter ended September 30, 2001



Exhibits
--------
  10.1 Receivables Purchase Agreement, dated as of June 19, 2001, among Tower Automotive Receivables Company, Inc., as seller, R.J. Tower Corporation, as initial servicer, Blue Ridge Asset Funding Corporation and Wachovia Bank, N.A., as agent.