Form 10-Q/A
period 2001-06-30
TOWER AUTOMOTIVE INC
filed 2001-11-27
CIK 925548

                                  FORM 10-Q/A
                               (Amendment No. 2)


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


         The acquisitions discussed above have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at the fair value as of the date of the acquisitions. The assets and liabilities of Presskam have been recorded based on preliminary estimates of fair value as of the date of acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill. The Company is further evaluating the fair value of certain assets acquired and liabilities assumed in connection with the Presskam acquisition and as a result, will likely result in adjustments to the preliminary allocation of the purchase price.


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


At June 30, 2001, the Company had borrowed approximately $212 million under its revolving credit facility of $825 million. Based on the most restrictive debt covenant, availability under the revolving credit facility was limited to approximately $93.0 million at June 30, 2001, compared to availability of approximately $326.0 million at December 31, 2000. This reduction in availability reflects a decrease due to the calculation of earnings before interest, taxes, depreciation and amortization (as defined in the credit agreement) of approximately $374 million offset by an increase due to the reduction of borrowings between the periods (as defined in the credit agreement) of approximately $141 million. The Company believes the borrowing availability under its credit agreement, together with funds generated by operations, should provide liquidity and capital resources to pursue its business strategy for the foreseeable future, with respect to working capital, capital expenditures, and other operating needs. The Company estimates its 2001 net capital expenditures will approximate between $150 million and $175 million. Under present conditions, management does not believe access to funds will restrict its ability to pursue its business strategy.



During the six months ended June 30, 2001, working capital decreased by approximately $198 million. This decrease is comprised of the effects of the accounts receivable securitization, which decreased working capital by approximately $54 million; a change in the accounts payable payment terms, which decreased working capital by approximately $70 million; accelerated collections of accounts receivable, which decreased working capital by approximately $42 million; collections of tooling receivables, which decreased working capital by approximately $23 million; and other net changes in the components of working capital of approximately $9 million.


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

                               TOWER AUTOMOTIVE, INC.


Date: November 26, 2001        By /s/ Anthony A. Barone
                                  ---------------------------------------------
                                    Anthony A. Barone
                                    Vice President, Chief Financial Officer
                                    (principal accounting and financial officer)