Form 10-K/A
period 2000-12-31
TOWER AUTOMOTIVE INC
filed 2001-11-28
CIK 925548

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-K/A
                                Amendment No. 1
                  ---------------------------------------------
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

--------------------------------------------------------------------------------

EXPLANATORY NOTE:


         Tower Automotive, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A in response to comments received from the Securities and Exchange Commission (the "SEC") regarding the Company's Form 10-K for the fiscal year ended December 31, 2000 that was originally filed on March 30, 2001 (the "Original Filing"). As requested by the SEC, the Company is including as an exhibit the preferability letter issued by the Company's auditors on November 26, 2001. This report continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure in this report to speak to any later date. While this report primarily relates to the historical period covered, events may have taken place since the date of the Original Filing that might have been reflected in this report if they had taken place prior to the Original Filing. All information contained in this amendment and the Original Filing is subject to updating and supplementing as provided in the Company's periodic reports filed with the SEC.

         The Original Filing is hereby amended as follows:

         The letter regarding the preferability of change in accounting principle issued by the Company's auditors on November 26, 2001 is attached hereto and filed herewith as Exhibit 18.1.


                            [SIGNATURE ON NEXT PAGE]

                                   SIGNATURE

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Dated: November 28, 2001     Tower Automotive, Inc.



                             By: /s/ Anthony A. Barone
                                 ----------------------------------------------
                                 Anthony A. Barone
                                 Vice President, Chief Financial Officer
                                 (Principal Accounting and Financial Officer)

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

12.1    Statement and Computation of Ratio of Earnings to Fixed Charges.              *
18.1    Letter re Change in Accounting Principles filed herewith.
21.1    List of Subsidiaries.                                                         *
23.1    Consent of Independent Public Accountants.                                    *
99.1    Consolidated Financial Statements of Tower Automotive, Inc. for the Year
        Ended December 31, 2000 together with Report of Independent Public
        Accountants.                                                                  *



------------------
*   Incorporated by reference.
**  Indicates compensatory arrangement.