Form 10-K405
period 2001-12-31
TOWER AUTOMOTIVE INC
filed 2002-03-25
CIK 925548

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                             ---------------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   For the fiscal year ended:            Commission file number:
        DECEMBER 31, 2001                        1-12733

                             ---------------------

                             TOWER AUTOMOTIVE, INC.
             (Exact name of Registrant as specified in its charter)

             DELAWARE                            41-1746238
     (State of Incorporation)          (I.R.S. Employer Identification
                                                    No.)

 5211 CASCADE ROAD SE - SUITE 300                   49546
      GRAND RAPIDS, MICHIGAN                     (Zip Code)
 (Address of Principal Executive
              Offices)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (616) 802-1600

                             ---------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 15, 2002, 48,222,012 shares of Common Stock of the Registrant were outstanding and the aggregate market value of the Common Stock of the Registrant (based upon the last reported sale price of the Common Stock at that date by the New York Stock Exchange), excluding shares owned beneficially by affiliates, was approximately $612,495,000.

     Information required by Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its annual meeting to be held May 15, 2002 (the "2002 Proxy Statement").
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             TOWER AUTOMOTIVE, INC.

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----
PART I
  Item 1.           Business....................................................     1
  Item 2.           Properties..................................................    14
  Item 3.           Legal Proceedings...........................................    15
  Item 4.           Submission of Matters to a Vote of Security Holders.........    16
  Additional Item.  Executive Officers..........................................    16
PART II
  Item 5.           Market for Registrant's Common Equity and Related               18
                    Stockholder Matters.........................................
  Item 6.           Selected Financial Data.....................................    19
  Item 7.           Management's Discussion and Analysis of Results of              20
                    Operations and Financial Condition..........................
  Item 7A           Quantitative and Qualitative Disclosure about Market Risk...    36
  Item 8.           Financial Statements and Supplementary Data.................    36
  Item 9.           Changes in and Disagreements with Accountants on Accounting     81
                    and Financial Disclosure....................................
PART III
  Item 10.          Directors and Executive Officers of the Registrant..........    81
  Item 11.          Executive Compensation......................................    81
  Item 12.          Security Ownership of Certain Beneficial Owners and             81
                    Management..................................................
  Item 13.          Certain Relationships and Related Transactions..............    81
PART IV
  Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form    81
                    8-K.........................................................

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

  BACKGROUND OF COMPANY

     Tower Automotive, Inc. and its subsidiaries (collectively referred to as the "Company" or "Tower Automotive") is a leading global designer and producer of structural components and assemblies used by every major automotive original equipment manufacturer ("OEM"), including Ford, DaimlerChrysler, General Motors ("GM"), Honda, Toyota, Renault/Nissan, Fiat, Hyundai/Kia, BMW, Volkswagen Group, and Isuzu. The Company's current products include automotive body structural stampings and assemblies including exposed sheet metal ("Class A") components, lower vehicle structural stampings and assemblies, suspension components, modules and systems. The Company believes it is the largest independent global supplier of structural components and assemblies to the automotive market (based on net revenues).

     The Company has over 60 manufacturing, product development, and administrative facilities located in the U.S., Canada, Mexico, Brazil, India, Germany, Hungary, Poland, Slovakia, Italy, France, Spain, Japan, China and Korea. The Company continues to broaden its geographic coverage and strengthen its ability to supply products on a global basis as a result of its acquisition strategy, targeted organic growth and disciplined manufacturing efficiency and productivity initiatives.

     Since its inception in April 1993, when the Company was formed to acquire
R. J. Tower Corporation, the Company's revenues have grown rapidly through a focused strategy of internal growth and a highly disciplined acquisition program. Since 1993, the Company has successfully completed 14 acquisitions and established six joint ventures in China, Mexico, Korea, Japan and the United States. As a result of these acquisitions and internal growth, the Company's revenues have increased from approximately $86 million in 1993 to approximately $2.5 billion in 2001. The Company's North American average content per vehicle has increased from $6.23 in 1993 to $114.67 in 2001.

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

     Approximately 72 percent of the Company's 2001 revenues were generated from sales in North America. The Company supplies products for many of the most popular car, light truck and sport utility models, including the Honda Accord and Civic, Toyota Camry, Ford Taurus, Focus, Explorer, Ranger and F-Series pickups, Chevrolet Silverado and GMC Sierra pickups, and Dodge Ram pickup. Approximately 11 percent of the Company's 2001 revenues were generated from sales in Europe and 15 percent in Asia. The remaining 2 percent of revenue was generated from sales in South America.

     The Company's acquisition and joint venture activity is summarized below:

     Carron Prototype Center. In January 2001, the Company invested approximately $2 million in the formation of a prototyping joint venture with Carron Industries. The joint venture, Carron Prototype Center, located in Inkster, Michigan, provides the Company with detail stamping and tooling capabilities and has capacity for full frame prototypes and vehicle builds.

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

     Yorozu. In September 2000, the Company acquired a 17 percent equity interest in Yorozu Corporation ("Yorozu"), a supplier of suspension modules and structural parts to the Asian and North American automotive markets, from Nissan Motor Co. Ltd. ("Nissan"). Yorozu is based in Japan and is publicly traded on the first tier of the Tokyo Stock Exchange. Its principal customers include Nissan, Auto Alliance, General Motors, Ford, and Honda. The Company will pay Nissan approximately $38 million over two and one half years for the 17 percent interest. In conjunction with the original investment, the Company had an option to increase its holdings in Yorozu by 13.8 percent through the purchase of additional Yorozu shares. In February 2001, the Company exercised the right to purchase the additional equity interest and will pay Nissan approximately $30 million over two and one half years for the additional 13.8 percent interest. The remaining obligation to Nissan, as of December 31, 2001, was $29.5 million, and is recorded as indebtedness on the Company's balance sheet.

     Caterina. In July 2000, the Company acquired the remaining 60 percent equity interest in Metalurgica Caterina S.A. ("Caterina") for approximately $42 million. The initial 40 percent interest was acquired in March 1998 for approximately $48 million. Caterina is a supplier of structural stampings and assemblies to the Brazilian automotive market. This investment provided the Company with a substantial manufacturing presence in one of the fastest growing automotive markets in the world and added Volkswagen and Mercedes-Benz as new customers in Brazil.

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

     Dr. Meleghy. In January 2000, the Company acquired all of the outstanding shares of Dr. Meleghy GmbH & Co. KG Werkzeugbau und Presswerk, Bergisch Gladbach ("Dr. Meleghy") for approximately $86 million. Dr. Meleghy designs and produces structural stampings, exposed surface panels and modules for the European automotive industry. Dr. Meleghy also designs and manufactures tools and dies for use in its production and for the external market. Dr. Meleghy operates three facilities in Germany and one facility in each of Hungary and Poland. Dr. Meleghy's principal customers include DaimlerChrysler, Audi, Volkswagen, Ford, Opel and BMW. Products offered by Dr. Meleghy include body side panels, floor pan assemblies, and miscellaneous structural stampings. Under the original purchase agreement, the Company has paid an additional $29.6 million for this acquisition based on Dr. Meleghy achieving certain operating targets in 2000.

     Seojin. In October 1999, the Company invested $21 million for new shares representing a 49 percent equity interest in Seojin Industrial Company Limited ("Seojin"). Seojin is a supplier of frames, modules and structural components to the Korean automotive industry. In addition, the Company advanced $19 million to Seojin in exchange for variable rate convertible bonds (the "Bonds") due October 30, 2009. The

Bonds are unsecured and rank equally with all other present and future obligations of Seojin. Interest on the Bonds is payable annually beginning October 30, 2000 and each October 30 thereafter until maturity. Under the joint venture investment agreement, the Company had the right to convert the Bonds into common stock of Seojin any time on or after October 30, 2000. The conversion rate was based upon a predetermined formula that increases the Company's equity interest to approximately 66 percent. On October 31, 2000, the Company exercised its right to convert the bonds into 17 percent of the common stock of Seojin. Based upon the formula for conversion of the Seojin variable rate bonds, the Company paid $1.2 million for the additional equity interest.

     Active. In July 1999, the Company acquired all of the outstanding stock of Active Tool Corporation and Active Products Corporation (collectively, "Active") for total approximate consideration of $315 million. Active, which has five facilities, designs and produces a variety of large unexposed structural stampings, exposed surface panels, and modules to the North American automotive industry. Active's main customers include DaimlerChrysler, Ford, General Motors, and Saturn. Products offered by Active include body sides, pick-up box sides, fenders, floor pan assemblies, door panels, pillars, and heat shields. The acquisition of Active enhanced the Company's ability to manufacture large and complex structures, as well as exposed surface panels.

     IMAR and OSLAMT. In July 1998, the Company acquired IMAR s.r.l. ("IMAR") and OSLAMT S.p.A. ("OSLAMT"). IMAR designs and manufactures structural parts and assemblies from two facilities in Italy, primarily for Fiat. OSLAMT designs and manufactures tools and assemblies for the automotive market from its facility in Turin, Italy. The purchase price consisted of approximately $32 million cash plus the assumption of approximately $17 million of indebtedness. Under the acquisition agreement, the Company also paid an additional amount of $15 million, based on the achievement of certain operating targets.

     Metalsa. In October 1997, the Company acquired a 40 percent equity interest in Metalsa S. de R.L. ("Metalsa"). In addition, the Company has entered into a technology sharing arrangement which will allow it to utilize the latest available product and process technology. Metalsa is the largest supplier of vehicle frames and structures in Mexico. The Company paid approximately $120 million for its equity interest with an additional amount of up to $45 million payable based upon Metalsa's net earnings through December 31, 2000. The Company paid approximately $26 million under the earnout provisions of the joint venture investment agreement.

     SIMES. In May 1997, the Company acquired Societa Industria Meccanica e Stampaggio S.p.A. ("SIMES"), an Italian automotive parts manufacturer, for approximately $51 million in cash, plus an additional $3 million based on achievement by SIMES of certain operating targets following the acquisition. The acquisition of SIMES (i) significantly expanded the Company's global capabilities by providing the Company with a manufacturing presence in Europe,
(ii) added Fiat as a new customer and (iii) enhanced the Company's design and engineering capabilities.

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

     MSTI. In May 1996, the Company acquired MascoTech Stamping Technologies, Inc. ("MSTI") from MascoTech, Inc. ("MascoTech") for approximately $79 million, plus an additional $30 million in earnout payments as certain operating targets were achieved by the MSTI facilities in the first three years following the acquisition. The MSTI acquisition: (i) expanded the Company's product capabilities into chassis and suspension components; (ii) provided chassis and suspension technology as well as value-added processing technologies including assembling, painting and welding; and (iii) increased the Company's content per vehicle on key light truck and sport utility vehicles such as the Ford F-Series, Explorer and Windstar and the Dodge Ram and Dakota as well as on high volume passenger cars such as the Ford Taurus/Sable.

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

     Edgewood. In May 1994, the Company acquired Edgewood Tool and Manufacturing Company and its affiliate, Ann Arbor Assembly Corporation (collectively, "Edgewood") for approximately $30 million in aggregate consideration. Edgewood is a leading supplier of hood and deck lid hinges as well as structural stampings and assemblies. The acquisition of Edgewood: (i) added engineered mechanical stampings, primarily hood and deck lid hinges, and additional structural components to the Company's product offerings; (ii) increased model penetration with the Company's existing customers; and (iii) provided the Company with a significant presence with Mazda.

     J.L. French. In October 1999, the Company loaned $30 million to J.L. French Automotive Castings, Inc., ("J.L. French") in exchange for a convertible subordinated promissory note due October 14, 2009. The note bears interest at
7.5 percent annually with interest payable on the last day of each calendar quarter beginning December 31, 1999. The Company can convert, at its option, any portion of the outstanding principal of the note into Class A Common Stock of J.L. French at a preset agreed upon conversion price. In November 2000, the Company exercised its option to convert the note into 7,124 shares of Class A "1" Common Stock of J.L. French, which has a 7.5 percent pay-in-kind dividend right. Additionally, in November 2000, the Company invested $2.9 million in J.L. French through the purchase of Class P Common Stock, which has an 8 percent pay-in-kind dividend right. In May 2000, the Company invested $11.0 million in J.L. French through the purchase of Class A Common Stock. At December 31, 2001, the Company had an ownership interest of approximately 16 percent in J.L. French. During the fourth quarter of 2001, the Company evaluated its investment in J.L. French and determined it was impaired and therefore recorded a charge of $46.3 million to write off the entire investment in J.L. French.

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

     Hinge Business. In August 1998, the Company sold its hinge business to Dura Automotive Systems, Inc. for net proceeds of approximately $37 million which approximated the book value of the net assets sold. The net proceeds were used to repay outstanding indebtedness under the revolving credit facility.

     The Company's principal executive offices are located at 5211 Cascade Road SE, Suite 300, Grand Rapids, Michigan 49546, and its telephone number is (616) 802-1600.

  BUSINESS STRATEGY

     The Company's strategy is to capitalize upon its position as the largest independent global supplier of automotive structural components and assemblies in order to take advantage of the opportunities arising from the consolidation, globalization and modular sourcing trends in the automotive supply industry. The ultimate goal of this strategy is to maximize return on invested capital and create long-term value for shareholders. Key elements of the Company's operating and growth strategies are outlined below:

  Operating Strategy:

     Offer Full-Service Technical Design, Engineering and Program Management Capabilities. The Company continues to build its competitive advantage through investment in product development, advanced engineering and program management. As a result of this investment, and of consolidation among suppliers of automotive structural components and assemblies, the Company believes that it is one of only a select group of suppliers able to provide automotive OEMs with full service technical design, engineering and program management capabilities with respect to the entire body structure of a vehicle on a global basis. The Company works with OEMs throughout the product development process from concept vehicle and prototype development through the design and implementation of manufacturing processes to provide full-service capabilities to its customers. In some cases, the Company places design engineers at customer facilities to coordinate its product design efforts with those of its OEM customers.

     Further Enhance Global Presence. The Company offers manufacturing and support services to its customers on a global basis through a combination of international wholly owned subsidiaries and by entering into joint ventures and partnerships with foreign suppliers. Outside of North America, the Company has technical/customer service centers in Yokohama, Japan; Turin, Italy; Hyderabad, India; Bergisch-Gladbach, Germany; and Sao Paulo, Brazil. The Company also has relocated certain technical personnel to locations where OEMs are developing "world cars" which can be designed in one vehicle center to a single global standard but produced and sold in different geographic markets. The Company believes that these global, technical, and manufacturing capabilities have led to the award of several, major new programs to the Company.

     Continue to Optimize Manufacturing Efficiency and Quality. In response to OEMs' increasingly stringent production specifications, the Company has implemented manufacturing practices designed to maximize product quality and timeliness of delivery to reduce waste and enhance efficiency. The Company has continued to upgrade its manufacturing equipment and processes through selective investment in new equipment, maintenance of existing equipment and efficient utilization of manufacturing engineering personnel. In order to maximize return on invested capital, the Company increasingly employs flexible manufacturing processes that allow it to maximize equipment utilization in meeting customer expectations for product quality and timely delivery. Consistent with this strategy, the Company, where appropriate, outsources the production of select commodity components to Tier II manufacturers, as well as seeks to provide administrative services to these manufacturers to maximize supply chain efficiency and return on invested capital. The Company monitors existing manufacturing capacity relative to expected capacity, which is determined primarily by current and expected business backlog and by opportunities to outsource commodity operations to Tier II manufacturers. As a result, beginning in the second half of 2000, the Company began restructuring its operations to reduce excess manufacturing capacity and improve the efficiency of its operations.

     Maintain Decentralized, Participative, Incentive-Based Culture. The Company's decentralized approach to managing its manufacturing facilities encourages decision making and colleague participation in areas such as manufacturing processes and customer service. The Company's leadership team meets frequently at various Company locations in order to maintain a unified Company culture. To increase colleague productivity, the Company utilizes incentive programs for all salaried and hourly colleagues that provide incentives for colleagues who take advantage of continuous improvement programs and who provide cost savings ideas.

  Growth Strategy:

     The Company's growth strategy comprises two fundamental elements; increased organic growth and the pursuit of strategic acquisitions, alliances and partnerships.

     Increase Organic Growth. The Company actively pursues increased organic growth from both new and replacement vehicle programs. Specifically, it is the Company's belief that the following competitive strengths have played, and will continue to play, an important role in achieving its organic growth objectives:

     - Scale position as the largest independent supplier of automotive structural components and assemblies;

     - Full-service technical design, engineering and program management capabilities;

     - Global engineering and manufacturing presence;

     - Modular product capabilities;

     - Strong customer relationships with key domestic and foreign automotive OEMs;

     - Strong financial position relative to most competitors.

     As a result of these competitive strengths, and the efforts to increase organic growth, the Company was awarded programs in 2001 that, based on independent estimates of expected program volumes and current expectations of program pricing, represent more than $760 million in annual revenues. These programs are scheduled to launch over the next three years and be in full production by 2005. These programs will help to further the diversification of the Company's customer base. The proportion of revenues from Ford and DaimlerChrysler, the Company's two largest customers, has decreased from 68 percent in 2000 to 60 percent in 2001. Of the $760 million in annual revenues represented by the new program awards described above, 43 percent is expected to be derived from Ford and DaimlerChrysler and 57 percent is expected to be derived from other customers including Nissan, GM, and BMW.

     In order to better target acceptable returns on new business, the Company, beginning in 2000, adopted a return on invested capital-based approach to evaluating the attractiveness of potential new programs. Specifically, the objective is to take on only those programs that are expected to provide an acceptable return on invested capital after taking into account such factors as expected unit volume and pricing, ability to utilize existing manufacturing capacity for that program, requirements for investment in new capital equipment and the flexibility to use such new capital equipment for other programs.

     Pursue Strategic Acquisitions, Alliances and Partnerships. Strategic acquisitions, alliances and partnerships have contributed significantly to the Company's growth. The Company continues to believe that consolidation in the automotive supply industry will provide further attractive opportunities to either acquire, or purchase a majority or minority ownership interest in companies that complement its existing business. The Company seeks to make acquisitions that:

     - Provide additional product, manufacturing and technical capabilities;

     - Broaden the Company's geographic coverage domestically and strengthen its ability to supply products on a global basis;

     - Increase both the number of models for which the Company supplies products and the content supplied for existing models;

     - Add new customers;

     - Facilitate outsourcing opportunities from the in-house operations of new and existing customers;

     - Facilitate capacity rationalization and restructuring opportunities; and

     - Provide at least a minimum targeted return on invested capital.

     In 2001, over 70 percent of total worldwide passenger vehicle production occurred outside North America. As a result, a particular focus for the Company has been and will continue to be to pursue acquisitions or develop strategic partnerships and alliances that strengthen the Company's ability to supply its products on a global basis. Consistent with this strategy, the Company has formed, or is in the process of forming, strategic alliances with other suppliers throughout the world, including those located in Europe, Asia and South America. For example, the Company has majority-owned operations in Asia through its 66 percent interest in Seojin in Korea and its 60 percent interest in Tower Golden Ring, which manufactures structural components in China. The Company also has equity interests in Mexico through its 40 percent interest in Metalsa and in Japan through its 30.8 percent interest in Yorozu. Increased international sales are intended to mitigate the effects of cyclical downturns in a given geographic region and further diversify the Company's OEM customer base.

  INDUSTRY TRENDS

     The Company's performance and growth is directly related to certain trends within the automotive market, including the consolidation of the component supply industry, the increase in global sourcing and the growth of system/modular sourcing. It is also directly related to automotive production, which is cyclical and depends on general economic conditions and consumer confidence.

     Continuation of Supplier Consolidation. In order to lower costs and improve quality, OEMs have continued to reduce their supply base by awarding sole-source contracts to full-service suppliers who are able to supply larger segments of a vehicle. OEMs' criteria for supplier selection include not only cost, quality and responsiveness, but also full-service design, engineering and program management capabilities. As a result, over the past decade, the automotive supply industry has been undergoing significant consolidation. Furthermore, in 2001 a number of suppliers experienced financial difficulties, which is likely to result in further consolidation activity as the operations of these suppliers are acquired and rationalized by larger, more capable suppliers. For full-service suppliers such as the Company, this environment provides an opportunity to grow both organically, by obtaining business previously provided by other non-full service suppliers, and through acquisition, by acquiring suppliers that further enhance product, manufacturing and service capabilities. OEMs rigorously evaluate suppliers on the basis of product quality, cost control, reliability of delivery, product design capability, financial strength, new technology implementation, quality and condition of facilities and overall management. Suppliers that obtain superior ratings are considered for sourcing new business. Although these new OEM policies have already resulted in significant consolidation of component suppliers in certain segments, the Company believes that consolidation within the structural and suspension component segments of the automotive industry will continue to provide attractive opportunities to acquire or partner with companies that complement its existing business.

     Global Sourcing. Regions such as Asia, Latin America, Mexico and Eastern Europe are expected to experience significant growth in vehicle demand over the next ten years. OEMs are positioning themselves to reach these emerging markets in a cost-effective manner by seeking to design and produce "world cars" which can be designed in one vehicle center to a single global standard but produced and sold in different geographic markets, thereby allowing OEMs to reduce design costs, take advantage of low-cost manufacturing locations and improve product quality and consistency. OEMs increasingly are requiring their suppliers to have the capability to design and manufacture their products in multiple geographic markets. In order to best meet these OEM requirements, the Company has over 24 manufacturing facilities outside the U.S., including locations in Canada, Brazil, Germany, Italy, Poland, Slovakia, Hungary, Korea, and China. In addition, the Company's alliance/partnership relationships provide access to new geographic markets and customers. A more recent trend beyond the development of "world cars", is the consolidation of platforms across OEMs through joint development efforts. GM and Fiat have announced plans to combine platforms across the two companies. DaimlerChrysler with Mitsubishi and Renault with Nissan will combine platforms as well. OEMs also plan to create common component sets across platforms in areas such as powertrain, axles, suspensions, HVAC, and other areas, thereby reducing the degree of product differentiation.

     System/Modular Sourcing. OEMs are increasingly seeking suppliers capable of providing complete systems or modules. A system is a group of components, which may be dispersed throughout the vehicle, yet operate together to provide a specific engineering function. Modules, on the other hand, consist of sub-assemblies at a specific location in the vehicle, incorporating components from various functional systems, which are assembled and shipped to the OEM ready for installation in a vehicle as a unit. By outsourcing complete systems or modules, OEMs are able to reduce their costs associated with the design and integration of different components and improve quality by enabling their suppliers to assemble and test major portions of the vehicle prior to production. The Company has capitalized on the system/modular sourcing trend among OEMs by offering customers higher value-added supply capabilities through an increasing focus on the production of assemblies consisting of multiple component parts that are welded or otherwise fastened together by the Company. The Company has the ability to supply OEMs with modules consisting of integrated assemblies and component parts that can be installed as a unit in a vehicle at the OEM assembly plant.

     OEM Consolidation. The recent acquisition and consolidation activity among select OEMs has not led to the disadvantage of the smaller OEMs in the industry as previously predicted. Rather, smaller OEMs such as Peugeot, Honda, Hyundai/Kia, and BMW have strengthened their positions in the industry and their financial performance, while some of the larger OEMs have struggled to successfully integrate acquisitions. The Company's global capabilities have allowed it to continue to serve as a valuable supplier to those smaller producers.

  PRODUCTS

     The Company produces a broad range of structural components and assemblies, many of which are critical to the structural integrity of a vehicle. Many of the Company's stamped, formed and welded components and assemblies are attached directly to the frame of an automobile at the OEM assembly plant and comprise the major structure of a vehicle. The Company's products generally can be classified into the following categories: body structures and assemblies; lower vehicle structures; suspension modules and systems; and suspension components. A brief summary of each of the Company's principal product categories follows:

                          PRODUCT CATEGORY/DESCRIPTION

  BODY STRUCTURES AND ASSEMBLIES:

     Products that form the basic upper body structure of the vehicle and include large metal stampings such as body pillars, roof rails, side sills, parcel shelves and intrusion beams. Current assemblies include a broad array of highly engineered parts such as fuel filler assemblies, which are attached to both lower vehicle and body structures. This category also includes Class A surfaces and modules. Class A surfaces include exposed sheet metal components such as body sides, pick-up box sides, door panels and fenders. The capability to produce these types of components complements the Company's substantial presence in lower vehicle and body structures and allows for the combination of these offerings into modules for supply to customers.

  LOWER VEHICLE STRUCTURES:

     Products that form the basic lower body structure of the vehicle and include large metal stampings from both traditional and hydroforming methods, such as pickup truck and SUV full frames, automotive engine cradles, floor pan components and cross members. Critical to the strength and safety of vehicles, these products carry the load of the vehicle and provide crash integrity.

  SUSPENSION MODULES AND SYSTEMS:

     Products include axle assemblies which consist of stamped metal trailing axles, assembled brake shoes, hoses and tie rods and front and rear structural suspension modules/systems, which consist of control arms, suspension links and value-added assemblies and systems comprised of components that it manufactures as well as those produced by other manufacturers. Assemblies are groups of components grouped according to their relative location, while systems are components grouped based upon providing functionality. The Company sells this expertise to OEMs who have been increasingly outsourcing assemblies and systems in order to reduce production and inventory management costs.

  SUSPENSION COMPONENTS:

     Products include stamped, formed and welded products such as control arms, suspension links, track bars, spring and shock towers and trailing axles. Critical to the ride, handling and noise characteristics of a vehicle, suspension components are a natural extension of the Company's larger structural components.

  OTHER:

     The Company manufactures a variety of other products, including heat shields and other precision stampings, for its OEM customers.

     The following table summarizes the approximate composition by product category of the Company's global revenues for the last two fiscal years:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              ------------
PRODUCT CATEGORY                                              2001    2000
----------------                                              ----    ----
Body structures & assemblies (including Class A surfaces)...   39%     39%
Lower vehicle structures....................................   36      41
Suspension modules & systems................................   15      11
Suspension components.......................................    8       8
Other.......................................................    2       1
                                                              ---     ---
     Total..................................................  100%    100%
                                                              ===     ===

  CUSTOMERS AND MARKETING

     The North American automotive manufacturing market is dominated by GM, Ford and DaimlerChrysler, with the Japanese and European OEMs representing approximately 23 percent of production in this market in 2001. The Company currently supplies its products primarily to Ford, DaimlerChrysler, GM, Honda, Toyota, and Nissan in North America. As a result of past growth strategies, the Company has further expanded its global presence and has increased penetration into certain existing customers and added new customers such as Fiat, BMW, Volkswagen, Nissan, and Hyundai/Kia.

     OEMs typically award contracts that cover parts to be supplied for a particular vehicle model or platform. Such contracts range from one year to over the life of the model, which is generally three to ten years and do not require the purchase by the OEM of any minimum number of parts. The Company also competes for new business to supply parts for successor models and therefore is subject to the risk that the OEM will not select the Company to produce parts on a successor model. The Company supplies parts for a broad cross-section of both new and mature models, thereby reducing its reliance on any particular model. For example, the Company supplies parts for substantially all models produced by Ford, Honda and Toyota in North America and also currently supplies DaimlerChrysler with substantially all of its full frame requirements.

     Following is a summary of the global composition of significant customers for the last two fiscal years:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              ------------
CUSTOMER                                                      2001    2000
--------                                                      ----    ----
Ford/Jaguar/Volvo...........................................   35%     37%
DaimlerChrysler.............................................   25      31
Hyundai/Kia.................................................   12       4
General Motors..............................................    4       5
Fiat........................................................    4       4
VW Group....................................................    4       2
Honda.......................................................    3       3
Toyota......................................................    2       2
Nissan......................................................    1       1
Other.......................................................   10      11
                                                              ---     ---
     Total..................................................  100%    100%
                                                              ===     ===

     Below is a summary of the Company's sales by geographic region for the last two fiscal years:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              ------------
GEOGRAPHIC CATEGORY                                           2001    2000
-------------------                                           ----    ----
U.S. and Canada.............................................   72%     85%
Asia........................................................   15       4
Europe......................................................   11      10
Mexico and South America....................................    2       1
                                                              ---     ---
     Total..................................................  100%    100%
                                                              ===     ===

     The following table presents an overview of the major models for which the Company supplies products:

CUSTOMER                                    CAR MODELS                        TRUCK MODELS
--------                                    ----------                        ------------
Ford...........................  Taurus/Sable, Mustang, Focus,      Explorer/Mountaineer, Explorer
                                 Escort, Crown Victoria/Grand       Sport Trac, Explorer Sport,
                                 Marquis, Cougar Continental,       Econoline, Villager, Windstar,
                                 Lincoln LS/Jaguar S-Type,          Escape, Expedition, Excursion,
                                 Thunderbird, Towncar, Mondeo,      Ranger, F-Series LD & HD,
                                 Fiesta                             Lincoln Blackwood, Transit,
                                                                    Medium Duty Trucks
DaimlerChrysler................  Concorde/Intrepid/300M, Neon,      Ram Pick-up, Dakota, Grand
                                 Stratus/Sebring, Sebring           Cherokee, Voyager/Caravan/ Town
                                 Convertible                        & Country, Ram Van, Jeep
                                                                    Cherokee Wrangler, Durango, Jeep
                                                                    Liberty, PT Cruiser
Mercedes.......................  A-Class, C-Class, E-Class,         Sprinter
                                 S-Class, SLK, CLK
General Motors.................  Cadillac CTS                       Silverado/Sierra, Astro/Safari,
                                                                    Medium Duty Trucks
Saturn.........................  LS/LW                              Saturn VUE
Opel...........................  Omega, Astra, Agila, Corsa,
                                 Vectra
Honda..........................  Accord, Civic, Acura TL            Odyssey, Passport
Mazda..........................  Mazda 626                          Tribute, B-Series Pickup

CUSTOMER                                    CAR MODELS                        TRUCK MODELS
--------                                    ----------                        ------------
Toyota.........................  Avalon, Camry, Solara, Corolla     Sienna, Tacoma, Tundra, Sequoia
Nissan.........................  Sentra, Altima                     Quest, Xterra, Frontier
Isuzu..........................                                     Rodeo, Amigo
VW.............................  Passat, Cabrio, Jetta,             Transporter/Van, LT
                                 Golf/Bora, Gol
Audi...........................  A3, A4, A6, TT, Cabrio
Skoda..........................  Felicia/Fabia, Octavia
BMW............................  3 Series, 5 Series, 7 Series       X5 SUV
Fiat...........................  Marea, Punto, Bravo/Brava,         Multipla, Ducato
                                 Palio, Panda, Stilo
Alfa Romeo.....................  146/147, 156, 166 GTV, Spider
Lancia.........................  Lybra, Kappa, Y
Hyundai........................                                     Teracan, Falloper, Starex,
                                                                    Libero, Craco, SantaFe
Kia............................  Spectra, Rio, Optima,              Sportage, Carens, Retona,
                                 Enterprise, Potentia               Pregio, Carnival, Frontier

     Most of the parts the Company produces have a lead time of two to five years from product development to production. See "Design and Engineering Support." The selling prices of these products are generally negotiated between the Company and its customers and are typically not subject to a competitive bid process.

     Sales of the Company's products to OEMs are made directly by the sales and engineering teams, located at its technical/customer service centers in Novi, Michigan; Rochester Hills, Michigan; Yokohama, Japan; Turin, Italy; Bergisch-Gladbach, Germany; Sao Paolo, Brazil; and Hyderabad, India. Through its technical centers, the Company services its OEM customers and manages its continuing programs of product design improvement and development. The Company periodically places engineering staff at various customer facilities to facilitate the development of new programs.

     The Company's sales and marketing efforts are designed to create overall awareness of its engineering, program management, manufacturing and assembly expertise to acquire new business and to provide ongoing customer service. The sales group is organized into customer-dedicated teams within product groups. From time to time, the Company also participates in industry and customer specific trade and technical shows.

  DESIGN AND ENGINEERING SUPPORT

     The Company strives to maintain a technological advantage through investment in product development and advanced engineering capabilities. The Company's manufacturing engineering capabilities enable it to design and build high-quality and efficient manufacturing systems, processes and equipment and to continually improve its production processes and equipment. The Company's manufacturing engineers are located at each of its manufacturing facilities. The Company's engineering staff currently consists of approximately 330 full-time engineers, whose responsibilities range from research and development, advanced product development, product design, testing and initial prototype development to the design and implementation of manufacturing processes.

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

The Company's Hyderabad, India technical center allows for 24 hour engineering globally, thereby optimizing product design and analysis capabilities, leading to reduced development costs.

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

     The products manufactured by the Company use various grades and thicknesses of steel and aluminum, including high strength hot and cold rolled, galvanized, organically coated, stainless and aluminized steel. The Company also produces exposed sheet metal components, such as exterior body panels. See "Suppliers and Raw Materials."

     OEMs have established quality rating systems involving rigorous inspections of suppliers' facilities and operations. OEMs' factory rating programs provide a quantitative measure of a company's success in improving the quality of its operations. The Company has received quality awards from Ford (Q1) and DaimlerChrysler (Pentastar). The automotive industry has adopted a quality rating system known as QS-9000. All of the Company's existing operating facilities in North America have received QS-9000 certification in compliance with the automotive industry requirements.

  COMPETITION

     The Company operates in a highly competitive, fragmented market segment of the automotive supply industry, with a limited number of competitors generating revenues in excess of $200 million. The number of the Company's competitors has decreased in recent years and is expected to continue to decrease due to the supplier consolidation resulting from changing OEM policies. The Company's major competitors include The Budd Company, a subsidiary of Thyssen-Krupp AG, Magna International, Inc. ("Magna"), Dana Corporation, and divisions of OEMs with internal stamping and assembly operations, all of which have substantial financial resources. The Company competes with other significant competitors in various segments of its product lines and in various geographic markets. The Company views Magna as its strongest competitor across most of the Company's product lines; however, the Company believes that no single competitor can provide the same range of products and capabilities as the Company in all of the major international automotive markets.

     The Company principally competes for new business both at the beginning of the development of new models and upon the redesign of existing models. New model development generally begins two to five years before the marketing of such models to the public. Once a supplier has been designated to supply parts for a new program, an OEM usually will continue to purchase those parts from the designated producer for the life of the program, although not necessarily for a redesign. Competitive factors in the market for the Company's products include product quality and reliability, cost and timely delivery, technical expertise and development capability, new product innovation and customer service. In addition, there is substantial and continuing pressure at the OEMs to reduce costs, including the cost of products purchased from outside suppliers such as the Company. Historically, the Company has been able to generate sufficient production cost savings to offset these price reductions.

  SUPPLIERS AND RAW MATERIALS

     The primary raw material used to produce the majority of the Company's products is steel. The Company purchases hot and cold rolled, galvanized, organically coated, stainless and aluminized steel from a variety of suppliers. The Company employs just-in-time manufacturing and sourcing systems enabling it to meet customer requirements for faster deliveries while minimizing its need to carry significant inventory levels. The Company has not experienced any significant shortages of raw materials and normally does not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules. Raw material costs represented approximately 56 percent of the Company's revenues in 2001.

     Ford, Honda and DaimlerChrysler currently purchase all of the steel used by the Company for their models directly from steel producers. As a result, the Company has minimal exposure to changes in steel prices for parts supplied to Ford, Honda and DaimlerChrysler, which collectively represented 63 percent of the Company's revenues in 2001.

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

  COLLEAGUES

     As of December 31, 2001, the Company had approximately 13,000 colleagues worldwide, of whom approximately 5,300 are covered under collective bargaining agreements. These collective bargaining agreements expire between 2002 and 2005. The Company believes that its future success will depend in part on its ability to continue to recruit, retain and motivate qualified personnel at all levels of the Company. The Company has instituted a large number of colleague incentive programs to increase colleague morale and expand the colleagues' participation in the Company's business. Since its inception in 1993, the Company has not experienced any significant work stoppages and considers its relations with its colleagues to be good.

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

                                        SQUARE      TYPE OF
LOCATION                                FOOTAGE    INTEREST           DESCRIPTION OF USE
--------                               ---------   ---------   --------------------------------
Milwaukee, Wisconsin.................  3,118,000     Owned     Manufacturing
Elkton, Michigan.....................  1,100,000     Owned     Manufacturing
Caserta, Italy (2 locations).........    751,000     Owned     Manufacturing
Milan, Tennessee.....................    531,000     Owned     Manufacturing
Turin, Italy (4 locations)...........    512,000     Mixed     Manufacturing/Office
Granite City, Illinois...............    458,000     Owned     Manufacturing
Malacky, Slovakia....................    453,600     Owned     Manufacturing
Zwickau, Germany.....................    409,000     Owned     Manufacturing
Clinton Township, Michigan...........    385,000     Owned     Manufacturing
Gent, Belgium........................    376,000     Owned     Manufacturing
Sebewaing, Michigan..................    366,000     Owned     Manufacturing
Toronto, Ontario.....................    329,400     Owned     Manufacturing/Office
Bardstown, Kentucky..................    300,000     Owned     Manufacturing
Plymouth, Michigan...................    294,000    Leased     Manufacturing
Corydon, Indiana.....................    290,000    Leased     Manufacturing
Lansing, Michigan....................    250,000    Leased     Manufacturing
Hwasung kun, Korea...................    219,000   Owned (2)   Manufacturing
Kunpo City, Korea....................    200,000   Owned (2)   Manufacturing
Sao Paolo, Brazil....................    193,000     Owned     Manufacturing/Office
Kalamazoo, Michigan..................    180,000     Owned     Manufacturing
Traverse City, Michigan..............    170,000     Owned     Manufacturing
Greenville, Michigan.................    156,000     Owned     Manufacturing/Office
Changchun, China.....................    140,500   Leased (1)  Manufacturing
Auburn, Indiana......................    132,000     Owned     Manufacturing/Office
Kendallville, Indiana................    131,000     Owned     Manufacturing
Bellevue, Ohio.......................    126,000     Owned     Manufacturing
Bluffton, Ohio.......................    102,000     Owned     Manufacturing
Bergisch-Gladbach, Germany...........    102,000     Owned     Manufacturing/Engineering/Office
Shiheung City, Korea.................     93,000   Owned (2)   Manufacturing
Rochester Hills, Michigan............     89,000    Leased     Office/Engineering/Design
Chemnitz, Germany....................     76,000    Leased     Manufacturing
Barrie, Ontario......................     72,000    Leased     Manufacturing
Belcamp, Maryland....................     70,000     Owned     Manufacturing
Kwangju City, Korea..................     64,000   Owned (2)   Manufacturing
Minas Gerais, Brazil.................     59,000     Owned     Manufacturing
Upper Sandusky, Ohio.................     56,000     Owned     Manufacturing
Ansan City, Korea....................     56,000   Owned (2)   Manufacturing

                                        SQUARE      TYPE OF
LOCATION                                FOOTAGE    INTEREST           DESCRIPTION OF USE
--------                               ---------   ---------   --------------------------------
Buchholz, Germany....................     54,000     Owned     Manufacturing
Opole, Poland........................     54,000     Owned     Manufacturing
Youngchun City, Korea................     50,000   Owned (2)   Manufacturing
Novi, Michigan.......................     47,000    Leased     Engineering/Design/Sales
Bowling Green, Kentucky..............     46,000     Owned     Manufacturing
Fenton, Missouri.....................     41,000    Leased     Warehouse
Ulsan City, Korea....................     29,000   Owned (2)   Manufacturing
Tokod, Hungary.......................     22,000     Owned     Manufacturing
Grand Rapids, Michigan...............     18,000    Leased     Corporate Headquarters
Hyderabad, India.....................      2,800    Leased     Engineering/Design
Yokohama, Japan......................      1,000    Leased     Sales

---------------

(1) Facility is leased by a joint venture in which the Company holds a 60 percent equity interest.

(2) Facility is owned by a joint venture in which the Company holds a 66 percent equity interest.

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

  ENVIRONMENTAL MATTERS

     The Company is subject to foreign, federal, state and local laws and regulations governing the protection of the environment and occupational health and safety, including laws regulating the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the soil, ground or air; and the health and safety of its colleagues. The Company is also required to obtain permits from governmental authorities for certain operations. The Company cannot assure that it has been or will be at all times in complete compliance with such laws, regulations and permits. If it violates or fails to comply with these laws, regulations or permits, it could be fined or otherwise sanctioned by regulators. In some instances, such a fine or sanction could be material. The Company does not expect that its capital expenditures for environmental controls will be material for the current or succeeding fiscal year.

     The Company is also subject to laws imposing liability for the cleanup of contaminated property. Under these laws, it could be held liable for costs and damages relating to contamination at its past or present facilities and at third party sites to which these facilities sent wastes containing hazardous substances. The amount of such liability could be material.

     As part of the Company's acquisition of Active in 1999, it acquired a facility located in Sebewaing, Michigan. In 2001, the Sebewaing facility received a claim from the Village of Sebewaing for costs associated with the removal of sludge from the Village's wastewater treatment lagoon. The Village alleged that wastewater discharges from the facility resulted in contamination of the sludge, which, in turn, increased the disposal costs incurred by the Village. The amount of the Village's claim is $208,000. The Company is in discussions with the Village regarding resolving claim. The Company also acquired from Active a facility located in Elkton, Michigan. The Company is in the process of investigating contamination at the Elkton facility, and at a nearby waste disposal site that was allegedly used for the disposal of wastes from the Elkton facility in the 1970s. These investigations are being conducted under the oversight of the Michigan Department of Environmental Quality ("MDEQ"). Because the MDEQ has not yet approved a Remedial Action Plan for these sites, the cost to remediate the sites is not known, although it is not expected to exceed the $14 million in the escrow established for indemnification, described below.

     In connection with the Company's acquisition of Active, it is entitled to indemnification for losses (including reasonable legal fees and expenses) resulting from claims arising from certain pre-closing matters, including pre-closing environmental matters. The indemnity covers losses that exceed $1 million, up to the amount of escrowed funds, which is currently about $14 million. The indemnity is limited to the claims the Company submitted within two years after acquiring Active. The Company submitted several claims under this indemnity, including claims for the Sebewaing wastewater matter and the Elkton contamination matters described above. The Company is currently in negotiations with the former shareholders of Active to reach agreement regarding the amount funds that will be paid out of the escrow to settle indemnified claims.

     The Company acquired Algoods, Inc. in 2000, with a facility in Toronto, Ontario. Prior operations had resulted in contamination at the facility. In 2000, the Company had preliminarily estimated that the present value of its costs to address these issues at $5.5 million (CDN). Alcan Aluminum, Ltd., a former owner of the property, is in the process of investigating and remediating this contamination. Until 2008, the Company has agreed to contribute up to $100,000 (CDN) per year for remediation activities. After 2008, the Company has agreed to be responsible for on-site contamination and Alcan has agreed to be responsible for off-site contamination.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of Stockholders during the fourth quarter of 2001.

ADDITIONAL ITEM -- EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to the Company's executive officers as of December 31, 2001:

NAME                                        AGE                         POSITION
----                                        ---                         --------
Dugald K. Campbell........................  55    President, Chief Executive Officer and Director
James W. Arnold...........................  49    Vice President
Anthony A. Barone.........................  52    Vice President and Chief Financial Officer
Richard S. Burgess........................  47    Vice President
Kathy J. Johnston.........................  44    Vice President
Tommy G. Pitser...........................  54    Vice President
Antonio R. Zarate.........................  57    Vice President

     DUGALD K. CAMPBELL has served as President, Chief Executive Officer and a Director of the Company since December 1993. From 1991 to 1993, Mr. Campbell served as a consultant to Hidden Creek Industries, a private industrial management company. From 1988 to 1991, he served as Vice President and General Manager of the Sensor Systems Division of Siemens Automotive, a manufacturer of engine management systems and components. From 1972 to 1988, he held various executive, engineering and marketing positions with Allied Automotive, a manufacturer of vehicle systems and components and a subsidiary of AlliedSignal, Inc.

     JAMES W. ARNOLD has served as Vice President of the Company since 1999, with current responsibility for the Company's North American and Asian strategy. Mr. Arnold joined the Company in 1998. From 1977 to 1998, Mr. Arnold held a variety of manufacturing, sales, marketing and Asian general management positions at AlliedSignal.

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

     KATHY J. JOHNSTON has served as Vice President of the Company since June 2000 with responsibility for enterprise strategy and commercial development. From 1997 to 2000, Ms. Johnston served as Vice President Planning and Business Development at TRW Automotive in Cleveland, Ohio. From 1981 to 1997, Ms. Johnston served in finance, sales and marketing, purchasing, operations and strategic planning roles at TRW's vehicle safety systems group in Detroit, Michigan.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange under the symbol TWR. As of March 15, 2002, there were approximately 2,893 stockholders of record of the Company's stock. The following table sets forth, for the periods indicated, the low and high closing sale prices for Common Stock as reported on the New York Stock Exchange:

                                                               LOW      HIGH
                                                              ------   ------
2000
  First Quarter.............................................  $11.63   $17.50
  Second Quarter............................................   11.63    17.63
  Third Quarter.............................................    9.13    13.56
  Fourth Quarter............................................    7.13    11.00

2001
  First Quarter.............................................  $ 8.50   $11.65
  Second Quarter............................................    8.70    11.21
  Third Quarter.............................................    7.01    14.71
  Fourth Quarter............................................    5.90     9.65

     During the last two years, the Company has not paid any cash dividends. The Company has no current intention of paying any cash dividends in 2002. The Company's ability to pay cash dividends on its Common Stock is dependent on the receipt of dividends or other payments from its operating subsidiaries. The payment of cash dividends to the Company by such operating subsidiaries for the purpose of paying cash dividends on the Common Stock is limited by the terms of the $1.15 billion senior unsecured credit agreement.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data for Tower Automotive presented below for and as of the end of each of the years in the five-year period ended December 31, 2001, is derived from Tower Automotive, Inc.'s Consolidated Financial Statements which have been audited by Arthur Andersen LLP, independent public accountants. The consolidated financial statements as of December 31, 2000 and 2001 and for each of the three years in the period ended December 31, 2001 and the report of independent public accountants thereon are included elsewhere in this report. The consolidated financial statements as of December 31, 1997, 1998 and 1999 are not included herein. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and Tower Automotive's Consolidated Financial Statements and Notes to Consolidated Financial Statements, included elsewhere in this report.

                                                      YEARS ENDED DECEMBER 31,
                                   --------------------------------------------------------------
                                      2001         2000         1999         1998         1997
                                   ----------   ----------   ----------   ----------   ----------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Revenues.........................  $2,467,433   $2,531,953   $2,170,003   $1,836,479   $1,235,829
Cost of sales....................   2,190,248    2,160,359    1,823,103    1,562,167    1,058,720
S,G & A expense..................     139,203      137,003      105,950       85,169       57,869
Amortization expense.............      24,804       21,517       15,803       13,472        9,537
Restructuring and asset
  impairment charge..............     383,739      141,326           --           --           --
Operating income (loss)..........    (270,561)      71,748      225,147      175,671      109,703
Interest expense, net............      73,765       64,711       37,981       40,318       28,962
Provision (benefit) for income
  taxes..........................     (73,312)       2,619       74,866       54,143       32,290
Net income (loss)................    (267,524)      13,434      117,088       88,040       46,244
Basic earnings (loss) per
  share..........................  $    (5.87)  $     0.29   $     2.50   $     1.91   $     1.14
Diluted earnings (loss) per
  share..........................  $    (5.87)  $     0.28   $     2.10   $     1.68   $     1.09

                                    DEC. 31,     DEC. 31,     DEC. 31,     DEC. 31,     DEC. 31,
                                      2001         2000         1999         1998         1997
                                   ----------   ----------   ----------   ----------   ----------
BALANCE SHEET DATA:
Working capital..................  $ (379,785)  $   78,753   $  126,940   $  106,936   $  140,592
Total assets.....................   2,533,436    2,892,747    2,552,550    1,936,167    1,680,088
Long-term debt...................     805,688    1,141,900      921,221      542,349      743,934
Mandatorily redeemable trust
  preferred securities...........     258,750      258,750      258,750      258,750           --
Stockholders' investment.........     447,408      700,095      727,135      606,796      515,279

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

     Since its inception in April 1993, when the Company was formed to acquire
R. J. Tower Corporation, the Company's revenues have grown rapidly through a focused strategy of internal growth and a highly disciplined acquisition program. Since 1993, the Company has successfully completed 14 acquisitions and established six joint ventures in China, Mexico, Korea, Japan and the United States. As a result of these acquisitions and internal growth, the Company's revenues have increased from approximately $86 million in 1993 to approximately $2.5 billion in 2001.

     Initially, the Company's growth came primarily from acquisitions of North American-based automotive suppliers, some of which had international operations. The Company succeeded in consolidating a portion of the North American automotive supplier base for structural components and assemblies and established itself as a key supplier of those products. The Company's more recent acquisitions have been intended to strengthen its ability to supply products on a global basis, grow its technology and manufacturing capabilities, and diversify its customer base. See "Recent Transactions" below.

     The Company's rapid growth through acquisitions coincided with an extended period of increased automotive production that resulted in high levels of utilization of the Company's acquired resources and capacity and contributed to periods of strong operating results. Beginning in late 2000, automotive production declined relative to prior periods, leading the Company to focus its efforts on reducing the capacity of the enterprise and improving the efficiency of its continuing operations. These efforts resulted in two significant restructurings, described in more detail below, that reduced excess capacity, eliminated redundant overhead costs, and reorganized the management structure of the Company's U.S. and Canadian operations. These efforts also involved the divestiture of certain non-core functions, including the sale of the Company's heavy truck business, in December 2000, to its joint venture partner, Metalsa. Prior to these restructurings, the Company did not undertake any significant reductions in the scope of its operations or any capacity rationalizations as a result of or following any of its prior acquisitions.

     The Company's most recent objective has been to reduce indebtedness by maximizing cash flow. Several initiatives, such as extending its accounts payable terms to coincide with prevailing industry practices and accelerating collections from customers took place in 2001. As a result, and as described in more detail below under "Liquidity and Capital Resources," the Company was able to significantly reduce its indebtedness in 2001 by making net repayments of $335 million, despite last year's downturn in the automotive industry.

     The automotive market continues to be highly cyclical and dependent upon consumer spending. Due to the relatively long lead times required to produce many of the Company's complex structural components, it may be difficult, in the short term, for the Company to obtain new sales to replace any decline in the sales of existing products. As a result, the Company has implemented and continues to pursue the actions necessary to mitigate the effects of any production downturn, focusing on reducing costs, maximizing its cash return on invested capital, reducing debt balances and matching capital expenditures with operating cash flow.

     The Company's growth in Europe and with foreign transplant operations in the U.S. has reduced the Company's reliance on Ford and DaimlerChrysler. As a result, revenues from Ford and DaimlerChrysler decreased from 37 percent and 31 percent in 2000, respectively, to 35 percent and 25 percent in 2001, respectively. The Company expects this trend to continue as a result of its anticipated organic growth outside the U.S. and from recent awards to supply foreign transplant operations in the U.S.

RECENT TRANSACTIONS

     During the last two years, the Company extended the geographic scope of its manufacturing base through both acquisitions and joint ventures. In November 2000, the Company acquired Presskam for approximately $10 million. Located near Bratislava, Slovakia, Presskam manufactures upper body structural assemblies for Volkswagen, Porsche and Skoda. The Company also acquired a 30.8 percent interest in Yorozu, a supplier of suspension modules and structural parts to the Asian and North American automotive markets. The total purchase price of approximately $68 million is payable over a three-year period beginning in September 2000. The remaining obligation of $29.5 million as of December 31, 2001, is recorded as indebtedness on the Company's balance sheet.

     In July 2000, the Company acquired for approximately $42 million, the remaining 60 percent interest in Caterina, a supplier of structural stampings and assemblies to the Brazilian automotive market, including Volkswagen and Mercedes-Benz. In May 2000, the Company paid approximately $33 million to acquire Algoods, a Canadian manufacturer of aluminum heat shields and impact discs for the North American automotive industry. The acquisition represented a significant investment in processing technology for lightweight materials to complement the Company's existing heat shield capabilities and provides opportunities for application in other lightweight vehicle structural products. Finally, in January 2000, the Company acquired German-based Dr. Meleghy for approximately $86 million, plus an earnout payment of $29.6 million. Dr. Meleghy designs and produces structural stampings, assemblies, exposed surface panels and modules for the European automotive industry. Dr. Meleghy operates three facilities in Germany and one facility in both Hungary and Poland. Its main customers include DaimlerChrysler, Audi, Volkswagen, Ford, Opel, and BMW.

     In addition to the purchase of Algoods, the Company invested in two joint ventures to further improve its technology and manufacturing process capabilities. In January 2001, the Company invested approximately $2 million in a joint venture with Carron Industries, located in Inkster, Michigan, to provide the Company with detail stamping and tooling capabilities, as well as full frame prototyping. In March 2000, the Company invested $2.1 million in the formation of a product technology and development joint venture with Defiance Testing & Engineering Services, Inc., a subsidiary of GenTek. This entity provides the Company with product testing services and allows the Company to have access to a broader and more cost efficient range of testing capabilities.

  COMPARISON OF THE YEAR ENDED DECEMBER 31, 2001 TO THE YEAR ENDED DECEMBER 31, 2000

     Revenues. Revenues for the year ended December 31, 2001 were $2,467.4 million, a 2.5 percent decrease, compared to $2,532.0 million for the year ended December 31, 2000. The decrease was comprised of U.S. and Canada volume declines of $263.0 million, primarily in the following platforms: Dodge Dakota, Durango and Ram pickup; Chrysler LH; Ford Econoline, Focus, Explorer, Expedition, Taurus and Ranger; and Lincoln LS/Jaguar S-Type. Other declines in revenues of $126.0 million were attributable to a decline in GM light truck program sales and the sale of the heavy truck business in December 2000. These declines were offset by $324.4 million in incremental revenues associated with the acquisitions of Algoods (May 2000), Caterina (July 2000), Presskam (November 2000) and Seojin (November 2000) and the consolidation of Tower Golden Ring (July 2001).

     Cost of Sales. Cost of sales as a percent of revenues for the year ended December 31, 2001 was 88.8 percent compared to 85.3 percent for the year ended December 31, 2000. The decline in the gross profit margin was primarily due to decreased production volumes and product mix changes on light truck, sport utility and other models served by the Company in North America and increasing sales with lower margins in Europe, Asia and South America. Increased costs associated with the launch of the Ford Explorer, Dodge Ram Truck and Cadillac CTS programs also contributed to the decline in 2001 gross margins as compared to 2000. The Company experienced an unusually high number of launches in 2001. The costs incurred with respect to these launches exceeded planned costs due to both a greater than expected number of engineering changes from the Company's customers as well as unanticipated launch inefficiencies.

     S, G & A Expenses. Selling, general and administrative expenses increased to $139.2 million, or 5.6 percent of revenues, for the year ended December 31, 2001 compared to $137.0 million, or 5.4 percent of revenues, for the year ended December 31, 2000. This increase was due primarily to incremental costs of $12.4 million associated with the Company's acquisition of Algoods, Caterina, Presskam, and Seojin and the consolidation of Tower Golden Ring, offset by $10.2 million in decreased costs due mainly to reductions in headcount in the consolidation of the Company's engineering and support activities.

     Amortization Expense. Amortization expense for the year ended December 31, 2001 was $24.8 million compared to $21.5 million for the year ended December 31, 2000. The increase was due to incremental goodwill amortization related to the acquisitions of Algoods, Caterina, Presskam and Seojin.

     Interest Expense, net. Interest expense (net of interest income) for the year ended December 31, 2001 was $73.8 million compared to $64.7 million for the year ended December 31, 2000. Interest expense increased due to the (i) full year effect in 2001 of increased borrowings to fund the Company's acquisitions of Algoods, Caterina, Presskam and Seojin and additional equity investment in Yorozu totaling $23.5 million, offset by (ii) decreased interest rates and decreased spreads associated with the new credit agreement of $12.7 million, and
(iii) increased capitalized interest on construction projects of $1.7 million.

     Income Taxes. The effective income tax rate is not comparable between the years as a result of the loss in 2001 compared to income in 2000. The entire amount of the loss in 2001 did not receive tax benefit due to amortization and write-off of nondeductible goodwill, and the provision of a valuation allowance for a capital loss carryforward.

     Equity in Earnings of Joint Ventures. Equity in earnings of joint ventures net of tax, was $17.2 million and $22.5 million for the years ended December 31, 2001 and 2000, respectively. These amounts represent the Company's share of the earnings from its joint venture interests in Metalsa, Tower Golden Ring, Yorozu, and DTA Development, in the 2001 period and Metalsa, Caterina, Tower Golden Ring, and Seojin in the 2000 period. The decrease in 2001 was due primarily to the consolidation of Tower Golden Ring beginning in the third quarter of 2001.

     Minority Interest. Minority interest for the years ended December 31, 2001 represents dividends, net of income tax benefits, on the 6 3/4% Trust Preferred Securities ("Preferred Securities") and the minority interest held by the 40 percent joint venture partners in Tower Golden Ring. Minority interest for the year ended December 31, 2000 represents dividends, net of income tax benefits on the Preferred Securities. The increase in minority interest expense in 2001 was due primarily to the consolidation of Tower Golden Ring in the third quarter of 2001.

  COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 TO THE YEAR ENDED DECEMBER 31, 1999

     Revenues. Revenues for the year ended December 31, 2000 were $2,532.0 million, a 16.7 percent increase, compared to $2,170.0 million for the year ended December 31, 1999. The increase was primarily due to $506.0 million related to the acquisitions of Active in July 1999, Dr. Meleghy effective January 2000, Algoods in May 2000, Caterina in July 2000, Seojin in November 2000, and Presskam in November 2000. These increases were offset by declines in GM truck programs of $114.0 million and heavy truck rail manufacturing sales of $56.6 million as a result of the sharp decline in automotive production in the second half of 2000. Overall net increases on all other platforms, including the Ford Focus, Taurus, Explorer, Expedition, Excursion, and Lincoln LS/Jaguar S-Type, Nissan Xterra and Dodge Dakota, of $26.6 million composed the balance of the revenue change.

     Cost of Sales. Cost of sales as a percent of revenues for the year ended December 31, 2000 was 85.3 percent compared to 84.0 percent for the year ended December 31, 1999. Despite the incremental sales growth year over year, which occurred predominantly in the first half of 2000, the Company experienced a decline in gross profit margin due primarily to the combined effects of volume declines in the GM truck sales and heavy truck rail sales, the DaimlerChrysler plant shutdowns, production slowdowns at Ford due to the Firestone tire recall and increasing lower margin foreign sales in 2000 as compared to 1999. The beginning of the launch of the new Ford Explorer program, which was delayed beyond the original start date, also adversely impacted gross profit margin.

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

     Interest Expense, net. Interest expense (net of interest income) for the year ended December 31, 2000 was $64.7 million compared to $38.0 million for the year ended December 31, 1999. Interest expense increased due to (i) increased borrowings incurred to fund the Company's acquisitions of Active, Dr. Meleghy, Algoods, Caterina and Presskam of $23.0 million, (ii) increased borrowings to fund the Company's joint venture interest in Yorozu of $0.6 million, (iii) increased interest rates and spreads associated with the new credit agreement of $8.7 million, and (iv) the issuance of the senior Euro notes of $5.3 million. These increases were offset by increased interest income from the convertible notes in J.L. French and Seojin of $4.9 million and increased capitalized interest on construction projects of $6.0 million.

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

RESTRUCTURING AND ASSET IMPAIRMENT CHARGE

     The Company's growth through acquisitions coincided with an extended period of high automotive production that resulted in higher levels of utilization of the Company's acquired resources and capacity and contributed to periods of strong operating results. More recently, as automotive production has declined from previous levels, the Company has focused its efforts on reducing the capacity of the enterprise and improving the efficiency of its continuing operations. During the 18 month period beginning in the fourth quarter of 2000, the Company: (i) divested itself of its non-core heavy truck business, (ii) consolidated its manufacturing operations by closing manufacturing locations in Kalamazoo, Michigan; Sebewaing, Michigan; and certain operations in Milwaukee, Wisconsin, (iii) reduced redundant overhead through a consolidation of its technical activities and a reduction of other salaried colleagues, and (iv) reorganized the management of its U.S. and Canada region. These were accomplished through two restructurings, described in more detail below. The first restructuring was initiated in October 2000 (the "2000 Plan"), while the second restructuring was initiated in October 2001 (the "2001 Plan").

     The restructuring and asset impairment charges consist of both restructuring charges and non-restructuring related asset impairments, major components of which are discussed in the sections below. The following table summarizes the principal components of these charges for each of the last two years (in millions):

                                                              2001 PLAN   2000 PLAN
                                                              ---------   ---------
RESTRUCTURING AND RELATED ASSET IMPAIRMENTS
  Asset impairments.........................................   $127.4      $103.7
  Severance and outplacement costs..........................     24.6        25.2
  Loss contracts............................................       --         8.1
  Other exit costs..........................................     26.1         4.3
                                                               ------      ------
     Total..................................................    178.1       141.3
OTHER GOODWILL AND ASSET IMPAIRMENTS
  Goodwill write down.......................................    108.6          --
  Other asset impairments...................................     50.7          --
  Investment impairment.....................................     46.3          --
                                                               ------      ------
     Total..................................................    205.6          --
                                                               ------      ------
     Total restructuring and asset impairment charges.......   $383.7      $141.3
                                                               ======      ======
       Non-cash charges.....................................   $333.0      $103.7
                                                               ------      ------
       Cash charges.........................................   $ 50.7      $ 37.6
                                                               ------      ------

     Under the 2000 Plan, the Company realized cash savings of approximately $32 million in 2001 as a result of reductions in payroll costs directly related to restructuring activities. These cash savings from permanent payroll reductions are expected to be realized annually. Further, under the 2001 Plan, the Company is expected to realize an additional annual cash savings of approximately $35 million attributable to permanent payroll reductions that will begin in 2002.

  SEBEWAING AND MILWAUKEE PRESS OPERATIONS (2001 PLAN):

     In October 2001, the Company's board of directors approved a restructuring of the enterprise that included the closing of the Sebewaing, Michigan facility. In addition, in December 2001, the Company's board of directors approved a restructuring plan that relates to the consolidation of technical activities and a reduction of other salaried colleagues in conjunction with a reorganization of the Company's U.S. and Canada operations and the relocation of some component manufacturing from the Company's Milwaukee Press Operations to other Tower locations. As a result of the 2001 Plan, the Company recorded a restructuring charge in the fourth quarter of 2001 of $178.1 million, which reflects the estimated qualifying "exit costs" to be incurred over the next 12 months pertaining to the 2001 Plan.

     The 2001 Plan charge includes costs associated with asset impairments, severance and outplacement costs related to colleague terminations and certain other exit costs. These activities are anticipated to result in a reduction of more than 700 colleagues in the Company's technical and administrative centers in Novi, Rochester Hills, and Grand Rapids, Michigan; Milwaukee, Wisconsin; and its U.S. and Canada manufacturing locations. Through December 31, 2001, the Company had eliminated approximately 270 colleagues pursuant to the 2001 Plan. The estimated restructuring charge does not cover certain aspects of the 2001 Plan, including movement of equipment and colleague relocation and training. These costs will be recognized in future periods as incurred.

     The asset impairments consist of long-lived assets, including fixed assets, buildings and manufacturing equipment from the facilities the Company intends to dispose of or discontinue, and goodwill. The carrying value of the long-lived assets written off was $127.4 million as of December 31, 2001. For assets that will be disposed of currently, the Company measured impairment based on estimated proceeds on the sale of the facilities and equipment. These asset impairments have arisen only as a consequence of the Company making the decision to exit these activities during the fourth quarter of 2001.

     Based on the current plan, the Company anticipates this charge recorded under the 2001 Plan will require cash payments of $34.9 million combined with the write-off of assets having a book value of $127.4 million and other future obligations of $15.8 million. The asset write-offs include $87.5 million of goodwill associated with Sebewaing and Milwaukee Press Operations, $20.6 million of property, plant and equipment associated with the Sebewaing operations and $12.1 million of property, plant and equipment associated with the Milwaukee Press Operations business that will be discontinued. Additionally, there was $7.2 million of property and building write downs associated with the decision to consolidate the Company's technical centers.

     The accrual for the 2001 Plan is included in accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2001. The table below summarizes the accrued operational realignment and other charges through December 31, 2001 (in millions):

                                                    SEVERANCE AND
                                         ASSET      OUTPLACEMENT
                                      IMPAIRMENTS       COSTS       OTHER EXIT COSTS    TOTAL
                                      -----------   -------------   ----------------   -------
Provision...........................    $ 127.4         $24.6            $26.1         $ 178.1
Reclassification from 2000 Plan.....         --            --              5.9             5.9
Cash payments.......................         --          (0.7)            (0.6)           (1.3)
Non cash charges....................     (127.4)           --               --          (127.4)
                                        -------         -----            -----         -------
Balance at December 31, 2001........    $    --         $23.9            $31.4         $  55.3
                                        =======         =====            =====         =======

     On January 31, 2002, the Company announced that it will be discontinuing the remaining stamping and ancillary processes currently performed at the Company's Milwaukee Press Operations and relocating the remaining work to other Tower locations or Tier II suppliers. The Company expects to complete the transfer process during the second quarter of 2002. As a result of these efforts, the Company expects to record a restructuring charge in the first quarter of 2002 totaling approximately $75 million comprised of expected cash payments of $15 million, asset impairment charges of $47 million and other future obligations of $13 million.

  HEAVY TRUCK AND KALAMAZOO STAMPING OPERATIONS (2000 PLAN):

     In October 2000, the Company's board of directors approved the 2000 Plan, which was intended to improve the Company's long-term competitive position and lower its cost structure. The 2000 Plan included phasing out the heavy truck rail manufacturing in Milwaukee, Wisconsin; reducing stamping capacity by closing the Kalamazoo, Michigan facility; and consolidating related support activities across the enterprise. The Company recognized a charge to operations of approximately $141.3 million in the fourth quarter of 2000, which reflected the estimated qualifying "exit costs" to be incurred over the next 12 months under the 2000 Plan.

     The 2000 Plan charge included costs associated with asset impairments, severance and outplacement costs related to colleague terminations, loss contract provisions and certain other exit costs. These activities resulted in a reduction of approximately 850 colleagues.

     The asset impairments consisted of long-lived assets, including fixed assets, manufacturing equipment and land, from the facilities the Company intends to dispose of or discontinue. For assets that were disposed of currently, the Company measured impairment based on estimated proceeds on the sale of the facilities and equipment. The carrying value of the long-lived assets held for sale on disposal is approximately $3.8 million as of December 31, 2001. For assets that will be held and used in the future, the Company prepared a forecast of expected undiscounted cash flows to determine whether asset impairment existed, and used fair values to measure the required write-downs. These asset impairments have arisen only as a consequence of the Company making the decision to exit these activities during the fourth quarter of 2000.

     The accrual for the 2000 Plan has been fully utilized and revised as of December 31, 2001. The table below summarizes the accrued operational realignment and other charges through December 31, 2001 (in millions):

                                                      SEVERANCE AND               OTHER
                                           ASSET      OUTPLACEMENT      LOSS      EXIT
                                        IMPAIRMENTS       COSTS       CONTRACTS   COSTS    TOTAL
                                        -----------   -------------   ---------   -----   -------
Provision for operational realignment
  and other charges...................    $ 103.7        $ 25.2         $ 8.1     $ 4.3   $ 141.3
Cash payments.........................         --          (8.7)         (2.5)     (0.3)    (11.5)
Non cash charges......................     (103.7)           --            --        --    (103.7)
                                          -------        ------         -----     -----   -------
Balance at December 31, 2000..........         --          16.5           5.6       4.0      26.1
Cash payments.........................         --         (13.6)         (4.2)     (2.4)    (20.2)
Revision of estimate..................         --          (2.9)         (1.4)     (1.6)     (5.9)
                                          -------        ------         -----     -----   -------
Balance at December 31, 2001..........    $    --        $   --         $  --     $  --   $    --
                                          =======        ======         =====     =====   =======

     The following table summarizes the major components of the asset impairment charge for the 2000 Plan (in millions):

                                                               CARRYING
                                                                AMOUNT
                                                               --------
Milwaukee Heavy Truck Rail Manufacturing....................    $ 47.3
Milwaukee Press Operations Machinery & Equipment............       7.9
Milwaukee Shared Services Land & Equipment..................      19.8
Milwaukee Prototype & Technical Center Building, Machinery &
  Equipment.................................................      14.0
Kalamazoo Stamping Operations Land, Building & Equipment....       5.7
Granite City Stamping Operations Machinery & Equipment......       4.6
Related Stamping & Assembly Machinery & Equipment...........       4.4
                                                                ------
     Total..................................................    $103.7
                                                                ======

     The triggering event for each major component's asset impairment charge was the decision to exit the activities, which was made by the Company's board of directors on October 2, 2000.

  NON-RESTRUCTURING ASSET IMPAIRMENTS:

     The other goodwill and asset impairment charges recorded in 2001 are a result of the Company's review of the carrying amount of certain of its goodwill, fixed assets and certain investments, in light of its current operating environment, worldwide economic conditions and trends in the Company's industry. Based upon a review of anticipated cash flows, the Company determined that goodwill assigned to two of its plants was impaired and was written down. In addition, the Company identified assets which no longer had sufficient cash flows to support their carrying amounts and were written down to fair value, including its investment in J.L. French. At December 31, 2001, the Company had approximately $567 million of unamortized goodwill. Later in 2002, the Company will perform a review of its goodwill to determine the extent to which any further impairment charges are necessary under the new accounting requirements of SFAS 142. See -- "Critical Accounting Policies" and "Recently Issued Accounting Policies."

LIQUIDITY AND CAPITAL RESOURCES

     The following summarizes the Company's primary sources and uses of cash (in millions):

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              ----------------
                                                               2001     2000
                                                              ------   -------
Sources of Cash:
  Net income (loss) before depreciation and amortization,
     deferred income taxes, extraordinary loss, equity in
     joint venture earnings, and restructuring and asset
     impairment charges(1)..................................  $178.1   $ 256.7
  Proceeds from sale of receivables.........................    15.2
  Decreases in accounts receivable..........................    74.5     111.7
  Decrease in inventories...................................    21.4       6.8
  Decrease (increase) in prepaid tooling and other assets...   129.3    (115.8)
  Increase (decrease) in accounts payable...................   120.5     (28.3)
  Increase (decrease) in accrued liabilities................    13.1     (91.5)
  Changes in other assets and liabilities...................   (38.3)    (47.0)
                                                              ------   -------
     Net cash provided by operating activities..............   513.8      92.6
  Proceeds from issuance of stock...........................    39.0       6.8
  Proceeds from debt issuances and net borrowings...........      --     207.3
  Proceeds from divestiture.................................      --      55.4
                                                              ------   -------
Total sources of cash.......................................  $552.8   $ 362.1
                                                              ======   =======
Uses of Cash:
  Capital expenditures, net(2)..............................   194.0      93.6
  Acquisitions and investments in joint ventures............     5.4     228.5
  Repurchase of stock.......................................      --      40.2
  Increase (decrease) in cash balances......................    18.4      (0.2)
  Net repayments of debt....................................   335.0        --
                                                              ------   -------
Total uses of cash..........................................  $552.8   $ 362.1
                                                              ======   =======

---------------

(1) Net income before depreciation and amortization, deferred income taxes, extraordinary loss, equity in joint venture earnings, and restructuring and asset impairment charges is computed as follows (in millions):

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                             ----------------
                                                              2001      2000
                                                             -------   ------
Net income (loss)..........................................  $(267.5)  $ 13.4
Depreciation and amortization..............................    159.9    144.8
Deferred income tax benefit................................    (80.8)   (23.3)
Extraordinary loss on extinguishment of debt...............       --      3.0
Equity in earnings of joint ventures.......................    (17.2)   (22.5)
Restructuring and asset impairment charges.................    383.7    141.3
                                                             -------   ------
                                                             $ 178.1   $256.7
                                                             =======   ======

(2) The Company leases certain equipment utilized in its operations under operating lease agreements. If certain equipment had been purchased instead of leased, capital expenditures would have been $265.7 million and $181.8 million in 2001 and 2000, respectively.

  SOURCES OF CASH

     The Company's principal sources of cash are cash flow from operations, commercial borrowings and capital markets activities. During the year ended December 31, 2001, the Company generated $513.8 million of cash from operations. This compares with $92.6 million generated during the same period in 2000. Net income before depreciation and amortization, deferred income taxes, extraordinary loss, equity in joint venture earnings, and restructuring and asset impairment charges was $178.1 million and $256.7 million for 2001 and 2000, respectively. Operating cash flow was reduced by $21.5 million in 2001 and $11.5 million in 2000 for cash restructuring payments, and was increased by net tax refunds of $12.9 million in 2001 and decreased as a result of net tax payments of $18.8 million in 2000. In total, working capital and other operating items increased operating cash flow by $335.7 million during 2001 and decreased operating cash flow by $164.1 million during 2000.

     In August 2001, the Company realized net proceeds of $37.5 million from the issuance of 3,636,400 shares of common stock at a price of $11.00 per share in a private placement transaction. The issuance of stock from the Company's colleague stock purchase plan and option plan contributed an additional $1.5 million and $6.8 million to cash flow for 2001 and 2000, respectively.

     In June 2001, the Company entered into a financing agreement whereby its domestic operating units sell eligible customer receivables on an ongoing basis to a newly formed, fully consolidated, financing subsidiary. The financing subsidiary subsequently sells its interest in the receivables to a third party funding agent in exchange for cash and a subordinated interest in the unfunded receivables transferred. The Company acts as an administrative agent in the management and collection of accounts receivable sold. Through December 31, 2001, the Company realized net cash proceeds of $15.2 million from the sale of receivables.

     In July 2000, the Company replaced its previous $750 million amortizing credit agreement with a new six-year $1.15 billion senior unsecured credit agreement. The new credit agreement includes an $825 million non-amortizing revolving facility and a $325 million amortizing term loan. The credit agreement also includes a multi-currency borrowing feature that allows the Company to borrow up to $500 million in certain freely-tradable offshore currencies and letter of credit sublimits of $100 million. As of December 31, 2001, $20.0 million of the outstanding borrowings are denominated in Japanese yen, $55.6 million are denominated in Euros and $15.7 million are denominated in Canadian dollars. Interest on borrowings under the credit agreement is at the financial institutions' reference rate, LIBOR, or the Eurodollar rate plus a margin ranging from 0 to 200 basis points depending on the ratio of the consolidated funded debt for restricted subsidiaries of the Company to its total earnings before interest, taxes, depreciation and amortization (EBITDA as defined in the credit agreement). The weighted average interest rate for such borrowings was
7.0 percent for year ended December 31, 2001. The credit agreement has a final maturity of 2006. As a result of the debt replacement, the Company recorded an extraordinary loss, net of tax, of $3.0 million during the third quarter of 2000.

     At December 31, 2001, the Company had borrowed approximately $101 million under its revolving credit facility of $825 million. In order to borrow under the revolving facility, the Company must meet certain covenant ratios. Based on these covenants, the amount of unused availability under the revolving facility was approximately $103 million at December 31, 2001, compared to unused availability of approximately $326 million at December 31, 2000. This reduction in availability resulted from a decrease in trailing four quarter EBITDA, offset in part by an increase in availability due to the reduction of indebtedness (as defined in the credit agreement) between the periods. The credit agreement requires the Company to meet certain financial tests, including but not limited to a minimum interest coverage and maximum leverage ratio. The covenant conditions contained in the credit agreement also limit the Company's ability to pay dividends to the available borrowings under the revolving facility. As of December 31, 2001, the Company was in compliance with all debt covenants.

     In September 2000, the Company entered into an interest rate swap contract to hedge against interest rate exposure on approximately $160 million of its floating rate indebtedness under the credit agreement. The contracts have the effect of converting the floating rate interest to a fixed rate of approximately

6.9 percent, plus any applicable margin required under the revolving credit facility. The interest rate swap contract was executed to balance the Company's fixed-rate and floating-rate debt portfolios and it expires in September 2005.

     In July 2000, R. J. Tower Corporation, a wholly owned subsidiary of the Company, issued Euro-denominated senior unsecured notes in the amount of E150 million ($133.6 million at December 31, 2001). The notes bear interest at a rate of 9.25 percent, payable semi-annually. The notes rank equally with all of the Company's other unsecured and unsubordinated debt. The net proceeds after issuance costs were used to repay a portion of the Company's existing Euro-denominated indebtedness under its credit facility. The notes mature on August 1, 2010.

  USES OF CASH

     The Company's principal uses of cash are debt repayment, capital expenditures and acquisitions and investments in joint ventures. Net cash used in investing activities was $199.4 million during the year ended December 31, 2001, as compared to $266.8 million in the prior period. Net capital expenditures totaled $194.0 million and $93.6 million for the comparable 2001 and 2000 periods, respectively. Net cash used in financing activities totaled $296.0 million for the year ended December 31, 2001, compared with net cash provided by financing activities of $173.9 million in the prior period. Net repayments of debt were $335.0 million in 2001, with net proceeds from borrowings of $207.3 million in 2000.

     Capital expenditures were $194.0 million and $93.6 million in 2001 and 2000, respectively. The Company leases certain equipment utilized in its operations under operating lease agreements. If certain equipment had been purchased instead of leased, capital expenditures would have been $265.7 million and $181.8 million in 2001 and 2000, respectively. The equipment leased during 2001 and 2000 was primarily associated with new customer programs such as the Dodge Ram and Cadillac CTS programs that launched during 2001. The Company intends to continue to utilize operating lease financing on occasion when the effective interest rate equals or is lower than the Company's cost of capital and the lease terms match the expected life of the respective program. Annual operating lease payments under the Company's lease agreements range from $54 million to $48 million over the next five years. Operating lease expense is included in cost of sales in the Company's statements of operations.

     Capital expenditures in 2001 also included investment in other new programs, additional capabilities in Europe, and maintenance, safety and productivity improvements. The Company estimates its 2002 capital expenditures will be approximately $155 million. Where appropriate, the Company may lease rather than purchase such equipment, which would have the effect of reducing this anticipated level of capital expenditures.

     Acquisitions and investments in joint ventures were approximately $5.4 million and $228.5 million for the 2001 and 2000 periods, respectively, offset by proceeds from the sale of its heavy truck business of $55.4 million during 2000. During 2000, the Company used cash of $40.2 million to repurchase common stock.

  WORKING CAPITAL

     During the year ended December 31, 2001, working capital decreased by approximately $458.5 million. During that year, the Company focused specifically on working capital improvement in executing its objectives of reducing indebtedness by maximizing free cash flow. In addition to the items listed above, several key initiatives were utilized, the results of which contributed to the working capital decrease during the year and resulted in the significant improvement in cash generated from operations. Approximately $120.5 million of the decrease in working capital was comprised of an increase in accounts payable by renegotiating terms with key suppliers to terms that are more reflective of industry norms. A decrease of accounts receivable of approximately $74.5 million resulted primarily from the Company's participation in specific receivable programs with key customers. These programs allow for accelerated collection of receivables from key customers, subject to interest charges ranging from 7.25 percent to 8.5 percent at an annualized rate. Working capital also decreased as a result of the collection of tooling receivables and the receipt of proceeds from certain operating lease arrangements that were finalized in 2001 but pertained to dedicated capital costs incurred in 2000 in anticipation of the completion of those leases. The Company also emphasized the maintenance of low inventory levels.

     The Company expects to continue to maintain a low working capital position through a continuation of the efforts discussed above and continued focus on minimizing the length of the cash flow cycle. The Company believes that the available borrowing capacity under its credit agreement, together with funds generated by operations, should provide sufficient liquidity and capital resources to pursue its business strategy for the foreseeable future, with respect to working capital, capital expenditures, and other operating needs.

  CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The Company's contractual obligations and commercial commitments as of December 31, 2001 are as follows:

                                                   PAYMENTS DUE BY PERIOD
                                -------------------------------------------------------------
                                             LESS THAN                                AFTER
CONTRACTUAL OBLIGATIONS           TOTAL       1 YEAR     1 - 3 YEARS   4 - 5 YEARS   5 YEARS
-----------------------         ----------   ---------   -----------   -----------   --------
Long-term debt................  $  770,444   $169,360     $174,842      $232,331     $193,911
Convertible Subordinated
  Notes*......................     199,984         --      199,984            --           --
Capital lease obligations.....       7,343      3,227        4,116            --           --
Operating leases..............     383,244     54,177      106,853       100,787      121,427
                                ----------   --------     --------      --------     --------
Balance at December 31,
  2001........................  $1,361,015   $226,764     $485,795      $333,118     $315,380
                                ==========   ========     ========      ========     ========

---------------

* The Convertible Subordinated Notes are due on August 1, 2004 and are convertible into common stock of the Company at a conversion price of $25.88 per share; therefore, they have been included as part of the contractual obligations in the 1 - 3 year period above.

     At December 31, 2001, the Company's commercial commitments included $100 million of standby letters of credit which are available under the terms of the Company's $1.15 billion senior unsecured credit agreement.

LOSS CONTRACTS, FACILITY SHUTDOWN AND PAYROLL RELATED COSTS

     The Company is committed under existing certain agreements, assumed in connection with prior acquisitions, to supply product to its customers at selling prices that are not sufficient to cover the direct costs to produce those parts. The Company is obligated to supply these products for the life of the related vehicles, which is typically three to ten years. Accordingly, the Company recognizes losses at the time these losses are probable and reasonably estimable at an amount equal to the minimum amount necessary to fulfill its obligations to its customers. The reserves established in connection with these recognized losses are reversed as the product is shipped to the customers.

     The Company's acquisitions have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at fair value as of the dates of the acquisitions. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill. Results of operations for these acquisitions have been included in the accompanying consolidated financial statements since the dates of acquisition.

     In conjunction with its acquisitions, reserves have been established for certain costs associated with facility shutdown and consolidation activities, for general and payroll related costs primarily for planned colleague termination activities, and for provisions for acquired loss contracts. A rollforward of these reserves is as follows (in millions):

                                                  FACILITY         PAYROLL
                                               SHUTDOWN COSTS   RELATED COSTS   LOSS CONTRACTS
                                               --------------   -------------   --------------
December 31, 1999............................      $13.8            $ 6.4           $ 24.8
  Additions..................................        1.0               --             12.3
  Utilizations...............................       (7.5)            (2.6)            (8.4)
                                                   -----            -----           ------
December 31, 2000............................        7.3              3.8             28.7
  Additions..................................         --               --               --
  Utilization................................       (2.1)            (2.7)           (11.7)
                                                   -----            -----           ------
December 31, 2001............................      $ 5.2            $ 1.1           $ 17.0
                                                   =====            =====           ======

     The timing of facility shutdown and consolidation activities were adjusted to reflect customer concerns with supply interruption. As of December 31, 2001, the facilities have been shutdown, but the Company continues to incur costs related to maintenance, taxes and other costs related to buildings that are held for sale. These reserves have been utilized as originally intended and management believes the liabilities recorded for shutdown and consolidation activities are adequate but not excessive as of December 31, 2001.

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

     At December 31, 2001, Tower Automotive had total debt and obligations under capital leases of $977.8 million. The debt is comprised of fixed rate debt of $493.6 million and floating rate debt of $484.2 million. The pre-tax earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt would be approximately $4.8 million, holding other variables constant. A one percentage point increase in interest rates would not materially impact the fair value of the fixed rate debt.

     A portion of Tower Automotive's revenues were derived from manufacturing operations in Europe, Asia and South America. The results of operations and financial position of the Company's foreign operations are principally measured in its respective currency and translated into U.S. dollars. The effects of foreign currency fluctuations in Europe, Asia and South America are somewhat mitigated by the fact that expenses are generally incurred in the same currency in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.

     A portion of Tower Automotive's assets are based in its foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders' investment. Accordingly, the Company's consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

     The Company's strategy for management of currency risk relies primarily upon conducting its operations in a country's respective currency and may, from time to time, engage in hedging programs intended to reduce the Company's exposure to currency fluctuations. As of December 31, 2001, the Company held no foreign currency hedge positions. Management believes the effect of a one percent appreciation or depreciation in foreign currency rates would not materially affect the Company's financial position or results of operations for the periods presented.

CRITICAL ACCOUNTING POLICIES

     The Company believes the following represent its critical accounting policies:

     Goodwill and Impairment of Long-Lived Assets -- The Company performs impairment analyses of its recorded goodwill and long-lived assets whenever events and circumstances indicate that they may be impaired. When the undiscounted cash flows, without interest or tax charges, are less than the carrying value of the assets being reviewed for impairment, the assets are written down to fair market value. During 2001, the Company recorded goodwill and long-lived asset impairment writedown provisions of $333.0 million, which largely resulted from the downturn in the automotive market and the resulting restructuring of the Company's operations. Future events could cause the Company to conclude that additional impairment indicators exist and that goodwill associated with its acquired business is further impaired. Any resulting impairment loss could have a material adverse impact on the financial condition and results of operations of the Company.

     In 2002, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) became effective and as a result, the Company will cease to amortize approximately $567 million of goodwill. The Company had recorded approximately $21 million of amortization on these amounts during 2001 and would have recorded approximately $16 million of amortization during 2002 after recording 2001 goodwill writedowns of approximately $196 million. In lieu of amortization, the Company is required to perform an initial impairment review of its goodwill in 2002 and an annual impairment review thereafter. The initial review is expected to be completed during the second quarter of 2002. There can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

     Other Loss Reserves -- The Company has other loss reserves such as purchase accounting reserves, restructuring reserves, and loss contract reserves that require the use of estimates and judgment with regard to risk exposure and ultimate liability. Reserves for loss contracts are estimated by determining which parts are being sold pursuant to loss contracts and determining an estimate of the per-part negative margin. Additionally, the Company must estimate the volumes that are committed to sell over the life of the related production cycle. Other losses are estimated using consistent and appropriate methods; however, changes to the assumptions could materially affect the recorded liabilities for loss.

     Customer Tooling and Other Design Costs -- As indicated in Note 2 to the Consolidated Financial Statements, the Company incurs costs related to tooling. Based on the fact that the Company has the contractual right to use the tool over the life of the supply arrangement, these costs are capitalized and amortized over the life of the related product.

     Pension and Other Post-Employment Benefits -- The determination of the obligation and expense for pension and other postretirement benefits is dependent on the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 11 to the Consolidated Financial Statements and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. In accordance with generally accepted accounting principles, actual results that differ from these assumptions are accumulated and amortized over future periods and therefore, generally affect the recognized expense and recorded obligation in such future periods. While the Company believes that the assumptions are appropriate, significant differences in the actual experience or significant changes in the assumptions may materially affect the pension and other postretirement obligations and the future expense.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     On June 29, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations," and SFAS 142, "Goodwill and Intangible Assets." Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing; effective January 1, 2002, goodwill is no longer subject to amortization.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2002. As of December 31, 2001, the Company has unamortized goodwill of $567.1 million that will be subject to the transition provisions of the Statements. The Company has not yet determined the impact of adopting these Statements on its earnings and financial position, including whether it will be required to recognize any transitional impairment losses as a cumulative effect of a change in accounting principle. Application of the nonamortization provisions of the Statements is expected to result in a reduction in goodwill amortization expense of approximately $16 million in fiscal 2002, after reflecting the writedowns of goodwill totaling $196.1 million, which were recorded during 2001.

     In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this Statement provide a single accounting model for impairment of long-lived assets. The adoption of SFAS No. 144 on January 1, 2002 is not expected to have a material impact on the Company's financial position or its results of operations.

RISK FACTORS

     The Company is subject to the following risks relating to its operations and the nature of the industry in which it competes:

- THE LOSS OF FORD, DAIMLERCHRYSLER OR ANY OTHER SIGNIFICANT CUSTOMER COULD HAVE A MATERIAL ADVERSE EFFECT ON EXISTING AND FUTURE REVENUES AND NET INCOME
  (LOSS)

     Revenues from Ford and DaimlerChrysler represented approximately 35 percent and 25 percent, respectively, of the Company's revenues in 2001. The contracts with many customers, including Ford and DaimlerChrysler, provide for supplying the customer's requirements for a particular model, rather than for manufacturing a specific quantity of products. These contracts range from one year to the life of the model, usually three to ten years, and do not require the purchase by the customer of any minimum number of parts. Therefore, the loss of any one of these customers or a significant reduction in demand for certain key models or a group of related models sold by any major customer could have a material adverse effect on the Company's existing and future revenues and net income (loss).

- GROSS MARGIN AND PROFITABILITY WILL BE ADVERSELY AFFECTED BY THE INABILITY TO REDUCE COSTS

     There is substantial continuing pressure from the major OEMs to reduce costs, including the cost of products purchased from outside suppliers. In addition, the Company's profitability is dependent, in part, on its ability to spread fixed production costs over increasing product sales. If the Company is unable to generate sufficient production cost savings in the future to offset price reductions and any reduction in consumer demand for automobiles resulting in decreased sales, the Company's gross margin and profitability would be adversely affected.

- CYCLICALITY AND SEASONALITY IN THE AUTOMOTIVE MARKET COULD ADVERSELY AFFECT REVENUES AND NET INCOME (LOSS)

     The automotive market is highly cyclical and is dependent on consumer spending. For example, during the third and fourth quarters of 2000, the automotive market began experiencing a decline in production levels. This decline continued throughout 2001. Economic factors adversely affecting automotive production and consumer spending could adversely impact the Company's revenues and net income. The automotive market is also somewhat seasonal. The Company typically experiences decreased revenue and operating income during the third calendar quarter of each year due to the impact of scheduled OEM plant shutdowns in July and August for vacations and new model changeovers.

- THE COMPANY IS SUBJECT TO CERTAIN RISKS ASSOCIATED WITH FOREIGN OPERATIONS THAT COULD HARM REVENUES AND PROFITABILITY

     The Company has significant international operations, specifically in Europe, Asia and South America. Certain risks are inherent in international operations, including:

     - difficulty in enforcing agreements and collecting receivables through certain foreign legal systems;

     - foreign customers may have longer payment cycles than customers in the United States;

     - tax rates in certain foreign countries may exceed those in the United States, and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

     - general economic and political conditions in countries where the Company operates may have an adverse effect on operations in those countries;

     - the Company may find it difficult to manage a large organization spread throughout various countries; and

     - the Company may find it difficult to comply with foreign laws and regulations.

     As the Company continues to expand its business globally, its success will depend, in part, on the ability to anticipate and effectively manage these and other risks. The occurrence of any of the foregoing risks could have a significant effect on the Company's international operations and, as a result, its revenues and profitability.

- CURRENCY EXCHANGE RATE FLUCTUATIONS COULD HAVE AN ADVERSE EFFECT ON REVENUES AND FINANCIAL RESULTS

     The Company generates a significant portion of its revenues and incurs a significant portion of its expenses in currencies other than U.S. dollars. To the extent that the Company is unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in any such currency could have an adverse effect on revenues and financial results. For example, the weakening of European currencies in relation to the U.S. dollar had a negative impact on revenues in 2000 and 2001.

- THE COMPANY'S BUSINESS MAY BE DISRUPTED SIGNIFICANTLY BY WORK STOPPAGES AND OTHER LABOR MATTERS

     Many OEMs and their suppliers have unionized work forces. Work stoppages or slow-downs experienced by OEMs or their suppliers could result in slow-downs or closures of assembly plants where the Company's products are included in assembled vehicles. For example, strikes by the United Auto Workers led to the shutdown of most of GM's North American assembly plants in June and July of 1998. The Company estimates that this work stoppage at GM's facilities had an unfavorable impact of approximately $24.7 million on its 1998 revenues. In the event that one or more of its customers experiences a material work stoppage, such a work stoppage could have a material adverse effect on the Company's business.

     In addition, approximately 5,300 of the Company's colleagues are unionized (representing approximately 41 percent of its colleagues as of December 31, 2001). The Company may encounter strikes, further unionization efforts or other types of conflicts with labor unions or the Company's colleagues, any of which could have an adverse effect on the Company's ability to produce structural components and assemblies or may limit its flexibility in dealing with its workforce.

- OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY THE IMPACT OF ENVIRONMENTAL AND SAFETY REGULATIONS

     The Company is subject to foreign, federal, state and local laws and regulations governing the protection of the environment and occupational health and safety, including laws regulating the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the soil, ground or air; and the health and safety of its colleagues. The Company is also required to obtain permits from governmental authorities for certain operations. The Company cannot assure that it has been or will be at all times in complete compliance with such laws, regulations and permits. If it violates or fails to comply with these laws, regulations or permits, it could be fined or otherwise sanctioned by regulators. In some instances, such a fine or sanction could be material. The Company does not expect that its capital expenditures for environmental controls will be material for the current or succeeding fiscal year.

     The Company is also subject to laws imposing liability for the cleanup of contaminated property. Under these laws, it could be held liable for costs and damages relating to contamination at its past or present facilities and at third party sites to which these facilities sent wastes containing hazardous substances. The amount of such liability could be material.

- THE INABILITY TO COMPETE EFFECTIVELY IN THE HIGHLY COMPETITIVE AUTOMOTIVE SUPPLY INDUSTRY COULD RESULT IN THE LOSS OF CUSTOMERS, WHICH COULD HAVE AN ADVERSE EFFECT ON THE COMPANY'S REVENUES AND OPERATING RESULTS

     The automotive component supply industry is highly competitive. Some of the Company's competitors are companies, or divisions or subsidiaries of companies, that are larger than the Company and have greater financial and other resources. In addition, with respect to certain of the Company's products, it competes with divisions of its OEM customers. The Company's products may not be able to compete successfully with the products of these other companies, which could result in the loss of customers and, as a result, decreased revenues and profitability. In addition, the Company's competitive position in the automotive component supply industry could be adversely affected in the event that it is unsuccessful in making strategic acquisitions or establishing joint ventures that would enable it to expand globally.

     The Company principally competes for new business both at the beginning of the development of new models and upon the redesign of existing models by its major customers. New model development generally begins two to five years prior to the marketing of such models to the public. The failure to obtain new business on new models or to retain or increase business on redesigned existing models could adversely affect the Company's business and financial results. In addition, as a result of the relatively long lead times required for many of its complex structural components, it may be difficult in the short-term for the Company to obtain new sales to replace any unexpected decline in the sale of existing products. The Company may incur significant expense in preparing to meet anticipated customer requirements which may not be recovered.

- ACTUAL PROGRAM VOLUMES AND PRICING MAY BE LESS THAN PLANNED

     The Company incurs costs and makes capital expenditures for new program awards based upon certain estimates of production volumes for certain vehicles. While the Company attempts to establish the price of its products for variances in production volumes, if the actual production of certain vehicle models is significantly less than planned, the Company's revenues and net income may be adversely affected. The Company cannot predict its customers' demands for the products it supplies either in the aggregate or for particular reporting periods. For example, the Company cannot predict whether or to what extent the expected $760 million in annual new program revenue, anticipated to be fully realized by 2005, will actually result in firm orders from customers.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     All statements, other than statements of historical fact, included in this Form 10-K or incorporated by reference herein, are, or may be deemed to be, forward-looking statements within the meaning of

Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). When used in this Form 10-K, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside the control of the Company, such as risks relating to: (i) the degree to which the Company is leveraged; (ii) the Company's reliance on major customers and selected models; (iii) the cyclicality and seasonality of the automotive market; (iv) the failure to realize the benefits of recent acquisitions and joint ventures; (v) obtaining new business on new and redesigned models; (vi) the Company's ability to continue to implement its acquisition strategy; (vii) the highly competitive nature of the automotive supply industry; (viii) the ability to achieve the anticipated volume of production from new and planned supply programs; and (ix) such other factors noted in this Form 10-K with respect to the Company's businesses. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Market Risk" section of Item 7.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Management of the Company is responsible for the financial information and representations contained in the consolidated financial statements and other sections of the 2001 Annual Report. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and therefore include certain amounts based on management's best estimates and judgments. The financial information contained elsewhere in the 2001 Annual Report is consistent with that in the consolidated financial statements.

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

     Arthur Andersen LLP is engaged to express an opinion as to whether the consolidated financial statements present fairly, in all material respects and in accordance with generally accepted accounting principles, the financial position, results of operations and cash flows of the Company. Solely for purposes of planning and performing their audit of the Company's 2001 financial statements, Arthur Andersen LLP obtained an understanding of, and selectively tested, certain aspects of the Company's system of internal controls.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants....................    38
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................    39
Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000 and 1999..........................    40
Consolidated Statements of Stockholders' Investment for the
  years ended December 31, 2001, 2000 and 1999..............    41
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999..........................    42
Notes to Consolidated Financial Statements..................    43

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tower Automotive, Inc.:

     We have audited the accompanying consolidated balance sheets of Tower Automotive, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tower Automotive, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

     As explained in Note 2 to the financial statements, effective January 1, 2001, the Company adopted the new requirements of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Arthur Andersen LLP

Minneapolis, Minnesota,
January 25, 2002

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                              (AMOUNTS IN THOUSANDS,
                                                               EXCEPT SHARE AMOUNTS)
                                       ASSETS
Current Assets:
  Cash and cash equivalents.................................  $   21,767   $    3,373
  Accounts receivable.......................................     216,638      278,707
  Inventories...............................................     112,536      132,478
  Prepaid tooling and other.................................      89,229      222,119
                                                              ----------   ----------
     Total current assets...................................     440,170      636,677
                                                              ----------   ----------
Property, Plant and Equipment, net..........................   1,120,259    1,111,780
Investments in Joint Ventures...............................     243,198      267,217
Deferred Income Taxes.......................................      61,461       11,641
Goodwill, net of accumulated amortization of $56,850 and
  $51,391...................................................     567,080      794,362
Other Assets, net of accumulated amortization of $17,083 and
  $13,360...................................................     101,268       71,070
                                                              ----------   ----------
                                                              $2,533,436   $2,892,747
                                                              ==========   ==========
                      LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Current maturities of long-term debt and capital lease
     obligations............................................  $  172,083   $  149,066
  Accounts payable..........................................     368,910      248,389
  Accrued liabilities.......................................     278,962      160,469
                                                              ----------   ----------
     Total current liabilities..............................     819,955      557,924
                                                              ----------   ----------
Long-Term Debt, net of current maturities...................     601,084      933,442
Obligations Under Capital Leases, net of current
  maturities................................................       4,620        8,458
Convertible Subordinated Notes..............................     199,984      200,000
Deferred Income Taxes.......................................          --       33,884
Other Noncurrent Liabilities................................     201,635      200,194
                                                              ----------   ----------
     Total noncurrent liabilities...........................   1,007,323    1,375,978
                                                              ----------   ----------
Commitments and Contingencies (Notes 4, 6 and 12)
Mandatorily Redeemable Trust Convertible Preferred
  Securities................................................     258,750      258,750
Stockholders' Investment:
  Preferred stock, par value $1; 5,000,000 shares
     authorized; no shares issued or outstanding............          --           --
  Common stock, par value $.01; 200,000,000 shares
     authorized; 48,077,142 and 47,584,391 shares issued and
     outstanding............................................         481          476
  Additional paid-in capital................................     456,627      450,455
  Retained earnings.........................................      40,432      307,956
  Deferred Compensation Plans...............................     (15,571)      (8,942)
  Accumulated other comprehensive loss......................     (34,561)      (9,672)
  Treasury stock, at cost: 4,112,100 shares in 2000.........          --      (40,178)
                                                              ----------   ----------
     Total stockholders' investment.........................     447,408      700,095
                                                              ----------   ----------
                                                              $2,533,436   $2,892,747
                                                              ==========   ==========

   The accompanying notes are an integral part of these consolidated balance sheets.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED DECEMBER 31,
                                                           ---------------------------------------------
                                                               2001            2000            1999
                                                           -------------   -------------   -------------
                                                           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.................................................   $2,467,433      $2,531,953      $2,170,003
Cost of sales............................................    2,190,248       2,160,359       1,823,103
                                                            ----------      ----------      ----------
  Gross profit...........................................      277,185         371,594         346,900
Selling, general and administrative expenses.............      139,203         137,003         105,950
Amortization expense.....................................       24,804          21,517          15,803
Restructuring and asset impairment charges...............      383,739         141,326              --
                                                            ----------      ----------      ----------
  Operating income (loss)................................     (270,561)         71,748         225,147
Interest expense.........................................       80,319          71,162          39,491
Interest income..........................................       (6,554)         (6,451)         (1,510)
                                                            ----------      ----------      ----------
  Income (loss) before provision for income taxes, equity
     in earnings of joint ventures and minority
     interest............................................     (344,326)          7,037         187,166
Provision (benefit) for income taxes.....................      (73,312)          2,619          74,866
                                                            ----------      ----------      ----------
  Income (loss) before equity in earnings of joint
     ventures, minority interest and extraordinary
     item................................................     (271,014)          4,418         112,300
Equity in earnings of joint ventures, net................       17,250          22,480          15,268
Minority interest, net...................................      (13,760)        (10,476)        (10,480)
                                                            ----------      ----------      ----------
  Income (loss) before extraordinary item................     (267,524)         16,422         117,088
Extraordinary loss on early extinguishment of debt,
  net....................................................           --           2,988              --
                                                            ----------      ----------      ----------
     Net income (loss)...................................   $ (267,524)     $   13,434      $  117,088
                                                            ==========      ==========      ==========
Basic earnings (loss) per share (Note 4):
  Income (loss) before extraordinary loss................   $    (5.87)     $     0.35      $     2.50
  Extraordinary loss.....................................           --           (0.06)             --
                                                            ----------      ----------      ----------
     Net income (loss)...................................   $    (5.87)     $     0.29      $     2.50
                                                            ==========      ==========      ==========
Diluted earnings (loss) per share (Note 4):
  Income (loss) before extraordinary loss................   $    (5.87)     $     0.34      $     2.10
  Extraordinary loss.....................................           --           (0.06)             --
                                                            ----------      ----------      ----------
     Net income (loss)...................................   $    (5.87)     $     0.28      $     2.10
                                                            ==========      ==========      ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                                             COMMON STOCK       ADDITIONAL              WARRANTS TO      DEFERRED
                                          -------------------    PAID-IN     RETAINED     ACQUIRE      COMPENSATION
                                            SHARES     AMOUNT    CAPITAL     EARNINGS   COMMON STOCK      PLANS
                                          ----------   ------   ----------   --------   ------------   ------------
                                                        (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE, DECEMBER 31, 1998..............  46,281,880    $463     $426,471    $177,434     $ 2,000        $     --
Conversion of Edgewood notes............     250,000       3          755          --          --              --
Exercise of options.....................     125,000       1          996          --          --              --
Sales of stock under Employee Stock
  Discount Purchase Plan................     222,574       2        3,579          --          --              --
Deferred Income Stock Plan..............          --      --        4,484          --          --          (4,484)
Non-employee options grant..............          --      --          897          --          --              --
Collection of common stock subscriptions
  receivable............................          --      --           28          --          --              --
Net income..............................          --      --           --     117,088          --              --
Other comprehensive loss -- foreign
  currency translation adjustment.......          --      --           --          --          --              --
Total comprehensive income..............
                                          ----------    ----     --------    --------     -------        --------
BALANCE, DECEMBER 31, 1999..............  46,879,454     469      437,210     294,522       2,000          (4,484)
Conversion of warrants..................     400,000       4        5,596          --      (2,000)             --
Exercise of options.....................      56,000       1          348          --          --              --
Sales of stock under Employee Stock
  Discount Purchase Plan................     224,342       2        2,843          --          --              --
Deferred Income Stock Plan..............      24,595      --        4,458          --          --          (4,458)
Common share repurchase.................          --      --           --          --          --              --
Net income..............................          --      --           --      13,434          --              --
Other comprehensive loss -- foreign
  currency translation adjustment.......          --      --           --          --          --              --
Total comprehensive income..............
                                          ----------    ----     --------    --------     -------        --------
BALANCE, DECEMBER 31, 2000..............  47,584,391     476      450,455     307,956          --          (8,942)
Conversion of Edgewood and 5%
  convertible notes.....................     273,862       3          825          --          --              --
Exercise of options.....................      42,750      --          268          --          --              --
Sales of stock under Employee Stock
  Discount Purchase Plan................     172,502       2        1,167          --          --              --
Deferred Income Stock Plan..............          --      --        1,279          --          --          (1,279)
Restricted stock issued in exchange for
  stock options.........................          --      --        5,350          --          --          (5,350)
Private placement of common stock.......       3,637      --       (2,717)         --          --              --
Net loss................................          --      --           --    (267,524)         --              --
Other comprehensive loss -- foreign
  currency translation adjustment.......          --      --           --          --          --              --
Transition adjustment relating to loss
  on qualifying cash flow hedges........          --      --           --          --          --              --
Unrealized loss on qualifying cash flow
  hedges................................          --      --           --          --          --              --
Minimum pension liability...............          --      --           --          --          --              --
Total comprehensive loss................
                                          ----------    ----     --------    --------     -------        --------
BALANCE, DECEMBER 31, 2001..............  48,077,142    $481     $456,627    $ 40,432     $    --        $(15,571)
                                          ==========    ====     ========    ========     =======        ========

                                                                   ACCUMULATED
                                             TREASURY STOCK           OTHER           TOTAL
                                          ---------------------   COMPREHENSIVE   STOCKHOLDERS'
                                            SHARES      AMOUNT    INCOME (LOSS)    INVESTMENT
                                          ----------   --------   -------------   -------------
                                              (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE, DECEMBER 31, 1998..............          --   $     --     $    428        $ 606,796
Conversion of Edgewood notes............          --         --           --              758
Exercise of options.....................          --         --           --              997
Sales of stock under Employee Stock
  Discount Purchase Plan................          --         --           --            3,581
Deferred Income Stock Plan..............          --         --           --               --
Non-employee options grant..............          --         --           --              897
Collection of common stock subscriptions
  receivable............................          --         --           --               28
Net income..............................          --         --           --
Other comprehensive loss -- foreign
  currency translation adjustment.......          --         --       (3,010)
Total comprehensive income..............                                              114,078
                                          ----------   --------     --------        ---------
BALANCE, DECEMBER 31, 1999..............          --         --       (2,582)         727,135
Conversion of warrants..................          --         --           --            3,600
Exercise of options.....................          --         --           --              349
Sales of stock under Employee Stock
  Discount Purchase Plan................          --         --           --            2,845
Deferred Income Stock Plan..............          --         --           --               --
Common share repurchase.................  (4,112,100)   (40,178)          --          (40,178)
Net income..............................          --         --           --
Other comprehensive loss -- foreign
  currency translation adjustment.......          --         --       (7,090)
Total comprehensive income..............                                                6,344
                                          ----------   --------     --------        ---------
BALANCE, DECEMBER 31, 2000..............  (4,112,100)   (40,178)      (9,672)         700,095
Conversion of Edgewood and 5%
  convertible notes.....................          --         --           --              828
Exercise of options.....................          --         --           --              268
Sales of stock under Employee Stock
  Discount Purchase Plan................          --         --           --            1,169
Deferred Income Stock Plan..............     479,337         --           --               --
Restricted stock issued in exchange for
  stock options.........................          --         --           --               --
Private placement of common stock.......   3,632,763     40,178           --           37,461
Net loss................................          --         --           --
Other comprehensive loss -- foreign
  currency translation adjustment.......          --         --       (2,115)
Transition adjustment relating to loss
  on qualifying cash flow hedges........          --         --       (4,200)
Unrealized loss on qualifying cash flow
  hedges................................          --         --       (4,102)
Minimum pension liability...............          --         --      (14,472)
Total comprehensive loss................                                             (292,413)
                                          ----------   --------     --------        ---------
BALANCE, DECEMBER 31, 2001..............          --   $     --     $(34,561)       $ 447,408
                                          ==========   ========     ========        =========

  The accompanying notes are an integral part of these consolidated financial statements.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2001          2000          1999
                                                        -----------   -----------   -----------
                                                                (AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income (loss)...................................  $  (267,524)  $    13,434   $   117,088
  Adjustments required to reconcile net income (loss)
     to net cash provided by operating activities-
     Depreciation and amortization....................      159,893       144,805       111,611
     Deferred income tax provision (benefit)..........      (80,758)      (23,373)       45,528
     Extraordinary loss on extinguishment of debt,
       net............................................           --         2,988            --
     Equity in earnings of joint ventures, net........      (17,250)      (22,480)      (15,268)
     Restructuring and asset impairment charge........      383,739       141,326            --
     Change in other operating items:
       Accounts receivable............................       74,515       111,706       (73,903)
       Inventories....................................       21,415         6,789        (9,340)
       Prepaid tooling and other......................      129,339      (115,780)       52,270
       Accounts payable and accrued liabilities.......      148,802      (119,763)       40,491
       Other assets and liabilities...................      (38,356)      (47,004)      (56,474)
                                                        -----------   -----------   -----------
          Net cash provided by operating activities...      513,815        92,648       212,003
                                                        -----------   -----------   -----------
INVESTING ACTIVITIES:
  Capital expenditures, net...........................     (193,955)      (93,588)     (197,315)
  Acquisitions, net of cash acquired..................       (2,689)     (182,252)     (320,662)
  Acquisition of joint venture interests and other....       (2,729)      (46,295)      (68,594)
  Net proceeds from sale of Roanoke Heavy Truck
     Business.........................................           --        55,353            --
  Change in restricted cash...........................           --            --         2,677
                                                        -----------   -----------   -----------
          Net cash used for investing activities......     (199,373)     (266,782)     (583,894)
                                                        -----------   -----------   -----------
FINANCING ACTIVITIES:
  Proceeds from borrowings............................    2,308,821     3,372,311     2,208,667
  Repayments of debt..................................   (2,643,860)   (3,299,737)   (1,841,229)
  Net proceeds from issuance of senior Euro notes.....           --       134,700            --
  Net proceeds from issuance of common stock..........        1,530         6,794         4,636
  Net proceeds from private placement of common
     stock............................................       37,461            --            --
  Payments for repurchase of common shares............           --       (40,178)           --
                                                        -----------   -----------   -----------
          Net cash provided by (used for) financing
            activities................................     (296,048)      173,890       372,074
                                                        -----------   -----------   -----------
Net Change in Cash and Cash Equivalents...............       18,394          (244)          183
Cash and Cash Equivalents, beginning of year..........        3,373         3,617         3,434
                                                        -----------   -----------   -----------
Cash and Cash Equivalents, end of year................  $    21,767   $     3,373   $     3,617
                                                        ===========   ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid, net of amounts capitalized...........  $    79,099   $    63,776   $    36,023
                                                        ===========   ===========   ===========
  Income taxes (refunded) paid........................  $   (12,853)  $    18,808   $    17,136
                                                        ===========   ===========   ===========
NON CASH FINANCING ACTIVITIES:
  Notes payable converted to common stock.............  $       828   $        --   $       758
                                                        ===========   ===========   ===========
  Non-employee options grant..........................  $        --   $        --   $       897
                                                        ===========   ===========   ===========
  Deferred Income Stock Plan..........................  $     1,279   $     4,458   $     4,484
                                                        ===========   ===========   ===========
  Issuance of restricted stock for options............  $     5,350   $        --   $        --
                                                        ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BASIS OF PRESENTATION:

     Tower Automotive, Inc. and subsidiaries (the "Company") produces a broad range of assemblies and modules for vehicle frames, upper body structures and suspension systems for the global automotive industry. Including both wholly-owned subsidiaries and investments in joint ventures, the Company has facilities in the United States, Canada, Italy, Germany, Hungary, Poland, Brazil, India, Slovakia, Korea, Japan, China, and Mexico.

2.  SIGNIFICANT ACCOUNTING POLICIES:

  PRINCIPLES OF CONSOLIDATION:

     The accompanying consolidated financial statements include the accounts of Tower Automotive, Inc., its wholly-owned subsidiaries, and its majority-owned and majority-controlled investments. All material intercompany accounts and transactions have been eliminated in consolidation.

     As part of the acquisition of Automotive Products Company in 1997, the Company acquired a 60 percent joint venture interest in Tower Golden Ring, which produces certain parts in China. The remaining 40 percent of the joint venture is owned by unrelated third parties. Prior to the third quarter of 2001, this investment was accounted for using the equity method since all significant business decisions required the approval of 80 percent of the joint venture partners. During the third quarter of 2001, the Company determined that its relationship with the other investors and the fact that representatives appointed by the Company hold key management positions within the joint venture allowed it to exercise significant control over significant business decisions. As a result, this joint venture was consolidated effective as of the third quarter of 2001. The Company's investments in Metalsa and Yorozu are accounted for using the equity method. The Company's minority-controlled investments (less than 20 percent ownership) are accounted for under the cost method.

  CASH AND CASH EQUIVALENTS:

     Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less. Cash equivalents are stated at cost which approximates fair value.

  SUBORDINATED INTEREST IN ACCOUNTS RECEIVABLE:

     In June 2001, the Company entered into a financing agreement whereby its domestic operating units sell eligible customer receivables on an ongoing basis to a newly formed, fully consolidated, financing entity. The financing entity subsequently sells its interest in the receivables to a third party funding agent in exchange for cash and a subordinated interest in the unfunded receivables transferred. The Company acts as an administrative agent in the management and collection of accounts receivable sold.

     At December 31, 2001, the Company sold approximately $111.2 million of net accounts receivable in exchange for $15.2 million of cash and a retained subordinated interest in the receivables sold of approximately $96.0 million. The receivables sold represented amounts owed to the Company from customers as of November 30, 2001. The majority of such receivables were collected in December 2001 and as a result, the Company's retained interest in accounts receivable is not significant as of December 31, 2001 and is not presented separately from accounts receivable. The net proceeds from the sale of the receivables were used to pay down borrowings under the Company's revolving credit facility. As of December 31, 2001, the Company recorded a liability to the funding agent of $15.2 million, which represents receivables for which the Company has received collections from customers and are required to be submitted to the funding agent. Settlement of amounts due to the funding agent, as well as the cost of funding at a rate of approximately 7.6 percent, occurs during the month subsequent to the sale of the receivables.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

  INVENTORIES:

     Inventories are valued at the lower of first-in, first-out ("FIFO") cost or market.

     Inventories consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Raw materials...............................................  $ 52,579   $ 54,958
Work-in-process.............................................    24,636     40,281
Finished goods..............................................    35,321     37,239
                                                              --------   --------
                                                              $112,536   $132,478
                                                              ========   ========

  TOOLING AND OTHER DESIGN COSTS:

     Tooling and other design costs represent costs incurred by the Company in the development of new tooling used in the manufacture of the Company's products. The Company follows the provisions of Emerging Issues Task Force ("EITF") Issue No. 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements," that requires all pre-production tooling costs incurred for tools that the Company will not own and that will be used in producing products to be supplied under long-term supply agreements be expensed as incurred unless the supply agreement provides the supplier with the noncancellable right to use the tools or the reimbursement of such costs is contractually guaranteed by the customer. At the time that the customer awards a contract to the Company, the customer agrees to reimburse the Company for certain of its tooling costs either in the form of a lump sum payment or by reimbursement on a piece price basis. When the part for which tooling has been developed reaches a production-ready status, the Company is reimbursed by its customers for the cost of the tooling (in instances of lump sum payment), at which time the tooling becomes the property of the customers. For those costs related to other tooling and design costs reimbursed through the piece price as contractually guaranteed, such costs are capitalized as property, plant and equipment and amortized using the unit of production method over the life of the related product. The Company has certain other tooling costs related to tools for which the Company has the contractual right to use the tool over the life of the supply arrangement, which are capitalized as property, plant and equipment and amortized over the life of the related product. The components of capitalized tooling costs are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2001       2000
                                                              -------   --------
Reimbursable pre-production design and development costs....  $ 5,628   $  2,442
Customer-owned tooling......................................   51,019     85,416
Supplier-owned tooling......................................   28,533     18,197
                                                              -------   --------
     Total..................................................  $85,180   $106,055
                                                              =======   ========

     All tooling amounts owned by the customer for which the Company expects reimbursement are recorded in other current and other long-term assets on the accompanying consolidated balance sheet. If the Company forecasts that the amount of capitalized tooling and design costs exceeds the amount to be realized through the sale of product, a loss is recognized currently.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

  PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consisted of the following (in thousands):

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
Land........................................................  $    8,058   $    7,126
Buildings and improvements..................................     348,200      310,129
Machinery and equipment.....................................   1,095,955    1,028,365
Construction in progress....................................     145,108      165,260
                                                              ----------   ----------
                                                               1,597,321    1,510,880
Less-Accumulated depreciation...............................    (477,062)    (399,100)
                                                              ----------   ----------
     Net property, plant and equipment......................  $1,120,259   $1,111,780
                                                              ==========   ==========

     Property, plant and equipment acquired in the acquisitions discussed in
Note 6 was recorded at its fair value, determined based on appraisals, as of the respective acquisition dates. Additions to property, plant and equipment following the acquisitions are stated at cost. For financial reporting purposes, depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

Buildings and improvements..................................  15 to 40 years
Machinery and equipment.....................................   3 to 20 years

     Accelerated depreciation methods are used for tax reporting purposes.

     Interest is capitalized during the construction of major facilities and is amortized over their estimated useful lives. Interest of $14.6 million was capitalized during the year ended December 31, 2001, $12.9 million was capitalized during the year ended December 31, 2000 and $6.9 million was capitalized during the year ended December 31, 1999.

     Maintenance and repairs are charged to expense as incurred. Major betterments and improvements which extend the useful life of the related item are capitalized and depreciated. The cost and accumulated depreciation of property, plant and equipment retired or otherwise disposed of are removed from the related accounts, and any residual values after considering proceeds are charged or credited to income.

  GOODWILL:

     Goodwill represents the excess of the purchase price over the fair value of the net assets acquired, and through December 31, 2001, was being amortized on a straight-line basis over 40 years.

     The Company periodically evaluates whether events and circumstances have occurred which may affect the estimated useful life or the recoverability of the remaining balance of its goodwill and other long-lived assets. If such events or circumstances were to indicate that the carrying amount of these assets were not recoverable, the Company would estimate the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) were less than the carrying amount of goodwill, the Company would recognize an impairment loss. Impairment losses are measured by comparing fair value of the goodwill as determined by discounting the future cash flows at a market rate of interest.

     During the fourth quarter of 2001, the Company recorded a goodwill impairment charge of $87.5 million as a result of the restructuring of certain operations (See Note 3). In addition, based upon the Company's current operating plans (including the organizational realignment initiative discussed in Note 3) and current and forecasted trends in the automotive industry, the Company re-evaluated the

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
carrying amount of goodwill and other long-lived assets. Based upon this analysis, the Company determined that an additional $108.6 million of goodwill and $97.0 million of manufacturing equipment and other assets were impaired. As a result, these assets were written down to their estimated fair value as discussed above (See Note 3).

  OTHER ASSETS:

     Other assets consist primarily of deferred rent expense and debt issuance costs. Debt issue costs are amortized on a straight-line basis over the term of the related obligations.

  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and revolving credit facilities approximates fair value because of the short maturity of these instruments. The carrying amount of the Company's long-term debt approximates fair value because of the variability of the interest cost associated with these instruments. The fair value of the Company's Convertible Subordinated Notes and Preferred Securities approximated $167.5 million and $111.3 million, respectively, as of December 31, 2001.

  DERIVATIVE FINANCIAL INSTRUMENTS:

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The effect of this change as of January 1, 2001, was a pretax charge to accumulated other comprehensive loss of $6.8 million ($4.2 million net of income tax benefit).

     The Company uses derivative financial instruments principally to manage the risk that changes in interest rates will affect the amount of its future interest payments. Interest rate swap contracts are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. Under these agreements, the Company agrees to pay an amount equal to a specified fixed rate times a notional principal amount, and to receive in return an amount equal to a specified variable rate times the same notional principal amount. The notional amounts of the contract are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination, and usually will represent the net present value, at current rates of interest, of the remaining obligation to exchange payments under the term of the contract.

     The interest rate swap contracts are recorded at fair value in the consolidated balance sheet as accrued liabilities and the related gains or losses on these contracts are deferred in stockholders' investment (as a component of other comprehensive income (loss)). Amounts to be paid or received under the contracts are accrued as interest rates change and are recognized over the life of the contracts as an adjustment to interest expense. The net effect of this accounting is that interest expense on the portion of variable rate debt being hedged is generally recorded based on fixed interest rates.

     During September 2000, the Company entered into an interest rate swap contract to hedge against interest rate exposure on approximately $160 million of its floating rate indebtedness under its $1.15 billion senior unsecured credit facility. The contract has the effect of converting the floating rate interest to a

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
fixed rate of approximately 6.9 percent, plus any applicable margin required under the revolving credit facility. The interest rate swap contract was executed to balance the Company's fixed-rate and floating-rate debt portfolios and expires in September 2005. As of December 31, 2001, this is the only swap contract the Company has outstanding. The fair value of the interest rate swap agreement at December 31, 2001 and 2000 was a liability of $13.4 million and $6.9 million, respectively, representing the cost that would be incurred to terminate the agreement. This swap contract has been designated as a highly effective cash flow hedge and accordingly, gains or losses on any ineffectiveness was not material to any period.

  OTHER NONCURRENT LIABILITIES:

     Other noncurrent liabilities consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Post-retirement benefits....................................  $ 86,382   $ 93,668
Purchase accounting reserves................................    43,119     68,369
Other.......................................................    72,134     38,157
                                                              --------   --------
                                                              $201,635   $200,194
                                                              ========   ========

  REVENUE RECOGNITION AND SALES COMMITMENTS:

     The Company recognizes revenue as its products are shipped to its customers. The Company enters into agreements to produce products for its customers at the beginning of a given vehicle's life. Once such agreements are entered into by the Company, fulfillment of the customers' purchasing requirements is the obligation of the Company for the entire production life of the vehicle, with terms of three to ten years and the Company has no provisions to terminate such contracts. In certain instances, the Company may be committed under existing agreements to supply product to its customers at selling prices which are not sufficient to cover the direct cost to produce such product. In such situations, the Company records a liability for the estimated future amount of such losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and is recorded at the minimum amount necessary to fulfill the Company's obligations to its customers. Losses are discounted and are estimated based upon information available at the time of the estimate, including future production volume estimates, length of the program and selling price and production cost information.

  INCOME TAXES:

     The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates.

  COMPREHENSIVE INCOME (LOSS):

     Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income (loss) represents net income (loss) adjusted for foreign currency translation adjustments, minimum pension liability adjustments, and gains or losses on qualifying cash flow hedges in accordance with SFAS No. 133.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

  SEGMENT REPORTING:

     In accordance with SFAS No. 131, the Company uses the "management approach" to reporting segment disclosures. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers.

  STOCK OPTIONS:

     The Company accounts for stock options under the provisions of Accounting Principles Board opinion ("APB") No. 25, under which no compensation expense is recognized when the stock options are granted to employees and directors at fair market value. The pro forma effects had the Company followed the provisions of SFAS No. 123 are included in Note 4. The Company may also grant stock options to outside consultants. The fair value of these option grants are expensed over the period services are rendered based on the Black-Scholes valuation model.

  USE OF ESTIMATES:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The actual results could differ from those estimates.

  FOREIGN CURRENCY TRANSLATION:

     Assets and liabilities of the Company's foreign operations are translated into U.S. dollars using the year-end rates of exchange. Results of operations are translated at average rates prevailing throughout the period. Translation gains or losses are accumulated as a separate component of "other comprehensive loss" in the accompanying consolidated statements of stockholders' investment.

  RECLASSIFICATIONS:

     Certain prior year amounts were reclassified to conform to the current year presentation.

  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

     On June 29, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Intangible Assets." Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing; effective January 1, 2002, goodwill is no longer subject to amortization.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2002. As of December 31, 2001, the Company has unamortized goodwill of $567.1 million that will be subject to the transition provisions of the Statements. The Company

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
has not yet determined the impact of adopting these Statements on its earnings and financial position, including whether it will be required to recognize any transitional impairment losses as a cumulative effect of a change in accounting principle. Application of the nonamortization provisions of the Statements is expected to result in a reduction in goodwill amortization expense of approximately $16 million in fiscal 2002, after reflecting 2001 goodwill writedowns of $196.1 million.

     In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this Statement provide a single accounting model for impairment of long-lived assets. The adoption of SFAS No. 144 on January 1, 2002 is not expected to have a material impact on the Company's financial position or its results of operations.

3.  RESTRUCTURING AND ASSET IMPAIRMENT CHARGES:

  SEBEWAING AND MILWAUKEE PRESS OPERATIONS:

     In October 2001, the Company's board of directors approved a restructuring of the enterprise that included the closing of the Sebewaing, Michigan facility. In addition, in December 2001, the Company's board of directors approved a restructuring plan that related to the consolidation of technical activities and a reduction of other salaried colleagues in conjunction with a reorganization of the Company's U.S. and Canada operations and the relocation of some component manufacturing from the Company's Milwaukee Press Operations to other Tower locations. As a result of these realignment efforts (the "2001 Plan"), the Company recorded a restructuring charge in the fourth quarter of 2001 of $178.1 million, which reflects the estimated qualifying "exit costs" to be incurred over the next 12 months pertaining to the 2001 Plan.

     The 2001 Plan charge includes costs associated with asset impairments, severance and outplacement costs related to employee terminations and certain other exit costs. These activities are anticipated to result in a reduction of more than 700 colleagues in the Company's technical and administrative centers in Novi, Rochester Hills, and Grand Rapids, Michigan; Milwaukee, Wisconsin; and its U.S. and Canada manufacturing locations. Through December 31, 2001, the Company had eliminated approximately 270 colleagues pursuant to the 2001 Plan. The estimated restructuring charge does not cover certain aspects of the 2001 Plan, including movement of equipment and employee relocation and training. These costs will be recognized in future periods as incurred.

     The asset impairments consist of long-lived assets, including fixed assets, buildings and manufacturing equipment from the facilities the Company intends to dispose of or discontinue, and goodwill. The carrying value of the long-lived assets written off was approximately $127.4 million as of December 31, 2001. Fixed assets that will be disposed of as part of the 2001 Plan were written down to their estimated residual values. For assets that will be sold currently, the Company measured impairment based on estimated proceeds on the sale of the facilities and equipment. These asset impairments have arisen as a consequence of the Company making the decision to exit these activities during the fourth quarter of 2001.

     Based on the current plan, the Company anticipates this charge will require cash payments of approximately $34.9 million combined with the $127.4 million write-off of assets and other future obligations of $15.8 million. The asset write-offs include $87.5 million of goodwill associated with Sebewaing and Milwaukee Press Operations, $20.6 million of property, plant and equipment associated with the Sebewaing operations and $12.1 million of property, plant and equipment associated with the Milwaukee Press Operations business that will be discontinued. Additionally, there was $7.2 million of property and building write downs associated with the decision to consolidate the Company's technical centers.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

     The accrual for operational realignment and other costs is included in accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2001. The table below summarizes the accrued operational realignment and other charges through December 31, 2001 (in millions):

                                                         SEVERANCE AND
                                              ASSET      OUTPLACEMENT    OTHER EXIT
                                           IMPAIRMENTS       COSTS         COSTS       TOTAL
                                           -----------   -------------   ----------   -------
Provision and reclassifications..........    $ 127.4         $24.6         $26.1      $ 178.1
Reclassification from 2000 Plan..........         --            --           5.9          5.9
Cash payments............................         --          (0.7)         (0.6)        (1.3)
Non cash charges.........................     (127.4)           --            --       (127.4)
                                             -------         -----         -----      -------
Balance at December 31, 2001.............    $    --         $23.9         $31.4      $  55.3
                                             =======         =====         =====      =======

  SUBSEQUENT EVENT (UNAUDITED):

     On January 31, 2002, the Company announced that it will discontinue the remaining stamping and ancillary processes currently performed at the Company's Milwaukee Press Operations and relocate the remaining work to other Tower locations or Tier II suppliers. The Company expects to complete the transfer process during the second quarter of 2002. As a result of these efforts, the Company expects to record a restructuring charge in the first quarter of 2002 totaling approximately $75 million.

  HEAVY TRUCK AND KALAMAZOO STAMPING OPERATIONS:

     In October 2000, the Company's board of directors approved a comprehensive operational realignment plan (the "2000 Plan") to improve the Company's long-term competitive position and lower its cost structure. The 2000 Plan included phasing out the heavy truck rail manufacturing in Milwaukee, Wisconsin; reducing stamping capacity by closing the Kalamazoo, Michigan facility; and consolidating related support activities across the enterprise. The Company recognized a charge to operations of approximately $141.3 million in the fourth quarter of 2000, which reflected the estimated qualifying "exit costs" to be incurred over the ensuing twelve months.

     The 2000 Plan charge included costs associated with asset impairments, severance and outplacement costs related to employee terminations, loss contract provisions and certain other exit costs. These activities resulted in a reduction of approximately 850 employees.

     The asset impairments consisted of long-lived assets, including fixed assets, manufacturing equipment and land, from the facilities the Company intends to dispose of or discontinue. For assets that were disposed of currently, the Company measured impairment based on estimated proceeds on the sale of the facilities and equipment. The carrying value of the long-lived assets held for sale or disposal was approximately $3.8 million as of December 31, 2001. For assets that will be held and used in the future, the Company prepared a forecast of expected undiscounted cash flows to determine whether asset impairment existed, and used fair values to measure the required write-downs. These asset impairments have arisen as a consequence of the Company making the decision to exit these activities during the fourth quarter of 2000.

     The Company anticipated this charge would require cash payments of approximately $37.6 million combined with the write-off of assets having a book value of approximately $103.7 million. Actual amounts have been revised by $5.9 million compared to the original estimate. The assets written off included Milwaukee heavy truck rail manufacturing machinery and equipment of approximately $47.3 million, Milwaukee and corporate campus support operating assets of approximately $46.1 million, Kalamazoo

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
stamping operation's land, buildings and equipment of approximately $5.7 million and Granite City stamping, machinery and equipment of $4.6 million.

     The accrual for the 2000 Plan has been fully utilized and revised as of December 31, 2001. The table below summarizes the accrued operational realignment and other charges through December 31, 2001 (in millions):

                                               SEVERANCE AND
                                    ASSET      OUTPLACEMENT      LOSS      OTHER EXIT
                                 IMPAIRMENTS       COSTS       CONTRACTS     COSTS       TOTAL
                                 -----------   -------------   ---------   ----------   -------
Provision......................    $ 103.7        $  25.2        $ 8.1       $ 4.3      $ 141.3
Cash payments..................         --           (8.7)        (2.5)       (0.3)       (11.5)
Non cash charges...............     (103.7)            --           --          --       (103.7)
                                   -------        -------        -----       -----      -------
                                                   (103.7)          --          --           --
Balance at December 31, 2000...         --           16.5          5.6         4.0         26.1
Cash payments..................         --          (13.6)        (4.2)       (2.4)       (20.2)
Revision of estimate...........         --           (2.9)        (1.4)       (1.6)        (5.9)
                                   -------        -------        -----       -----      -------
Balance at December 31, 2001...    $    --        $    --        $  --       $  --      $    --
                                   =======        =======        =====       =====      =======

  NON-RESTRUCTURING ASSET IMPAIRMENTS:

     The restructuring and asset impairment charges line on the accompanying consolidated statement of operations is comprised of both restructuring and non-restructuring related asset impairments. The components of that line are as follows for each of the three years ending December 31, 2001 (in millions):

                                                               2001     2000    1999
                                                              ------   ------   ----
Restructuring and related asset impairments.................  $178.1   $141.3    $--
Other goodwill and asset impairments........................   205.6       --    --
                                                              ------   ------    --
Total.......................................................  $383.7   $141.3    $--
                                                              ======   ======    ==

     The other goodwill and asset impairment charges recorded in 2001 are a result of the Company's review of the carrying amount of certain of its goodwill, fixed assets, and certain investments based upon the Company's current operating plans (including the organizational realignment initiative discussed above) and current and forecasted trends in the automotive industry. Based upon a review of anticipated cash flows, the Company determined that goodwill assigned to two of its plants was impaired and was written off. In addition, the Company identified assets which no longer had sufficient cash flows to support their carrying amounts and were written down to fair value, including its investment in J.L. French.

     The total of the other goodwill and asset impairment charges included above is as follows (in millions):

Goodwill writedown..........................................   $108.6
Other asset impairments.....................................     50.7
Investment in J.L. French impairment........................     46.3
                                                               ------
     Total..................................................   $205.6
                                                               ======

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

4.  STOCKHOLDERS' INVESTMENT:

  SALE OF COMMON STOCK:

     On August 30, 2001, the Company issued 3,636,400 shares of common stock (par value $0.01 per share) at a price of $11.00 per share in a private placement transaction. The Company used the net proceeds of approximately $37.5 million to repay outstanding indebtedness under its revolving credit facility.

  STOCK REPURCHASE:

     On May 26, 2000, the Company announced that its board of directors approved the purchase of up to $100 million of its common stock, if authorized by the executive committee of the board. The shares may be purchased in the open market at prevailing prices and at times and amounts to be determined by the board's executive committee as market conditions and the Company's capital position warrant. During the year ended December 31, 2000, approximately 4.1 million shares at a total cost of approximately $40.2 million were purchased. The repurchased shares were placed in treasury and were reissued during 2001 for general corporate purposes. There were no shares repurchased during 2001.

  EARNINGS PER SHARE:

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share for the 1999 period was calculated on the following assumptions: (i) the Edgewood notes were converted at the beginning of the respective periods,
(ii) the Convertible Subordinated Notes were converted at the beginning of the respective periods, and (iii) the Preferred Securities (as defined in Note 5) were converted at the beginning of the period. The Convertible Subordinated Notes and Preferred Securities were not included in the computation of earnings per share for the year ended December 31, 2001 and 2000, due to their anti-dilutive effect. In addition, common stock equivalents relating to options and Edgewood notes totaling approximately 230,000 shares, using the treasury stock method, were excluded from the calculation of earnings per share in 2001 because their impact was anti-dilutive.

                                                              YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                           2001          2000         1999
                                                       ------------   ----------   -----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss)....................................   $(267,524)     $13,434      $117,088
Interest expense on Edgewood notes, net of tax.......          --           30            33
Interest expense on Convertible Subordinated Notes,
  net of tax.........................................          --           --         6,508
Dividends on Preferred Securities, net of tax........          --           --        10,480
                                                        ---------      -------      --------
Net income (loss) applicable to common stockholders--
  diluted............................................   $(267,524)     $13,464      $134,109
                                                        =========      =======      ========

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                                                              YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                           2001          2000         1999
                                                       ------------   ----------   -----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Weighted average number of common shares
  outstanding........................................      45,597       47,100        46,934
Dilutive effect of outstanding stock options and
  warrants after application of the treasury stock
  method.............................................          --          171           560
Dilutive effect of Edgewood notes, assuming
  conversion.........................................          --          289           326
Dilutive effect of Convertible Subordinated Notes,
  assuming conversion................................          --           --         7,729
Dilutive effect of Preferred Securities, assuming
  conversion.........................................          --           --         8,425
                                                        ---------      -------      --------
Diluted shares outstanding...........................      45,597       47,560        63,974
                                                        =========      =======      ========
Basic earnings (loss) per share......................   $   (5.87)     $  0.29      $   2.50
                                                        =========      =======      ========
Diluted earnings (loss) per share....................   $   (5.87)     $  0.28      $   2.10
                                                        =========      =======      ========

  STOCK OPTION PLAN:

     The Company sponsors the 1994 Key Employee Stock Option Plan (the "Stock Option Plan"), under which any person who is a full-time, salaried employee of the Company (excluding non-management directors) is eligible to participate in the Stock Option Plan (an "Employee Participant"). A committee of the board of directors selects the Employee Participants and determines the terms and conditions of the options. The Stock Option Plan provides for the issuance of options up to 3,000,000 shares of Common Stock at exercise prices equal to the stock market price on the date of grant, subject to certain adjustments reflecting changes in the Company's capitalization. Information regarding the Stock Option Plan is as follows:

                                                                               WEIGHTED
                                                                  WEIGHTED   AVERAGE FAIR
                                      SHARES                      AVERAGE      VALUE OF     EXERCISABLE
                                      UNDER                       EXERCISE     OPTIONS       AT END OF
                                      OPTION     EXERCISE PRICE    PRICE       GRANTED         YEAR
                                    ----------   --------------   --------   ------------   -----------
Outstanding, December 31, 1998....   1,853,350   $ 4.00 - 25.75    $17.89       $10.43        252,100
  Granted.........................     795,500            19.25     19.25
  Exercised.......................    (125,000)    4.00 - 18.94      8.54
  Forfeited.......................     (81,000)    7.56 - 22.97     20.05
                                    ----------   --------------    ------
Outstanding, December 31, 1999....   2,442,850     4.00 - 25.75     13.07         9.51        552,475
  Exercised.......................     (56,000)    4.00 -  7.56      6.48
  Forfeited.......................    (366,500)    4.00 - 25.75     19.20
                                    ----------   --------------    ------
Outstanding, December 31, 2000....   2,020,350     4.00 - 22.97     19.00         9.72        978,725
  Exercised.......................     (42,750)    4.00 -  7.56      6.60
  Converted to restricted stock...  (1,251,500)   17.13 - 22.97     19.98
  Forfeited.......................    (223,500)    4.00 - 22.97     19.70
                                    ----------   --------------    ------
Outstanding, December 31, 2001....     502,600   $ 4.00 - 22.97    $17.29       $ 8.85        378,600
                                    ==========   ==============    ======

     The weighted average exercise price of options exercisable at end of year was $16.59 at December 31, 2001, $18.13 at December 31, 2000 and $16.48 at
December 31, 1999.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

     All options granted in the stock option plan have a contractual life of 10 years from the date of grant and vest ratably over a four-year period from the date of grant.

     In March 1999, the Company's board of directors adopted and shareholders approved the Tower Automotive Inc. Long Term Incentive Plan ("Incentive Plan"). The Incentive Plan is designed to promote the long term success of the Company through stock based compensation by aligning the interests of participants with those of its stockholders. Eligible participants under the Incentive Plan include key company colleagues, directors, and outside consultants. Awards under the Incentive Plan may include stock options, stock appreciation rights, performance shares, and other stock based awards. The Incentive Plan provides for the issuance of up to 3,000,000 shares of common stock. A committee of the board of directors is responsible for administration, participant selection, and determination of terms and conditions of the Incentive Plan. Information regarding the Incentive Plan is as follows:

                                                                               WEIGHTED
                                                                               AVERAGE
                                                                    WEIGHTED     FAIR
                                        SHARES                      AVERAGE    VALUE OF   EXERCISABLE
                                         UNDER                      EXERCISE   OPTIONS     AT END OF
                                        OPTION     EXERCISE PRICE    PRICE     GRANTED       YEAR
                                       ---------   --------------   --------   --------   -----------
Granted..............................    405,000   $        19.25    $19.25
Granted..............................    121,490            26.81     26.81
                                       ---------   --------------    ------
Outstanding, December 31, 1999.......    526,490    19.25 - 26.81     20.99     $9.08            --
Granted..............................  1,315,480            13.19     13.19
Granted..............................    120,000            15.56     15.56
Granted..............................     60,000            12.06     12.06
Granted..............................      5,000            11.94     11.94
Granted..............................      5,000             9.63      9.63
Granted..............................      5,000            10.75     10.75
Granted..............................     10,000            10.19     10.19
Granted..............................    120,000             9.13      9.13
Forfeited............................   (179,000)   13.19 - 19.25     18.44
                                       ---------   --------------    ------
Outstanding, December 31, 2000.......  1,987,970     9.13 - 26.81     14.61      7.94        70,000
Granted..............................    918,450            11.33     11.33
Converted to restricted stock........   (252,000)           19.25     19.25
Forfeited............................   (273,450)    9.13 - 13.19     10.62
                                       ---------   --------------    ------
Outstanding, December 31, 2001.......  2,380,970   $ 9.63 - 26.81    $13.36     $7.48       373,783
                                       =========   ==============    ======

     Options granted in each of the past three years have a remaining contractual life of five to 10 years and vest ratably over a four-year period from the date of grant. The weighted average exercise price of options exercisable under the Incentive Plan was $13.65 at December 31, 2001 and $19.25 at December 31, 2000. No options issued under the Incentive Plan were exercisable as of December 31, 1999.

  INDEPENDENT DIRECTOR STOCK OPTION PLAN:

     In February 1996, the Company's board of directors approved the Tower Automotive, Inc. Independent Director Stock Option Plan (the "Director Option Plan") that provides for the issuance of options to Independent Directors, as defined, to acquire up to 200,000 shares of the Company's Common Stock, subject to certain adjustments reflecting changes in the Company's capitalization. The option exercise price must be at least equal to the fair value of the Common Stock at the time the option is

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
issued. Vesting is determined by the board of directors at the date of grant and in no event can be less than six months from the date of grant. Information regarding the Director Option Plan is as follows:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                             WEIGHTED     FAIR
                                  SHARES                     AVERAGE    VALUE OF   EXERCISABLE
                                   UNDER                     EXERCISE   OPTIONS     AT END OF
                                  OPTION    EXERCISE PRICE    PRICE     GRANTED       YEAR
                                  -------   --------------   --------   --------   -----------
Outstanding, December 31,
  1998..........................  123,000   $7.56 - 22.97     $15.37     $8.38        49,800
  Granted.......................   40,000           19.25      19.25
                                  -------   -------------     ------
Outstanding, December 31,
  1999..........................  163,000    7.56 - 22.97      16.32      8.70        90,600
  Forfeited.....................  (41,000)   7.56 - 22.97      15.37
                                  -------   -------------     ------
Outstanding, December 31,
  2000..........................  122,000    7.56 - 22.97      16.64      8.80        91,200
  Forfeited.....................   (6,800)          19.25      19.25
                                  -------   -------------     ------
Outstanding, December 31,
  2001..........................  115,200   $7.56 - 22.97     $16.49     $8.75       108,400
                                  =======   =============     ======

     The weighted average exercise price of options exercisable under the Director Option Plan was $16.31 at December 31, 2001, $15.59 at December 31, 2000 and $13.56 at December 31, 1999.

  EMPLOYEE STOCK PURCHASE PLAN:

     The Company also sponsors an employee stock discount purchase plan which provides for the sale of up to 1,000,000 shares of the Company's Common Stock at discounted purchase prices, subject to certain limitations. The cost per share under this plan is 85 percent of the market value of the Company's Common Stock at the date of purchase, as defined. During the year ended December 31, 2001, 172,502 shares of Common Stock were issued to employees pursuant to this plan, 224,342 shares of Common Stock were issued during the year ended December 31, 2000, and 222,574 shares of Common Stock were issued during the year ended December 31, 1999. The weighted average fair value of shares sold in 2001, 2000, and 1999 was $6.64, $11.23, and $16.09, respectively.

  DEFERRED STOCK PLANS:

     The Company sponsors the Tower Automotive, Inc. Key Leadership Deferred Income Stock Purchase Plan and the Tower Automotive, Inc. Director Deferred Stock Purchase Plan (the "Deferred Stock Plans"), which allow certain employees to defer receipt of all or a portion of their annual cash bonus and outside directors to defer all or a portion of their annual retainer. The Company makes a matching contribution of one-third of the deferral. The Company matching contribution vests on the 15th day of December of the second plan year following the date of the deferral. In accordance with the terms of the plans, the deferral and Company's matching contribution may be placed in a "Rabbi" trust, which invests solely in the Company's Common Stock. This trust arrangement offers a degree of assurance for ultimate payment of benefits without causing constructive receipt for income tax purposes. Distributions from the trust can only be made in the form of the Company's Common Stock. The assets in the trust remain subject to the claims of creditors of the Company and are not the property of the employee or outside director; therefore, they are included as a separate component of stockholders' investment under the caption Deferred Compensation Plans. The Company recorded $1.3 million, $4.5 million and $4.4 million of expense related to these plans during the years ended December 31, 2001, 2000 and 1999, respectively.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

  RESTRICTED STOCK:

     In July 2001, the Company offered to its existing colleagues, and certain consultants, the right to exchange the Company stock options, having an exercise price of $17.125 or more, for shares of restricted stock. As a result of the offer, effective September 17, 2001, the Company issued approximately 530,671 shares of its common stock in exchange for the surrender of options to purchase a total of 1,503,500 shares of the Company's Common Stock. The cost of this exchange was recorded in stockholders' investment as deferred compensation based upon the fair value of stock issued and is being expensed as the restrictions lapse.

  SUPPLEMENTAL RETIREMENT PLAN:

     During 2001, the Company's board of directors approved the Tower Automotive Supplemental Retirement Plan (the "Supplemental Retirement Plan"), which allows certain employees who are restricted in their contributions to the Tower Automotive Retirement Plan by certain statutory limitations on benefits to defer receipt of all or a portion of their annual cash compensation. The Company makes a matching contribution based on the terms of the plan. The Company's matching contributions vests on the first day of the third plan year following the date of the employee's deferral. The Company recorded $0.4 million of compensation expense related to this plan during the year ended December 31, 2001.

  STOCK-BASED COMPENSATION PLANS:

     As discussed above, the Company has three stock option plans: the Stock Option Plan, the Long Term Incentive Plan and the Independent Director Stock Option Plan. Additionally the Company has two stock purchase plans: the Employee Stock Purchase Plan and the Deferred Income Stock Plan. The Company has elected to continue to account for these plans under APB No. 25, under which no compensation cost has been recognized for employee groups and directors eligible for the plans. Had compensation cost for these plans been determined as required under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net income (loss) and pro forma earnings per share would have been as follows (in thousands, except per share data):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       ---------   -------   --------
Net income (loss)
  As Reported.......................................   $(267,524)  $13,434   $117,088
  Pro Forma.........................................    (271,396)    5,001    109,003
Basic earnings (loss) per share
  As Reported.......................................   $   (5.87)  $  0.29   $   2.50
  Pro Forma.........................................       (5.95)     0.11       2.33
Diluted earnings (loss) per share
  As Reported.......................................   $   (5.87)  $  0.28   $   2.10
  Pro Forma.........................................       (5.95)     0.11       1.97

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: Risk free interest rates of 4.88 percent in 2001, 5.56 percent to
6.72 percent in 2000, and 4.54 percent in 1999; expected life of seven years for 2001, 2000, and 1999; expected volatility of 52 percent in 2001, 49 percent in 2000, and 40 percent in 1999; expected dividends of zero.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

  OTHER COMMON STOCK EQUIVALENTS:

     In connection with the acquisition of Edgewood Tool and Manufacturing Company ("Edgewood") in May 1994, the Company issued options to acquire 205,968 shares of Common Stock at an exercise price of $3.28 per share. These options are fully exercisable through 2004. As of December 31, 2001, all of these options were exercisable.

     In connection with the acquisition of MSTI in May 1996, the Company issued warrants to MascoTech, Inc. ("MascoTech") to acquire 400,000 shares of Common Stock at an exercise price of $9 per share. On May 5, 2000, MascoTech exercised all of the warrants outstanding under this agreement.

     In addition, the Company has Convertible Subordinated Notes outstanding as discussed in Note 8, and Convertible Preferred Securities as discussed in Note 5.

  DIVIDENDS:

     The Company has not declared or paid any cash dividends in the past. As discussed in Note 8, the Company's debt agreements restrict the amount of dividends the Company can declare or pay. As of December 31, 2001, under the most restrictive debt covenants, the Company could not have paid any cash dividends.

5.  MANDATORILY REDEEMABLE TRUST CONVERTIBLE PREFERRED SECURITIES:

     On June 9, 1998, Tower Automotive Capital Trust (the "Preferred Issuer"), a wholly owned statutory business trust of the Company, completed the offering of $258.8 million of its 6 3/4 percent Trust Convertible Preferred Securities ("Preferred Securities"), resulting in net proceeds of approximately $249.7 million. The Preferred Securities are redeemable, in whole or in part, on or after June 30, 2001 and all Preferred Securities must be redeemed no later than June 30, 2018. The Preferred Securities are convertible, at the option of the holder, into common stock of the Company at a rate of 1.6280 shares of common stock for each Preferred Security, which is equivalent to a conversion price of $30.713 per share. The net proceeds of the offering were used to repay outstanding indebtedness. Minority interest reflected in the accompanying consolidated statements of operations represents dividends on the Preferred Securities at a rate of 6 3/4 percent, net of income tax benefits at the Company's incremental tax rate of 39 percent in 2001 and 40 percent in 2000 and 1999.

     No separate financial statements of the Preferred Issuer have been included herein. The Company does not consider that such financial statements would be material to holders of Preferred Securities because (i) all of the voting securities of the Preferred Issuer are owned, directly or indirectly, by the Company, a reporting company under the Exchange Act, (ii) the Preferred Issuer has no independent operations and exists for the sole purpose of issuing securities representing undivided beneficial interests in the assets of the Preferred Issuer and investing the proceeds thereof in 6 3/4 percent Convertible Subordinated Debentures due June 30, 2018 issued by the Company and (iii) the obligations of the Preferred Issuer under the Preferred Securities are fully and unconditionally guaranteed by the Company.

6.  ACQUISITIONS AND INVESTMENT IN JOINT VENTURES:

  ACQUISITIONS:

     On November 30, 2000 the Company completed the acquisition of Strojarne Malacky, a.s. ("Presskam"), a manufacturer of upper body structural assemblies for Volkswagen, Porsche and Skoda, located in Bratislava, Slovakia. The Company paid total consideration of approximately $10 million for Presskam and intends to use the investment to further support Volkswagen's Bratislava assembly operation.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

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

     Effective January 1, 2000, the Company acquired all of the outstanding shares of Dr. Meleghy GmbH & Co. KG Werkzeugbau und Presswerk, Bergisch Gladbach ("Dr. Meleghy") for approximately $86 million plus earnout payments of $2.7 million paid in 2001 and $26.9 million to be paid in 2002. Dr. Meleghy designs and produces structural stampings, assemblies, exposed surface panels and modules to the European automotive industry. Dr. Meleghy also designs and manufactures tools and dies for use in its production and for the external market. Dr. Meleghy operates three facilities in Germany and one facility in both Hungary and Poland. Dr. Meleghy's main customers include DaimlerChrysler, Audi, Volkswagen, Ford, Opel, and BMW. Products offered by Dr. Meleghy include body side panels, floor pan assemblies, and miscellaneous structural stampings.

     On October 29, 1999, the Company invested $21 million for new shares representing a 49 percent equity interest in Seojin Industrial Company Limited ("Seojin"). Seojin is a supplier of frames, modules and structural components to the Korean automotive industry. In addition, the Company advanced $19 million to Seojin in exchange for variable rate convertible bonds (the "Bonds") due October 30, 2009. The conversion rate was based on a predetermined formula that would increase the Company's equity interest to 66 percent. On October 31, 2000, the Company exercised its right to convert the bonds into 17 percent of the common stock of Seojin. Based upon the formula for conversion of the Seojin bonds, the Company paid an additional $1.2 million for the 17 percent equity interest.

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

     In conjunction with its acquisitions, reserves have been established for certain costs associated with facility shutdown and consolidation activities, for general and payroll related costs primarily for planned

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
employee termination activities, and for provisions for acquired loss contracts. A rollforward of these reserves is as follows (in millions):

                                                     FACILITY         PAYROLL        LOSS
                                                  SHUTDOWN COSTS   RELATED COSTS   CONTRACTS
                                                  --------------   -------------   ---------
December 31, 1999...............................      $13.8            $ 6.4        $ 24.8
  Additions.....................................        1.0               --          12.3
  Utilizations..................................       (7.5)            (2.6)         (8.4)
                                                      -----            -----        ------
December 31, 2000...............................        7.3              3.8          28.7
  Additions.....................................         --               --            --
  Utilization...................................       (2.1)            (2.7)        (11.7)
                                                      -----            -----        ------
December 31, 2001...............................      $ 5.2            $ 1.1        $ 17.0
                                                      =====            =====        ======

     The timing of facility shutdown and consolidation activities were adjusted to reflect customer concerns with supply interruption. As of December 31, 2001, the facilities have been shutdown, but the Company continues to incur costs related to maintenance, taxes and other costs related to buildings that are held for sale. These reserves have been utilized as originally intended and management believes the liabilities recorded for shutdown and consolidation activities are adequate but not excessive as of December 31, 2001.

     A reconciliation of the purchase accounting liabilities detailed in the table above to the total purchase accounting liabilities shown in Note 2 follows (in millions):

                                                              DECEMBER 31,
                                                              -------------
                                                              2001    2000
                                                              -----   -----
Facility shutdown costs.....................................  $ 5.2   $ 7.3
Payroll-related costs.......................................    1.1     3.8
Loss contracts..............................................   17.0    28.7
Environmental liabilities...................................   10.8    12.5
Customer obligations........................................    2.7     4.4
Legal and other.............................................    6.3    11.7
                                                              -----   -----
     Total purchase accounting reserves.....................  $43.1   $68.4
                                                              =====   =====

  INVESTMENT IN JOINT VENTURES:

     On January 2, 2001, the Company invested approximately $2 million in the formation of a prototyping joint venture with Carron Industries. The joint venture, Carron Prototype Center, located in Inkster, Michigan, provides the Company with detail stamping and tooling capabilities and has capacity for full frame prototypes and vehicle builds. The Company accounts for this investment using the cost method.

     On September 21, 2000, the Company acquired a 17 percent equity interest in Yorozu Corporation ("Yorozu"), a supplier of suspension modules and structural parts to the Asian and North American automotive markets, from Nissan Motor Co. Ltd. ("Nissan"). Yorozu is based in Japan and is publicly traded on the first tier of the Tokyo Stock Exchange. Its principal customers include Nissan, Auto Alliance, General Motors, Ford, and Honda. The Company will pay Nissan approximately $68 million over two and one half years for the original 17 percent interest and an option to increase its holdings in Yorozu by 13.8 percent through the purchase of additional Yorozu shares, which was exercised on February 20, 2001. As of December 31, 2001, $29.5 million remains to be paid under these arrangements and is recorded as indebtedness on the Company's balance sheet. As of December 31, 2001, the traded market

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
value of shares held in Yorozu was $17.6 million and the Company's investment in Yorozu was $54.8 million. The Company has determined that the investment in Yorozu has not suffered a permanent decline in market value. This determination is based on the long-term nature of the investment and the fact that the Company believes that there is a significant premium associated with the large block of stock held.

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

     On October 14, 1999, the Company loaned $30.0 million to J. L. French Automotive Castings, Inc., ("J.L. French") in exchange for a convertible subordinated promissory note due October 14, 2009 that bears interest at 7.5 percent. On November 30, 2000, the Company exercised its option to convert the note into 7,124 shares of Class A "1" Common Stock of J. L. French, which has a
7.5 percent pay-in-kind dividend right.

     Additionally, on November 30, 2000, the Company invested $2.9 million in J.
L. French through the purchase of Class P Common Stock, which has an 8 percent pay-in-kind dividend right. On May 24, 2000, the Company invested $11.0 million in J. L. French through the purchase of Class A Common Stock. At December 31, 2001, the Company has an ownership interest of approximately 16 percent in J. L. French. As discussed in Note 3, the Company evaluated its investment in J.L. French and determined that the investment has been impaired. Due to this impairment, the Company recorded a charge of $46.3 million to write off the entire investment in J.L. French during the fourth quarter of 2001.

     The Company is a 40 percent partner in Metalsa S. de R.L. ("Metalsa") with Promotora de Empresas Zano, S.A. de C.V. ("Proeza"). Metalsa is the largest supplier of vehicle frames and structures in Mexico. In addition, the parties have entered into a technology sharing arrangement that enables both companies to utilize the latest available product and process technology. Metalsa is headquartered in Monterrey, Mexico and has manufacturing facilities in Monterrey and San Luis Potosi, Mexico. Metalsa's customers include DaimlerChrysler, General Motors, Ford, and Nissan. In connection with the original agreement, the Company paid $120 million to Proeza, with an additional amount of up to $45 million payable based upon net earnings of Metalsa for the years 1998, 1999 and 2000. Based upon Metalsa's 1998 and 1999 net earnings, the Company paid Proeza $9.0 million and $7.9 million of additional consideration during 1999 and 2000, respectively. Based upon Metalsa's 2000 net earnings, the Company paid $8.6 million of additional consideration during the first quarter of 2002.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

     Summarized unaudited financial information for Metalsa is as follows (in thousands):

                                                                DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
CONDENSED STATEMENTS OF EARNINGS
  Revenues...........................................  $280,543   $258,951   $239,902
  Operating income...................................  $ 31,940   $ 38,355   $ 54,104
  Net income.........................................  $ 21,520   $ 31,001   $ 28,679
                                                       ========   ========   ========
CONDENSED BALANCE SHEETS
  Current assets.....................................  $115,728   $ 79,182   $ 78,712
  Noncurrent assets..................................   303,717    234,105    147,901
                                                       --------   --------   --------
                                                       $419,445   $313,287   $226,613
                                                       ========   ========   ========
Current liabilities..................................  $ 64,502   $ 58,550   $ 45,288
Noncurrent liabilities...............................   157,819    105,517     55,293
Stockholders' investment.............................   197,124    149,220    126,032
                                                       --------   --------   --------
                                                       $419,445   $313,287   $226,613
                                                       ========   ========   ========

     The accompanying unaudited consolidated pro forma results of operations for the year ended December 31, 2000 give effect to the following as if they were completed at the beginning of the year: (i) the acquisitions of Algoods, Caterina, Seojin and Presskam, (ii) the refinancing of bank indebtedness under the new senior credit facility (Note 8), and (iii) the completion of the sale of the senior Euro notes and the application of the net proceeds therefrom (Note
8). The accompanying unaudited consolidated pro forma results of operations for the year ended December 31, 1999 give effect to the transactions described above and the following as if they were completed at the beginning of the year: (i) the acquisition of Active, (ii) the investment in Seojin, and (iii) the $325 million term loan add on facility (Note 8). The unaudited pro forma financial information does not purport to represent what the Company's results of operations would actually have been if such transactions in fact had occurred at such date or to project the Company's results of future operations (in thousands, except per share data):

                                                              PRO FORMA FOR THE YEARS
                                                                ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Revenues....................................................  $2,920,727   $2,896,176
Net income..................................................  $    9,276   $  123,109
Basic earnings per share....................................  $     0.20   $     2.63
Diluted earnings per share..................................  $     0.20   $     2.19

7.  DIVESTITURES:

     On December 7, 2000, the Company sold its Roanoke, Virginia heavy truck rail manufacturing business (the "Roanoke Heavy Truck Business") to its joint venture partner, Metalsa, for net proceeds of approximately $55 million, which approximated the book value of the net assets sold, plus an earnout of up to $30 million based on achieving certain profit levels over the three years following the sale. Through December 31, 2001, no additional payments have been earned. The net proceeds were used to repay outstanding indebtedness under the revolving credit facility. The results of operations of the Roanoke Heavy Truck Business are not significant to the operating results of the Company as a whole and have, therefore, been excluded from the pro forma financial information in Note 6.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

8.  LONG-TERM DEBT:

     Long-term debt consisted of the following (in thousands):

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2001         2000
                                                              ---------   ----------
Revolving credit facility, due July 2006, interest at prime
  or LIBOR plus a margin ranging from 0 to 200 basis points
  (3.5 percent at December 31, 2001 and 8.45 percent at
  December 31, 2000)........................................  $   9,300   $  274,000
Revolving credit facility, multi currency borrowings, due
  July 2006, interest at prime or LIBOR plus a margin
  ranging from 0 to 200 basis points (4.26 percent at
  December 31, 2001 and 5.89 percent at December 31, 2000)..     91,308       71,919
Term credit facility, due in quarterly repayments beginning
  June 2002 to July 2006. Interest at prime or LIBOR plus a
  margin ranging from 0 to 200 basis points (3.85 percent at
  December 31, 2001 and 8.27 percent at December 31,
  2000).....................................................    325,000      325,000
R. J. Tower Corporation 9.25 percent Senior Euro Notes due
  August 2010...............................................    133,560      141,330
Industrial development revenue bonds, due in lump sum
  payments in June 2024 and March 2025, interest payable
  monthly at a rate adjusted weekly by the bond remarketing
  agent (2.17 percent at December 31, 2001 and 6.82 percent
  at December 31, 2000).....................................     43,765       43,765
Convertible Edgewood notes, due May 2003, interest at 5.75
  percent payable quarterly.................................         50          878
Other foreign subsidiary indebtedness, consisting primarily
  of borrowings at Seojin, interest ranging from 4.53
  percent to 13.82 percent, renewable annually..............    136,987      151,171
Other.......................................................     30,474       72,969
                                                              ---------   ----------
                                                                770,444    1,081,032
Less -- Current maturities..................................   (169,360)    (147,590)
                                                              ---------   ----------
                                                              $ 601,084   $  933,442
                                                              =========   ==========

     Future maturities of long-term debt as of December 31, 2001 are as follows (in thousands):


2002........................................................  $169,360
2003........................................................    97,157
2004........................................................    77,685
2005........................................................    84,223
2006........................................................   148,108
Thereafter..................................................   193,911
                                                              --------
                                                              $770,444
                                                              ========

     On July 25, 2000, the Company replaced its previous $750 million amortizing credit agreement with a new six-year $1.15 billion senior unsecured credit agreement. The new credit agreement includes a non-amortizing revolving facility of $825 million along with an amortizing term loan of $325 million. The new facility also includes a multi-currency borrowing feature that allows the Company to borrow up to $500 million in certain freely tradable offshore currencies, and letter of credit sublimits of $100 million. As of December 31, 2001, $20.0 million of the outstanding borrowings are denominated in Japanese yen, $55.6 million are denominated in Euro, and $15.7 million are denominated in Canadian dollars. Interest on

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
the new credit facility is at the financial institutions' reference rate, LIBOR, or the Eurodollar rate plus a margin ranging from 0 to 200 basis points depending on the ratio of the consolidated funded debt for restricted subsidiaries of the Company to its total EBITDA. The weighted average interest rate for such borrowings was 7.0 percent and 7.3 percent for years ended December 31, 2001 and 2000, respectively. The new credit agreement has a final maturity of 2006. As a result of the debt replacement, the Company recorded an extraordinary loss, net of tax, of $3.0 million during the third quarter of 2000.

     The Credit Agreement requires the Company to meet certain financial tests, including but not limited to a minimum interest coverage and maximum leverage ratio. The credit agreement limits the Company's ability to pay dividends. As of December 31, 2001, the Company was in compliance with all debt covenants.

     On July 25, 2000, R. J. Tower Corporation (the "Issuer"), a wholly-owned subsidiary of the Company, issued Euro-denominated senior unsecured notes in the amount of E150 million ($133.6 million at December 31, 2001). The notes bear interest at a rate of 9.25 percent, payable semi-annually. The notes rank equally with all of the Company's other unsecured and unsubordinated debt. The net proceeds after issuance costs were used to repay a portion of the Company's existing Euro-denominated indebtedness under its credit facility. The notes mature on August 1, 2010.

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

     For the periods presented through July 24, 2000, the Company's Credit Agreement included an amortizing revolving credit facility that provided for borrowings of up to $750 million on an unsecured basis with a letter of credit sublimit of $75 million. Interest on the credit facility was at the prime rate or LIBOR plus a margin ranging from 17 to 50 basis points depending upon the ratio of the consolidated indebtedness of the Company to its total capitalization.

     In July 1997, the Company completed the offering of $200 million of Convertible Subordinated Notes (the "Notes"). The Notes bear interest at 5 percent, are unsecured, due on August 1, 2004 and are convertible into Common Stock at a conversion price of $25.88 per share. The Company may make optional redemptions of the Notes after August 1, 2000 at amounts ranging from 102.857 percent to 100.714 percent of face value. In the event of a change in control (as defined) the holders of the Notes may require the Company to redeem the Notes at face value plus accrued interest. Proceeds from the Notes were used to repay outstanding indebtedness under the revolving credit facility.

     In 1994 and 1995, the Company issued $25.0 million and $20.0 million, respectively, of industrial development revenue bonds related to the construction and equipping of a manufacturing facility in Bardstown, Kentucky. The bonds are collateralized by letters of credit.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

9.  INCOME TAXES:

     The provision for income taxes consisted of the following (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2001       2000      1999
                                                        --------   --------   -------
Currently payable --
  Domestic............................................  $    201   $ 19,383   $25,422
  Foreign.............................................     7,245      6,609     3,916
                                                        --------   --------   -------
     Total............................................     7,446     25,992    29,338
Deferred --
  Domestic............................................   (75,139)   (13,264)   46,994
  Foreign.............................................    (5,619)   (10,109)   (1,466)
                                                        --------   --------   -------
     Total............................................   (80,758)   (23,373)   45,528
                                                        --------   --------   -------
     Total............................................  $(73,312)  $  2,619   $74,866
                                                        ========   ========   =======

     A reconciliation of income taxes computed at the statutory rates to the reported income tax provision is as follows (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2001       2000     1999
                                                         ---------   ------   -------
Taxes at federal statutory rates.......................  $(120,514)  $2,463   $65,508
State income taxes, net of federal benefit.............      2,503      852     4,940
Effect of permanent differences, primarily interest
  expense and nondeductible goodwill...................     32,174     (696)    4,418
Valuation allowance....................................     16,254       --        --
Foreign provision in excess of (less than) U.S. tax
  rate.................................................     (3,729)      --        --
                                                         ---------   ------   -------
     Total.............................................  $ (73,312)  $2,619   $74,866
                                                         =========   ======   =======

     The summary of income (loss) before provision (benefit) for income taxes, equity in earnings of joint ventures, minority interests and extraordinary items consisted of the following (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       ---------   -------   --------
Domestic.............................................  $(364,688)  $(4,669)  $183,113
Foreign..............................................     20,362    11,706      4,053
                                                       ---------   -------   --------
     Total...........................................  $(344,326)  $ 7,037   $187,166
                                                       =========   =======   ========

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

     A summary of deferred income tax assets (liabilities) is as follows (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2001       2000
                                                              --------   ---------
Deferred Income Tax Assets:
  Accrued compensation costs................................  $ 11,569   $   8,446
  Postretirement benefit obligations........................    31,952      39,435
  Loss contracts............................................     5,397      14,950
  Facility closure and consolidation costs..................    48,009      37,626
  Net operating loss carryforwards and tax credits..........    76,618      34,365
  Investment valuation adjustments..........................    16,254          --
  Other reserves and accruals not currently deductible for
     tax purposes...........................................    10,975      23,524
                                                              --------   ---------
                                                               200,774     158,346
     Less: Valuation allowance..............................   (16,254)         --
                                                              --------   ---------
     Total deferred income tax assets.......................   184,520     158,346
Deferred Income Tax Liabilities -- Depreciation lives and
  methods...................................................   (96,736)   (151,320)
                                                              --------   ---------
     Net deferred tax assets................................  $ 87,784   $   7,026
                                                              ========   =========

     Net current deferred tax assets of $26.3 million in 2001 and $29.3 million in 2000 have been recorded in other current assets. The valuation allowance has been provided due to the uncertainty of the use of the tax benefit associated with a specific reserve recorded against the carrying value of a cost-based investment.

     The Company has an alternative minimum tax ("AMT") credit carryforward of approximately $21.1 million. The AMT credit has an indefinite carryforward period. The Company has federal net operating loss carryforwards ("NOL's") of approximately $69.5 million which expire 2020 through 2021 and various state NOL's that expire through 2021.

     The Company has not recorded deferred income taxes applicable to undistributed earnings of its foreign joint venture operations as all such earnings are deemed to be indefinitely reinvested in those operations. If the earnings of such joint ventures were not indefinitely reinvested, a deferred liability would have been required which would not have been material as of December 31, 2001 or 2000. Undistributed amounts, if remitted in the future, may not result in additional U.S. income taxes because of the use of available foreign tax credits at that time.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

10.  SEGMENT INFORMATION:

     The Company produces a broad range of assemblies and modules for vehicle body structures and suspension systems for the global automotive industry. These operations have similar characteristics including the nature of products, production processes and customers and produce lower vehicle structures, body structures (including Class A surfaces), suspension components, and modular assemblies for the automotive industry. Management reviews the operating results of the Company and makes decisions based upon two operating segments: United States/Canada and International. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see
Note 2). Financial information by segment is as follows (in thousands):

                                                  UNITED STATES/
                                                      CANADA       INTERNATIONAL     TOTAL
                                                  --------------   -------------   ----------
2001:
Revenues........................................    $1,777,361       $690,072      $2,467,433
Interest income.................................         4,859          1,695           6,554
Interest expense................................        66,580         13,739          80,319
Operating income (loss).........................      (315,387)        44,826        (270,561)
Total assets....................................     2,041,851        491,585       2,533,436
Capital expenditures, net.......................       131,455         62,500         193,955
Depreciation and amortization expense...........       126,863         33,030         159,893
Restructuring and asset impairment charges......       383,739             --         383,739
Provision (benefit) for income taxes............       (80,008)         6,696         (73,312)
2000:
Revenues........................................    $2,163,358       $368,595      $2,531,953
Interest income.................................         5,955            496           6,451
Interest expense................................        63,194          7,968          71,162
Operating income................................        45,463         26,285          71,748
Total assets....................................     2,516,000        376,747       2,892,747
Capital expenditures, net.......................        78,512         15,076          93,588
Depreciation and amortization expense...........       126,011         18,794         144,805
Restructuring and asset impairment charges......       141,326             --         141,326
Provision (benefit) for income taxes............        (2,963)         5,582           2,619
1999:
Revenues........................................    $2,042,998       $127,005      $2,170,003
Interest income.................................         1,338            172           1,510
Interest expense................................        35,965          3,526          39,491
Operating income................................       216,492          8,655         225,147
Total assets....................................     2,377,849        174,701       2,552,550
Capital expenditures, net.......................       185,926         11,389         197,315
Depreciation and amortization expense...........       104,731          6,880         111,611
Restructuring and asset impairment charges......            --             --              --
Provision for income taxes......................        73,139          1,727          74,866

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

     The following is a summary of revenues and long-lived assets by geographic location (in thousands):

                                                     YEARS ENDED DECEMBER 31,
                            ---------------------------------------------------------------------------
                                     2001                      2000                      1999
                            -----------------------   -----------------------   -----------------------
                                         LONG-LIVED                LONG-LIVED                LONG-LIVED
                             REVENUES      ASSETS      REVENUES      ASSETS      REVENUES      ASSETS
                            ----------   ----------   ----------   ----------   ----------   ----------
United States and
  Canada..................  $1,777,361   $  852,887   $2,163,358   $  985,215   $2,042,998   $1,034,745
Europe....................     278,789      121,993      256,970      114,920      127,005       58,082
Asia......................     376,040      159,940       91,270      118,254           --           --
Mexico and South America..      35,243       12,972       20,355       11,863           --           --
                            ----------   ----------   ----------   ----------   ----------   ----------
                            $2,467,433   $1,147,792   $2,531,953   $1,230,252   $2,170,003   $1,092,827
                            ==========   ==========   ==========   ==========   ==========   ==========

     Revenues are attributed to geographic locations based on the location of specific production. Long-lived assets consist of net property, plant and equipment and capitalized tooling, and excludes intangible assets.

     The following is a summary of the approximate composition by product category of the Company's revenues (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      2001         2000         1999
                                                   ----------   ----------   ----------
Body structures and assemblies (including Class A
  surfaces)......................................  $  971,858   $  998,407   $  543,175
Lower vehicle structures.........................     895,118    1,029,596    1,205,873
Suspension modules and systems...................     355,981      270,892      208,700
Suspension components............................     198,296      199,567      205,914
Other............................................      46,180       33,491        6,341
                                                   ----------   ----------   ----------
                                                   $2,467,433   $2,531,953   $2,170,003
                                                   ==========   ==========   ==========

     The Company sells its products directly to automotive manufacturers. Following is a summary of customers that accounted for 10 percent or more of consolidated revenues in any of the three years in the period ended December 31, 2001:

                                                              2001   2000   1999
                                                              ----   ----   ----
Ford........................................................   35%    37%    38%
DaimlerChrysler.............................................   25     31     29
Hyundai/Kia.................................................   12      4     --
General Motors..............................................    4      5     10

     Receivables from these customers represented 41 percent of total accounts receivable at December 31, 2001, 57 percent of total accounts receivable at December 31, 2000 and 65 percent of total accounts receivable at December 31, 1999.

11.  EMPLOYEE BENEFIT PLANS:

     The Company sponsors various pension and other postretirement benefit plans for its employees.

  RETIREMENT PLANS:

     The Company's UAW Retirement Income Plan and the Tower Automotive Pension Plan provides for substantially all union employees. Benefits under the plans are based on years of service. Contributions by

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
the Company are intended to provide not only for benefits attributed to service to date, but also for those benefits expected to be earned in the future. The Company's funding policy is to contribute annually the amounts sufficient to meet the higher of the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 or the minimum funding requirements under the Company's union contracts.

     The following tables provide a reconciliation of the changes in the benefit obligations and fair value of assets for the defined benefit pension plans (in thousands):

                                                                2001       2000
                                                              --------   --------
RECONCILIATION OF FAIR VALUE OF PLAN ASSETS:
Fair value of plan assets at the beginning of the year......  $104,884   $ 68,266
Actual return on plan assets................................   (10,746)     6,089
Employer contributions......................................        --     32,455
Benefits paid...............................................    (4,783)    (1,926)
                                                              --------   --------
     Fair value of plan assets at the end of the year.......  $ 89,355   $104,884
                                                              ========   ========
CHANGE IN BENEFIT OBLIGATIONS:
Benefit obligations at the beginning of the year............  $115,525   $ 99,282
Service cost................................................     9,956     11,676
Interest cost...............................................     9,883      8,126
Plan amendments.............................................        --      3,187
Actuarial loss (gain).......................................    11,171     (4,298)
Benefits paid...............................................    (4,783)    (1,926)
Curtailment loss (gain).....................................     1,422     (1,107)
Settlements.................................................        --        585
Special termination benefit.................................       311         --
                                                              --------   --------
     Benefit obligations at the end of the year.............  $143,485   $115,525
                                                              ========   ========
FUNDED STATUS RECONCILIATION:
Funded status...............................................  $(54,130)  $(10,642)
Unrecognized transition asset...............................       (67)       (98)
Unrecognized prior service cost.............................     9,787     23,702
Unrecognized actuarial losses (gains).......................    25,065     (8,378)
                                                              --------   --------
     Net amount recognized..................................  $(19,345)  $  4,584
                                                              ========   ========
AMOUNTS RECOGNIZED IN THE BALANCE SHEET AS OF EACH YEAR END:
Accrued benefit liability...................................  $(51,396)  $(10,772)
Intangible asset............................................     9,787     15,356
Accumulated other comprehensive income......................    22,264         --
                                                              --------   --------
     Net amount recognized..................................  $(19,345)  $  4,584
                                                              ========   ========

     The Tower Automotive Pension Plan was the only pension plan with an accumulated benefit obligation in excess of plan assets. The plan's accumulated benefit obligation was $133.9 million and $108.9 million at September 30, 2001 and 2000, respectively. The fair value of the assets was $84.1 million and $98.5 million at September 30, 2001 and 2000, respectively.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

     In connection with the comprehensive realignment plans discussed in Note 3, benefits for certain employees covered by the Tower Automotive Pension Plan and the UAW Retirement Income Plan are accounted for as a curtailment for the periods ending December 31, 2001 and 2000.

     The following table provides the components of net periodic benefit cost for the plans for the years ended December 31, 2001, 2000, and 1999 (in thousands):

                                                           2001      2000      1999
                                                          -------   -------   -------
Service cost............................................  $ 9,956   $11,677   $11,350
Interest cost...........................................    9,883     8,126     4,702
Expected return on plan assets..........................   (9,815)   (7,431)   (2,980)
Amortization of transition asset........................      (31)      (31)      (31)
Amortization of prior-service cost......................    1,077     2,533     1,902
Amortization of net (gains) losses......................     (287)     (158)      202
Curtailment loss (gain).................................   12,839      (572)       --
Special termination benefit.............................      311       586        --
                                                          -------   -------   -------
     Net periodic benefit cost..........................  $23,933   $14,730   $15,145
                                                          =======   =======   =======

     The assumptions used in the measurement of the Company's benefit obligation are as follows:

                                                                2001        2000
                                                              ---------   ---------
Weighted-average assumptions of each year end:
  Discount rate.............................................    7.5%        8.1%
  Expected return on plan assets............................    9.5%        9.5%
  Rate of compensation increase.............................    4.5%        4.5%
  Measurement date..........................................  9/30/2001   9/30/2000

     The Company contributes to a union sponsored multi-employer pension plan providing defined benefits to certain Michigan hourly employees. Contributions to the pension plan are based on rates set forth in the Company's union contracts. The expense related to this plan was $0.7 million for the year ended December 31, 2001, $0.8 million for the year ended December 31, 2000 and $0.8 million for the year ended December 31, 1999.

     The Company also contributes to a union sponsored multi-employer pension plan providing defined benefits for certain hourly employees of the Milwaukee facility. Expense relating to this plan was $0.6 million, $0.5 million and $1.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. The expense is determined based on contractual rates with the union.

     The Company also maintains a qualified profit sharing retirement plan and 401(k) employee savings plan covering certain salaried and hourly employees. The expense related to these plans was $11.0 million during 2001 and 2000, and $9.7 million during 1999.

     The Company sponsors a 401(k) employee savings plan covering certain union employees. The Company matches a portion of the employee contributions made to this plan. The expense under this plan in each of the three years in the period ended December 31, 2001 was not material.

  POSTRETIREMENT PLANS:

     The Company provides certain medical insurance benefits for retired employees. Certain employees of the Company are eligible for these benefits if they remain employed until age 55 or 59 and fulfill other eligibility requirements specified by the plans. Certain retirees between the ages of 55 and 62 must

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
contribute 100 percent of the group rate for active employees. No contributions are required for retirees 62 or older. Benefits are continued for dependents of eligible retiree participants after the death of the retiree.

     The following tables provide a reconciliation of the changes in the benefit obligations for the retiree medical plans (in thousands):

                                                                2001        2000
                                                              ---------   ---------
RECONCILIATION OF FAIR VALUE OF PLAN ASSETS:
Fair value of plan assets at the beginning of the year......  $      --   $      --
Employer contributions......................................     12,435      12,606
Benefits paid...............................................    (12,435)    (12,606)
                                                              ---------   ---------
Fair value of plan assets at the end of the year............  $      --   $      --
                                                              =========   =========
CHANGE IN BENEFIT OBLIGATIONS:
Benefit obligations at the beginning of the year............  $ 117,664   $ 117,351
Service cost................................................        862       1,524
Interest cost...............................................     10,676       9,174
Actuarial loss (gain).......................................     28,671       3,227
Benefits paid...............................................    (12,435)    (12,606)
Curtailment loss (gain).....................................        114      (1,007)
                                                              ---------   ---------
Benefit obligations at the end of the year..................  $ 145,552   $ 117,663
                                                              =========   =========
FUNDED STATUS RECONCILIATION:
Funded status...............................................  $(145,552)  $(117,663)
Unrecognized actuarial losses (gains).......................     42,572      15,385
                                                              ---------   ---------
Net amount recognized.......................................  $(102,980)  $(102,278)
                                                              =========   =========
AMOUNTS RECOGNIZED IN THE BALANCE SHEET AS OF EACH YEAR END:
Accrued benefit liability...................................  $(102,980)  $(102,278)
                                                              =========   =========

     The following table provides the components of net periodic benefit cost for the plans for the years ended December 31, (in thousands):

                                                           2001      2000      1999
                                                          -------   -------   -------
Service cost............................................  $   862   $ 1,524   $ 1,511
Interest cost...........................................   10,676     9,174     8,023
Amortization of net loss................................    1,484     3,227       477
Curtailment loss........................................      115        --        --
                                                          -------   -------   -------
Net periodic benefit cost...............................  $13,137   $13,925   $10,011
                                                          =======   =======   =======

     The discount rate used to measure the Company's post retirement medical benefit obligation was 8.1 percent in 2001 and 2000.

     For measurement purposes, an 11.5 percent annual rate of increase in per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease gradually to 5.5 percent for 2006 and remain at that level thereafter.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

     Assumed health care cost trend rates have a significant effect on the amounts reported for the post retirement medical plans. A one percentage point change in assumed health care costs trend rates would have the following effects (in thousands):

                                                              INCREASE   DECREASE
                                                              --------   --------
ONE PERCENTAGE POINT:
  Effect on total service and interest cost components......   $  184     $  167
                                                               ======     ======
  Effect on the accumulated benefit obligation..............   $2,700     $2,409
                                                               ======     ======

12.  COMMITMENTS:

  LEASES:

     The Company leases office and manufacturing space and certain equipment under lease agreements which require it to pay maintenance, insurance, taxes and other expenses in addition to annual rentals. The Company has entered into several leasing commitments with maturities of between 2002 and 2015. The properties covered under these transactions include manufacturing equipment, facilities and administrative offices. The leases provide for a substantial residual value guarantee (less than 90 percent of the total cost), which may become payable upon the termination of the transaction, and include purchase and renewal options. As of December 31, 2001, residual value guarantees in connection with these leases totaled approximately $103.4 million. Upon termination of the leases, the Company expects the fair market value of the leased properties to reduce substantially or eliminate entirely the payment under the residual value guarantees. Future annual rental commitments at December 31, 2001 under these leases are as follows (in thousands):

YEAR                                                          OPERATING   CAPITAL
----                                                          ---------   -------
2002........................................................  $ 54,177    $3,227
2003........................................................    53,288     4,449
2004........................................................    53,565       275
2005........................................................    53,108        --
2006........................................................    47,679        --
Thereafter..................................................   121,427        --
                                                              --------    ------
                                                              $383,244    $7,951
                                                              ========
Less-amount representing interest...........................                 608
                                                                          ------
Present value of minimum lease payments.....................              $7,343
                                                                          ======

     Total rent expense for all operating leases totaled $55.2 million, $21.5 million and $15.0 million in 2001, 2000 and 1999, respectively.

     Rent commitments associated with acquired facilities which will not be utilized by the Company have been excluded from the above amounts and were provided for in the recording of the related acquisition, as discussed in Note 6.

  LITIGATION:

     The Company is party to certain claims arising in the ordinary course of business. In the opinion of management, based upon the advice of legal counsel, the outcomes of such claims are not expected to be material to the Company's financial position and statements of operations.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

13.  RELATED PARTY TRANSACTIONS:

     The Company has made payments to Hidden Creek Industries, an affiliate of the Company, for certain acquisition related and other management services totaling $0.6 million during 2001, $4.4 million during 2000 and $3.1 million during 1999.

14.  QUARTERLY FINANCIAL DATA (UNAUDITED):

     The following is a condensed summary of quarterly results of operations for 2001 and 2000. The restructuring and asset impairment charges described in Note 3 are reflected in the fourth quarter 2001 and 2000 amounts. The sum of the per share amounts for the quarters does not equal the total for the year due to the effects of rounding and the anti-dilutive effects of certain common stock equivalents (in thousands, except per share amounts):

                                                                                BASIC      DILUTED
                                                     OPERATING                EARNINGS    EARNINGS
                                           GROSS      INCOME     NET INCOME    (LOSS)      (LOSS)
                              REVENUES     PROFIT     (LOSS)       (LOSS)     PER SHARE   PER SHARE
                             ----------   --------   ---------   ----------   ---------   ---------
2001:
  First....................  $  628,376   $ 79,271   $  37,894   $  12,861     $ 0.29      $ 0.28
  Second...................     642,407     85,261      44,111      16,672       0.38        0.35
  Third....................     557,785     55,419      16,185      (1,364)     (0.03)      (0.03)
  Fourth...................     638,865     57,234    (368,751)   (295,693)     (6.15)      (6.15)
                             ----------   --------   ---------   ---------     ------      ------
                             $2,467,433   $277,185   $(270,561)  $(267,524)    $(5.87)     $(5.87)
                             ==========   ========   =========   =========     ======      ======
2000:
  First....................  $  685,364   $111,722   $  71,967   $  37,123     $ 0.79      $ 0.65
  Second...................     681,020    114,371      75,822      39,293       0.83        0.68
  Third....................     536,210     64,728      27,617       6,965       0.15        0.15
  Fourth...................     629,359     80,773    (103,658)    (69,947)     (1.54)      (1.54)
                             ----------   --------   ---------   ---------     ------      ------
                             $2,531,953   $371,594   $  71,748   $  13,434     $ 0.29      $ 0.28
                             ==========   ========   =========   =========     ======      ======

15.  CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:

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

                             TOWER AUTOMOTIVE INC.

                          CONSOLIDATING BALANCE SHEETS
                              AT DECEMBER 31, 2001

                                    R. J. TOWER    PARENT     GUARANTOR    NON-GUARANTOR
                                    CORPORATION   GUARANTOR   COMPANIES      COMPANIES     ELIMINATIONS   CONSOLIDATED
                                    -----------   ---------   ----------   -------------   ------------   ------------
                                                                  (AMOUNTS IN THOUSANDS)
                                                        ASSETS
Current assets:
  Cash and cash equivalents.......   $     --     $      --   $    2,444     $ 19,323      $        --     $   21,767
  Accounts receivable.............         --            --      140,402       76,236               --        216,638
  Inventories.....................         --            --       72,003       40,533               --        112,536
  Prepaid tooling and other.......         --            --       52,238       36,991               --         89,229
                                     --------     ---------   ----------     --------      -----------     ----------
     Total current assets.........         --            --      267,087      173,083               --        440,170
                                     --------     ---------   ----------     --------      -----------     ----------
Property, plant and equipment,
  net.............................         --            --      824,437      295,822               --      1,120,259
Investments in joint ventures.....    237,834            --        4,177        1,187               --        243,198
Investment in subsidiaries........    744,808       447,408           --           --       (1,192,216)            --
Goodwill and other assets, net....      9,659         9,700      428,186      282,264               --        729,809
                                     --------     ---------   ----------     --------      -----------     ----------
                                     $992,301     $ 457,108   $1,523,887     $752,356      $(1,192,216)    $2,533,436
                                     ========     =========   ==========     ========      ===========     ==========

                                       LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Current maturities of long-term
     debt and capital lease
     obligations..................   $ 67,381     $      --   $    2,723     $101,979      $        --     $  172,083
  Accounts payable................         --            --      263,800      105,110               --        368,910
  Accrued liabilities.............      7,234         4,167      203,832       63,729               --        278,962
                                     --------     ---------   ----------     --------      -----------     ----------
     Total current liabilities....     74,615         4,167      470,355      270,818               --        819,955
                                     --------     ---------   ----------     --------      -----------     ----------
Long-term debt, net of current
  maturities......................    472,373            --       44,765       83,946               --        601,084
Obligations under capital leases,
  net of current maturities.......         --            --        4,620           --               --          4,620
Convertible subordinated notes....         --       199,984           --           --               --        199,984
Due to/(from) affiliates..........    (27,392)     (453,201)     428,037       52,556               --             --
Other noncurrent liabilities......         --            --      150,639       50,996               --        201,635
                                     --------     ---------   ----------     --------      -----------     ----------
     Total noncurrent
       liabilities................    444,981      (253,217)     628,061      187,498               --      1,007,323
                                     --------     ---------   ----------     --------      -----------     ----------
Manditorily redeemable trust
  convertible preferred
  securities......................         --       258,750           --           --               --        258,750
Stockholders' investment..........    481,969       447,408      439,943      304,865       (1,192,216)       481,969
Accumulated other comprehensive
  loss............................     (9,264)           --      (14,472)     (10,825)              --        (34,561)
                                     --------     ---------   ----------     --------      -----------     ----------
     Total stockholders'
       investment.................    472,705       447,408      425,471      294,040       (1,192,216)       447,408
                                     --------     ---------   ----------     --------      -----------     ----------
                                     $992,301     $ 457,108   $1,523,887     $752,356      $(1,192,216)    $2,533,436
                                     ========     =========   ==========     ========      ===========     ==========

                             TOWER AUTOMOTIVE INC.

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                R. J. TOWER    PARENT     GUARANTOR    NON-GUARANTOR
                                CORPORATION   GUARANTOR   COMPANIES      COMPANIES     ELIMINATIONS   CONSOLIDATED
                                -----------   ---------   ----------   -------------   ------------   ------------
                                                              (AMOUNTS IN THOUSANDS)
Revenues......................   $      --    $      --   $1,644,357     $823,076        $     --      $2,467,433
Cost of sales.................          --           --    1,467,062      723,186              --       2,190,248
                                 ---------    ---------   ----------     --------        --------      ----------
     Gross profit.............          --           --      177,295       99,890              --         277,185
Selling, general and
  administrative expenses.....          --           --      103,591       35,612              --         139,203
Restructuring and asset
  impairment charges..........          --           --      383,614          125              --         383,739
Amortization expense..........       1,774        1,301       14,660        7,069              --          24,804
                                 ---------    ---------   ----------     --------        --------      ----------
     Operating income
       (loss).................      (1,774)      (1,301)    (324,570)      57,084              --        (270,561)
Interest expense, net.........      60,621        7,516       (7,773)      13,401              --          73,765
                                 ---------    ---------   ----------     --------        --------      ----------
     Income (loss) before
       provision for income
       taxes..................     (62,395)      (8,817)    (316,797)      43,683              --        (344,326)
Provision (benefit) for income
  taxes.......................     (24,334)      (3,439)     (57,803)      12,264              --         (73,312)
                                 ---------    ---------   ----------     --------        --------      ----------
     Income (loss) before
       equity in earnings of
       joint ventures and
       minority interest......     (38,061)      (5,378)    (258,994)      31,419              --        (271,014)
Equity in earnings of joint
  ventures and subsidiaries,
  net.........................    (213,429)    (251,490)         300           --         481,869          17,250
Minority interest, net........          --      (10,656)          --       (3,104)             --         (13,760)
                                 ---------    ---------   ----------     --------        --------      ----------
     Net income (loss)........   $(251,490)   $(267,524)  $ (258,694)    $ 28,315        $481,869      $ (267,524)
                                 =========    =========   ==========     ========        ========      ==========

                             TOWER AUTOMOTIVE INC.

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                                             NON-
                                     R. J. TOWER    PARENT     GUARANTOR   GUARANTOR
                                     CORPORATION   GUARANTOR   COMPANIES   COMPANIES   ELIMINATIONS   CONSOLIDATED
                                     -----------   ---------   ---------   ---------   ------------   ------------
                                                                (AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES:
Net income (loss)..................  $  (251,490)  $(267,524)  $(258,694)  $  28,315    $ 481,869     $  (267,524)
Adjustments required to reconcile
  net income (loss) to net cash
  provided by (used in) operating
  activities
  Depreciation and amortization....        1,774       1,301     122,026      34,792           --         159,893
  Deferred income tax provision
     (benefit).....................           --          --     (65,976)    (14,782)          --         (80,758)
  Equity in earnings of joint
     ventures, net.................      (16,950)         --        (300)         --           --         (17,250)
  Restructuring and asset
     impairment charge.............           --          --     383,614         125           --         383,739
  Changes in other operating
     items.........................      251,214         381     281,364      (2,562)    (194,682)        335,715
                                     -----------   ---------   ---------   ---------    ---------     -----------
     Net cash provided by (used in)
       operating activities........      (15,452)   (265,842)    462,034      45,888      287,187         513,815
                                     -----------   ---------   ---------   ---------    ---------     -----------
INVESTING ACTIVITIES:
Capital expenditures, net..........           --          --    (142,253)    (51,702)          --        (193,955)
Acquisitions and other, net........      366,055     226,851    (316,282)      5,145     (287,187)         (5,418)
                                     -----------   ---------   ---------   ---------    ---------     -----------
     Net cash provided by (used in)
       investing activities........      366,055     226,851    (458,535)    (46,557)    (287,187)       (199,373)
                                     -----------   ---------   ---------   ---------    ---------     -----------
FINANCING ACTIVITIES:
Proceeds from borrowings...........    2,201,333          --          --     107,488           --       2,308,821
Repayments of debt.................   (2,533,164)         --      (2,630)   (108,066)          --      (2,643,860)
Net proceeds from private placement
  of stock.........................           --      37,461          --          --           --          37,461
Net proceeds from the issuance of
  common stock.....................           --       1,530          --          --           --           1,530
                                     -----------   ---------   ---------   ---------    ---------     -----------
     Net cash provided by (used
       for) financing activities...     (331,831)     38,991      (2,630)       (578)          --        (296,048)
                                     -----------   ---------   ---------   ---------    ---------     -----------
Net Change in Cash and Cash
  Equivalents......................       18,772          --         869      (1,247)          --          18,394
Cash and Cash Equivalents,
  Beginning of Period..............      (18,772)         --       1,575      20,570           --           3,373
                                     -----------   ---------   ---------   ---------    ---------     -----------
Cash and Cash Equivalents, End of
  Period...........................  $        --   $      --   $   2,444   $  19,323    $      --     $    21,767
                                     ===========   =========   =========   =========    =========     ===========

                             TOWER AUTOMOTIVE INC.

                          CONSOLIDATING BALANCE SHEETS
                              AT DECEMBER 31, 2000

                                     R. J. TOWER    PARENT     GUARANTOR    NON-GUARANTOR
                                     CORPORATION   GUARANTOR   COMPANIES      COMPANIES     ELIMINATIONS   CONSOLIDATED
                                     -----------   ---------   ----------   -------------   ------------   ------------
                                                                   (AMOUNTS IN THOUSANDS)
                                                        ASSETS
Current assets:
  Cash and cash equivalents........   $(18,772)    $     --    $    1,575     $ 20,570      $        --     $    3,373
  Accounts receivable..............      6,983          381       172,332       99,011               --        278,707
  Inventories......................      2,032           --        83,479       46,967               --        132,478
  Prepaid tooling and other........     24,704           --       171,107       26,308               --        222,119
                                      --------     --------    ----------     --------      -----------     ----------
     Total current assets..........     14,947          381       428,493      192,856               --        636,677
                                      --------     --------    ----------     --------      -----------     ----------
Property, plant and equipment,
  net..............................     37,245           --       836,175      238,360               --      1,111,780
Investments in joint ventures......    221,165       43,912         2,140           --               --        267,217
Investment in subsidiaries.........    541,468      734,624            --           --       (1,276,092)            --
Goodwill and other assets, net.....     21,527       11,001       536,142      308,403               --        877,073
                                      --------     --------    ----------     --------      -----------     ----------
                                      $836,352     $789,918    $1,802,950     $739,619      $(1,276,092)    $2,892,747
                                      ========     ========    ==========     ========      ===========     ==========
                                       LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities
  Current maturities of long-term
     debt and capital lease
     obligations...................   $ 56,569     $     --    $    1,477     $ 91,020      $        --     $  149,066
  Accounts payable.................    (13,260)          --       156,724      104,925               --        248,389
  Accrued liabilities..............     35,183        4,167       101,001       20,118               --        160,469
                                      --------     --------    ----------     --------      -----------     ----------
     Total current liabilities.....     78,492        4,167       259,202      216,063               --        557,924
                                      --------     --------    ----------     --------      -----------     ----------
Long-term debt, net of current
  maturities.......................    800,401           --        44,787       88,254               --        933,442
Obligations under capital leases,
  net of current maturities........         --           --         8,458           --               --          8,458
Convertible subordinated notes.....         --      200,000            --           --               --        200,000
Due to/(from) affiliates...........   (822,981)    (373,094)      915,331      280,744               --             --
Deferred income taxes..............     29,102           --          (631)       5,413               --         33,884
Other noncurrent liabilities.......      9,060           --       132,105       59,029               --        200,194
                                      --------     --------    ----------     --------      -----------     ----------
     Total noncurrent
       liabilities.................     15,582     (173,094)    1,100,050      433,440               --      1,375,978
                                      --------     --------    ----------     --------      -----------     ----------
Mandatorily redeemable trust
  convertible preferred
  securities.......................         --      258,750            --           --               --        258,750
Stockholders' investment...........    744,296      700,095       443,698       97,770       (1,276,092)       709,767
Accumulated other comprehensive
  loss.............................     (2,018)          --            --       (7,654)              --         (9,672)
                                      --------     --------    ----------     --------      -----------     ----------
     Total stockholders'
       investment..................    742,278      700,095       443,698       90,116       (1,276,092)       700,095
                                      --------     --------    ----------     --------      -----------     ----------
                                      $836,352     $789,918    $1,802,950     $739,619      $(1,276,092)    $2,892,747
                                      ========     ========    ==========     ========      ===========     ==========

                             TOWER AUTOMOTIVE INC.

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                         NON-
                                R. J. TOWER    PARENT     GUARANTOR    GUARANTOR
                                CORPORATION   GUARANTOR   COMPANIES    COMPANIES   ELIMINATIONS   CONSOLIDATED
                                -----------   ---------   ----------   ---------   ------------   ------------
                                                            (AMOUNTS IN THOUSANDS)
Revenues......................    $77,723     $     --    $1,911,493   $542,737      $     --      $2,531,953
Cost of sales.................     47,389           --     1,627,593    485,377            --       2,160,359
                                  -------     --------    ----------   --------      --------      ----------
     Gross profit.............     30,334           --       283,900     57,360            --         371,594
Selling, general and
  administrative expenses.....      5,030           --       108,636     23,337            --         137,003
     Restructuring and asset
       impairment charges.....     12,465           --       128,861         --            --         141,326
Amortization expense..........      2,921        1,305        13,210      4,081            --          21,517
                                  -------     --------    ----------   --------      --------      ----------
     Operating income
       (loss).................      9,918       (1,305)       33,193     29,942            --          71,748
Interest expense, net.........     63,795        7,906       (15,044)     8,054            --          64,711
                                  -------     --------    ----------   --------      --------      ----------
     Income (loss) before
       provision for income
       taxes..................    (53,877)      (9,211)       48,237     21,888            --           7,037
Provision (benefit) for income
  taxes.......................    (21,550)      (3,681)       19,289      8,561            --           2,619
                                  -------     --------    ----------   --------      --------      ----------
     Income (loss) before
       equity in earnings of
       joint ventures and
       minority interest......    (32,327)      (5,530)       28,948     13,327            --           4,418
Equity in earnings of joint
  ventures and subsidiaries,
  net.........................     64,755       29,440            --         --       (71,715)         22,480
Minority interest, net........         --      (10,476)           --         --            --         (10,476)
                                  -------     --------    ----------   --------      --------      ----------
     Income before
       extraordinary item.....     32,428       13,434        28,948     13,327       (71,715)         16,422
Extraordinary loss on early
  extinguishments of debt,
  net.........................      2,988           --            --         --            --           2,988
                                  -------     --------    ----------   --------      --------      ----------
     Net income...............    $29,440     $ 13,434    $   28,948   $ 13,327      $(71,715)     $   13,434
                                  =======     ========    ==========   ========      ========      ==========

                             TOWER AUTOMOTIVE INC.

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                              NON-
                                      R. J. TOWER    PARENT     GUARANTOR   GUARANTOR
                                      CORPORATION   GUARANTOR   COMPANIES   COMPANIES   ELIMINATIONS   CONSOLIDATED
                                      -----------   ---------   ---------   ---------   ------------   ------------
                                                                 (AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES:
Net income..........................  $    29,440   $ 13,434    $  28,948   $  13,327     $(71,715)    $    13,434
Adjustments required to reconcile
  net income to net cash provided by
  (used in) operating activities
  Depreciation and amortization.....        6,426      1,305      115,873      21,201           --         144,805
  Deferred income tax provision
    (benefit).......................      (23,335)        --         (631)        593           --         (23,373)
  Extraordinary loss on
    extinguishments of debt.........        2,988         --           --          --           --           2,988
  Equity in earnings of joint
    ventures, net...................      (22,480)        --           --          --           --         (22,480)
  Restructuring and asset impairment
    charge..........................       12,465         --      128,861          --           --         141,326
  Changes in other operating
    items...........................     (144,253)      (381)    (184,533)    165,115           --        (164,052)
                                      -----------   --------    ---------   ---------     --------     -----------
    Net cash provided by (used in)
       operating activities.........     (138,749)    14,358       88,518     200,236      (71,715)         92,648
                                      -----------   --------    ---------   ---------     --------     -----------
INVESTING ACTIVITIES:
Capital expenditures, net...........      (20,800)        --      (85,898)     13,110           --         (93,588)
Acquisitions and other, net.........     (164,981)    19,026      (35,082)   (119,225)      71,715        (228,547)
Net proceeds from the sale of
  Roanoke Heavy Truck Business......           --         --       55,353          --           --          55,353
                                      -----------   --------    ---------   ---------     --------     -----------
    Net cash provided by (used in)
       investing activities.........     (185,781)    19,026      (65,627)   (106,115)      71,715        (266,782)
                                      -----------   --------    ---------   ---------     --------     -----------
FINANCING ACTIVITIES:
Proceeds from borrowings............    3,304,062         --           21      68,228           --       3,372,311
Repayments of debt..................   (3,135,316)        --      (21,821)   (142,600)          --      (3,299,737)
Net proceeds from issuance of senior
  Euro notes........................      134,700         --           --          --           --         134,700
Net proceeds from the issuance of
  common stock......................           --      6,794           --          --           --           6,794
Payments for the repurchase of
  common shares.....................           --    (40,178)          --          --           --         (40,178)
                                      -----------   --------    ---------   ---------     --------     -----------
    Net cash provided by (used for)
       financing activities.........      303,446    (33,384)     (21,800)    (74,372)          --         173,890
                                      -----------   --------    ---------   ---------     --------     -----------
Net Change in Cash and Cash
  Equivalents.......................      (21,084)        --        1,091      19,749           --            (244)
Cash and Cash Equivalents, Beginning
  of Period.........................        2,312         --          484         821           --           3,617
                                      -----------   --------    ---------   ---------     --------     -----------
Cash and Cash Equivalents, End of
  Period............................  $   (18,772)  $     --    $   1,575   $  20,570     $     --     $     3,373
                                      ===========   ========    =========   =========     ========     ===========

                             TOWER AUTOMOTIVE INC.

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                 R. J. TOWER    PARENT     GUARANTOR    NON-GUARANTOR
                                 CORPORATION   GUARANTOR   COMPANIES      COMPANIES     ELIMINATIONS   CONSOLIDATED
                                 -----------   ---------   ----------   -------------   ------------   ------------
                                                               (AMOUNTS IN THOUSANDS)
Revenues.......................   $ 79,265     $     --    $1,814,273     $276,465       $      --      $2,170,003
Cost of sales..................     74,401           --     1,492,879      255,823              --       1,823,103
                                  --------     --------    ----------     --------       ---------      ----------
     Gross profit..............      4,864           --       321,394       20,642              --         346,900
Selling, general and
  administrative expenses......      6,398           --        93,370        6,182              --         105,950
Amortization expense...........      3,075        1,304        10,031        1,393              --          15,803
                                  --------     --------    ----------     --------       ---------      ----------
     Operating income (loss)...     (4,609)      (1,304)      217,993       13,067              --         225,147
Interest expense, net..........     30,115        9,512        (5,000)       3,354              --          37,981
                                  --------     --------    ----------     --------       ---------      ----------
     Income (loss) before
       provision for income
       taxes...................    (34,724)     (10,816)      222,993        9,713              --         187,166
Provision (benefit) for income
  taxes........................    (13,890)      (4,327)       89,198        3,885              --          74,866
                                  --------     --------    ----------     --------       ---------      ----------
     Income (loss) before
       equity in earnings of
       joint ventures and
       minority interest.......    (20,834)      (6,489)      133,795        5,828              --         112,300
Equity in earnings of joint
  ventures and subsidiaries,
  net..........................    154,891      134,057            --           --        (273,680)         15,268
Minority interest, net.........         --      (10,480)           --           --              --         (10,480)
                                  --------     --------    ----------     --------       ---------      ----------
     Net income................   $134,057     $117,088    $  133,795     $  5,828       $(273,680)     $  117,088
                                  ========     ========    ==========     ========       =========      ==========

                             TOWER AUTOMOTIVE INC.

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                               R. J. TOWER    PARENT     GUARANTOR   NON-GUARANTOR
                               CORPORATION   GUARANTOR   COMPANIES     COMPANIES     ELIMINATIONS   CONSOLIDATED
                               -----------   ---------   ---------   -------------   ------------   ------------
                                                            (AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES:
Net income...................  $   134,057   $ 117,088   $ 133,795     $  5,828       $(273,680)    $   117,088
Adjustments required to
  reconcile net income to net
  cash provided by (used in)
  operating activities
  Depreciation and
     amortization............        6,614       1,304      96,613        7,080              --         111,611
  Deferred income tax
     provision (benefit).....       34,894          --      13,208       (2,574)             --          45,528
  Equity in earnings of joint
     ventures, net...........      (15,268)         --          --           --              --         (15,268)
  Changes in other operating
     items...................     (346,604)          9     297,982        1,657              --         (46,956)
                               -----------   ---------   ---------     --------       ---------     -----------
     Net cash provided by
       (used in) operating
       activities............     (186,307)    118,401     541,598       11,991        (273,680)        212,003
                               -----------   ---------   ---------     --------       ---------     -----------
INVESTING ACTIVITIES:
Capital expenditures, net....       (5,338)         --    (192,835)         858              --        (197,315)
Acquisitions and other,
  net........................     (172,008)   (123,037)   (347,416)     (20,475)        273,680        (389,256)
Change in restricted cash....        2,677          --          --           --              --           2,677
                               -----------   ---------   ---------     --------       ---------     -----------
     Net cash provided by
       (used in) investing
       activities............     (174,669)   (123,037)   (540,251)     (19,617)        273,680        (583,894)
                               -----------   ---------   ---------     --------       ---------     -----------
FINANCING ACTIVITIES:
Proceeds from borrowings.....    2,168,000          --       6,632       34,035              --       2,208,667
Repayments of debt...........   (1,805,397)         --      (7,418)     (28,414)             --      (1,841,229)
Net proceeds from the
  issuance of common stock...           --       4,636          --           --              --           4,636
                               -----------   ---------   ---------     --------       ---------     -----------
     Net cash provided by
       (used for) financing
       activities............      362,603       4,636        (786)       5,621              --         372,074
                               -----------   ---------   ---------     --------       ---------     -----------
Net Change in Cash and Cash
  Equivalents................        1,627          --         561       (2,005)             --             183
Cash and Cash Equivalents,
  Beginning of Period........          685          --         (77)       2,826              --           3,434
                               -----------   ---------   ---------     --------       ---------     -----------
Cash and Cash Equivalents,
  End of Period..............  $     2,312   $      --   $     484     $    821       $      --     $     3,617
                               ===========   =========   =========     ========       =========     ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     A.  DIRECTORS OF THE REGISTRANT

     The information required by Item 10 with respect to the directors and director nominees is incorporated herein by reference to the section labeled "Election of Directors" which appears in the Company's 2002 Proxy Statement.

     B.  EXECUTIVE OFFICERS

     See "Additional Item -- Executive Officers" in Part I.

     C.  SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The information required by Item 10 with respect to compliance with reporting requirements is incorporated herein by reference to the section labeled "Section 16(a) Beneficial Ownership Reporting Compliance" which appears in the Company's 2002 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the sections labeled "Compensation of Directors" and "Executive Compensation" which appear in the Company's 2002 Proxy Statement, excluding information under the headings "Compensation Committee Report on Executive Compensation" and "Performance Graph."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the section labeled "Ownership of Tower Automotive Common Stock" which appears in the Company's 2002 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the section labeled "Other Compensatory Agreements" which appears in the Company's 2002 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) DOCUMENTS FILED AS PART OF THIS REPORT

          (1) Financial Statements:

           - Report of Independent Public Accountants

           - Consolidated Balance Sheets as of December 31, 2001 and 2000

           - Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999

           - Consolidated Statements of Stockholders' Investment for the Years Ended December 31, 2000, 2000 and 1999

           - Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

           - Notes to Consolidated Financial Statements

          (2) Financial Statement Schedules:

           - Report of Independent Public Accountants

           - Financial Statement Schedule I -- Condensed Financial Information of Registrant

           - Financial Statement Schedule II -- Valuation and Qualifying Accounts of Registrant

          (3) Exhibits: See "Exhibit Index" beginning on following page.

     (b) REPORTS ON FORM 8-K

          (1) During the fourth quarter of 2001, the Company furnished the following Form 8-K Current Reports to the Securities and Exchange
     Commission:

           - The Company's Current Report on Form 8-K, dated October 18, 2001 (Commission File No. 1-12733), under Item 9.

           - The Company's Current Report on Form 8-K, dated December 28, 2001 (Commission File No. 1-12733), under Item 9, which was subsequently amended by the filing of the Form 8-K/A Report, dated January 3, 2002 (Commission file no. 1-12733) under Item 5.

                             TOWER AUTOMOTIVE, INC.

                         EXHIBIT INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                                                         PAGE NUMBER IN
                                                                           SEQUENTIAL
                                                                        NUMBERING OF ALL
                                                                         FORM 10-K AND
EXHIBIT                                                                  EXHIBIT PAGES
-------                                                                 ----------------
 3.1      Amended and Restated Certificate of Incorporation of the
          Registrant, as amended by the Certificate of Amendment to
          Certificate of Incorporated, dated June 2, 1997,
          incorporated by reference to the Registrant's Form S-3
          Registration Statement (Registration No. 333-38827), filed
          under the Securities Act of 1933 (the "S-3").                        *
 3.2      Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Company's Form S-1
          Registration Statement (Registration No. 333-80320) (the
          "S-1").                                                              *
 4.1      Form of Common Stock Certificate incorporated by reference
          to Exhibit 4.1 of the S-1.                                           *
 4.2      Euro Indenture, dated July 25, 2000, by and among R.J. Tower
          Corporation, certain of its affiliates and United Stated
          Trust Company of New York, as trustee (including the form of notes), incorporated by reference to Exhibit 4.1 of the
          Registrant's Form S-4 Registration Statement (Reg. No.
          333-45528, as filed with the SEC on December 21, 2000 (the
          "S-4").                                                              *
 4.3      Exchange and Registration Rights Agreement, dated July 25,
          2000, by and among R.J. Tower Corporation, certain of its
          affiliates and Chase Manhattan International Limited, Bank of American International Limited, ABN AMRO Incorporated,
          Donaldson, Lufkin & Jennrette International, First Chicago
          Limited and Scotia Capital (USA) Inc. (collectively, the
          "Initial Purchasers"), incorporated by reference to Exhibit
          4.2 of the S-4.                                                      *
 4.4      Deposit Agreement, dated July 25, 2000, among R.J. Tower
          Corporation, Deutsche Bank Luxembourg S.A., and the Trustee,
          incorporated by reference to Exhibit 4.3 of the S-4.                 *
 4.5      Indenture, dated as of July 28, 1997, by and between the
          Registrant and Bank of New York, as trustee (including form of 5 percent Convertible Subordinated Note due 2004)
          incorporated by reference to Exhibit 4.5 of the S-3.                 *
10.1      Registration Agreement dated as of April 15, 1993 between
          the Registrant and certain investors; and First Amendment to
          Registration Agreement dated as of May 4, 1994 by and among the Registrant and certain investors, incorporated by
          reference to Exhibit 10.4 of the S-1.                                *
10.2      Form of Convertible Promissory Note dated as of May 4, 1994 of the Registrant, incorporated by reference to Exhibit
          10.12 of the S-1.                                                    *
10.3**    Stock Option Agreement, dated May 4, 1994, by and between
          the Registrant and James R. Lozelle, incorporated by
          reference to Exhibit 10.14 of the S-1.                               *
10.4**    1994 Key Colleague Stock Option Plan, incorporated by
          reference to Exhibit 10.18 of the S-1.                               *
10.5      Registration Rights and Voting Agreement, dated as of May
          31, 1996, between Tower Automotive, Inc. and Masco Tech,
          Inc., incorporated by reference to Exhibit 4.17 of the May
          8-K.                                                                 *
10.6**    Tower Automotive, Inc. Independent Director Stock Option
          Plan, incorporated by reference to Exhibit 4.3 of the
          Registrant's Form S-8 dated December 5, 1996, filed under
          the Securities Act of 1933.                                          *

                                                                         PAGE NUMBER IN
                                                                           SEQUENTIAL
                                                                        NUMBERING OF ALL
                                                                         FORM 10-K AND
EXHIBIT                                                                  EXHIBIT PAGES
-------                                                                 ----------------
10.7      Joint Venture Agreement by and among Promotora de Empresas
          Zano, S.A. de C.V., Metalsa, S.A. de C.V. and R.J. Tower
          Corporation dated as of September 26, 1997, incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K dated
          October 23, 1997, filed under the Securities Exchange Act of
          1934.                                                                *
10.8      Certificate of Trust of Tower Automotive Capital Trust,
          incorporated by reference to Exhibit 4.1 of the Registrant's
          Quarterly Report on Form 10-Q for the quarterly period ended
          June 30, 1998, filed under the Securities Exchange Act of
          1934.                                                                *
10.9      Amended and Restated Declaration of Trust of Tower
          Automotive Capital Trust, dated June 9, 1998, incorporated by reference to Exhibit 4.2 of the Registrant's Quarterly
          Report on Form 10-Q for the quarterly period ended June 30,
          1998, filed under the Securities Exchange Act of 1934.               *
10.10     Junior Convertible Subordinated Indenture for the 6 3/4
          percent Convertible Subordinated Debentures, between Tower
          Automotive, Inc. and the First National Bank of Chicago, as
          Subordinated Debt Trustee, dated as of June 9, 1998,
          incorporated by reference to Exhibit 4.3 of the Registrant's
          Quarterly Report on Form 10-Q for the quarterly period ended
          June 30, 1998, filed under the Securities Exchange Act of
          1934.                                                                *
10.11     Form of 6 3/4 percent Preferred Securities, incorporated by reference to Exhibit 4.4 of the Registrant's Quarterly
          Report on Form 10-Q for the quarterly period ended June 30,
          1998, filed under the Securities Exchange Act of 1934.               *
10.12     Form of 6 3/4 percent Junior Convertible Subordinated
          Debentures, incorporated by reference to Exhibit 4.5 of the
          Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, filed under the Securities
          Exchange Act of 1934.                                                *
10.13     Guarantee Agreement, dated as of June 9, 1998, between Tower
          Automotive, Inc., as Guarantor, and the First National Bank
          of Chicago, as Guarantee Trustee, incorporated by reference to Exhibit 4.6 of the Registrant's Quarterly Report on Form
          10-Q for the quarterly period ended June 30, 1998, filed
          under the Securities Exchange Act of 1934.                           *
10.14     Amended and Restated Credit Agreement among R.J. Tower
          Corporation, Tower Italia, S.r.L., Bank of America National
          Trust and Savings Association, as agent, and the other
          financial institutions named therein, dated August 23, 1999, incorporated by reference to Exhibit 10.43 of the
          Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed under the Securities Exchange
          Act of 1934.                                                         *
10.15     Asset Purchase Agreement, dated October 2, 2000, between
          Metalsa-Roanoke, Inc. and Tower Automotive Products Company,
          Inc., incorporated by reference to Exhibit 2.1 of the S-4.           *
10.16     Purchase Agreement, dated July 19, 2000, among R.J. Tower
          Corporation ("Issuer"), Tower Automotive, Inc. ("Parent"),
          those subsidiaries of the Issuer named therein (the
          "Subsidiary Guarantors", and together with Parent, the
          "Guarantors") and the Initial Purchasers, incorporated by
          reference to Exhibit 1.1 of the S-4.                                 *
10.17**   Tower Automotive, Inc. Long-Term Incentive Plan,
          incorporated by reference to Appendix A to Parent's Proxy
          Statement, dated April 12, 1999.                                     *
10.18**   Tower Automotive, Inc. Director Deferred Stock Purchase
          Plan, incorporated by reference to Appendix A to Parent's
          Proxy Statement, dated April 10, 2000.                               *

                                                                         PAGE NUMBER IN
                                                                           SEQUENTIAL
                                                                        NUMBERING OF ALL
                                                                         FORM 10-K AND
EXHIBIT                                                                  EXHIBIT PAGES
-------                                                                 ----------------
10.19**   Tower Automotive, Inc. Key Leadership Deferred Income Stock
          Purchase Plan, incorporated by reference to Appendix B to
          Parent's Proxy Statement, dated April 12, 1999.                      *
10.20**   Tower Automotive, Inc. Colleague Stock Purchase Plan,
          incorporated by reference to Exhibit 10.19 of the S-1.               *
10.21     Credit Agreement, dated as of July 25, 2000, among the
          Issuer, certain direct and indirect wholly-owned
          subsidiaries of the Issuer and Bank of America, N.A., as
          administrative agent, and The Chase Manhattan Bank, as
          syndication agent, and the other lenders named therein,
          incorporated by reference to Exhibit 10.1 of the S-4.                *
10.22     Receivables Purchase Agreement, dated as of June 19, 2001, among tower Automotive Receivables Company, Inc., as Seller,
          R.J. Tower Corporation, as initial servicer, Blue Ridge
          Funding Corporation, and Wachovia Bank, N.A., as agent,
          incorporated by reference to Exhibit 10.1 of the
          Registrant's Form 10-Q for the quarterly period ended
          September 30, 2001, filed under the Securities Exchange Act
          of 1934.                                                             *
12.1      Statement and Computation of Ratio of Earnings to Fixed
          Charges filed herewith.
21.1      List of Subsidiaries filed herewith.
23.1      Consent of Independent Public Accountants filed herewith.
99        Letter to Commission Pursuant to Temporary Note 3T.

---------------

 * Incorporated by reference.

** Indicates compensatory arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TOWER AUTOMOTIVE, INC.

                                          By        /s/ S.A. JOHNSON
                                            ------------------------------------

                                             Its                Chairman
                                             -----------------------------------

Date: March 21, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each director of the Registrant, whose signature appears below, hereby appoints Dugald K. Campbell and Anthony A. Barone and each of them severally, as his or her attorney-in-fact, to sign in his or her name and on his or her behalf, as a director of the Registrant, and to file with the Commission any and all amendments to this Report on Form 10-K.

                    SIGNATURE                                      TITLE                      DATE
                    ---------                                      -----                      ----

                /s/ S. A. JOHNSON                          Chairman and Director         March 21, 2002
 ------------------------------------------------
                  S. A. Johnson


              /s/ DUGALD K. CAMPBELL                    President, Chief Executive       March 21, 2002
 ------------------------------------------------      Officer (Principal Executive
                Dugald K. Campbell                               Officer)
                                                               and Director


               /s/ JAMES R. LOZELLE                              Director                March 21, 2002
 ------------------------------------------------
                 James R. Lozelle


                /s/ SCOTT D. RUED                                Director                March 21, 2002
 ------------------------------------------------
                  Scott D. Rued


                /s/ F. J. LOUGHREY                               Director                March 21, 2002
 ------------------------------------------------
                  F. J. Loughrey


              /s/ GEORGIA R. NELSON                              Director                March 21, 2002
 ------------------------------------------------
                Georgia R. Nelson


               /s/ ENRIQUE ZAMBRANO                              Director                March 21, 2002
 ------------------------------------------------
                 Enrique Zambrano

                    SIGNATURE                                      TITLE                      DATE
                    ---------                                      -----                      ----


                                                                 Director                March   , 2002
 ------------------------------------------------
                    Ali Jenab


                                                                 Director                March   , 2002
 ------------------------------------------------
               Jurgen M. Geissinger


              /s/ ANTHONY A. BARONE                         Vice President and           March 21, 2002
 ------------------------------------------------         Chief Financial Officer
                Anthony A. Barone                     (Principal Accounting Officer)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements included in the Tower Automotive, Inc. and Subsidiaries' annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 25, 2002.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule I -- Condensed Financial Information of Registrant and Schedule II -- Valuation and Qualifying Accounts of Registrant are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Minneapolis, Minnesota,
January 25, 2002

                                                                      SCHEDULE I

                             TOWER AUTOMOTIVE, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    TOWER AUTOMOTIVE, INC. (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 AND 2000

                                                                  2001         2000
                                                                --------    ----------
                                                                (AMOUNTS IN THOUSANDS,
                                                                EXCEPT SHARE AMOUNTS)
                                        ASSETS
Investment in consolidated subsidiaries.....................    $900,609    $1,107,718
Interest receivable.........................................          --           381
Investment in J. L. French..................................          --        43,912
Debt issue costs, net of accumulated amortization of $5,810
  and $4,509................................................       9,700        11,001
                                                                --------    ----------
                                                                $910,309    $1,163,012
                                                                ========    ==========
                       LIABILITIES AND STOCKHOLDERS' INVESTMENT
Accrued liabilities.........................................    $  4,167    $    4,167
Convertible subordinated notes..............................     199,984       200,000
6 3/4% convertible subordinated debentures payable to trust
  subsidiary................................................     258,750       258,750
                                                                --------    ----------
Commitments and contingencies
Stockholders' investment:
  Preferred stock, par value $1; 5,000,000 shares
     authorized; no shares issued or outstanding............          --            --
  Common stock, par value $.01; 200,000,000 shares
     authorized; 48,077,142 and 47,584,391 shares issued and
     outstanding............................................         481           476
  Additional paid-in capital................................     456,627       450,455
  Retained earnings.........................................      40,432       307,956
  Deferred compensation plans...............................     (15,571)       (8,942)
  Accumulated other comprehensive loss......................     (34,561)       (9,672)
  Treasury stock, at cost: 4,112,100 shares in 2000.........          --       (40,178)
                                                                --------    ----------
       Total stockholders' investment.......................     447,408       700,095
                                                                --------    ----------
                                                                $910,309    $1,163,012
                                                                ========    ==========

   The accompanying notes are an integral part of these condensed statements.

                                                                      SCHEDULE I

                             TOWER AUTOMOTIVE, INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    TOWER AUTOMOTIVE, INC. (PARENT COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                2001        2000       1999
                                                              ---------   --------   --------
                                                                      (IN THOUSANDS)
Amortization expense........................................  $   1,301   $  1,305   $  1,304
                                                              ---------   --------   --------
  Operating loss............................................     (1,301)    (1,305)    (1,304)
Interest expense............................................     27,466     27,466     27,466
Interest income.............................................     (2,484)    (2,094)      (488)
                                                              ---------   --------   --------
  Loss before income taxes and equity in earnings of
     consolidated subsidiaries..............................    (26,283)   (26,677)   (28,282)
Income tax benefit..........................................     10,250     10,671     11,313
Equity in earnings of consolidated subsidiaries.............   (251,491)    29,440    134,057
                                                              ---------   --------   --------
  Net income (loss).........................................  $(267,524)  $ 13,434   $117,088
                                                              =========   ========   ========

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

                             TOWER AUTOMOTIVE, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    TOWER AUTOMOTIVE, INC. (PARENT COMPANY)

                CONDENSED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                                        COMMON STOCK       ADDITIONAL              WARRANTS TO      DEFERRED
                                     -------------------    PAID-IN     RETAINED     ACQUIRE      COMPENSATION
                                       SHARES     AMOUNT    CAPITAL     EARNINGS   COMMON STOCK      PLANS
                                     ----------   ------   ----------   --------   ------------   ------------
                                                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE, DECEMBER 31, 1998.........  46,281,880    $463    $ 426,471    $177,434     $ 2,000        $     --
Conversion of Edgewood notes.......     250,000       3          755          --          --              --
Exercise of options................     125,000       1          996          --          --              --
Sales of stock under Employee
 Discount Purchase Plan............     222,574       2        3,579          --          --              --
Deferred Income Stock Plan.........          --      --        4,484          --          --          (4,484)
Non-employee options grant.........          --      --          897          --          --              --
Collection of common stock
 subscriptions receivable..........          --      --           28          --          --              --
Net income.........................          --      --           --     117,088          --              --
Other comprehensive loss -- foreign
 currency translation adjustment...          --      --           --          --          --              --
     Total comprehensive income....
                                     ----------    ----    ---------    --------     -------        --------
BALANCE, DECEMBER 31, 1999.........  46,879,454     469      437,210     294,522       2,000          (4,484)
Conversion of warrants.............     400,000       4        5,596          --      (2,000)             --
Exercise of options................      56,000       1          348          --          --              --
Sales under the Employee Stock
 Discount Purchase Plan............     224,342       2        2,843          --          --              --
Deferred Income Stock Plan.........      24,595      --        4,458          --          --          (4,458)
Common share repurchase............          --      --           --          --          --              --
Net income.........................          --      --           --      13,434          --              --
Other comprehensive loss -- foreign
 translation adjustment............          --      --           --          --          --              --
     Total comprehensive income....
                                     ----------    ----    ---------    --------     -------        --------
BALANCE, DECEMBER 31, 2000.........  47,584,391     476      450,455     307,956          --          (8,942)
Conversion of Edgewood and 5%
 Convertible Notes.................     273,862       3          825          --          --              --
Exercise of options................      42,750      --          268          --          --              --
Sales under the Employee Stock
 Discount Purchase Plan............     172,502       2        1,167          --          --              --
Deferred Income Stock Plan.........          --      --        1,279          --          --          (1,279)
Restricted stock issued in exchange
 for stock options.................          --      --        5,350          --          --          (5,350)
Private placement of common
 stock.............................       3,637      --       (2,717)         --          --              --
Net loss...........................          --      --           --    (267,524)         --              --
Other comprehensive loss -- foreign
 currency translation adjustment...          --      --           --          --          --              --
Translation adjustment relating to
 loss on qualifying cash flow
 hedges............................          --      --           --          --          --              --
Unrealized loss on qualifying cash
 flow hedges.......................          --      --           --          --          --              --
Minimum pension liability..........          --      --           --          --          --              --
     Total comprehensive loss......
                                     ----------    ----    ---------    --------     -------        --------
BALANCE, DECEMBER 31, 2001.........  48,077,142    $481    $ 456,627    $ 40,432     $    --        $(15,571)
                                     ==========    ====    =========    ========     =======        ========

                                                              ACCUMULATED
                                                                 OTHER
                                        TREASURY STOCK       COMPREHENSIVE       TOTAL
                                     ---------------------      INCOME       STOCKHOLDERS'
                                       SHARES      AMOUNT       (LOSS)        INVESTMENT
                                     ----------   --------   -------------   -------------
                                         (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE, DECEMBER 31, 1998.........          --   $     --     $    428        $ 606,796
Conversion of Edgewood notes.......          --         --           --              758
Exercise of options................          --         --           --              997
Sales of stock under Employee
 Discount Purchase Plan............          --         --           --            3,581
Deferred Income Stock Plan.........          --         --           --               --
Non-employee options grant.........          --         --           --              897
Collection of common stock
 subscriptions receivable..........          --         --           --               28
Net income.........................          --         --           --
Other comprehensive loss -- foreign
 currency translation adjustment...          --         --       (3,010)
     Total comprehensive income....                                              114,078
                                     ----------   --------     --------        ---------
BALANCE, DECEMBER 31, 1999.........          --         --       (2,582)         727,135
Conversion of warrants.............          --         --           --            3,600
Exercise of options................          --         --           --              349
Sales under the Employee Stock
 Discount Purchase Plan............          --         --           --            2,845
Deferred Income Stock Plan.........          --         --           --               --
Common share repurchase............  (4,112,100)   (40,178)          --          (40,178)
Net income.........................          --         --           --               --
Other comprehensive loss -- foreign
 translation adjustment............          --         --       (7,090)
     Total comprehensive income....                                                6,344
                                     ----------   --------     --------        ---------
BALANCE, DECEMBER 31, 2000.........  (4,112,100)   (40,178)      (9,672)         700,095
Conversion of Edgewood and 5%
 Convertible Notes.................          --         --           --              828
Exercise of options................          --         --           --              268
Sales under the Employee Stock
 Discount Purchase Plan............          --         --           --            1,169
Deferred Income Stock Plan.........     479,337         --           --               --
Restricted stock issued in exchange
 for stock options.................          --         --           --               --
Private placement of common
 stock.............................   3,632,763     40,178           --           37,461
Net loss...........................          --         --           --
Other comprehensive loss -- foreign
 currency translation adjustment...          --         --       (2,115)              --
Translation adjustment relating to
 loss on qualifying cash flow
 hedges............................          --         --       (4,200)              --
Unrealized loss on qualifying cash
 flow hedges.......................          --         --       (4,102)              --
Minimum pension liability..........          --         --      (14,472)              --
     Total comprehensive loss......                                             (292,413)
                                     ----------   --------     --------        ---------
BALANCE, DECEMBER 31, 2001.........          --   $     --     $(34,561)       $ 447,408
                                     ==========   ========     ========        =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                                                      SCHEDULE I

                             TOWER AUTOMOTIVE, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    TOWER AUTOMOTIVE, INC. (PARENT COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                  2001         2000        1999
                                                                ---------    --------    ---------
                                                                      (AMOUNTS IN THOUSANDS)
Operating Activities:
  Net income (loss).........................................    $(267,524)   $ 13,434    $ 117,088
  Amortization expense......................................        1,301       1,305        1,304
  Equity in earnings of consolidated subsidiaries...........      251,491     (29,440)    (134,057)
  Change in current operating items -- interest
     receivable.............................................          381        (381)          --
  Change in current operating items -- accrued
     liabilities............................................           --          --            9
                                                                ---------    --------    ---------
     Net cash provided by (used in) operating activities....      (14,351)    (15,082)     (15,656)
                                                                ---------    --------    ---------
Investing Activities:
  Dividends received from consolidated subsidiaries.........       27,466      27,466       27,466
  Additional investment in consolidated subsidiaries........      (52,106)     21,000      (16,446)
                                                                ---------    --------    ---------
     Net cash provided by (used in) investing activities....      (24,640)     48,466       11,020
                                                                ---------    --------    ---------
Financing Activities:
  Net proceeds from issuance of common stock................        1,530       6,794        4,636
  Payments for repurchase of common shares..................           --     (40,178)          --
  Net proceeds from private placement of common stock.......       37,461          --           --
                                                                ---------    --------    ---------
     Net cash provided by (used for) financing activities...       38,991     (33,384)       4,636
                                                                ---------    --------    ---------
     Net change in cash and cash equivalents................           --          --           --
Cash and cash equivalents:
  Beginning of period.......................................           --          --           --
                                                                ---------    --------    ---------
  End of period.............................................    $      --    $     --    $      --
                                                                =========    ========    =========
Supplemental Cash Flow Information:
  Cash paid for --
     Interest...............................................    $  27,466    $ 27,466    $  27,466
                                                                =========    ========    =========
     Income taxes...........................................    $      --    $     --    $      --
                                                                =========    ========    =========

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

     Tower Automotive, Inc. (the "Parent Company") and its consolidated subsidiaries (the "Subsidiaries"), collectively "the Company", produces a broad range of assemblies and modules for vehicle frames, upper body structures and suspension systems for the global automotive industry. Including both wholly-owned subsidiaries and investments in joint ventures, the Company has facilities in the United States, Canada, Italy, Germany, Hungary, Poland, Brazil, India, Slovakia, Korea, Japan, China, and Mexico.

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

NOTE 4.  CONVERTIBLE SUBORDINATED DEBENTURES

     On June 9, 1998, Tower Automotive Capital Trust (the "Preferred Issuer"), a wholly owned statutory business trust of the Parent Company, completed the offering of $258.8 million of its 6 3/4 percent Trust Convertible Preferred Securities ("Preferred Securities"), resulting in net proceeds of approximately $249.7 million. The Preferred Securities are redeemable, in whole or in part, on or after June 30, 2001 and all Preferred Securities must be redeemed no later than June 30, 2018. The Preferred Securities are convertible, at the option of the holder, into Common Stock of the Parent Company at a rate of 1.6280 shares of Common Stock for each Preferred Security, which is equivalent to a conversion price of $30.713 per share. The obligations of the Preferred Issuer under the Preferred Securities are fully and unconditionally guaranteed by the Parent Company. Concurrently with the issuance of the Preferred Securities, the Preferred Issuer acquired $258.8 million of the Parent Company's 6 3/4 percent Convertible Subordinated Debentures ("Debentures") for net proceeds of $249.7 million. Interest is payable quarterly and the notes mature on June 30, 2018. The net proceeds received from the issuance of the Debentures by the Parent Company were contributed as an additional investment in the Subsidiaries.

                                                                      SCHEDULE I

                             TOWER AUTOMOTIVE, INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    TOWER AUTOMOTIVE, INC. (PARENT COMPANY)
             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 5.  INVESTMENT IN J.L. FRENCH

     On October 14, 1999, the Company loaned $30.0 million to J.L. French Automotive Castings, Inc. ("J.L. French") in exchange for a convertible subordinated promissory note due October 14, 2009. The note bears interest at 7.5% annually with interest payable on the last day of each calendar quarter beginning December 31, 1999. On November 30, 2000, the Company exercised its option to convert the note into 7,124 shares of Class A "1" Common Stock of J.
L. French, which has a 7.5 percent pay-in-kind dividend right. Additionally, on November 30, 2000, the Company invested $2.9 million in J. L. French through the purchase of Class P Common Stock, which has an 8 percent pay-in-kind dividend right. On May 24, 2000, the Company invested $11.0 million in J. L. French through the purchase of Class A Common Stock. At December 31, 2001, the Company has an ownership interest of approximately 16 percent in J. L. French. During the fourth quarter of 2001, the Company evaluated its investment in J.L. French and determined that the investment has been impaired, and therefore, recorded a charge of $46.3 million to write off the entire investment in J.L. French.

NOTE 6.  GUARANTEES AND RESTRICTIONS

  Guarantee of Subsidiaries' Debt

     In July 2000, the Subsidiaries replaced the existing $750 million amortizing credit agreement with a new six-year $1.15 billion senior unsecured credit agreement. The new credit agreement includes a non-amortizing revolving facility of $825 million along with an amortizing term loan of $325 million. The new facility also includes a multi-currency borrowing feature that allows the Company to borrow up to $500 million in certain freely tradable offshore currencies, and letter of credit sublimits of $100 million. The Parent Company provided a guarantee for this debt. As of December 31, 2001, $20.0 million of the outstanding borrowings are denominated in Japanese yen, $55.6 million are denominated in Euro, and $15.7 million are denominated in Canadian dollars. Interest on the new credit facility is at the financial institutions' reference rate, LIBOR, or the Eurodollar rate plus a margin ranging from 0 to 200 basis points depending on the ratio of the consolidated funded debt for restricted subsidiaries of the Company to its total EBITDA. The weighted average interest rate for such borrowings was 7.3 percent and 7.0 percent for the years ended December 31, 2001 and 2000. The new credit agreement has a final maturity of 2006. As a result of the debt replacement, the Subsidiaries recorded an extraordinary loss, net of tax, of $3.0 million during the third quarter of 2000.

     In July 2000, R. J. Tower (the "Issuer"), a wholly-owned subsidiary of the Parent Company, issued Euro-denominated senior unsecured notes in the amount of E150 million ($133.6 million at December 31, 2001). The notes bear interest at a rate of 9.25 percent, payable semi-annually. The notes rank equally with all of the Company's other unsecured and unsubordinated debt. The notes mature on August 1, 2010.

     For the periods presented through July 24, 2000, the Subsidiaries' Credit Agreement included an amortizing revolving credit facility that provided for borrowings of up to $750 million on an unsecured basis with a letter of credit sublimit of $75 million. The Parent Company provided a guarantee for this debt. Interest on the credit facility was at the prime rate or LIBOR plus a margin ranging from 17 to 50 basis points depending upon the ratio of the consolidated indebtedness of the Company to its total capitalization.

                                                                      SCHEDULE I

                             TOWER AUTOMOTIVE, INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    TOWER AUTOMOTIVE, INC. (PARENT COMPANY)
             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

  Restrictions on Subsidiaries to Make Distributions to the Parent Company

     Under the terms of the $1.15 billion senior unsecured credit agreement described above, the Subsidiaries are restricted in their ability to dividend, loan or otherwise distribute assets, properties, cash, rights, obligations or securities to the Parent Company. These restrictions are subject to a number of important exceptions, including the ability of the Subsidiaries to: (i) purchase shares of the capital stock of the Parent and declare or pay cash dividends to the Parent Company in an aggregate amount equal to $125,000,000 (provided that no event of default exists after giving effect to such action); (ii) declare and pay dividends to the Parent Company to be used to pay taxes and other expenses of the Parent Company and the Subsidiaries on a consolidated basis; and (iii) declare and pay dividends to the Parent Company to enable the Parent Company to make regularly scheduled interest payments or the payment of principal at maturity of any unsecured indebtedness issued by the Parent Company (including the Notes and the Debentures (see Note 3)), the proceeds of which are applied to the prepayment of the revolving loans, in each case (a) has no scheduled principal payments before July 25, 2006; (b) has no guaranty obligation by the borrower under the revolving credit facility; and (c) has terms and conditions which are acceptable to the principal lender under the revolving credit facility. As of December 31, 2001, the Subsidiaries could have paid up to approximately $103 million to the Parent Company under the exception described in item (i) above.

                                  SCHEDULE II

                             TOWER AUTOMOTIVE, INC.
                VALUATION AND QUALIFYING ACCOUNTS OF REGISTRANT
                             (DOLLARS IN MILLIONS)

                                                          LOSS                     RESTRUCTURING RELATED
                                                       CONTRACTS      -----------------------------------------------
                                                     ESTABLISHED IN   RESTRUCTURING        OTHER
                               EMPLOYEE   FACILITY      PURCHASE      RELATED LOSS     RESTRUCTURING        TOTAL
DESCRIPTION                      COST       COST       ACCOUNTING       CONTRACTS          COSTS        RESTRUCTURING
-----------                    --------   --------   --------------   -------------   ---------------   -------------
Balance, December 31, 1998...   $ 3.6      $ 21.1        $ 22.8           $  --           $   --           $   --
Additional Provision.........     8.7         5.4          18.8              --               --               --
Utilization..................    (5.2)       (2.5)        (16.8)             --               --               --
Change in Estimate...........    (0.7)      (10.2)           --              --               --               --
                                -----      ------        ------           -----           ------           ------
Balance, December 31, 1999...     6.4        13.8          24.8              --               --               --
Additional Provision.........      --         1.0          12.3             8.1             29.5             37.6
Utilization..................    (2.6)       (7.5)         (8.4)           (2.5)            (9.0)           (11.5)
Change in Estimate...........      --          --            --              --               --               --
                                -----      ------        ------           -----           ------           ------
Balance, December 31, 2000...     3.8         7.3          28.7             5.6             20.5             26.1
Additional Provision.........      --          --            --              --             50.7             50.7
Reclassification.............      --          --            --              --              5.9              5.9
Utilization..................    (2.7)       (2.1)        (11.7)           (4.2)           (17.3)           (21.5)
Change in Estimate...........      --          --            --            (1.4)            (4.5)            (5.9)
                                -----      ------        ------           -----           ------           ------
Balance, December 31, 2001...   $ 1.1      $  5.2        $ 17.0           $  --           $ 55.3           $ 55.3
                                =====      ======        ======           =====           ======           ======