Form 10-Q
period 2002-03-31
TOWER AUTOMOTIVE INC
filed 2002-05-15
CIK 925548

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

The number of shares outstanding of the Registrant's common stock, par value $.01 per share, at May 13, 2002 was 65,812,519 shares.

                             TOWER AUTOMOTIVE, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I      FINANCIAL INFORMATION

         Item 1.    Financial Statements:

                    Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2002 and 2001

                    Condensed Consolidated Balance Sheets at March 31, 2002 (unaudited) and December 31, 2001

                    Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2002 and 2001

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


PART II     OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K

ITEM 1 - FINANCIAL INFORMATION


                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - UNAUDITED)


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2002           2001
                                                      ---------      ---------
Revenues                                              $ 668,107      $ 628,376

Cost of sales                                           599,098        549,105
                                                      ---------      ---------

  Gross profit                                           69,009         79,271

Selling, general and administrative expenses             32,907         35,299

Amortization expense                                        979          6,078

Restructuring and asset impairment charge                75,407             --
                                                      ---------      ---------

  Operating income (loss)                               (40,284)        37,894

Interest expense, net                                    17,140         19,722

Gain on sale of plant                                    (3,839)            --
                                                      ---------      ---------

Income (loss) before provision for income taxes,
  equity in earnings of joint ventures and minority
  interest                                              (53,585)        18,172

Provision (benefit) for income taxes                    (18,756)         7,028
                                                      ---------      ---------

  Income (loss) before equity in earnings of
 joint ventures and minority interest                   (34,829)        11,144

Equity in earnings of joint ventures, net                 4,385          4,381

Minority interest, net                                   (4,073)        (2,664)
                                                      ---------      ---------

  Net income (loss)                                   $ (34,517)     $  12,861
                                                      =========      =========

Basic earnings (loss) per common share                $   (0.72)     $    0.29
                                                      =========      =========

Basic shares outstanding                                 48,253         44,111
                                                      =========      =========

Diluted earnings (loss) per common share              $   (0.72)     $    0.28
                                                      =========      =========

Diluted shares outstanding                               48,253         52,233
                                                      =========      =========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                   March 31,       December 31,
                             Assets                                  2002             2001
---------------------------------------------------------------   -----------      -----------
                                                                  (unaudited)
Current assets:
       Cash and cash equivalents                                  $    14,601      $    21,767
       Accounts receivable                                            287,888          216,638
       Inventories                                                    103,140          112,536
       Prepaid tooling and other                                      109,789           89,229
                                                                  -----------      -----------
             Total current assets                                     515,418          440,170
                                                                  -----------      -----------

Property, plant and equipment, net                                  1,041,063        1,120,259
Investments in joint ventures                                         247,191          243,198
Deferred income taxes                                                  82,949           61,461
Goodwill and other assets, net                                        666,987          668,348
                                                                  -----------      -----------
                                                                  $ 2,553,608      $ 2,533,436
                                                                  ===========      ===========

            Liabilities and Stockholders' Investment
---------------------------------------------------------------
Current liabilities:
       Current maturities of long-term debt and capital lease
          obligations                                             $   183,283      $   172,083
       Accounts payable                                               386,033          368,910
       Accrued liabilities                                            264,439          278,962
                                                                  -----------      -----------
             Total current liabilities                                833,755          819,955
                                                                  -----------      -----------

Long-term debt, net of current maturities                             644,477          601,084
Obligations under capital leases, net of current maturities             3,905            4,620
Convertible subordinated notes                                        199,984          199,984
Other noncurrent liabilities                                          196,907          201,635
                                                                  -----------      -----------
          Total noncurrent liabilities                              1,045,273        1,007,323
                                                                  -----------      -----------

Mandatorily redeemable trust convertible preferred securities         258,750          258,750

Stockholders' investment:
       Preferred stock                                                     --               --
       Common stock                                                       485              481
       Additional paid-in capital                                     457,426          456,627
       Retained earnings                                                5,915           40,432
       Deferred compensation plans                                    (14,294)         (15,571)
       Accumulated other comprehensive loss                           (33,702)         (34,561)
                                                                  -----------      -----------
             Total stockholders' investment                           415,830          447,408
                                                                  -----------      -----------
                                                                  $ 2,553,608      $ 2,533,436
                                                                  ===========      ===========



         The accompanying notes are an integral part of these condensed consolidated balance sheets.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (AMOUNTS IN THOUSANDS - UNAUDITED)


                                                                    THREE MONTHS ENDED MARCH 31,
                                                                    ---------------------------
                                                                         2002          2001
                                                                    ------------    -----------
OPERATING ACTIVITIES:
      Net income (loss)                                               $ (34,517)     $  12,861
      Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities -
         Depreciation and amortization                                   33,392         39,074
         Deferred income tax provision (benefit)                        (22,283)         5,492
         Deferred compensation plans                                        815             --
         Gain on sale of plant                                           (3,839)            --
         Equity in earnings of joint ventures, net                       (4,385)        (4,381)
         Restructuring and asset impairment charge                       75,407             --
         Change in working capital and other operating items            (73,728)       (22,984)
                                                                      ---------      ---------

        Net cash provided by (used in) operating activities             (29,138)        30,062
                                                                      ---------      ---------

INVESTING ACTIVITIES:
      Acquisitions, divestitures and investment in joint ventures       (38,039)        (3,181)
      Capital expenditures, net                                         (13,201)       (62,516)
                                                                      ---------      ---------

         Net cash used in investing activities                          (51,240)       (65,697)
                                                                      ---------      ---------

FINANCING ACTIVITIES:
      Proceeds from borrowings                                          486,549        678,255
      Repayment of debt                                                (414,612)      (646,627)
      Proceeds from issuance of stock                                     1,275            634
                                                                      ---------      ---------

         Net cash provided by financing activities                       73,212         32,262
                                                                      ---------      ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                  (7,166)        (3,373)

CASH AND CASH EQUIVALENTS:
      Beginning of period                                                21,767          3,373
                                                                      ---------      ---------

      End of period                                                   $  14,601      $      --
                                                                      =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid, net of amounts capitalized                       $  23,613      $  27,007
                                                                      =========      =========
      Income taxes paid (refunded)                                    $    (425)     $   1,683
                                                                      =========      =========
NON-CASH FINANCING ACTIVITIES:
      Notes payable converted to common stock                         $      --      $     201
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

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1. The accompanying condensed consolidated financial statements have been prepared by Tower Automotive, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     Revenues and operating results for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

     Certain prior year amounts were reclassified to conform to current year presentation.

2.   Inventories consisted of the following (in thousands):

                                     MARCH 31,      DECEMBER 31,
                                       2002            2001
                                     --------       -----------
           Raw materials             $ 47,085        $ 52,579
           Work in process             15,282          24,636
           Finished goods              40,773          35,321
                                     --------        --------
                                     $103,140        $112,536
                                     ========        ========


3. Basic earnings per share were computed by dividing net income by the weighted average number of common shares outstanding during the respective quarters. Diluted earnings per share for the three months ended March 31, 2001 were determined on these assumptions: (i) the Edgewood notes were converted at the beginning of the period, and (ii) the Convertible Subordinated Notes were converted at the beginning of the period. The Preferred Securities, totaling approximately 8.4 million shares, were not included in the computation of earnings per share for the three months ended March 31, 2001 due to their anti-dilutive effect. None of the common stock equivalents, totaling approximately 16.2 million shares, were included in the computation of earnings per share for the three months ended March 31, 2002 due to their anti-dilutive effect (in thousands, except for per share data):

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                        ----------------------
                                                                          2002          2001
                                                                        --------      --------

     Net income (loss)                                                  $(34,517)     $ 12,861
     Interest expense on Edgewood notes, net of tax                           --             7
     Interest expense on Convertible Subordinated Notes, net of tax           --         1,652
                                                                        --------      --------
     Net income (loss) applicable to common stockholders -- diluted     $(34,517)     $ 14,520
                                                                        ========      ========


     Weighted average number of common shares outstanding                 48,253        44,111
     Dilutive effect of outstanding stock options and warrants
       after application of the treasury stock method                         --           129
     Dilutive effect of Edgewood notes, assuming conversion                   --           264
     Dilutive effect of Convertible Subordinated Notes, assuming
       conversion                                                             --         7,729
                                                                        --------      --------
     Diluted shares outstanding                                           48,253        52,233
                                                                        ========      ========
     Basic earnings (loss) per share                                    $  (0.72)     $   0.29
                                                                        ========      ========
     Diluted earnings (loss) per share                                  $  (0.72)     $   0.28
                                                                        ========      ========


4.   Long-term debt consisted of the following (in thousands):


                                                                        MARCH 31,    DECEMBER 31,
                                                                          2002          2001
                                                                        --------      --------

     Revolving credit facility                                          $170,536      $100,608
     Senior Euro notes                                                   131,025       133,560
     Term credit facility                                                325,000       325,000
     Industrial development revenue bonds                                 43,765        43,765
     Edgewood notes                                                           50            50
     Other foreign subsidiary indebtedness                               131,118       136,987
     Other                                                                23,493        30,474
                                                                        --------      --------
                                                                         824,987       770,444
     Less-current maturities                                            (180,510)     (169,360)
                                                                        --------      --------
                Total long-term debt                                    $644,477      $601,084
                                                                        ========      =========


     In July 2000, the Company replaced its previous $750 million amortizing credit facility with a new six-year $1.15 billion senior unsecured credit agreement (the "Credit Agreement"). The Credit Agreement includes a non-amortizing revolving facility of $825 million along with an amortizing term loan of $325 million. The Credit Agreement also includes a multi-currency borrowing feature that allows the Company to borrow up to $500 million in certain freely tradable offshore currencies, and letter of credit sublimits of $100 million. As of March 31, 2002, approximately $25.5 million of the outstanding borrowings are denominated in Japanese yen, $32.8 million are denominated in Euro, and $15.7 million are denominated in Canadian dollars. Interest on the Credit Agreement is at the financial institutions' reference rate, LIBOR, or the Eurodollar rate plus a margin ranging from 0 to 200 basis points depending on the ratio of the consolidated funded debt for restricted subsidiaries of the Company to its total EBITDA. The weighted average interest rate for such borrowings was
     5.9 percent for the three months ended March 31, 2002. The Credit Agreement has a final maturity of 2006.

     The Credit Agreement requires the Company to meet certain financial tests, including but not limited to a minimum interest coverage and maximum leverage ratio. The Credit Agreement also limits the Company's ability to pay dividends. As of March 31, 2002, the Company was in compliance with all debt covenants.

     In July 2000, R. J. Tower Corporation, a wholly-owned subsidiary of the Company, issued Euro-denominated senior unsecured notes in the amount of Euro 150 million ($131.0 million at March 31, 2002). The notes bear interest at a rate of 9.25 percent, payable semi-annually. The notes rank equally with all of the Company's other unsecured and unsubordinated debt. The net proceeds after issuance costs were used to repay a portion of the Company's existing Euro-denominated indebtedness under its credit facility. The notes mature on August 1, 2010.

     During September 2000, the Company entered into an interest rate swap contract to hedge against interest rate exposure on approximately $160 million of its floating rate indebtedness under its Credit Agreement. The contracts have the effect of converting the floating rate interest to a fixed rate of approximately 6.9 percent, plus any applicable margin required under the Credit Agreement. The interest rate swap contract was executed to balance the Company's fixed-rate and floating-rate debt portfolios and expires in September 2005.

     The adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001 resulted in a pretax charge to accumulated other comprehensive loss of $6.8 million ($4.2 million net of income tax benefit). The accumulated other comprehensive loss was attributable to losses on effective cash flow hedges. As of March 31, 2002, there is $6.9 million recorded in accumulated other comprehensive loss related to the cash flow hedge.

     Derivative liabilities relating to the interest rate swap agreement totaling $11.2 million have been recorded in accrued liabilities on the balance sheet as of March 31, 2002. The fair value of the interest rate swap agreement is based upon the difference between the contractual rates and the present value of the expected future cash flows on the hedged interest rate.

5. At March 31, 2002, the Company had sold $117.9 million of net accounts receivable pursuant to its accounts receivable securitization program in exchange for $15.4 million of cash and a retained subordinated interest in the receivables sold of $102.5 million. The receivables sold represented amounts owed to the Company from customers as of February 28, 2002. The majority of such receivables were collected in March 2002 and as a result, the Company's retained interest in accounts receivable is not significant as of March 31, 2002 and is not presented separately from accounts receivable. As of March 31, 2002, the Company recorded a liability to the funding agent of $15.4 million, which represents receivables for which the Company has received collections from customers and is required to be submitted to the funding agent. Settlement of amounts due to the funding agent, as well as the cost of funding at a rate of approximately 7.6 percent, occurs during the month subsequent to the sale of the receivables.

6. Effective January 1, 2000, the Company acquired all of the outstanding shares of Dr. Meleghy GmbH & Co. KG Werkzeugbau und Presswerk, Bergisch Gladbach ("Dr. Meleghy") for approximately $86 million plus earnout payments of $2.7 million paid in 2001 and $26.9 million paid in the first quarter of 2002. Dr. Meleghy designs and produces structural stampings, assemblies, exposed surface panels and modules to the European automotive industry. Dr. Meleghy also designs and manufactures tools and dies for use in their production and for the external market. Dr. Meleghy operates three facilities in Germany and one facility in both Hungary and Poland. Dr. Meleghy's main customers include DaimlerChrysler, Audi, Volkswagen, Ford, Opel and BMW. Products offered by Dr. Meleghy include body side panels, floor pan assemblies and miscellaneous structural stampings.

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

     In conjunction with its acquisitions, the Company has established reserves for certain costs associated with facility shutdown and consolidation activities, for general and payroll related costs primarily for planned employee termination activities, and for provisions for acquired loss contracts. A rollforward of these reserves is as follows (in millions):

                                          FACILITY     PAYROLL
                                          SHUTDOWN     RELATED        LOSS
                                           COSTS        COSTS       CONTRACTS
                                           -----        -----       ---------
       Balance at December 31, 2001       $  5.2       $  1.1        $  17.0
       Utilization                          (0.1)        (1.0)          (1.0)
                                          -------      -------       -------
       Balance at March 31, 2002          $  5.1       $  0.1        $  16.0
                                          =======      =======       =======

     The timing of facility shutdown and consolidation activities has been adjusted to reflect customer concerns with supply interruption. As of March 31, 2002, the facilities have been shutdown, but the Company continues to incur costs related to maintenance, taxes and other costs related to buildings that are held for sale. These reserves have been utilized as originally intended and management believes the liabilities recorded for shutdown and consolidation activities are adequate but not excessive as of March 31, 2002.

7. The Company has a 31 percent equity interest in Yorozu Corporation ("Yorozu") acquired from Nissan Motor Co. Ltd. ("Nissan"). Yorozu, based in Japan, is publicly traded on the first tier of the Tokyo Stock Exchange and is a supplier of suspension modules and structural parts to the Asian and North American automotive markets with principal customers including Nissan, Auto Alliance, General Motors, Ford and Honda. The Company will pay Nissan approximately $68 million over two and one half years for its original 17 percent interest acquired in September 2000 and its subsequent
     13.8 percent interest it acquired in February 2001. As of March 31, 2002, $23.5 million remains to be paid under these arrangements and is recorded as indebtedness in the Company's balance sheet. As of March 31, 2002, the traded market value of shares held in Yorozu was $17.9 million and the Company's investment in Yorozu was $54.5 million. The Company periodically assesses its investment in Yorozu to determine the proper carrying value for the investment in its financial statements. The periodic assessment of value takes into account market value of shares, operating performance, and the Company's book or liquidation value in ascertaining whether an other than temporary impairment has occurred in the investment. Based on this assessment, the Company does not believe at this time that its investment in Yorozu has suffered an other than temporary impairment.

     The Company is a 40 percent partner in Metalsa S. de R.L. ("Metalsa") with Promotora de Empresas Zano, S.A. de C.V. ("Proeza"). Metalsa is the largest supplier of vehicle frames and structures in Mexico. In connection with the original agreement, the Company paid $120 million to Proeza with an additional amount of up to $45 million payable based upon net earnings of Metalsa during 1998, 1999, and 2000. Based upon Metalsa's 1998 and 1999 net earnings, the Company paid Proeza $9.0 million and $7.9 million in additional consideration during 1999 and 2000, respectively. Based upon Metalsa's 2000 net earnings, the Company paid $8.6 million of additional consideration during the first quarter of 2002.

8. On February 1, 2002, the Company sold its Iwahri, Korea plant to a Hyundai affiliate for net proceeds of $4.2 million after fees and debt assumed by the purchaser and realized a gain on sale of the plant of $3.8 million in the first quarter of 2002. The net proceeds were used to repay outstanding subsidiary indebtedness. The results of operations of the Iwahri plant, which assembles the Kia Sportage lower vehicle module, are not significant to the operating results of the Company as a whole, and therefore, pro forma financial information has not been provided as the results would not be materially different.

     The Company will continue to manufacture body structure components in Korea, including those components used in the Kia Sportage module.

9. The Company produces a broad range of assemblies and modules for vehicle body structures and suspension systems for the global automotive industry. These operations have similar characteristics including the nature of products, production processes and customers, and produce lower vehicle structures, body structures (including Class A surfaces), suspension components, and modular assemblies for the automotive industry. Management reviews the operating results of the Company and makes decisions based upon two operating segments: United States/Canada and International. Financial information by segment is as follows (in thousands):

                                                         UNITED STATES/
                                                             CANADA        INTERNATIONAL      TOTAL
                                                             ------        -------------      -----
   THREE MONTHS ENDED MARCH 31, 2002:
        Revenues                                           $  516,399         $151,708      $  668,107
        Operating income (loss)                               (43,450)           3,166         (40,284)
        Restructuring and asset impairment charge              71,757            3,650          75,407
        Total assets                                        1,798,686          754,922       2,553,608

   THREE MONTHS ENDED MARCH 31, 2001:
        Revenues                                           $  455,097         $173,279      $  628,376
        Operating income                                       25,819           12,075          37,894
        Restructuring and asset impairment charge                --               --              --
        Total assets                                        2,345,655          650,131       2,995,786


10.  A summary of the Company's restructuring activities is as follows:

     MILWAUKEE PRESS OPERATIONS:

     On January 31, 2002, the Company announced that it will discontinue the remaining stamping and ancillary processes currently performed at its Milwaukee Press Operations and relocate the remaining work to other Tower locations or Tier II suppliers. The Company expects to complete the transfer process during the third quarter of 2002. As a result of these efforts (the "2002 Plan"), the Company recorded a restructuring charge in the first quarter of 2002 totaling $75.4 million, which reflects the estimated qualifying "exit costs" to be incurred over the next 12 months pertaining to the 2002 Plan.

     The 2002 Plan charge includes costs associated with asset impairments, severance and outplacement costs related to employee terminations and certain other exit costs. These activities are anticipated to result in a reduction of approximately 490 colleagues in the Company's Milwaukee, Wisconsin manufacturing location. Through March 31, 2002, the Company had eliminated approximately 100 colleagues pursuant to the 2002 Plan. The estimated restructuring charge does not cover certain aspects of the 2002 Plan, including movement of equipment and employee relocation and training. These costs will be recognized in future periods as incurred.

     The asset impairments consist of long-lived assets, including fixed assets, buildings and manufacturing equipment from the facilities the Company intends to dispose of or discontinue. The carrying value of the long-lived assets written off was $47.2 million. Fixed assets that will be disposed of as part of the 2002 Plan were written down to their estimated residual values. For assets that will be sold currently, the Company measured impairment based on estimated proceeds on the sale of the facilities and equipment. These asset impairments have arisen as a consequence of the Company making the decision to exit these activities during the first quarter of 2002.

     The Company anticipates this charge will require cash payments of $15.8 million and other future obligations of $12.4 million, in addition to the $47.2 million write-off of assets.

     The accrual for operational realignment and other costs is included in accrued liabilities in the accompanying consolidated balance sheet as of March 31, 2002. The table below summarizes the accrued operational realignment and other charges related to the 2002 Plan through March 31, 2002 (in millions):

                                                        SEVERANCE AND
                                           ASSET         OUTPLACEMENT      OTHER EXIT
                                        IMPAIRMENTS         COSTS             COSTS          TOTAL
                                        -----------         -----             -----          -----
    Provision                           $    47.2        $      8.4        $     19.8     $     75.4
    Non-cash charges                        (47.2)               --                --          (47.2)
                                        -----------      -----------       ----------     -----------
    Balance at March 31, 2002           $      --        $      8.4        $     19.8     $     28.2
                                        ===========      ===========       ==========     ===========


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

     The 2001 Plan charge includes costs associated with asset impairments, severance and outplacement costs related to employee terminations and certain other exit costs. These activities are anticipated to result in a reduction of more than 700 colleagues in the Company's technical and administrative centers in Novi, Rochester Hills, and Grand Rapids, Michigan; Milwaukee, Wisconsin; and its U.S. and Canada manufacturing locations. Through March 31, 2002, the Company had eliminated approximately 570 colleagues pursuant to the 2001 Plan. The estimated restructuring charge does not cover certain aspects of the 2001 Plan, including movement of equipment and employee relocation and training. These costs are being recognized as incurred.

     The Company anticipates this charge will require cash payments of approximately $34.9 million and other future obligations of $15.8 million combined with previously recorded asset write-offs of $127.4 million, including $87.5 million of goodwill.

     The accrual for operational realignment and other costs, which was established in the fourth quarter of 2001, is included in accrued liabilities in the accompanying consolidated balance sheet as of March 31, 2002. The table below summarizes the accrued operational realignment and accrued other charges related to the 2001 Plan through March 31, 2002 (in millions):

                                          SEVERANCE AND
                                          OUTPLACEMENT    OTHER EXIT
                                              COSTS         COSTS        TOTAL
                                              -----         -----        -----
       Balance at December 31, 2001       $    23.9       $    31.4     $  55.3
       Cash payments                           (6.1)           (5.3)      (11.4)
                                          ------------    ----------    --------
       Balance at March 31, 2002          $    17.8       $    26.1     $  43.9
                                          ============    ==========    ========

11. The following table presents comprehensive income (loss) for the three months ended March 31, 2002 and 2001 (in thousands):

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          ---------------------
                                                            2002          2001
                                                          --------      -------
       Net income (loss)                                  $(34,517)     $12,861
       Change in cumulative translation adjustment            (569)      (3,835)
       Transition adjustment relating to loss on
         qualifying cash flow hedges                            --       (4,200)
       Unrealized gain (loss) on qualifying cash flow
         hedges                                              1,428       (2,500)
                                                          --------      -------
       Comprehensive income (loss)                        $(33,658)     $ 2,326
                                                          ========      =======

12.  On May 13, 2002, the Company completed an underwritten primary offering of
     17.25 million shares of Tower Automotive, Inc. common stock which includes the exercise of the underwriters' option to acquire 2.25 million shares to cover over-allotment. The net proceeds from the offering were approximately $222.5 million, based on an offering price of $13.75 per share. The Company intends to use the net proceeds to repay borrowings under its Credit Agreement.

13. On June 29, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing; effective January 1, 2002, goodwill is no longer subject to amortization.

     The Company has applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. As of March 31, 2002, the Company has unamortized goodwill of approximately $564 million that will be subject to the transition provisions of the Statements. The Company has not yet determined whether it will be required to recognize any transitional impairment losses as a cumulative effect of a change in accounting principle. Application of the nonamortization provisions of the Statements is expected to result in a reduction in goodwill amortization expense of approximately $16 million in fiscal 2002, after reflecting 2001 goodwill writedowns of $196.1 million.

     Under the adoption of SFAS No. 142, the Company discontinued the amortization of goodwill. The following table presents a reconciliation of net income and earnings per share adjusted for the exclusion of goodwill, net of tax (in thousands, except per share amounts):

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                2002           2001
                                                              --------      ----------
      Reported net income (loss)                              $(34,517)     $   12,861
      Add:  Goodwill amortization, net of tax                       --           3,223
                                                              --------      ----------
      Adjusted net income (loss)                              $(34,517)     $   16,084
                                                              ========      ==========

      Reported basic earnings (loss) per common share         $  (0.72)     $     0.29
      Add:  Goodwill amortization, net of tax                       --            0.07
                                                              --------      ----------
      Adjusted basic earnings (loss) per common share         $  (0.72)     $     0.36
                                                              ========      ==========

      Reported diluted earnings (loss) per common share       $  (0.72)     $     0.28
      Add:  Goodwill amortization, net of tax                       --            0.06
                                                              --------      ----------
      Adjusted diluted earnings (loss) per common share       $  (0.72)     $     0.34
                                                              ========      ==========


     The change in the carrying amount of goodwill for the three months ended March 31, 2002, by operating segment, are as follows (in thousands):

                                           UNITED STATES/
                                              CANADA        INTERNATIONAL       TOTAL
                                              ------        -------------       -----
      Balance at December 31, 2001           $337,527          $229,553        $567,080
      Currency translation adjustment              --            (2,865)         (2,865)
                                             --------          --------        --------
      Balance at March 31, 2002              $337,527          $226,688        $564,215
                                             ========          ========        ========


     In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this Statement provide a single accounting model for impairment of long-lived assets. The adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on the Company's financial position or its results of operations.

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

TOWER AUTOMOTIVE INC.
CONSOLIDATING BALANCE SHEETS AT MARCH 31, 2002
(AMOUNTS IN THOUSANDS - UNAUDITED)

                                                       R. J. TOWER    PARENT     GUARANTOR   NON-GUARANTOR
                                                       CORPORATION   GUARANTOR   COMPANIES     COMPANIES  ELIMINATIONS CONSOLIDATED
                                                       -----------  ----------- -----------   ----------- ------------  -----------
                        ASSETS
----------------------------------------------------

Current assets:
     Cash and cash equivalents                         $        --  $        -- $       853   $    13,748  $        --  $    14,601
     Accounts receivable, net                                   --           --     180,668       107,220           --      287,888
     Inventories, net                                           --           --      69,559        33,581           --      103,140
     Prepaid tooling and other                                  --           --      66,352        43,437           --      109,789
                                                       -----------  ----------- -----------   -----------  -----------  -----------
      Total current assets                                      --           --     317,432       197,986           --      515,418
                                                       -----------  ----------- -----------   -----------  -----------  -----------

Property, plant and equipment, net                              --           --     755,934       285,129           --    1,041,063
Investments in joint ventures                              241,848           --       4,178         1,165           --      247,191
Investment in subsidiaries                                 443,188      415,830          --            --     (859,018)          --
Goodwill and other assets, net                               9,228        9,490     446,110       285,108           --      749,936
                                                       -----------  ----------- -----------   -----------  -----------  -----------
                                                       $   694,264  $   425,320 $ 1,523,654   $   769,388  $  (859,018) $ 2,553,608
                                                       ===========  =========== ===========   ===========  ===========  ===========

      LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------------------

Current liabilities:
     Current maturities of long-term debt and capital
          lease obligations                            $    75,311  $        -- $     2,773   $   105,199  $        --  $   183,283
     Accounts payable                                           --           --     275,706       110,327           --      386,033
     Accrued liabilities                                     2,986        6,033     187,709        67,711           --      264,439
                                                       -----------  ----------- -----------   -----------  -----------  -----------
          Total current liabilities                         78,297        6,033     466,188       283,237           --      833,755
                                                       -----------  ----------- -----------   -----------  -----------  -----------

Long-term debt, net of current maturities                  531,038           --      44,765        68,674           --      644,477
Obligations under capital leases, net of current
  maturities                                                    --           --       3,905            --           --        3,905
Convertible subordinated notes                                  --      199,984          --            --           --      199,984
Due to/(from) affiliates                                  (356,671)    (455,277)    748,804        63,144           --           --
Other noncurrent liabilities                                    --           --     145,753        51,154           --      196,907
                                                       -----------  ----------- -----------   -----------  -----------  -----------
          Total noncurrent liabilities                     174,367     (255,293)    943,227       182,972           --    1,045,273
                                                       -----------  ----------- -----------   -----------  -----------  -----------

Mandatorily redeemable trust convertible preferred
  securities                                                    --      258,750          --            --           --      258,750

Stockholders' investment                                   449,532      415,830     128,711       314,477     (859,018)     449,532
Accumulated other comprehensive loss                        (7,932)          --     (14,472)      (11,298)          --      (33,702)
                                                       -----------  ----------- -----------   -----------  -----------  -----------
          Total stockholders' investment                   441,600      415,830     114,239       303,179     (859,018)     415,830
                                                       -----------  ----------- -----------   -----------  -----------  -----------
                                                       $   694,264  $   425,320 $ 1,523,654   $   769,388  $  (859,018) $ 2,553,608
                                                       ===========  =========== ===========   ===========  ===========  ===========

TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                                                NON-
                                                   R. J. TOWER      PARENT      GUARANTOR    GUARANTOR
                                                   CORPORATION    GUARANTOR     COMPANIES    COMPANIES    ELIMINATIONS  CONSOLIDATED
                                                   -----------    ---------     ---------    ---------    ------------  ------------
Revenues                                             $      --    $      --     $ 479,204    $ 188,903      $      --     $ 668,107

Cost of sales                                               --           --       434,686      164,412             --       599,098
                                                     ---------    ---------     ---------    ---------      ---------     ---------

          Gross profit                                      --           --        44,518       24,491             --        69,009

Selling, general and administrative expenses                --           --        21,461       11,446             --        32,907

Restructuring and asset impairment charge                   --           --        71,757        3,650             --        75,407

Amortization expense                                       431          321            --          227             --           979
                                                     ---------    ---------     ---------    ---------      ---------     ---------

          Operating income (loss)                         (431)        (321)      (48,700)       9,168             --       (40,284)

Interest expense, net                                   11,481        2,500           420        2,739             --        17,140

Gain on sale of plant                                       --           --            --       (3,839)            --        (3,839)
                                                     ---------    ---------     ---------    ---------      ---------     ---------

          Income (loss) before provision for
          income taxes, equity in earnings of
          joint ventures and minority interest         (11,912)      (2,821)      (49,120)      10,268             --       (53,585)

Provision (benefit) for income taxes                    (4,169)        (987)      (17,194)       3,594             --       (18,756)
                                                     ---------    ---------     ---------    ---------      ---------     ---------

          Income (loss) before equity in earnings
          of joint ventures and minority interest       (7,743)      (1,834)      (31,926)       6,674             --       (34,829)

Equity in earnings of joint ventures and
subsidiaries                                           (22,102)     (29,845)           --           --         56,332         4,385

Minority interest, net                                      --       (2,838)           --       (1,235)            --        (4,073)
                                                     ---------    ---------     ---------    ---------      ---------     ---------

          Net income (loss)                          $ (29,845)   $ (34,517)    $ (31,926)   $   5,439      $  56,332     $ (34,517)
                                                     =========    =========     =========    =========      =========     =========

TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2002 (AMOUNTS IN THOUSANDS - UNAUDITED)


                                                                                                NON-
                                                   R. J. TOWER      PARENT      GUARANTOR    GUARANTOR
                                                   CORPORATION    GUARANTOR     COMPANIES    COMPANIES    ELIMINATIONS  CONSOLIDATED
                                                   -----------    ---------     ---------    ---------    ------------  ------------
OPERATING ACTIVITIES:
Net income (loss)                                   $ (29,845)     $ (34,517)   $ (31,926)   $   5,439      $  56,332     $ (34,517)
Adjustments required to reconcile net income
    (loss) to net cash provided by (used in)
    operating activities
       Depreciation and amortization                      431            321       24,635        8,005             --        33,392
       Deferred income tax provision (benefit)             --             --      (38,615)      16,332             --       (22,283)
       Deferred compensation plans                         --             --          815           --             --           815
       Gain on sale of plant                               --             --           --       (3,839)            --        (3,839)
       Equity in earnings of joint ventures, net       (4,385)            --           --           --             --        (4,385)
       Restructuring and asset impairment charge           --             --       71,757        3,650             --        75,407
       Changes in working capital and other
           operating items                            231,192          1,867     (132,299)     (24,900)      (149,588)      (73,728)
                                                    ---------      ---------    ---------    ---------      ---------     ---------
       Net cash provided by (used in) operating
           activities                                 197,393        (32,329)    (105,633)       4,687        (93,256)      (29,138)
                                                    ---------      ---------    ---------    ---------      ---------     ---------

INVESTING ACTIVITIES:
Capital expenditures, net                                  --             --          936      (14,137)            --       (13,201)
Acquisitions and other, net                          (272,517)        31,054      106,164        4,004         93,256       (38,039)
                                                    ---------      ---------    ---------    ---------      ---------     ---------
       Net cash provided by (used in) investing
           activities                                (272,517)        31,054      107,100      (10,133)        93,256       (51,240)
                                                    ---------      ---------    ---------    ---------      ---------     ---------

FINANCING ACTIVITIES:
Proceeds from borrowings                              458,961             --           --       27,588             --       486,549
Repayments of debt                                   (386,230)            --         (665)     (27,717)            --      (414,612)
Proceeds from the issuance of common stock                 --          1,275           --           --             --         1,275
                                                    ---------      ---------    ---------    ---------      ---------     ---------
       Net cash provided by (used for) financing
           activities                                  72,731          1,275         (665)        (129)            --        73,212
                                                    ---------      ---------    ---------    ---------      ---------     ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                (2,393)            --          802       (5,575)            --        (7,166)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD
                                                        2,393             --           51       19,323             --        21,767
                                                    ---------      ---------    ---------    ---------      ---------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD            $      --      $      --    $     853    $  13,748      $      --     $  14,601
                                                    =========      =========    =========    =========      =========     =========

TOWER AUTOMOTIVE INC.
CONSOLIDATING BALANCE SHEETS AT DECEMBER 31, 2001
(AMOUNTS IN THOUSANDS)

                                                       R. J. TOWER    PARENT     GUARANTOR   NON-GUARANTOR
                                                       CORPORATION   GUARANTOR   COMPANIES     COMPANIES  ELIMINATIONS CONSOLIDATED
                                                       -----------  ----------- -----------   ----------- ------------  -----------
                 ASSETS
------------------------------------------------

 Current assets:
     Cash and cash equivalents                        $        --   $        --  $     2,444  $    19,323        $  --  $    21,767
     Accounts receivable, net                                  --            --      140,402       76,236           --      216,638
     Inventories, net                                          --            --       72,003       40,533           --      112,536
     Prepaid tooling and other                                 --            --       52,238       36,991           --       89,229
                                                      -----------   -----------  -----------  -----------  -----------  -----------
         Total current assets                                  --            --      267,087      173,083           --      440,170
                                                      -----------   -----------  -----------  -----------  -----------  -----------

 Property, plant and equipment, net                            --            --      824,437      295,822           --    1,120,259
 Investments in joint ventures                            237,834            --        4,177        1,187           --      243,198
 Investment in subsidiaries                               744,808       447,408           --           --   (1,192,216)          --
 Goodwill and other assets, net                             9,659         9,700      428,186      282,264           --      729,809
                                                      -----------   -----------  -----------  -----------  -----------  -----------
                                                      $   992,301   $   457,108  $ 1,523,887  $   752,356  $(1,192,216) $ 2,533,436
                                                      ===========   ===========  ===========  ===========  ===========  ===========
   LIABILITIES AND STOCKHOLDERS' INVESTMENT
------------------------------------------------

 Current liabilities:
     Current maturities of long-term debt and
         capital lease obligations                    $    67,381   $        --  $     2,723  $   101,979  $        --  $   172,083
     Accounts payable                                          --            --      263,800      105,110           --      368,910
     Accrued liabilities                                    7,234         4,167      203,832       63,729           --      278,962
                                                      -----------   -----------  -----------  -----------  -----------  -----------
         Total current liabilities                         74,615         4,167      470,355      270,818           --      819,955
                                                      -----------   -----------  -----------  -----------  -----------  -----------

 Long-term debt, net of current maturities                472,373            --       44,765       83,946           --      601,084
 Obligations under capital leases, net of
     current maturities                                        --            --        4,620           --           --        4,620
 Convertible subordinated notes                                --       199,984           --           --           --      199,984
 Due to/(from) affiliates                                 (27,392)     (453,201)     428,037       52,556           --           --
 Other noncurrent liabilities                                  --            --      150,639       50,996           --      201,635
                                                      -----------   -----------  -----------  -----------  -----------  -----------
         Total noncurrent liabilities                     444,981      (253,217)     628,061      187,498           --    1,007,323
                                                      -----------   -----------  -----------  -----------  -----------  -----------

 Manditorily redeemable trust convertible
     preferred securities                                      --       258,750           --           --           --      258,750

 Stockholders' investment                                 481,969       447,408      439,943      304,865   (1,192,216)     481,969
 Accumulated other comprehensive loss                      (9,264)           --      (14,472)     (10,825)          --      (34,561)
                                                      -----------   -----------  -----------  -----------  -----------  -----------
         Total stockholders' investment                   472,705       447,408      425,471      294,040   (1,192,216)     447,408
                                                      -----------   -----------  -----------  -----------  -----------  -----------
                                                      $   992,301   $   457,108  $ 1,523,887  $   752,356  $(1,192,216) $ 2,533,436
                                                      ===========   ===========  ===========  ===========  ===========  ===========

TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                                                NON-
                                                   R. J. TOWER      PARENT      GUARANTOR    GUARANTOR
                                                   CORPORATION    GUARANTOR     COMPANIES    COMPANIES    ELIMINATIONS  CONSOLIDATED
                                                   -----------    ---------     ---------    ---------    ------------  ------------
Revenues                                            $  18,623     $      --      $ 399,876    $ 209,877     $      --     $ 628,376

Cost of sales                                           9,453            --        355,123      184,529            --       549,105
                                                    ---------     ---------      ---------    ---------     ---------     ---------

          Gross profit                                  9,170            --         44,753       25,348            --        79,271

Selling, general and administrative expenses              342            --         25,731        9,226            --        35,299

Amortization expense                                      533           321          3,617        1,607            --         6,078
                                                    ---------     ---------      ---------    ---------     ---------     ---------

          Operating income (loss)                       8,295          (321)        15,405       14,515            --        37,894

Interest expense, net                                  18,518         1,672         (3,712)       3,244            --        19,722
                                                    ---------     ---------      ---------    ---------     ---------     ---------

          Income (loss) before provision for
          income taxes, equity earnings of joint
          ventures and minority interest              (10,223)       (1,993)        19,117       11,271            --        18,172

Provision (benefit) for income taxes                   (3,987)         (778)         7,456        4,337            --         7,028
                                                    ---------     ---------      ---------    ---------     ---------     ---------

          Income (loss) before equity in earnings
          of joint ventures and minority interest      (6,236)       (1,215)        11,661        6,934            --        11,144

Equity in earnings of joint ventures and
subsidiaries                                           22,976        16,740             --           --       (35,335)        4,381

Minority interest, net                                     --        (2,664)            --           --            --        (2,664)
                                                    ---------     ---------      ---------    ---------     ---------     ---------

          Net income (loss)                         $  16,740     $  12,861      $  11,661    $   6,934     $ (35,335)    $  12,861
                                                    =========     =========      =========    =========     =========     =========

TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2001 (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                                                NON-
                                                   R. J. TOWER      PARENT      GUARANTOR    GUARANTOR
                                                   CORPORATION    GUARANTOR     COMPANIES    COMPANIES    ELIMINATIONS  CONSOLIDATED
                                                   -----------    ---------     ---------    ---------    ------------  ------------
OPERATING ACTIVITIES:
Net income                                          $  16,740     $  12,861      $  11,661    $   6,934     ($ 35,335)    $  12,861
Adjustments required to reconcile net income to net
   cash provided by (used in) operating activities
       Depreciation and amortization                    1,452           321         28,360        8,941            --        39,074
       Deferred income tax provision                    5,274            --            631         (413)           --         5,492
       Equity in earnings of joint ventures, net       (4,381)           --             --           --            --        (4,381)
       Changes in other operating items                 6,969        (2,119)        16,391      (26,983)      (17,242)      (22,984)
                                                    ---------     ---------      ---------    ---------     ---------     ---------
       Net cash provided by (used in) operating
           activities                                  26,054        11,063         57,043      (11,521)      (52,577)       30,062
                                                    ---------     ---------      ---------    ---------     ---------     ---------

INVESTING ACTIVITIES:
Capital expenditures, net                              (3,370)           --        (52,070)      (7,076)           --       (62,516)
Acquisitions and other, net                           (38,384)      (11,697)        (5,677)          --        52,577        (3,181)
                                                    ---------     ---------      ---------    ---------     ---------     ---------
       Net cash provided by (used in) investing
           activities                                 (41,754)      (11,697)       (57,747)      (7,076)       52,577       (65,697)
                                                    ---------     ---------      ---------    ---------     ---------     ---------

FINANCING ACTIVITIES:
Proceeds from borrowings                              660,830            --             --       17,425            --       678,255
Repayments of debt                                   (634,580)           --           (663)     (11,384)           --      (646,627)
Proceeds from the issuance of common stock                 --           634             --           --            --           634
                                                    ---------     ---------      ---------    ---------     ---------     ---------
       Net cash provided by (used for) financing
           activities                                  26,250           634           (663)       6,041            --        32,262
                                                    ---------     ---------      ---------    ---------     ---------     ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                10,550            --         (1,367)     (12,556)           --        (3,373)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        (18,772)           --          1,575       20,570            --         3,373
                                                    ---------     ---------      ---------    ---------     ---------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD            $  (8,222)    $      --      $     208    $   8,014     $      --     $      --
                                                    =========     =========      =========    =========     =========     =========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 TO THE THREE MONTHS ENDED MARCH 31, 2001

Revenues. Revenues for the three months ended March 31, 2002 were $668.1 million, a 6.3 percent increase, compared to $628.4 million for the three months ended March 31, 2001. The increase was comprised of volume increases of $57.4 million, primarily in the following platforms: Dodge Dakota, Cadillac CTS, Ford Explorer, and Lincoln LS/Jaguar S-Type and incremental revenues in the 2002 period of $11.9 million associated with the consolidation of Tower Golden Ring, which first occurred in the third quarter of 2001. These increases were offset by a decline in revenues of $29.6 million, which were attributable to the sale of the Iwahri, Korea plant to an affiliate of Hyundai.

Cost of Sales. Cost of sales as a percent of revenues for the three months ended March 31, 2002 was 89.7 percent compared to 87.4 percent for the three months ended March 31, 2001. The decline in the gross profit margin was primarily due to the effect of customer productivity price reductions beginning in the first quarter of 2002 and changes in product mix on light truck, sport utility and other models served by the Company. The decline in the gross profit margin is also attributable to a decline in profitability on the Ford Explorer and Dodge Ram pickup platforms and increased operating lease costs in the 2002 period.

S, G & A Expenses. Selling, general and administrative expenses decreased to $32.9 million, or 4.9 percent of revenues, for the three months ended March 31, 2002 compared to $35.3 million, or 5.6 percent of revenues, for the three months ended March 31, 2001. This decrease was due primarily to $3.3 million in decreased costs due to reductions in headcount in the consolidation of the Company's engineering and support activities, offset by incremental costs of $0.9 million associated with the Company's consolidation of Tower Golden Ring.

Amortization Expense. Amortization expense for the three months ended March 31, 2002 was $1.0 million compared to $6.1 million for the three months ended March 31, 2001. The decrease was due to the adoption of the requirements of SFAS No. 142, and as a result, beginning January 1, 2002, the Company no longer records amortization expense of goodwill.

Interest Expense, net. Interest expense (net of interest income) for the three months ended March 31, 2002 was $17.1 million compared to $19.7 million for the three months ended March 31, 2001. Interest expense decreased due to the (i) decreased borrowings during the first three months of 2002 compared to the first three months of 2001 of $3.8 million, and (ii) decreased interest rates and decreased spreads associated with the Credit Agreement of $2.8 million, offset by (iii) decreased capitalized interest on construction projects in the 2002 period of $3.0 million and (iv) decreased interest income in the 2002 period of $1.0 million.

Income Taxes. The effective income tax rate was 35.0 percent and 38.7 percent for the first three months of 2002 and 2001, respectively. The effective tax rate reflects the actual rates in the tax jurisdictions in which the Company operates, adjusted for permanent differences.

Equity in Earnings of Joint Ventures, net. Equity in earnings of joint ventures, net of tax, was $4.4 million for both the three months ended March 31, 2002 and the three months ended March 31, 2001. These amounts represent the Company's share of the earnings from its joint venture interests in Metalsa, Yorozu, and DTA Development, in the 2002 period and Metalsa, Tower Golden Ring, Yorozu, and DTA Development in the 2001 period. The Company's share of Metalsa's joint venture earnings has increased quarter over quarter by $2.3 million which was offset by a reduction in equity earnings of $2.3 million due to the consolidation of Tower Golden Ring beginning in third quarter of 2001.

Minority Interest, net. Minority interest, net of tax, for the three months ended March 31, 2002 represents dividends, net of income tax benefits, on the 6 3/4% Trust Preferred Securities ("Preferred Securities") and the minority interest held by the 40 percent joint venture partners in Tower Golden Ring. Minority interest for the three months ended March 31, 2001 represents dividends, net of income tax benefits, on the Preferred

Securities. The increase in minority interest expense in 2002 was due primarily to the consolidation of Tower Golden Ring in the third quarter of 2001.

RESTRUCTURING AND ASSET IMPAIRMENT CHARGE

The Company's growth through acquisitions coincided with an extended period of high automotive production that resulted in higher levels of utilization of the Company's acquired resources and capacity and contributed to periods of strong operating results. More recently, as automotive production declined from previous levels, the Company focused its efforts on reducing the capacity of the enterprise and improving the efficiency of its continuing operations. During the 18 month period beginning in the fourth quarter of 2000, the Company: (i) divested itself of its non-core heavy truck business, (ii) consolidated its manufacturing operations by closing manufacturing locations in Kalamazoo, Michigan; Sebewaing, Michigan; and certain operations in Milwaukee, Wisconsin,
(iii) reduced redundant overhead through a consolidation of its technical activities and a reduction of other salaried colleagues, and (iv) reorganized the management of its U.S. and Canada region. These were accomplished through three restructurings, described in more detail below. The first restructuring was initiated in October 2000 (the "2000 Plan"), the second restructuring was initiated in October 2001 (the "2001 Plan"), with the discontinuance of the remaining stamping and ancillary processes currently performed at the Company's Milwaukee Press Operations announced in January 2002 (the "2002 Plan").

The restructuring and asset impairment charges consist of both restructuring charges and non-restructuring related asset impairments, major components of which are discussed in the sections below. The following table summarizes the principal components of these charges (in millions):

                                                 2002 PLAN  2001 PLAN  2000 PLAN
                                                 ---------  ---------  ---------
RESTRUCTURING AND RELATED ASSET IMPAIRMENTS
   Asset impairments                                $47.2     $127.4     $103.7
   Severance and outplacement costs                   8.4       24.6       25.2
   Loss contracts                                      --         --        8.1
   Other exit costs                                  19.8       26.1        4.3
                                                    -----     ------     ------
Total                                                75.4      178.1      141.3

OTHER GOODWILL AND ASSET IMPAIRMENTS
   Goodwill writedown                                  --      108.6         --
   Other asset impairments                             --       50.7         --
   Investment impairment                               --       46.3         --
                                                    -----     ------     ------
Total                                                  --      205.6         --
                                                    -----     ------     ------

TOTAL RESTRUCTURING AND ASSET IMPAIRMENT CHARGES    $75.4     $383.7     $141.3
                                                    =====     ======     ======

Non-cash charges                                    $47.2     $333.0     $103.7
                                                    -----     ------     ------
Cash charges                                        $28.2     $ 50.7     $ 37.6
                                                    -----     ------     ------


Under the 2000 Plan, the Company realized cash savings of approximately $32 million in 2001 as a result of reductions in payroll costs directly related to restructuring activities. These cash savings from permanent payroll reductions are expected to be realized annually. Under the 2001 Plan, the Company has realized approximately $5 million through March 31, 2002 and expects to realize an additional $30 million of cash savings through the remainder of 2002 attributable to permanent payroll reductions. Under the 2002 Plan, the Company is expected to realize annual cash savings of approximately $15 million attributable to permanent payroll reductions beginning later in 2002 with full realization beginning in 2003.

MILWAUKEE PRESS OPERATIONS:

On January 31, 2002, the Company announced that it will discontinue the remaining stamping and ancillary processes currently performed at the Company's Milwaukee Press Operations and relocate the remaining work to other Tower locations or Tier II suppliers. The Company expects to complete the transfer process during the third quarter of 2002. As a result of these efforts (the "2002 Plan"), the Company recorded a restructuring charge in the first quarter of 2002 totaling $75.4 million, which reflects the estimated qualifying "exit costs" to be incurred over the next 12 months pertaining to the 2002 Plan.

The 2002 Plan charge includes costs associated with asset impairments, severance and outplacement costs related to employee terminations and certain other exit costs. These activities are anticipated to result in a reduction of approximately 490 colleagues in the Company's Milwaukee, Wisconsin manufacturing location. Through March 31, 2002, the Company had eliminated approximately 100 colleagues pursuant to the 2002 Plan. The estimated restructuring charge does not cover certain aspects of the 2002 Plan, including movement of equipment and employee relocation and training. These costs will be recognized in future periods as incurred.

The asset impairments consist of long-lived assets, including fixed assets, buildings and manufacturing equipment from the facilities the Company intends to dispose of or discontinue. The carrying value of the long-lived assets written off was $47.2 million. Fixed assets that will be disposed of as part of the 2002 Plan were written down to their estimated residual values. For assets that will be sold currently, the Company measured impairment based on estimated proceeds on the sale of the facilities and equipment. These asset impairments have arisen as a consequence of the Company making the decision to exit these activities during the first quarter of 2002.

The Company anticipates this charge will require cash payments of $15.8 million combined with the $47.2 million write-off of assets and other future obligations of $12.4 million.

The accrual for operational realignment and other costs is included in accrued liabilities in the accompanying consolidated balance sheet as of March 31, 2002. The table below summarizes the accrued operational realignment and other charges through March 31, 2002 (in millions):

                                           SEVERANCE AND
                                ASSET       OUTPLACEMENT   OTHER EXIT
                             IMPAIRMENTS       COSTS          COSTS      TOTAL
                             -----------       -----          -----      -----
Provision                       $47.2           $8.4          $19.8      $75.4
Non-cash charges                (47.2)            --             --      (47.2)
                                -----           ----          -----      -----
Balance at March 31, 2002       $  --           $8.4          $19.8      $28.2
                                =====           ====          =====      =====

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

The 2001 Plan charge includes costs associated with asset impairments, severance and outplacement costs related to employee terminations and certain other exit costs. These activities are anticipated to result in a reduction of more than 700 colleagues in the Company's technical and administrative centers in Novi, Rochester Hills, and Grand Rapids, Michigan; Milwaukee, Wisconsin; and its U.S. and Canada manufacturing locations. Through March 31, 2002, the Company had eliminated approximately 570 colleagues pursuant to the 2001 Plan. The estimated restructuring charge does not cover certain aspects of the 2001 Plan, including movement of equipment and employee relocation and training. These costs are being recognized in future periods as incurred.

The Company anticipates this charge will require cash payments of approximately $34.9 million and other future obligations of $15.8 million combined with previously recorded asset write-offs of $127.4 million, including $87.5 million of goodwill.

The accrual for operational realignment and other costs, which was established in the fourth quarter of 2001, is included in accrued liabilities in the accompanying consolidated balance sheet as of March 31, 2002. The table below summarizes the accrued operational realignment and other accrued charges through March 31, 2002 (in millions):

                                       SEVERANCE AND
                                        OUTPLACEMENT    OTHER EXIT
                                           COSTS           COSTS      TOTAL
                                           -----           -----      -----
      Balance at December 31, 2001         $23.9           $31.4      $55.3
      Cash payments                         (6.1)           (5.3)     (11.4)
                                           -----           -----      -----
      Balance at March 31, 2002            $17.8           $26.1      $43.9
                                           =====           =====      =====

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH

The Company's principal sources of cash are cash flow from operations, commercial borrowings and capital markets activities. During the three months ended March 31, 2002, the Company used $29.1 million of cash from operations. This compares with $30.1 million generated during the same period in 2001. Net income before depreciation and amortization, deferred income taxes, deferred compensation plans, gain on sale of plant, equity in joint venture earnings, and restructuring and asset impairment charges was $44.6 million and $53.1 million for the 2002 and 2001 periods, respectively. Operating cash flow was reduced by $11.4 million in 2002 and $8.5 million in 2001 for cash restructuring payments, and was increased by net tax refunds of $0.4 million in 2002 and decreased as a result of net tax payments of $1.7 million in 2001. In total, working capital and other operating items decreased operating cash flow by $73.7 million and $23.0 million during 2002 and 2001, respectively.

The issuance of stock from the Company's colleague stock purchase plan and option plans contributed an additional $1.3 million and $0.6 million to cash flow for the 2002 and 2001 periods, respectively.

In July 2000, the Company replaced its previous $750 million amortizing credit facility with a new six-year $1.15 billion senior unsecured credit agreement (the "Credit Agreement"). The Credit Agreement includes a non-amortizing revolving facility of $825 million along with an amortizing term loan of $325 million. The Credit Agreement also includes a multi-currency borrowing feature that allows the Company to borrow up to $500 million in certain freely tradable offshore currencies, and letter of credit sublimits of $100 million. As of March 31, 2002, approximately $25.5 million of the outstanding borrowings are denominated in Japanese yen, $32.8 million are denominated in Euro, and $15.7 million are denominated in Canadian dollars. Interest on the Credit Agreement is at the financial institutions' reference rate, LIBOR, or the Eurodollar rate plus a margin ranging from 0 to 200 basis points depending on the ratio of the consolidated funded debt for restricted subsidiaries of the Company to its total EBITDA. The weighted average interest rate for such borrowings was 5.9 percent for the three months ended March 31, 2002. The Credit Agreement has a final maturity of 2006.

At March 31, 2002, the Company had borrowed $170.5 million under its revolving credit facility of $825 million. In order to borrow under the revolving facility, the Company must meet certain covenant ratios. Based on these covenants, the amount of unused availability under the revolving facility was $57.9 million at March 31, 2002, compared to unused availability of $131.5 million at March 31, 2001. This reduction in availability resulted from a decrease in trailing four quarter EBITDA, offset in part by an increase in availability due to the reduction of indebtedness (as defined in the credit agreement) between the periods. The credit agreement requires the Company to meet certain financial tests, including but not limited to a minimum interest coverage and maximum leverage ratio. The covenant conditions contained in the credit agreement also limit the Company's ability to pay dividends to the available borrowings under the revolving facility. As of March 31, 2002, the Company was in compliance with all debt covenants.

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

In July 2000, R. J. Tower Corporation, a wholly owned subsidiary of the Company, issued Euro-denominated senior unsecured notes in the amount of Euro 150 million ($131.0 million at March 31, 2002). The notes bear interest at a rate of 9.25 percent, payable semi-annually. The notes rank equally with all of the Company's other unsecured and unsubordinated debt. The net proceeds after issuance costs were used to repay a portion of the Company's existing Euro-denominated indebtedness under its credit facility. The notes mature on August 1, 2010.

USES OF CASH

The Company's principal uses of cash are debt repayment, capital expenditures and acquisitions and investments in joint ventures. Net cash used in investing activities was $51.2 million during the three months ended March 31, 2002, as compared to $65.7 million in the prior period. Net capital expenditures totaled $13.2 million and $62.5 million for the comparable 2002 and 2001 periods, respectively. Earnout payments and payments on notes payable made in connection with previous acquisitions and investments in joint ventures, offset by net proceeds received from the sale of a plant, reduced investment cash flows by $38.0 million and $3.2 million for the 2002 and 2001 periods, respectively. Net cash provided by financing activities totaled $73.2 million and $32.3 million for the three months ended March 31, 2002 and 2001, respectively.

The Company estimates its 2002 capital expenditures will be approximately $155 million. Where appropriate, the Company may lease rather than purchase such equipment, which would have the effect of reducing this anticipated level of capital expenditures.

WORKING CAPITAL

During the three months ended March 31, 2002, working capital increased by $61.5 million. This net increase is comprised of working capital increases due to a $71.3 million increase in accounts receivable attributable to the significant sales increase in March 2002 relative to December 2001, a $20.5 million timing-related increase in tooling receivables, and a $3.4 million net decrease in other liabilities; offset by working capital decreases due to a $17.1 million increase in accounts payable related to the continued renegotiation of terms with key suppliers, a $7.2 million decrease in cash on hand, and a $9.4 million decrease in inventory as a result of the Company's continued emphasis of low inventory levels.

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

At March 31, 2002, Tower Automotive had total debt and obligations under capital leases of $1.032 billion. The debt is comprised of fixed rate debt of $491.0 million and floating rate debt of $541.0 million. The pre-tax earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt would be approximately $5.4 million, holding other variables constant. A one percentage point increase in interest rates would not materially impact the fair value of the fixed rate debt.

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

The Company's strategy for management of currency risk relies primarily upon conducting its operations in a country's respective currency and may, from time to time, engage in hedging programs intended to reduce the Company's exposure to currency fluctuations. As of March 31, 2002, the Company held no foreign currency hedge positions. Management believes the effect of a one percent appreciation or depreciation in foreign currency rates would not materially affect the Company's financial position or results of operations for the periods presented.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On June 29, 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing; effective January 1, 2002, goodwill is no longer subject to amortization.

The Company has applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. As of March 31, 2002, the Company has unamortized goodwill of approximately $564 million that will be subject to the transition provisions of the Statements. The Company has not yet determined whether it will be required to recognize any transitional impairment losses as a cumulative effect of a change in accounting principle. Preliminary indications suggest that a transitional impairment charge in the range of $100 million to $200 million may be recorded as a result of the initial goodwill impairment review process, which is expected to be completed during the second quarter of 2002. However, the Company is in the process of hiring an independent appraiser to assist in the finalization of the amount of the change to be taken, if any. It is possible that the amount of any charge recorded after completing the formal appraisal process may not fall within the range suggested by the preliminary analysis. Application of the nonamortization provisions of the Statements were adopted on January 1, 2002 and is expected to result in a reduction in goodwill amortization expense of approximately $16 million in fiscal 2002, after reflecting the writedowns of goodwill totaling $196.1 million, which were recorded during 2001.

In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this Statement provide a single accounting model for impairment of long-lived assets. The adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on the Company's financial position or its results of operations.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). When used in this Form 10-Q, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside the control of the Company, such as risks relating to: (i) the degree to which the Company is leveraged; (ii) the Company's reliance on major customers and selected models; (iii) the cyclicality and seasonality of the automotive market; (iv) the failure to realize the benefits of recent acquisitions and joint ventures; (v) obtaining new business on new and redesigned models; (vi) the Company's ability to continue to implement its acquisition strategy; (vii) the highly competitive nature of the automotive supply industry; (viii) the ability to achieve the anticipated volume of production from new and planned supply programs; and (ix) such other factors noted in this Form 10-Q with respect to the Company's businesses. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements.

PART II.  OTHER INFORMATION

TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES


Item 1.  Legal Proceedings:

         None.

Item 2.  Change in Securities and Use of Proceeds:

         None.

Item 3.  Defaults Upon Senior Securities:

         None.

Item 4.  Submission of Matters to a Vote of Security Holders:

         None.

Item 5.  Other Information:

         None.

Item 6.  Exhibits and Reports on Form 8-K:

         (b) During the quarter for which this report is filed, the Company filed the following Form 8-K Current Reports with the Securities and Exchange Commission:

              1. The Company's Current Report on Form 8-K/A dated January 3, 2002, under Item 5 (Commission File No. 1-12733).

              2. The Company's Current Report on Form 8-K dated February 1, 2002, under Item 5 (Commission File No. 1-12733).

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TOWER AUTOMOTIVE, INC.


Date: May 15, 2002                        By  /s/ Anthony A. Barone
                                              ----------------------------------
                                              Anthony A. Barone
                                              Vice President, Chief Financial
                                              Officer (principal accounting
                                              and financial officer)