Form 10-Q
period 2002-06-30
TOWER AUTOMOTIVE INC
filed 2002-08-12
CIK 925548

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

The number of shares outstanding of the Registrant's common stock, par value $.01 per share, at August 8, 2002 was 65,829,925 shares.

                             TOWER AUTOMOTIVE, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I    FINANCIAL INFORMATION

     Item 1.    Financial Statements:

                Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended June 30, 2002 and 2001

                Condensed Consolidated Statements of Operations (unaudited) for the Six Months Ended June 30, 2002 and 2001

                Condensed Consolidated Balance Sheets at June 30, 2002 (unaudited) and December 31, 2001

                Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2002 and 2001

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

     Item 4.    Submission of Matters to a Vote of Security Holders

     Item 6.    Exhibits and Reports on Form 8-K

ITEM 1 - FINANCIAL INFORMATION


                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - UNAUDITED)


                                                 Three Months Ended June 30,
                                              --------------------------------
                                                  2002                2001
                                              ------------       -------------
       Revenues                               $    750,872       $     642,407

       Cost of sales                               657,956             557,146
                                              ------------       -------------

         Gross profit                               92,916              85,261

       Selling, general and administrative
         expenses                                   37,367              35,020

       Amortization expense                          1,120               6,130
                                              ------------       -------------

         Operating income                           54,429              44,111

       Interest expense, net                        16,278              20,121

       Other expense                                 2,939                  --
                                              ------------       -------------

         Income before provision for income
           taxes, equity in earnings of joint
           ventures and minority interest           35,212              23,990


       Provision for income taxes                   12,324               9,444
                                              ------------       -------------

         Income before equity in earnings
           of joint ventures and minority
           interest                                 22,888              14,546

       Equity in earnings of joint
         ventures, net                               4,277               4,790

       Minority interest, net                       (4,274)             (2,664)
                                              ------------       -------------

         Net income                           $     22,891       $      16,672
                                              ============       =============

       Basic earnings per common share        $       0.40       $        0.38
                                              ============       =============

       Basic shares outstanding                     57,841              44,416
                                              ============       =============

       Diluted earnings per common share      $       0.37       $        0.35
                                              ============       =============

       Diluted shares outstanding                   74,130              60,816
                                              ============       =============



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - UNAUDITED)


                                                  Six Months Ended June 30,
                                              --------------------------------
                                                   2002                2001
                                              ------------       -------------
       Revenues                               $  1,418,979         $ 1,270,783

       Cost of sales                             1,257,054           1,106,251
                                              ------------       -------------

         Gross profit                              161,925             164,532

       Selling, general and administrative
         expenses                                   70,274              70,319

       Amortization expense                          2,099              12,208

       Restructuring and asset
         impairment charge                          75,407                  --
                                              ------------       -------------

         Operating income                           14,145              82,005

       Interest expense, net                        33,418              39,843

       Other expense                                 2,939                  --

       Gain on sale of plant                        (3,839)                 --
                                              ------------       -------------

         Income (loss) before provision
           for income taxes, equity in
           earnings of joint ventures and
           minority interest                       (18,373)             42,162

       Provision (benefit) for income taxes         (6,432)             16,472
                                              ------------       -------------

         Income (loss) before equity in
           earnings of joint ventures and
           minority interest                       (11,941)             25,690

       Equity in earnings of joint
         ventures, net                               8,662               9,171

       Minority interest, net                       (8,347)             (5,328)
                                              ------------       -------------

         Income (loss) before cumulative
           effect of change in accounting
           principle                               (11,626)             29,533

       Cumulative effect of change in
         accounting principle                     (112,786)                 --
                                              ------------       -------------

         Net income (loss)                    $   (124,412)      $      29,533
                                              ============       =============

       Basic earnings (loss) per common share:
         Income (loss) before
           cumulative effect                  $      (0.22)      $        0.67
         Cumulative effect of change in
           accounting principle                      (2.13)                 --
                                              ------------       -------------
           Net income (loss)                  $      (2.35)      $        0.67
                                              ============       =============
       Basic shares outstanding                     53,047              44,263
                                              ============       =============

       Diluted earnings (loss) per
         common share:
         Income (loss) before cumulative
           effect                             $      (0.22)      $        0.63
         Cumulative effect of change in
           accounting principle                      (2.13)                 --
                                              ------------       -------------
           Net income (loss)                  $      (2.35)      $        0.63
                                              ============       =============
       Diluted shares outstanding                   53,047              60,737
                                              ============       =============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                June 30,         December 31,
               Assets                             2002               2001
-----------------------------------------     ------------       -------------
                                              (unaudited)
Current assets:
       Cash and cash equivalents              $     28,647       $      21,767
       Accounts receivable                         330,617             216,638
       Inventories                                 104,180             112,536
       Prepaid tooling and other                   122,401              89,229
                                              ------------       -------------
             Total current assets                  585,845             440,170
                                              ------------       -------------

Property, plant and equipment, net                 994,887           1,120,259
Investments in joint ventures                      252,883             243,198
Deferred income taxes                               77,186              61,461
Goodwill, net                                      467,038             567,080
Other assets, net                                  122,319             101,268
                                              ------------       -------------
                                              $  2,500,158       $   2,533,436
                                              ============       =============

Liabilities and Stockholders' Investment
-----------------------------------------
Current liabilities:
       Current maturities of long-term
         debt and capital lease obligations   $    132,980       $     172,083
       Accounts payable                            419,522             368,910
       Accrued liabilities                         282,155             278,962
                                              ------------       -------------
             Total current liabilities             834,657             819,955
                                              ------------       -------------

Long-term debt, net of current maturities          434,230             601,084
Obligations under capital leases, net of
  current maturities                                11,955               4,620
Convertible subordinated notes                     199,984             199,984
Other noncurrent liabilities                       193,995             201,635
                                              ------------       -------------
          Total noncurrent liabilities             840,164           1,007,323
                                              ------------       -------------

Mandatorily redeemable trust convertible
  preferred securities                             258,750             258,750

Stockholders' investment:
       Preferred stock                                  --                  --
       Common stock                                    658                 481
       Additional paid-in capital                  680,955             456,627
       Retained earnings (accumulated deficit)     (83,980)             40,432
       Deferred compensation plans                 (13,889)            (15,571)
       Accumulated other comprehensive loss        (17,157)            (34,561)
                                              ------------       -------------
             Total stockholders' investment        566,587             447,408
                                              ------------       -------------
                                              $  2,500,158       $   2,533,436
                                              ============       =============



              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (AMOUNTS IN THOUSANDS - UNAUDITED)



                                                                               SIX MONTHS ENDED JUNE 30,
                                                                          -----------------------------------
                                                                                2002                 2001
                                                                          ------------          -------------
OPERATING ACTIVITIES:
      Net income (loss)                                                   $   (124,412)         $      29,533
      Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities -
         Cumulative effect of change in accounting principle                   112,786                     --
         Restructuring and asset impairment charge                              75,407                     --
         Depreciation and amortization                                          67,471                 81,025
         Deferred income tax provision (benefit)                               (15,090)                 7,463
         Deferred compensation plans                                             1,223                     --
         Gain on sale of plant                                                  (3,839)                    --
         Equity in earnings of joint ventures, net                              (8,662)                (9,171)
         Change in working capital and other operating items                   (85,576)               182,389
                                                                          ------------          -------------

        Net cash provided by operating activities                               19,308                291,239
                                                                          ------------          -------------

INVESTING ACTIVITIES:
      Acquisitions, divestitures and investment in joint ventures              (38,039)                (4,364)
      Capital expenditures, net                                                (69,042)              (102,073)
      Proceeds from sale of fixed assets                                        50,313                     --
                                                                          ------------          -------------

         Net cash used in investing activities                                 (56,768)              (106,437)
                                                                          ------------          -------------

FINANCING ACTIVITIES:
      Proceeds from borrowings                                                 986,256              1,181,978
      Repayment of debt                                                     (1,166,819)            (1,359,880)
      Proceeds from issuance of stock                                          224,903                    912
                                                                          ------------          -------------

         Net cash provided by (used for) financing activities                   44,340               (176,990)
                                                                          ------------          -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                          6,880                  7,812

CASH AND CASH EQUIVALENTS:
      Beginning of period                                                       21,767                  3,373
                                                                          ------------          -------------

      End of period                                                       $     28,647          $      11,185
                                                                          ============          =============

SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid, net of amounts capitalized                           $     33,978          $      38,982
                                                                          ============          =============
      Income taxes paid                                                   $        553          $       3,281
                                                                          ============          =============




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

     Revenues and operating results for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

     Certain prior period amounts were reclassified to conform to current period presentation.

2.   Inventories consisted of the following (in thousands):

                                              JUNE 30,             DECEMBER 31,
                                                2002                   2001
                                              --------             ------------
           Raw materials                       $50,451               $ 52,579
           Work in process                      16,382                 24,636
           Finished goods                       37,347                 35,321
                                              --------               --------
                                              $104,180               $112,536
                                              ========               ========


3. Basic earnings per share were computed by dividing net income by the weighted average number of common shares outstanding during the respective quarters. Diluted earnings per share for the three months ended June 30, 2002 and 2001, and the six months ended June 30, 2001 were determined on these assumptions: (i) the Edgewood notes were converted at the beginning of the period, (ii) the Convertible Subordinated Notes were converted at the beginning of the period, and (iii) the Preferred Securities were converted at the beginning of the period. None of the common stock equivalents, totaling approximately 16.3 million shares, were included in the computation of earnings per share for the six months ended June 30, 2002 due to their anti-dilutive effect (in thousands, except for per share data):


                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                 JUNE 30,                       JUNE 30,
                                                      ----------------------------    ----------------------------
                                                         2002              2001           2002             2001
                                                      -----------      -----------    -----------      -----------

     Net income (loss)                                $    22,891      $    16,672    $  (124,412)         $29,533
     Interest expense on Edgewood notes, net of                --                3             --               10
     tax
     Interest expense on Convertible                                                                         3,305
     Subordinated  notes, net of tax                        1,762            1,653             --
     Dividends on Preferred Securities, net of tax          2,838            2,664             --            5,328
                                                      -----------      -----------    -----------      -----------
     Net income (loss) applicable to common
     stockholders -- diluted                          $    27,491      $    20,992    $  (124,412)     $    38,176
                                                      ===========      ===========    ===========      ===========
     Weighted average number of common shares
     outstanding                                           57,841           44,416         53,047           44,263
     Dilutive effect of outstanding stock
     options and warrants after application of
     the treasury stock method                                119              121             --              126
     Dilutive effect of Edgewood notes, assuming
     conversion                                                16              125             --              194
     Dilutive effect of Convertible Subordinated
     Notes, assuming conversion                             7,730            7,730             --            7,730
     Dilutive effect of Preferred Securities,
     assuming conversion                                    8,424            8,424             --            8,424
                                                      -----------      -----------    -----------      -----------
     Diluted shares outstanding                            74,130           60,816         53,047           60,737
                                                      ===========      ===========    ===========      ===========
     Basic earnings (loss) per share                  $      0.40      $      0.38    $     (2.35)     $      0.67
                                                      ===========      ===========    ===========      ===========
     Diluted earnings (loss) per share                $      0.37      $      0.35    $     (2.35)     $      0.63
                                                      ===========      ===========    ===========      ===========



4.   Long-term debt consisted of the following (in thousands):

                                                     JUNE 30,    DECEMBER 31,
                                                       2002           2001
                                                   -----------    -----------
     Revolving credit facility                     $    77,256    $   100,608
     Senior Euro notes                                 148,725        133,560
     Term credit facility                              125,000        325,000
     Industrial development revenue bonds               43,765         43,765
     Edgewood notes                                         50             50
     Other foreign subsidiary indebtedness             139,240        136,987
     Other                                              25,896         30,474
                                                   -----------    -----------
                                                       559,932        770,444
     Less-current maturities                          (125,702)      (169,360)
                                                   -----------    -----------
                Total long-term debt               $   434,230    $   601,084
                                                   ===========    ===========


     In June 2002, the Company completed an amendment to its senior credit facility (the "Credit Agreement") that permanently reduces borrowings under the facility and defers the start of the scheduled repayment of its remaining borrowings until March 2005. The amendment reduces the former $1.15 billion facility to a $725 million facility by voluntarily repaying $200 million of the $325 million term loan portion of the facility with proceeds from the Company's recent follow-on stock offering (see note 12), and reducing capacity under the revolving credit facility from $825 million to $600 million. The Credit Agreement also includes a multi-currency borrowing feature that allows the Company to borrow up to $500 million in certain freely tradable offshore currencies, and letter of credit sublimits of $250 million. As of June 30, 2002, approximately $5.2 million of the outstanding borrowings are denominated in Euro. Interest on the Credit Agreement is at the financial institutions' reference rate, LIBOR, or the Eurodollar rate plus a margin ranging from 0 to 200 basis points depending on the ratio of the consolidated funded debt for restricted subsidiaries of the Company to its total EBITDA. The weighted average interest rate for such borrowings was 6.1 percent for the six months ended June 30, 2002. The Credit Agreement has a final maturity of 2006.

     As a result of the permanent reduction of borrowing capacity under the amendment, the Company recorded a $2.0 million non-cash charge in the second quarter that was classified as other expense for the write-off of deferred financing costs associated with the credit facility.

     The Credit Agreement requires the Company to meet certain financial covenants, including but not limited to a minimum interest coverage and maximum leverage ratio. The Credit Agreement also limits the Company's ability to pay dividends. As of June 30, 2002, the Company was in compliance with all debt covenants.

     In July 2000, R. J. Tower Corporation, a wholly owned subsidiary of the Company, issued Euro-denominated senior unsecured notes in the amount of Euro 150 million ($148.7 million at June 30, 2002). The notes bear interest at a rate of 9.25 percent, payable semi-annually. The notes rank equally with all of the Company's other unsecured and unsubordinated debt. The net proceeds after issuance costs were used to repay a portion of the Company's existing Euro-denominated indebtedness under its credit facility. The notes mature on August 1, 2010.

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

     The Company has designated the swap as a cash flow hedge. Accordingly, gains and losses are recorded in other comprehensive income/loss net of income taxes. As of June 30, 2002, there is $9.5 million recorded in accumulated other comprehensive loss related to the cash flow hedge. Derivative liabilities relating to the interest rate swap agreement totaling $15.2 million have been recorded in accrued liabilities on the balance sheet as of June 30, 2002. The fair value of the interest rate swap agreement is based upon the difference between the contractual rates and the present value of the expected future cash flows on the hedged interest rate.

5. At June 30, 2002, the Company had sold $139.2 million of net accounts receivable pursuant to its accounts receivable securitization program in exchange for $33.7 million of cash and a retained subordinated interest in the receivables sold of $105.5 million. The receivables sold represented amounts owed to the Company from customers as of May 31, 2002. The majority of such receivables were collected in June 2002 and as a result, the Company's retained interest in accounts receivable is not significant as of June 30, 2002 and is not presented separately from accounts receivable. As of June 30, 2002, the Company recorded a liability to the funding agent of $33.7 million, which represents receivables for which the Company has received collections from customers and is required to be submitted to the funding agent. Settlement of amounts due to the funding agent, as well as the cost of funding at a rate of approximately 7.6 percent, occurs during the month subsequent to the sale of the receivables.

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

     In conjunction with its acquisitions, the Company has established reserves for certain costs associated with facility shutdown and consolidation activities, for general and payroll related costs primarily for planned employee termination activities, and for provisions for acquired loss contracts. A rollforward of these reserves is as follows (in millions):

                                        FACILITY      PAYROLL
                                        SHUTDOWN      RELATED       LOSS
                                          COSTS        COSTS      CONTRACT
                                        --------     --------     --------
       Balance at December 31, 2001     $    5.2     $    1.1     $   17.0
       Revision of estimate                   --           --         (2.3)
       Utilization                          (0.3)        (1.1)        (2.1)
                                        --------     --------     --------
       Balance at June 30, 2002         $    4.9     $     --     $   12.6
                                        ========     ========     ========

     The timing of facility shutdown and consolidation activities has been adjusted to reflect customer concerns with supply interruption. As of June 30, 2002, the facilities have been shutdown, but the Company continues to incur costs related to maintenance, taxes and other costs related to buildings that are held for sale. These reserves have been utilized as originally intended and management believes the liabilities recorded for shutdown and consolidation activities are adequate but not excessive as of June 30, 2002. During the second quarter of 2002, the Company determined that certain of its loss contracts would no longer be utilized, and therefore, reversed $2.3 million of the loss contract reserves.

7. The Company has a 31 percent equity interest in Yorozu Corporation ("Yorozu") acquired from Nissan Motor Co. Ltd. ("Nissan"). Yorozu, based in Japan, is publicly traded on the first tier of the Tokyo Stock Exchange and is a supplier of suspension modules and structural parts to the Asian and North American automotive markets with principal customers including Nissan, Auto Alliance, General Motors, Ford and Honda. The Company will pay Nissan approximately $68 million over two and one half years for its original 17 percent interest acquired in September 2000 and its subsequent
     13.8 percent interest it acquired in February 2001. As of June 30, 2002, $25.8 million remains to be paid under these arrangements and is recorded as indebtedness in the Company's balance sheet. As of June 30, 2002, the traded market value of shares held in Yorozu was $18.6 million and the Company's investment in Yorozu was $59.3 million. The Company periodically assesses its investment in Yorozu to determine the proper carrying value for the investment in its financial statements. The periodic assessment of value takes into account market value of shares, operating performance, and the Company's book or liquidation value in ascertaining whether an other than temporary impairment has occurred in the investment. Based on this assessment, the Company does not believe at this time that its investment in Yorozu has suffered an other than temporary impairment.

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

8. On February 1, 2002, the Company sold its Iwahri, Korea plant to a Hyundai affiliate for net proceeds of $4.2 million after fees and debt assumed by the purchaser and realized a gain on sale of the plant of $3.8 million in the first quarter of 2002. The net proceeds were used to repay outstanding subsidiary indebtedness. The results of operations of the Iwahri plant, which assembles the Kia Sportage lower vehicle module, are not significant to the operating results of the Company as a whole, and therefore, pro forma financial information has not been provided, as the results would not be materially different. The Company will continue to manufacture body structure components in Korea, including those components used in the Kia Sportage module.

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

                                                         UNITED STATES/
                                                             CANADA           INTERNATIONAL             TOTAL
                                                           ----------         -------------          ----------

        THREE MONTHS ENDED JUNE 30, 2002:
        Revenues                                           $  581,593           $  169,279           $  750,872
        Operating income                                       39,968               14,461               54,429
        Total assets                                        1,699,956              800,202            2,500,158

        THREE MONTHS ENDED JUNE 30, 2001:
        Revenues                                           $  491,833           $  150,574           $  642,407
        Operating income                                       36,360                7,751               44,111
        Total assets                                        2,568,806              389,260            2,958,066

        SIX MONTHS ENDED JUNE 30, 2002:
        Revenues                                           $1,097,989           $  320,990           $1,418,979
        Operating income (loss)                                (3,483)              17,628               14,145
        Restructuring and asset impairment charge              71,738                3,669               75,407
        Cumulative effect of change in accounting
          Principle                                              --                112,786              112,786
        Total assets                                        1,699,956              800,202            2,500,158

        SIX MONTHS ENDED JUNE 30, 2001:
        Revenues                                           $  946,930           $  323,853           $1,270,783
        Operating income                                       62,179               19,826               82,005
        Total assets                                        2,568,806              389,260            2,958,066


10.  A summary of the Company's restructuring activities is as follows:

     MILWAUKEE PRESS OPERATIONS:

     On January 31, 2002, the Company announced that it would discontinue the remaining stamping and ancillary processes currently performed at its Milwaukee Press Operations and relocate the remaining work to other Tower locations or Tier II suppliers. The Company expects to complete the transfer process during the third quarter of 2002. As a result of these efforts (the "2002 Plan"), the Company recorded a restructuring charge in the first quarter of 2002 totaling $75.4 million, which reflects the estimated qualifying "exit costs" to be incurred over the next 12 months pertaining to the 2002 Plan.

     The 2002 Plan charge includes costs associated with asset impairments, severance and outplacement costs related to employee terminations and certain other exit costs. These activities are anticipated to result in a reduction of approximately 490 colleagues in the Company's Milwaukee, Wisconsin manufacturing location. Through June 30, 2002, the Company had eliminated approximately 130 colleagues pursuant to the 2002 Plan. The estimated restructuring charge does not cover certain aspects of the 2002 Plan, including movement of equipment and employee relocation and training. These costs will be recognized in future periods as incurred.

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

     As of June 30, 2002, the Company anticipates future cash payments of $12.9 million and other future obligations of $12.4 million under the 2002 Plan.

     The accrual for operational realignment and other costs is included in accrued liabilities in the accompanying consolidated balance sheet as of June 30, 2002. The table below summarizes the accrued operational realignment and other charges related to the 2002 Plan through June 30, 2002 (in millions):

                                                 SEVERANCE AND
                                      ASSET       OUTPLACEMENT   OTHER EXIT
                                   IMPAIRMENTS       COSTS          COSTS          TOTAL
                                   -----------    -----------    -----------    -----------
    Balance at December 31, 2001   $        --    $        --    $        --    $        --
    First quarter 2002 provision          47.2            8.4           19.8           75.4
    Cash charges                            --           (1.7)          (1.2)          (2.9)
    Non-cash charges                     (47.2)            --             --          (47.2)
                                   -----------    -----------    -----------    -----------
    Balance at June 30, 2002       $        --    $       6.7    $      18.6    $      25.3
                                   ===========    ===========    ===========    ===========


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

     The 2001 Plan charge includes costs associated with asset impairments, severance and outplacement costs related to employee terminations and certain other exit costs. These activities are anticipated to result in a reduction of more than 700 colleagues in the Company's technical and administrative centers in Novi, Rochester Hills, and Grand Rapids, Michigan; Milwaukee, Wisconsin; and its U.S. and Canada manufacturing locations. Through June 30, 2002, the Company had eliminated approximately 670 colleagues pursuant to the 2001 Plan. The estimated restructuring charge does not cover certain aspects of the 2001 Plan, including movement of equipment and employee relocation and training. These costs are being recognized as incurred.

     As of June 30, 2002, the Company anticipates future cash payments of approximately $24.8 million and other future obligations of $13.1 million under the 2001 Plan.

     The accrual for operational realignment and other costs, which was established in the fourth quarter of 2001, is included in accrued liabilities in the accompanying consolidated balance sheet as of June 30, 2002. The table below summarizes the accrued operational realignment and accrued other charges related to the 2001 Plan through June 30, 2002 (in millions):

                                       SEVERANCE AND
                                        OUTPLACEMENT      OTHER EXIT
                                           COSTS            COSTS             TOTAL
                                       -------------    -------------     -------------
       Balance at December 31, 2001    $        23.9    $        31.4     $        55.3
       Cash charges                            (12.0)            (5.4)            (17.4)
                                       -------------    -------------     -------------
       Balance at June 30, 2002        $        11.9    $        26.0     $        37.9
                                       =============    =============     =============

11. The following table presents comprehensive income (loss) for the six months ended June 30, 2002 and 2001 (in thousands):



                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                   JUNE 30,                         JUNE 30,
                                       ------------------------------     ------------------------------
                                           2002             2001               2002            2001
                                       -------------    -------------     -------------    -------------
       Net income (loss)               $      22,891    $      16,672     $    (124,412)   $      29,533
       Change in cumulative
         translation adjustment               19,153            1,428            18,584           (2,406)
       Transition adjustment
         relating to loss on
         qualifying cash flow hedges              --               --                --           (4,200)
       Unrealized gain (loss) on
         qualifying cash flow
         hedges                               (2,608)           1,365            (1,180)          (1,135)
                                       -------------    -------------     -------------    -------------
       Comprehensive income (loss)     $      39,436    $      19,465     $    (107,008)   $      21,792
                                       =============    =============     =============    =============



12.  On May 13, 2002, the Company completed an underwritten primary offering of
     17.25 million shares of Tower Automotive, Inc. common stock, which includes the exercise of the underwriters' over-allotment option to acquire 2.25 million shares. The net proceeds from the offering were approximately $222.9 million, based on an offering price of $13.75 per share. The Company has used the net proceeds to repay borrowings under its Credit Agreement (see note 4).

13. In April 2002, the Company entered into a sale-leaseback transaction on seven of its business unit facilities in the United States. This transaction resulted in net proceeds of $50.3 million after reflecting prepaid lease payments retained by the lessor. The Company recorded a loss on the sale of the buildings of $0.3 million in the second quarter 2002, which is classified in other expense in the condensed consolidated statement of operations. The lease requires quarterly payments of approximately $1.6 million through 2020 and is accounted for as an operating lease.

14. On June 29, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing; effective January 1, 2002, goodwill is no longer subject to amortization.

     The Company adopted the new rules on accounting for goodwill and other intangible assets as of January 1, 2002. Application of the nonamortization provisions of the Statements is expected to result in a reduction in goodwill amortization expense of approximately $16 million in fiscal 2002, after reflecting 2001 goodwill writedowns of $196.1 million.

     Under SFAS 142, the Company designated four reportable units: United States/Canada, Europe, Asia and South America/Mexico. Preliminary procedures under SFAS 142 indicated an excess of book value over fair value for the Asia and South America/Mexico reportable units. During the second quarter 2002, the Company completed its formal valuation procedures under SFAS 142, utilizing a combination of valuation techniques including the discounted cash flow approach and the market multiple approach. As a result of this valuation process as well as the application of the remaining provision of SFAS 142, the Company recorded a transitional impairment loss of $112.8 million, representing the write-off of all of the Company's existing goodwill in the reportable units of Asia ($29.7 million) and South America/Mexico ($83.1 million). The write-off was recorded as a cumulative effect of a change in accounting principle in the Company's condensed consolidated statements of operations for the six months ended June 30, 2002. There was no tax impact since the Company recorded a $24.2 million tax valuation allowance for the deductible portion of the goodwill written off in the reportable unit of South America/Mexico. The Company determined that it was appropriate to record a valuation allowance against the entire amount of the $24.2 million deferred tax asset recognized in adopting SFAS 142 given the uncertainty of realization and the lack of income in the reportable unit. The Asia goodwill was not deductible for tax purposes.

     The following table represents the impact of the transitional impairment loss on the first quarter 2002 results as previously reported:



                                                                                 THREE MONTHS ENDED
                                                                                   MARCH 31, 2002
                                                                          ------------------------------
                                                                           AS REPORTED      AS ADJUSTED
                                                                          -------------    -------------
       Loss before cumulative effect of change in accounting
         principle                                                        $     (34,517)   $     (34,517)
       Cumulative effect of change in accounting principle                           --         (112,786)
                                                                          -------------    -------------
       Net loss                                                           $     (34,517)   $    (147,303)
                                                                          =============    =============

       Basic loss per common share:
         Loss before cumulative effect of change in accounting
         principle                                                        $       (0.72)   $       (0.72)
         Cumulative effect of change in accounting principle                         --            (2.33)
                                                                          -------------    -------------
         Net loss                                                         $       (0.72)   $       (3.05)
                                                                          =============    =============
       Basic shares outstanding                                                  48,253           48,253
                                                                          =============    =============

       Diluted loss per common share:
         Loss before cumulative effect of change in accounting
         principle                                                        $       (0.72)   $       (0.72)
         Cumulative effect of change in accounting principle                         --            (2.33)
                                                                          -------------    -------------
         Net loss                                                         $       (0.72)   $       (3.05)
                                                                          =============    =============
       Diluted shares outstanding                                                48,253           48,253
                                                                          =============    =============

     Under the adoption of SFAS No. 142, the Company discontinued the amortization of goodwill. The following table presents a reconciliation of net income and earnings per share adjusted for the exclusion of goodwill amortization, net of tax (in thousands, except per share amounts):



                                                              THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                    JUNE 30,                            JUNE 30,
                                                        -------------------------------    -------------------------------
                                                             2002               2001              2002              2001
                                                        -------------     -------------    -------------     -------------
       Reported net income (loss)                       $      22,891     $      16,672    $    (124,412)    $      29,533
       Add:  Goodwill amortization, net of
         tax                                                       --             3,164               --             6,387
                                                        -------------     -------------    -------------     -------------
       Adjusted net income (loss)                       $      22,891     $      19,836    $    (124,412)    $      35,920
                                                        =============     =============    =============     =============

       Reported basic earnings (loss) per
         common share                                   $        0.40     $        0.38    $       (2.35)    $        0.67
       Add:  Goodwill amortization, net of
         tax                                                       --              0.07               --              0.14
                                                        -------------     -------------    -------------     -------------
       Adjusted basic earnings (loss) per
         common share                                   $        0.40     $        0.45    $       (2.35)    $        0.81
                                                        =============     =============    =============     =============

       Reported diluted earnings (loss) per
         common share                                   $        0.37     $        0.35    $       (2.35)    $        0.63
       Add:  Goodwill amortization, net of
         tax                                                       --              0.05               --              0.11
                                                        -------------     -------------    -------------     -------------
       Adjusted diluted earnings (loss) per
         common share                                   $        0.37     $        0.40    $       (2.35)    $        0.74
                                                        =============     =============    =============     =============



     The change in the carrying amount of goodwill for the six months ended June 30, 2002, by operating segment, are as follows (in thousands):

                                       UNITED STATES/
                                           CANADA       INTERNATIONAL        TOTAL
                                       -------------    -------------     -------------
      Balance at December 31, 2001     $     337,527    $     229,553     $     567,080
      Transitional impairment loss                --         (112,786)         (112,786)
      Currency translation adjustment             --           12,744            12,744
                                       -------------    -------------     -------------
      Balance at June 30, 2002         $     337,527    $     129,511     $     467,038
                                       =============    =============     =============


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


     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 recognizes that the use of debt extinguishment can be a part of the risk management strategy of a company and hence, the classification of all early extinguishment of debt as an extraordinary item may no longer be appropriate. In addition, the Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Provisions of this Statement, as they relate to Statement No. 13, are to be effective for transactions occurring after May 15, 2002. Provisions, which relate to Statement No. 4, are effective for fiscal years beginning after May 15, 2002. SFAS No. 145 is not expected to materially impact the Company's consolidated financial statements.

     In July 2002, the Financial Accounting Standards Board issued Statement of Financial SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The Company is in the process of evaluating the effect that adopting SFAS 146 will have on its financial statements.

15. The following consolidating financial information presents balance sheets, statements of operations and cash flow information related to the Company's business. Each Guarantor, as defined, is a direct or indirect wholly-owned subsidiary of the Company and has fully and unconditionally guaranteed the
     9.25 percent senior unsecured notes issued by R. J. Tower Corporation, on a joint and several basis. Tower Automotive, Inc. (the parent company) has also fully and unconditionally guaranteed the note and is reflected as the Parent Guarantor in the consolidating financial information. The Non-Guarantors include the Company's foreign subsidiaries. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material to investors.

TOWER AUTOMOTIVE INC.
CONSOLIDATING BALANCE SHEETS AT JUNE 30, 2002
(AMOUNTS IN THOUSANDS - UNAUDITED)

                                                     R. J. TOWER    PARENT       GUARANTOR  NON-GUARANTOR
                                                     CORPORATION   GUARANTOR     COMPANIES    COMPANIES   ELIMINATIONS CONSOLIDATED
                                                     -----------  -----------   ----------- ------------- ------------ ------------
                      ASSETS
----------------------------------------------------
Current assets:
          Cash and cash equivalents                  $        --  $        --    $       872  $    27,775  $        --  $    28,647
          Accounts receivable, net                            --           --        190,897      139,720           --      330,617
          Inventories, net                                    --           --         65,805       38,375           --      104,180
          Prepaid tooling and other                           --           --         72,258       50,143           --      122,401
                                                     -----------  -----------    -----------  -----------  -----------  -----------
           Total current assets                               --           --        329,832      256,013           --      585,845
                                                     -----------  -----------    -----------  -----------  -----------  -----------

Property, plant and equipment, net                            --           --        678,555      316,332           --      994,887
Investments in joint ventures                            250,749           --          2,134           --           --      252,883
Investment in subsidiaries                               382,378      566,587             --           --     (948,965)          --
Goodwill and other assets, net                             6,798        9,054        459,048      191,643           --      666,543
                                                     -----------  -----------    -----------  -----------  -----------  -----------
                                                     $   639,925  $   575,641    $ 1,469,569  $   763,988  $  (948,965) $ 2,500,158
                                                     ===========  ===========    ===========  ===========  ===========  ===========
     LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------------------
Current liabilities:
          Current maturities of long-term debt and
               capital lease obligations             $     5,820  $        --    $     5,427  $   121,733  $        --  $   132,980
          Accounts payable                                    --           --        289,870      129,652           --      419,522
          Accrued liabilities                              5,994        8,532        175,932       91,697           --      282,155
                                                     -----------  -----------    -----------  -----------  -----------  -----------
               Total current liabilities                  11,814        8,532        471,229      343,082           --      834,657
                                                     -----------  -----------    -----------  -----------  -----------  -----------

Long-term debt, net of current maturities                345,911           --         43,765       44,554           --      434,230
Obligations under capital leases, net of current
 maturities                                                   --           --            611       11,344           --       11,955
Convertible subordinated notes                                --      199,984             --           --           --      199,984
Due to/(from) affiliates                                (300,537)    (458,212)       719,324       39,425           --           --
Other noncurrent liabilities                                  --           --        142,238       51,757           --      193,995
                                                     -----------  -----------    -----------  -----------  -----------  -----------
               Total noncurrent liabilities               45,374     (258,228)       905,938      147,080           --      840,164
                                                     -----------  -----------    -----------  -----------  -----------  -----------

Mandatorily redeemable trust convertible preferred
 securities                                                   --      258,750             --           --           --      258,750

Stockholders' investment                                 583,744      566,587        106,874      275,504     (948,965)     583,744
Accumulated other comprehensive loss                      (1,007)          --        (14,472)      (1,678)          --      (17,157)
                                                     -----------  -----------    -----------  -----------  -----------  -----------
               Total stockholders' investment            582,737      566,587         92,402      273,826     (948,965)     566,587
                                                     -----------  -----------    -----------  -----------  -----------  -----------
                                                     $   639,925  $   575,641    $ 1,469,569  $   763,988  $  (948,965) $ 2,500,158
                                                     ===========  ===========    ===========  ===========  ===========  ===========

TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                                                  NON-
                                                        R. J. TOWER     PARENT     GUARANTOR   GUARANTOR
                                                        CORPORATION   GUARANTOR    COMPANIES   COMPANIES  ELIMINATIONS CONSOLIDATED
                                                         ---------    ---------    ---------   ---------  ------------ ------------
Revenues                                                 $      --    $      --    $ 536,617    $ 214,255    $      --    $ 750,872

Cost of sales                                                   --           --      473,481      184,475           --      657,956
                                                         ---------    ---------    ---------    ---------    ---------    ---------

          Gross profit                                          --           --       63,136       29,780           --       92,916

Selling, general and administrative expenses                    --           --       27,652        9,715           --       37,367

Amortization expense                                           437          324           --          359           --        1,120
                                                         ---------    ---------    ---------    ---------    ---------    ---------

          Operating income (loss)                             (437)        (324)      35,484       19,706           --       54,429

Interest expense, net                                       13,125        2,499       (1,838)       2,492           --       16,278

Other expense                                                1,993           --          946           --           --        2,939
                                                         ---------    ---------    ---------    ---------    ---------    ---------

          Income (loss) before provision for
          income taxes, equity in earnings of
          joint ventures and minority interest             (15,555)      (2,823)      36,376       17,214           --       35,212

Provision (benefit) for income taxes                        (5,444)        (988)      12,735        6,021           --       12,324
                                                         ---------    ---------    ---------    ---------    ---------    ---------

          Income (loss) before equity in earnings
          of joint ventures and minority interest          (10,111)      (1,835)      23,641       11,193           --       22,888

Equity in earnings of joint ventures and                    37,676       27,565           --           --      (60,964)       4,277
subsidiaries

Minority interest, net                                          --       (2,839)          --       (1,435)          --       (4,274)
                                                         ---------    ---------    ---------    ---------    ---------    ---------

          Net income (loss)                              $  27,565    $  22,891    $  23,641    $   9,758    $ (60,964)   $  22,891
                                                         =========    =========    =========    =========    =========    =========

TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 (AMOUNTS IN THOUSANDS - UNAUDITED)


                                                                                                NON-
                                                     R. J. TOWER    PARENT      GUARANTOR     GUARANTOR
                                                     CORPORATION   GUARANTOR    COMPANIES     COMPANIES   ELIMINATIONS CONSOLIDATED
                                                     -----------  -----------  -----------   -----------  ------------  -----------
Revenues                                             $        --  $        --  $ 1,015,821   $   403,158   $        --  $ 1,418,979

Cost of sales                                                 --           --      908,167       348,887            --    1,257,054
                                                     -----------  -----------  -----------   -----------   -----------  -----------

          Gross profit                                        --           --      107,654        54,271            --      161,925

Selling, general and administrative expenses                  --           --       49,113        21,161            --       70,274

Amortization expense                                         868          645           --           586            --        2,099

Restructuring and asset impairment charge                     --           --       71,757         3,650            --       75,407
                                                     -----------  -----------  -----------   -----------   -----------  -----------

          Operating income (loss)                           (868)        (645)     (13,216)       28,874            --       14,145

Interest expense, net                                     24,606        4,999       (1,418)        5,231            --       33,418

Other expense                                              1,993           __          946            __            __        2,939

Gain on sale of plant                                         --           --           --        (3,839)           --       (3,839)
                                                     -----------  -----------  -----------   -----------   -----------  -----------

          Income (loss) before provision for
          income taxes, equity in earnings of
          joint ventures and minority interest           (27,467)      (5,644)     (12,744)       27,482            --      (18,373)

Provision (benefit) for income taxes                      (9,613)      (1,975)      (4,459)        9,615            --       (6,432)
                                                     -----------  -----------  -----------   -----------   -----------  -----------

          Income (loss) before equity in earnings
          of joint ventures and minority interest        (17,854)      (3,669)      (8,285)       17,867            --      (11,941)

Equity in earnings of joint ventures and                 (97,212)    (115,066)          --            --       220,940        8,662
subsidiaries

Minority interest, net                                        --       (5,677)          --        (2,670)           --       (8,347)
                                                     -----------  -----------  -----------   -----------   -----------  -----------

          Income (loss) before cumulative effect
          of change in accounting principle             (115,066)    (124,412)      (8,285)       15,197       220,940      (11,626)

Cumulative effect of change in accounting principle           --           --           --      (112,786)           --     (112,786)
                                                     -----------  -----------  -----------   -----------   -----------  -----------

          Net income (loss)                          $  (115,066) $  (124,412) $    (8,285)  $   (97,589)  $   220,940  $  (124,412)
                                                     ===========  ===========  ===========   ===========   ===========  ===========

TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2002 (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                                                NON-
                                                     R. J. TOWER    PARENT      GUARANTOR     GUARANTOR
                                                     CORPORATION   GUARANTOR    COMPANIES     COMPANIES   ELIMINATIONS CONSOLIDATED
                                                     -----------  -----------  -----------   -----------  ------------  -----------
OPERATING ACTIVITIES:
Net income (loss)                                    $  (115,066) $  (124,412) $    (8,285)  $   (97,589) $   220,940   $  (124,412)
Adjustments required to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities
       Cumulative effect of change in accounting
           principle                                          --           --           --       112,786           --       112,786
       Restructuring and asset impairment charge              --           --       71,757         3,650           --        75,407
       Depreciation and amortization                         868          645       49,173        16,785           --        67,471
       Deferred income tax provision (benefit)                --           --      (16,434)        1,344           --       (15,090)
       Deferred compensation plans                            --           --        1,223            --           --         1,223
       Gain on sale of plant                                  --           --           --        (3,839)          --        (3,839)
       Equity in earnings of joint ventures, net          (8,662)          --           --            --           --        (8,662)
       Changes in working capital and other
           operating items                               266,049        4,366     (276,917)       21,443     (100,517)      (85,576)
                                                     -----------  -----------  -----------   -----------  -----------   -----------
       Net cash provided by (used in) operating
           activities                                    143,189     (119,401)    (179,483)       54,580      120,423        19,308
                                                     -----------  -----------  -----------   -----------  -----------   -----------
INVESTING ACTIVITIES:
Acquisitions and other, net                               36,305     (105,502)     147,577         4,004     (120,423)      (38,039)
Capital expenditures, net                                     --           --      (15,281)      (53,761)          --       (69,042)
Proceeds from sale of fixed assets                            --           --       50,313            --           --        50,313
                                                     -----------  -----------  -----------   -----------  -----------   -----------
       Net cash provided by (used in) investing
           activities                                     36,305     (105,502)     182,609       (49,757)    (120,423)      (56,768)
                                                     -----------  -----------  -----------   -----------  -----------   -----------
FINANCING ACTIVITIES:
Proceeds from borrowings                                 899,858           --           90        86,308           --       986,256
Repayments of debt                                    (1,081,745)          --       (2,395)      (82,679)          --    (1,166,819)
Proceeds from the issuance of common stock                    --      224,903           --            --           --       224,903
                                                     -----------  -----------  -----------   -----------  -----------   -----------
       Net cash provided by (used for) financing
           activities                                   (181,887)     224,903       (2,305)        3,629           --        44,340
                                                     -----------  -----------  -----------   -----------  -----------   -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                   (2,393)          --          821         8,452           --         6,880
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             2,393           --           51        19,323           --        21,767
                                                     -----------  -----------  -----------   -----------  -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $        --  $        --  $       872   $    27,775  $        --   $    28,647
                                                     ===========  ===========  ===========   ===========  ===========   ===========

TOWER AUTOMOTIVE INC.
CONSOLIDATING BALANCE SHEETS AT DECEMBER 31, 2001
(AMOUNTS IN THOUSANDS)

                                                 R. J. TOWER      PARENT      GUARANTOR    NON-GUARANTOR
                                                 CORPORATION     GUARANTOR    COMPANIES      COMPANIES    ELIMINATIONS  CONSOLIDATED
                                                 -----------    -----------  -----------  -------------   ------------  ------------
                     ASSETS
-------------------------------------------------
Current assets:
    Cash and cash equivalents                     $        --   $        --   $     2,444   $    19,323   $        --   $    21,767
    Accounts receivable, net                               --            --       140,402        76,236            --       216,638
    Inventories, net                                       --            --        72,003        40,533            --       112,536
    Prepaid tooling and other                              --            --        52,238        36,991            --        89,229
                                                  -----------   -----------   -----------   -----------   -----------   -----------
        Total current assets                               --            --       267,087       173,083            --       440,170
                                                  -----------   -----------   -----------   -----------   -----------   -----------

Property, plant and equipment, net                         --            --       824,437       295,822            --     1,120,259
Investments in joint ventures                         237,834            --         4,177         1,187            --       243,198
Investment in subsidiaries                            744,808       447,408            --            --    (1,192,216)           --
Goodwill and other assets, net                          9,659         9,700       428,186       282,264            --       729,809
                                                  -----------   -----------   -----------   -----------   -----------   -----------
                                                  $   992,301   $   457,108   $ 1,523,887   $   752,356   $(1,192,216)  $ 2,533,436
                                                  ===========   ===========   ===========   ===========   ===========   ===========
    LIABILITIES AND STOCKHOLDERS' INVESTMENT
-------------------------------------------------
Current liabilities:
    Current maturities of long-term debt and
        capital lease obligations                 $    67,381   $        --   $     2,723   $   101,979   $        --   $   172,083
    Accounts payable                                       --            --       263,800       105,110            --       368,910
    Accrued liabilities                                 7,234         4,167       203,832        63,729            --       278,962
                                                  -----------   -----------   -----------   -----------   -----------   -----------
        Total current liabilities                      74,615         4,167       470,355       270,818            --       819,955
                                                  -----------   -----------   -----------   -----------   -----------   -----------

Long-term debt, net of current maturities             472,373            --        44,765        83,946            --       601,084
Obligations under capital leases, net of
  current maturities                                       --            --         4,620            --            --         4,620
Convertible subordinated notes                             --       199,984            --            --            --       199,984
Due to/(from) affiliates                              (27,392)     (453,201)      428,037        52,556            --            --
Other noncurrent liabilities                               --            --       150,639        50,996            --       201,635
                                                  -----------   -----------   -----------   -----------   -----------   -----------
        Total noncurrent liabilities                  444,981      (253,217)      628,061       187,498            --     1,007,323
                                                  -----------   -----------   -----------   -----------   -----------   -----------

Mandatorily redeemable trust convertible
 preferred securities                                      --       258,750            --            --            --       258,750

Stockholders' investment                              481,969       447,408       439,943       304,865    (1,192,216)      481,969
Accumulated other comprehensive loss                   (9,264)           --       (14,472)      (10,825)           --       (34,561)
                                                  -----------   -----------   -----------   -----------   -----------   -----------
        Total stockholders' investment                472,705       447,408       425,471       294,040    (1,192,216)      447,408
                                                  -----------   -----------   -----------   -----------   -----------   -----------
                                                  $   992,301   $   457,108   $ 1,523,887   $   752,356   $(1,192,216)  $ 2,533,436
                                                  ===========   ===========   ===========   ===========   ===========   ===========

TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                                                NON-
                                                     R. J. TOWER    PARENT      GUARANTOR     GUARANTOR
                                                     CORPORATION   GUARANTOR    COMPANIES     COMPANIES   ELIMINATIONS CONSOLIDATED
                                                     -----------  -----------  -----------   -----------  ------------  -----------
Revenues                                              $  19,946   $      --     $ 432,190     $ 190,271     $      --    $ 642,407

Cost of sales                                             3,390          --       384,329       169,427            --      557,146
                                                      ---------   ---------     ---------     ---------     ---------    ---------

          Gross profit                                   16,556          --        47,861        20,844            --       85,261

Selling, general and administrative expenses              1,172          --        24,775         9,073            --       35,020

Amortization expense                                        481         324         3,633         1,692            --        6,130
                                                      ---------   ---------     ---------     ---------     ---------    ---------

          Operating income (loss)                        14,903        (324)       19,453        10,079            --       44,111

Interest expense, net                                    17,158       1,879        (2,628)        3,712            --       20,121
                                                      ---------   ---------     ---------     ---------     ---------    ---------
          Income (loss) before provision for
          income taxes, equity earnings of joint
          ventures and minority interest                 (2,255)     (2,203)       22,081         6,367            --       23,990

Provision (benefit) for income taxes                       (879)       (859)        8,611         2,571            --        9,444
                                                      ---------   ---------     ---------     ---------     ---------    ---------

          Income (loss) before equity in earnings
          of joint ventures and minority interest        (1,376)     (1,344)       13,470         3,796            --       14,546

Equity in earnings of joint ventures and
subsidiaries                                             22,056      20,680            --            --       (37,946)       4,790

Minority interest, net                                       --      (2,664)           --            --            --       (2,664)
                                                      ---------   ---------     ---------     ---------     ---------    ---------

          Net income (loss)                           $  20,680   $  16,672     $  13,470     $   3,796     $ (37,946)   $  16,672
                                                      =========   =========     =========     =========     =========    =========

TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 (AMOUNTS IN THOUSANDS - UNAUDITED)


                                                                                                NON-
                                                   R. J. TOWER     PARENT       GUARANTOR     GUARANTOR
                                                   CORPORATION    GUARANTOR     COMPANIES     COMPANIES   ELIMINATIONS CONSOLIDATED
                                                   -----------   -----------   -----------   -----------  ------------  -----------
Revenues                                           $    38,569   $        --   $   832,066   $   400,148  $        --   $ 1,270,783

Cost of sales                                           12,843            --       739,452       353,956           --     1,106,251
                                                   -----------   -----------   -----------   -----------  -----------   -----------

          Gross profit                                  25,726            --        92,614        46,192           --       164,532

Selling, general and administrative expenses             1,514            --        50,506        18,299           --        70,319

Amortization expense                                     1,014           645         7,250         3,299           --        12,208
                                                   -----------   -----------   -----------   -----------  -----------   -----------

          Operating income (loss)                       23,198          (645)       34,858        24,594           --        82,005

Interest expense, net                                   35,676         3,551        (6,340)        6,956           --        39,843
                                                   -----------   -----------   -----------   -----------  -----------   -----------

          Income (loss) before provision for
          income taxes, equity earnings of joint
          ventures and minority interest               (12,478)       (4,196)       41,198        17,638           --        42,162

Provision (benefit) for income taxes                    (4,866)       (1,637)       16,067         6,908           --        16,472
                                                   -----------   -----------   -----------   -----------  -----------   -----------

          Income (loss) before equity in earnings
          of joint ventures and minority interest       (7,612)       (2,559)       25,131        10,730           --        25,690

Equity in earnings of joint ventures and                45,032        37,420            --            --      (73,281)        9,171
subsidiaries

Minority interest, net                                      --        (5,328)           --            --           --        (5,328)
                                                   -----------   -----------   -----------   -----------  -----------   -----------

          Net income (loss)                        $    37,420   $    29,533   $    25,131   $    10,730  $   (73,281)  $    29,533
                                                   ===========   ===========   ===========   ===========  ===========   ===========

TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2001 (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                                                NON-
                                                     R. J. TOWER    PARENT      GUARANTOR     GUARANTOR
                                                     CORPORATION   GUARANTOR    COMPANIES     COMPANIES   ELIMINATIONS CONSOLIDATED
                                                     -----------  -----------  -----------   -----------  ------------  -----------
OPERATING ACTIVITIES:
Net income                                           $    37,420  $    29,533  $    25,131   $    10,730  $   (73,281)  $    29,533
Adjustments required to reconcile net income to net
   cash provided by (used in) operating activities
       Depreciation and amortization                       3,010          645       59,823        17,547           --        81,025
       Deferred income tax provision                       4,872           --        3,601        (1,010)          --         7,463
       Equity in earnings of joint ventures, net          (9,171)          --           --            --           --        (9,171)
       Changes in other operating items                  343,117          381       (8,614)       (8,527)    (143,968)      182,389
                                                     -----------  -----------  -----------   -----------  -----------   -----------
       Net cash provided by (used in) operating
           activities                                    379,248       30,559       79,941        18,740     (217,249)      291,239
                                                     -----------  -----------  -----------   -----------  -----------   -----------

INVESTING ACTIVITIES:
Acquisitions and other, net                             (183,281)     (31,471)      (6,861)           --      217,249        (4,364)
Capital expenditures, net                                 (3,802)          --      (73,232)      (25,039)          --      (102,073)
                                                     -----------  -----------  -----------   -----------  -----------   -----------
       Net cash provided by (used in) investing
           activities                                   (187,083)     (31,471)     (80,093)      (25,039)     217,249      (106,437)
                                                     -----------  -----------  -----------   -----------  -----------   -----------

FINANCING ACTIVITIES:
Proceeds from borrowings                               1,133,522           --           --        48,456           --     1,181,978
Repayments of debt                                    (1,305,753)          --       (1,314)      (52,813)          --    (1,359,880)
Proceeds from the issuance of common stock                    --          912           --            --           --           912
                                                     -----------  -----------  -----------   -----------  -----------   -----------
       Net cash provided by (used for) financing
           activities                                   (172,231)         912       (1,314)       (4,357)          --      (176,990)
                                                     -----------  -----------  -----------   -----------  -----------   -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                   19,934           --       (1,466)      (10,656)          --         7,812
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           (18,772)          --        1,575        20,570           --         3,373
                                                     -----------  -----------  -----------   -----------  -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $     1,162  $        --  $       109   $     9,914  $        --   $    11,185
                                                     ===========  ===========  ===========   ===========  ===========   ===========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2002 TO THE THREE MONTHS ENDED JUNE 30, 2001

Revenues. Revenues for the second quarter of 2002 were $750.9 million, a 16.9 percent increase, compared to $642.4 million for the prior period. The increase was comprised of volume increases of $109.0 million, primarily in the following platforms: Dodge Ram Van, Cadillac CTS, Ford Explorer and Econoline, and Lincoln LS/Jaguar S-Type as well as incremental revenues in the 2002 period of $11.4 million associated with the consolidation of Tower Golden Ring, which first occurred in the third quarter of 2001. These increases were offset by a decline in revenues of $11.9 million, which were attributable to the sale of the Iwahri, Korea plant to an affiliate of Hyundai.

Cost of Sales. Cost of sales as a percent of revenues for the second quarter of 2002 was 87.6 percent compared to 86.7 percent for the prior period. Gross profit margin declined in the 2002 period compared to the 2001 period despite the revenue increase due to the effect of customer productivity price reductions beginning in the first quarter of 2002 and changes in product mix on light truck, sport utility and other models served by the Company. The decline in the gross profit margin is also attributable to a decline in profitability on the Ford Explorer and Dodge Ram pickup platforms, increased operating lease costs in the 2002 period and operational inefficiencies associated with the production of the new generation Ford Explorer frame.

S, G & A Expenses. Selling, general and administrative expenses were $37.4 million, or 5.0 percent of revenues, for the second quarter of 2002 compared to $35.0 million, or 5.4 percent of revenues, for the prior period. This increase was due primarily to $1.6 million in increased program management costs related to new programs and $0.8 million of incremental costs associated with the Company's consolidation of Tower Golden Ring.

Amortization Expense. Amortization expense for the second quarter of 2002 was $1.1 million compared to $6.1 million for the prior period. The decrease was due to the adoption of the requirements of SFAS No. 142, and as a result, beginning January 1, 2002, the Company no longer records amortization expense of goodwill. Goodwill amortization for the second quarter of 2001 was $5.2 million.

Interest Expense, net. Interest expense (net of interest income) for the second quarter of 2002 was $16.3 million compared to $20.1 million for the prior period. Interest expense decreased due to the (i) decreased borrowings during the second quarter of 2002 compared to the second quarter of 2001 of $4.0 million, and (ii) decreased interest rates and decreased spreads associated with the Credit Agreement of $2.0 million, offset by (iii) decreased capitalized interest on construction projects in the 2002 period of $2.2 million.

Income Taxes. The effective income tax rate was 35.0 percent and 39.4 percent for the second quarters of 2002 and 2001, respectively. The effective tax rate reflects the actual rates in the tax jurisdictions in which the Company operates, adjusted for permanent differences.

Equity in Earnings of Joint Ventures, net. Equity in earnings of joint ventures, net of tax, was $4.3 million and $4.8 million for the three months ended June 30, 2002 and 2001, respectively. These amounts represent the Company's share of the earnings from its joint venture interests in Metalsa, Yorozu, and DTA Development, in the 2002 period and Metalsa, Tower Golden Ring, Yorozu, and DTA Development in the 2001 period. The Company's share of joint venture earnings in Metalsa and Yorozu has increased quarter over quarter by $2.5 million, which was offset by a reduction in equity earnings of $3.0 million due to the consolidation of Tower Golden Ring beginning in third quarter of 2001.

Minority Interest, net. Minority interest, net of tax, for the second quarter of 2002 represents dividends, net of income tax benefits, on the 6 3/4% Trust Preferred Securities ("Preferred Securities"), the minority interest held by the 40 percent joint venture partners in Tower Golden Ring, and the minority interest held by the 34 percent joint venture partner in Seojin. Minority interest for second quarter of 2001 represents dividends, net of income tax benefits, on the Preferred Securities.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2002 TO THE SIX MONTHS ENDED JUNE 30, 2001

Revenues. Revenues for the six months ended June 30, 2002 were $1,419.0 million, an 11.7 percent increase, compared to $1,270.8 million for the prior period. The increase was comprised of volume increases of $166.4 million, primarily in the following platforms: Dodge Ram Van, Cadillac CTS, Ford Explorer and Econoline, and Lincoln LS/Jaguar S-Type as well as incremental revenues in the 2002 period of $23.3 million associated with the consolidation of Tower Golden Ring, which first occurred in the third quarter of 2001. These increases were offset by a decline in revenues of $41.5 million, which were attributable to the sale of the Iwahri, Korea plant to an affiliate of Hyundai.

Cost of Sales. Cost of sales as a percent of revenues for the six months ended June 30, 2002 was 88.6 percent compared to 87.1 percent for the prior period. Gross profit margin declined in the 2002 period compared to the 2001 period despite the revenue increase due to the effect of customer productivity price reductions beginning in the first quarter of 2002 and changes in product mix on light truck, sport utility and other models served by the Company. The decline in the gross profit margin is also attributable to a decline in profitability on the Ford Explorer and Dodge Ram pickup platforms, increased operating lease costs in the 2002 period and operational inefficiencies associated with the production of the new generation Ford Explorer frame.

S, G & A Expenses. Selling, general and administrative expenses were $70.3 million, or 5.0 percent of revenues, for the six months ended June 30, 2002 compared to $70.3 million, or 5.5 percent of revenues, for the prior period. The Company has experienced $3.3 million in decreased costs due to reductions in headcount in the consolidation of the Company's engineering and support activities, offset by $1.6 million in increased program management costs and incremental costs of $1.7 million associated with the Company's consolidation of Tower Golden Ring.

Amortization Expense. Amortization expense for the six months ended June 30, 2002 was $2.1 million compared to $12.2 million for the prior period. The decrease was due to the adoption of the requirements of SFAS No. 142, and as a result, beginning January 1, 2002, the Company no longer records amortization expense of goodwill. Goodwill amortization for the six months ended June 30, 2001 was $10.5 million.

Interest Expense, net. Interest expense (net of interest income) for the six months ended June 30, 2002 was $33.4 million compared to $39.8 million for the prior period. Interest expense decreased due to the (i) decreased borrowings during the first six months of 2002 compared to the first six months of 2001 of $7.8 million, and (ii) decreased interest rates and decreased spreads associated with the Credit Agreement of $4.8 million, offset by (iii) decreased capitalized interest on construction projects in the 2002 period of $5.2 million and (iv) decreased interest income in the 2002 period of $1.0 million.

Income Taxes. The effective income tax rate was 35.0 percent and 39.1 percent for the second quarters of 2002 and 2001, respectively. The effective tax rate reflects the actual rates in the tax jurisdictions in which the Company operates, adjusted for permanent differences.

Equity in Earnings of Joint Ventures, net. Equity in earnings of joint ventures, net of tax, was $8.7 million and $9.2 million for the six months ended June 30, 2002 and 2001, respectively. These amounts represent the Company's share of the earnings from its joint venture interests in Metalsa, Yorozu, and DTA Development, in the 2002 period and Metalsa, Tower Golden Ring, Yorozu, and DTA Development in the 2001 period. The Company's share of joint venture earnings in Metalsa and Yorozu has increased by $4.8 million, which was offset by a reduction in equity earnings of $5.3 million due to the consolidation of Tower Golden Ring beginning in third quarter of 2001.

Minority Interest, net. Minority interest, net of tax, for the six months ended June 30, 2002 represents dividends, net of income tax benefits, on the Preferred Securities, the minority interest held by the 40 percent joint venture partners in Tower Golden Ring, and the minority interest held by the 34 percent joint venture partner in Seojin. Minority interest for six months ended June 30, 2001 represents dividends, net of income tax benefits, on the Preferred Securities.

RESTRUCTURING AND ASSET IMPAIRMENT CHARGE

The Company's growth through acquisitions coincided with an extended period of high automotive production that resulted in higher levels of utilization of the Company's acquired resources and capacity and contributed to periods of strong operating results. During the second half of 2000, as automotive production declined from previous levels, the Company focused its efforts on reducing the capacity of the enterprise and improving the efficiency of its continuing operations. During the 18 month period beginning in the fourth quarter of 2000, the Company: (i) divested itself of its non-core heavy truck business, (ii) consolidated its manufacturing operations by closing manufacturing locations in Kalamazoo, Michigan; Sebewaing, Michigan; and certain operations in Milwaukee, Wisconsin, (iii) reduced redundant overhead through a consolidation of its technical activities and a reduction of other salaried colleagues, and (iv) reorganized the management of its U.S. and Canada region. These were accomplished through three restructurings, described in more detail below. The first restructuring was initiated in October 2000 (the "2000 Plan"), the second restructuring was initiated in October 2001 (the "2001 Plan"), with the discontinuance of the remaining stamping and ancillary processes currently performed at the Company's Milwaukee Press Operations announced in January 2002 (the "2002 Plan").

The restructuring and asset impairment charges consist of both restructuring charges and non-restructuring related asset impairments, major components of which are discussed in the sections below. The following table summarizes the principal components of these charges (in millions):


                                                              2002 PLAN     2001 PLAN      2000 PLAN
                                                             -----------    ----------     ----------
RESTRUCTURING AND RELATED ASSET IMPAIRMENTS
   Asset impairments                                         $      47.2    $    127.4     $    103.7
   Severance and outplacement costs                                  8.4          24.6           25.2
   Loss contracts                                                     --            --            8.1
   Other exit costs                                                 19.8          26.1            4.3
                                                             -----------    ----------     ----------
Total                                                               75.4         178.1          141.3

OTHER GOODWILL AND ASSET IMPAIRMENTS
   Goodwill writedown                                                 --         108.6             --
   Other asset impairments                                            --          50.7             --
   Investment impairment                                              --          46.3             --
                                                             -----------    ----------     ----------
Total                                                                 --         205.6             --
                                                             -----------    ----------     ----------

TOTAL RESTRUCTURING AND ASSET IMPAIRMENT CHARGES             $      75.4    $    383.7     $    141.3
                                                             ===========    ==========     ==========

Non-cash charges                                             $      47.2    $    333.0     $    103.7
                                                             -----------    ----------     ----------
Cash charges                                                 $      28.2    $     50.7     $     37.6
                                                             -----------    ----------     ----------


Under the 2000 Plan, the Company realized cash savings of approximately $32 million in 2001 as a result of reductions in payroll costs directly related to restructuring activities. These cash savings from permanent payroll reductions are expected to be realized annually. Under the 2001 Plan, the Company has realized cash savings of approximately $10 million through June 30, 2002, and expects to realize additional cash savings of approximately $24 million through the remainder of 2002 attributable to permanent payroll reductions. Under the 2002 Plan, the Company has realized cash savings of approximately $2 million through June 30, 2002, and expects to realize additional cash savings of approximately $9 million through the remainder of 2002 attributable to permanent payroll reductions with full realization of cash savings beginning in 2003.

MILWAUKEE PRESS OPERATIONS:

On January 31, 2002, the Company announced that it would discontinue the remaining stamping and ancillary processes then performed at its Milwaukee Press Operations and relocate the remaining work to other Tower locations or Tier II suppliers. The Company expects to complete the transfer process during the third quarter of 2002. As a result of these efforts (the "2002 Plan"), the Company recorded a restructuring charge in the first quarter of 2002 totaling $75.4 million, which reflects the estimated qualifying "exit costs" to be incurred over the next 12 months pertaining to the 2002 Plan.

The 2002 Plan charge includes costs associated with asset impairments, severance and outplacement costs related to employee terminations and certain other exit costs. These activities are anticipated to result in a reduction of approximately 490 colleagues in the Company's Milwaukee, Wisconsin manufacturing location. Through June 30, 2002, the Company had eliminated approximately 130 colleagues pursuant to the 2002 Plan. The estimated restructuring charge does not cover certain aspects of the 2002 Plan, including movement of equipment and employee relocation and training. These costs will be recognized in future periods as incurred.

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

As of June 30, 2002, the Company anticipates future cash payments of $12.9 million and other future obligations of $12.4 million under the 2002 Plan.

The accrual for operational realignment and other costs is included in accrued liabilities in the accompanying consolidated balance sheet as of June 30, 2002. The table below summarizes the accrued operational realignment and other charges through June 30, 2002 (in millions):


                                            SEVERANCE AND
                                  ASSET     OUTPLACEMENT    OTHER EXIT
                               IMPAIRMENTS      COSTS          COSTS       TOTAL
                               -----------  -------------   ----------   ----------
Balance at December 31, 2001   $        --  $          --   $       --   $       --
First quarter 2002 provision          47.2            8.4         19.8         75.4
Cash charges                            --           (1.7)        (1.2)        (2.9)
Non-cash charges                     (47.2)            --           --        (47.2)
                               -----------  -------------   ----------   ----------
Balance at June 30, 2002       $        --  $         6.7   $     18.6   $     25.3
                               ===========  =============   ==========   ==========

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

The 2001 Plan charge includes costs associated with asset impairments, severance and outplacement costs related to employee terminations and certain other exit costs. These activities are anticipated to result in a reduction of more than 700 colleagues in the Company's technical and administrative centers in Novi, Rochester Hills, and Grand Rapids, Michigan; Milwaukee, Wisconsin; and its U.S. and Canada manufacturing locations. Through June 30, 2002, the Company had eliminated approximately 670 colleagues pursuant to the

2001 Plan. The estimated restructuring charge does not cover certain aspects of the 2001 Plan, including movement of equipment and employee relocation and training. These costs are being recognized in future periods as incurred.

As of June 30, 2002, the Company anticipates future cash payments of $24.8 million and other future obligations of $13.1 million under the 2001 Plan.

The accrual for operational realignment and other costs, which was established in the fourth quarter of 2001, is included in accrued liabilities in the accompanying consolidated balance sheet as of June 30, 2002. The table below summarizes the accrued operational realignment and other accrued charges through June 30, 2002 (in millions):

                                      SEVERANCE AND
                                      OUTPLACEMENT    OTHER EXIT
                                          COSTS           COSTS        TOTAL
                                      ------------    ----------    ----------
      Balance at December 31, 2001    $       23.9    $     31.4    $     55.3
      Cash charges                           (12.0)         (5.4)        (17.4)
                                      ------------    ----------    ----------
      Balance at June 30, 2002        $       11.9    $     26.0    $     37.9
                                      ============    ==========    ==========

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH

The Company's principal sources of cash are cash flow from operations, commercial borrowings and capital markets activities. During the six months ended June 30, 2002, the Company generated $19.3 million of cash from operations. This compares with $291.2 million generated during the same period in 2001. Net income before depreciation and amortization, deferred income taxes, deferred compensation plans, gain on sale of plant, equity in joint venture earnings, restructuring and asset impairment charges, and cumulative effect of change in accounting principle was $104.9 million and $108.8 million for the 2002 and 2001 periods, respectively. Operating cash flow was reduced by $20.3 million in 2002 and $12.9 million in 2001 for cash restructuring payments, and was decreased as a result of net tax payments of $0.6 million and $3.3 million in the 2002 and 2001 periods, respectively. In total, working capital and other operating items decreased operating cash flow by $85.6 million in the 2002 period and increased operating cash flow by $182.4 million during the 2001 period.

In April 2002, the Company entered into a sale-leaseback transaction involving seven of its manufacturing facilities contributing $50.3 million to the cash flow of the 2002 period. Under the terms of the sale-leaseback agreement with investment banking firm W.P. Carey and Company, LLC, the facilities will be leased to the Company under an 18-year term. The Company recorded a loss on the sale of the buildings of $0.3 million in the second quarter 2002, which is classified in other expense in the condensed consolidated statement of operations. The lease requires quarterly payments of approximately $1.6 million through 2020 and is accounted for as an operating lease.

The issuance of common stock under the underwritten primary offering of 17.25 million shares completed in May 2002 contributed $222.9 million to the cash flow of the 2002 period. The issuance of stock from the Company's colleague stock purchase plan and option plans contributed an additional $2.0 million and $0.9 million to cash flow for the 2002 and 2001 periods, respectively.

In June 2002, the Company completed an amendment to its senior credit facility (the "Credit Agreement") that permanently reduces borrowings under the facility and defers the start of the scheduled repayment of its remaining borrowings until March 2005. The amendment reduces the former $1.15 billion facility to a $725 million facility by voluntarily repaying $200 million of the $325 million term loan portion of the facility with proceeds from the Company's recent follow-on stock offering, and reducing capacity under the revolving credit facility from $825 million to $600 million. The Credit Agreement also includes a multi-currency borrowing feature that allows the Company to borrow up to $500 million in certain freely tradable offshore currencies, and letter of credit sublimits of $250 million. As of June 30, 2002, approximately $5.2 million of the outstanding borrowings are denominated in Euro. Interest on the Credit Agreement is at the financial institutions' reference rate, LIBOR, or the Eurodollar rate plus a margin ranging from 0 to 200 basis points depending on the ratio of the consolidated funded debt for restricted subsidiaries of the Company to its total EBITDA. The weighted average interest rate for such borrowings was 6.1 percent for the six months ended June 30, 2002. The Credit Agreement has a final maturity of 2006.

At June 30, 2002, the Company had borrowed $77.3 million under its revolving credit facility of $600 million. In order to borrow under the revolving facility, the Company must meet certain covenant ratios. Based on these covenants, the amount of unused availability under the revolving facility was $288.3 million at June 30, 2002, compared to unused availability of $93.0 million at June 30, 2001. This increase in availability resulted from an increase due to the reduction of indebtedness (as defined in the credit agreement), offset in part by a decrease in trailing four quarter EBITDA and a decrease in the total amount available for borrowing under the revolver facility (due to the amendment completed in the second quarter of 2002) between the periods. The credit agreement requires the Company to meet certain financial covenants, including but not limited to a minimum interest coverage and maximum leverage ratio. The covenant conditions contained in the credit agreement also limit the Company's ability to pay dividends to the available borrowings under the revolving facility. As of June 30, 2002, the Company was in compliance with all debt covenants.

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

USES OF CASH

The Company's principal uses of cash are debt repayment, capital expenditures and acquisitions and investments in joint ventures. Net cash used in investing activities was $56.8 million during the six months ended June 30, 2002, as compared to $106.4 million in the prior period. Net capital expenditures totaled $69.0 million and $102.1 million for the comparable 2002 and 2001 periods, respectively. Earnout payments and payments on notes payable made in connection with previous acquisitions and investments in joint ventures, offset by net proceeds received from the sale of a plant, reduced investment cash flows by $38.1 million and $4.4 million for the 2002 and 2001 periods, respectively. Net cash proceeds of $50.3 million from the sale of fixed assets under a sale-leaseback transaction contributed to the 2002 investment activity cash flows. Net cash provided by financing activities totaled $44.3 million for the six months ended June 30, 2002 and net cash used for financing activities totaled $177.0 million for the six months ended June 30, 2001. Proceeds from the issuance of stock of $224.9 million and $0.9 million were offset by net repayments of debt of $180.6 million and $177.9 million for the comparable 2002 and 2001 periods, respectively.

The Company estimates its full year gross 2002 capital expenditures will be approximately $155 million. Where appropriate, the Company may lease rather than purchase such equipment, which would have the effect of reducing this anticipated level of capital expenditures.

WORKING CAPITAL

During the six months ended June 30, 2002, working capital increased by $131.0 million. This net increase is comprised of working capital increases due to a $114.0 million increase in accounts receivable attributable to the significant sales increase in June 2002 relative to December 2001, a $33.1 million timing-related increase in tooling and other costs, a $6.9 million increase in cash on hand, and a $39.1 million decrease in current maturities of long-term debt and capital lease obligations; offset by working capital decreases due to a $50.6 million increase in accounts payable related to the continued renegotiation of terms with key suppliers, a $3.1 million increase in other liabilities, and an $8.4 million decrease in inventory as a result of the Company's continued emphasis of low inventory levels.

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

At June 30, 2002, Tower Automotive had total debt and obligations under capital leases of $779.1 million. The debt is comprised of fixed rate debt of $508.7 million and floating rate debt of $270.4 million. The pre-tax earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt would be approximately $2.7 million, holding other variables constant. A one percentage point increase in interest rates would not materially impact the fair value of the fixed rate debt.

A portion of Tower Automotive's revenues were derived from manufacturing operations in Europe, Asia and South America. The results of operations and financial position of the Company's foreign operations are principally measured in its respective currency and translated into U.S. dollars. The effects of foreign currency fluctuations in Europe, Asia and South America are mitigated by the fact that expenses are generally incurred in the same currency in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.

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

The Company's strategy for management of currency risk relies primarily upon conducting its operations in a country's respective currency and may, from time to time, engage in hedging programs intended to reduce the Company's exposure to currency fluctuations. As of June 30, 2002, the Company held no foreign currency hedge positions. Management believes the effect of a one percent appreciation or depreciation in foreign currency rates would not materially affect the Company's financial position or results of operations for the periods presented.

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

The Company adopted the new rules on accounting for goodwill and other intangible assets as of January 1, 2002. Application of the nonamortization provisions of the Statements is expected to result in a reduction in goodwill amortization expense of approximately $16 million in fiscal 2002, after reflecting 2001 goodwill writedowns of $196.1 million.

Under SFAS 142, the Company designated four reportable units: United States/Canada, Europe, Asia and South America/Mexico. Preliminary procedures under SFAS 142 indicated an excess of book value over fair value for the Asia and South America/Mexico reportable units. During the second quarter 2002, the Company completed its formal valuation procedures under SFAS 142, utilizing a combination of valuation techniques including the discounted cash flow approach and the market multiple approach. As a result of this valuation process as well as the application of the remaining provision of SFAS 142, the Company recorded a transitional impairment loss of $112.8 million, representing the write-off of all of the Company's existing goodwill in the reportable units of Asia ($29.7 million) and South America/Mexico ($83.1 million). The write-off was recorded as a cumulative effect of a change in accounting principle in the Company's condensed consolidated statements of operations for the six months ended June 30, 2002. There was no tax impact since the Company recorded a $24.2 million tax valuation allowance for the deductible portion of the goodwill written off in the reportable unit of South America/Mexico. The Company determined that it was appropriate to record a valuation allowance against the entire amount of the $24.2 million deferred tax asset recognized in adopting SFAS 142 given the uncertainty of realization and the lack of income in the reportable unit. The Asia goodwill was not deductible for tax purposes.

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

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 recognizes that the use of debt extinguishment can be a part of the risk management strategy of a company and hence, the classification of all early extinguishment of debt as an extraordinary item may no longer be appropriate. In addition, the Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Provisions of this Statement, as they relate to Statement No. 13, are to be effective for transactions occurring after May 15, 2002. Provisions, which relate to Statement No. 4, are effective for fiscal years beginning after May 15, 2002. SFAS No. 145 is not expected to materially impact the Company's consolidated financial statements.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The Company is in the process of evaluating the effect that adopting SFAS 146 will have on its financial statements.

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

         None.

Item 3.  Defaults Upon Senior Securities:

         None.

Item 4.  Submission of Matters to a Vote of Security Holders:

         The registrant held its Annual Meeting of Stockholders on May 15, 2002. All director nominees (S. A. Johnson, Dugald K. Campbell, Jurgen
         M. Geissinger, Ali Jenab, F. J. Loughrey, James R. Lozelle, Georgia R. Nelson, Scott D. Rued and Enrique Zambrano) were elected. Each of the individuals nominated for election as a director received at least 42,400,499 votes representing 97.629% of the shares voted in the election and received no more than 1,029,906 negative votes.

         The Tower Automotive, Inc. Performance Cash Plan was approved by the stockholders. A total of 41,302,635 affirmative votes, 2,047,692 negative votes and 80,078 abstaining votes were cast on this proposal.

Item 5.  Other Information:

         None.

Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits:

              Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              Exhibit 99.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) During the quarter for which this report is filed, the Company filed the following Form 8-K Current Reports with the Securities and Exchange Commission:

              1. The Company's Current Report on Form 8-K dated April 16, 2002, under Item 5 (Commission File No. 1-12733).

              2. The Company's Current Report on Form 8-K dated June 20, 2002, under Item 4 (Commission File No. 1-12733).

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TOWER AUTOMOTIVE, INC.


Date: August 12, 2002            By /s/ Anthony A. Barone
                                    -------------------------------------------
                                    Anthony A. Barone
                                    Vice President, Chief Financial Officer
                                    (principal accounting and financial
                                    officer)