Form 10-Q
period 2002-09-30
TOWER AUTOMOTIVE INC
filed 2002-11-13
CIK 925548

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

The number of shares outstanding of the Registrant's common stock, par value $.01 per share, at November 12, 2002 was 56,719,255 shares.
                                         ----------

                             TOWER AUTOMOTIVE, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I        FINANCIAL INFORMATION

      Item 1.    Financial Statements:

                 Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended September 30, 2002 and 2001

                 Condensed Consolidated Statements of Operations (unaudited) for the Nine Months Ended September 30, 2002 and 2001

                 Condensed Consolidated Balance Sheets at September 30, 2002 (unaudited) and December 31, 2001

                 Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2002 and 2001

                 Notes to Condensed Consolidated Financial Statements

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Item 3. Quantitative and Qualitative Disclosures About Market Risk See "Market Risk" section of Item 2

      Item 4.    Disclosure Controls and Procedures


PART II       OTHER INFORMATION

      Item 6.    Exhibits and Reports on Form 8-K


SIGNATURE

CERTIFICATIONS

PART 1 - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - UNAUDITED)


                                              Three Months Ended September 30,
                                              --------------------------------
                                                 2002                  2001
                                              -----------          -----------
    Revenues                                  $   653,841          $   557,785

    Cost of sales                                 587,218              502,366
                                              -----------          -----------

      Gross profit                                 66,623               55,419

    Selling, general and administrative
      expenses                                     35,347               33,002

    Amortization expense                            1,022                6,232
                                              -----------          -----------

      Operating income                             30,254               16,185

    Interest expense, net                          16,593               19,082
                                              -----------          -----------

      Income (loss) before provision for
        income taxes, equity in earnings
        of joint ventures and minority
        interest                                   13,661               (2,897)


    Provision (benefit) for income taxes            4,797               (2,771)
                                              -----------          -----------

      Income (loss) before equity in earnings
        of joint ventures and minority
        interest                                    8,864                 (126)

    Equity in earnings of joint ventures, net       4,061                3,120

    Minority interest, net                         (3,380)              (4,358)
                                              -----------          -----------

      Net income (loss)                       $     9,545          $    (1,364)
                                              ===========          ===========

    Basic earnings (loss) per common share    $      0.15          $     (0.03)
                                              ===========          ===========

    Basic shares outstanding                       65,525               45,784
                                              ===========          ===========

    Diluted earnings (loss) per common share  $      0.15          $     (0.03)
                                              ===========          ===========

    Diluted shares outstanding                     65,612               45,784
                                              ===========          ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - UNAUDITED)


                                               Nine Months Ended September 30,
                                              --------------------------------
                                                  2002                2001
                                              -----------          -----------
    Revenues                                  $ 2,072,820          $ 1,828,568

    Cost of sales                               1,844,272            1,608,617
                                              -----------          -----------

      Gross profit                                228,548              219,951

    Selling, general and administrative
      expenses                                    105,621              103,321

    Amortization expense                            3,121               18,440

    Restructuring and asset impairment charge      75,407                   --
                                              -----------          -----------

      Operating income                             44,399               98,190

    Interest expense, net                          50,011               58,925

    Other income, net                                (900)                  --
                                              -----------          -----------

      Income (loss) before provision for
        income taxes, equity in earnings
        of joint ventures and minority
        interest                                   (4,712)              39,265

    Provision (benefit) for income taxes           (1,635)              13,701
                                              -----------          -----------

      Income (loss) before equity in earnings
        of joint ventures and minority
        interest                                   (3,077)              25,564

    Equity in earnings of joint ventures, net      12,723               12,291

    Minority interest, net                        (11,727)              (9,686)
                                              -----------          -----------

      Income (loss) before cumulative effect
        of change in accounting principle          (2,081)              28,169

    Cumulative effect of change in
      accounting principle                       (112,786)                  --
                                              -----------          -----------

      Net income (loss)                       $  (114,867)         $    28,169
                                              ===========          ===========

    Basic earnings (loss) per common share:
      Income (loss) before cumulative effect  $     (0.04)         $      0.63
      Cumulative effect of change in
        accounting principle                        (1.97)                  --
                                              -----------          -----------
        Net income (loss)                     $     (2.01)         $      0.63
                                              ===========          ===========
    Basic shares outstanding                       57,206               44,770
                                              ===========          ===========

    Diluted earnings (loss) per common share:
      Income (loss) before cumulative effect  $     (0.04)         $      0.63
      Cumulative effect of change in
        accounting principle                        (1.97)                  --
                                              -----------          -----------
        Net income (loss)                     $     (2.01)         $      0.63
                                              ===========          ===========
    Diluted shares outstanding                     57,206               45,044
                                              ===========          ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                              September 30,       December 31,
                Assets                            2002                 2001
-----------------------------------------     ------------        ------------
                                              (unaudited)
Current assets:
       Cash and cash equivalents              $    25,924          $    21,767
       Accounts receivable, net                   273,386              216,638
       Inventories, net                           116,960              112,536
       Prepaid tooling and other                  130,188               89,229
                                              -----------          -----------
             Total current assets                 546,458              440,170
                                              -----------          -----------

Property, plant and equipment, net              1,000,494            1,120,259
Investments in joint ventures                     255,880              243,198
Deferred income taxes                              76,696               61,461
Goodwill, net                                     466,063              567,080
Other assets, net                                 115,650              101,268
                                              -----------          -----------
                                              $ 2,461,241          $ 2,533,436
                                              ===========          ===========

 Liabilities and Stockholders' Investment
-----------------------------------------
Current liabilities:
       Current maturities of long-term debt
          and capital lease obligations       $   114,275          $   172,083
       Accounts payable                           402,913              368,910
       Accrued liabilities                        230,812              278,962
                                              -----------          -----------
             Total current liabilities            748,000              819,955
                                              -----------          -----------

Long-term debt, net of current maturities         511,196              601,084
Obligations under capital leases, net
    of current maturities                          12,004                4,620
Convertible subordinated notes                    199,984              199,984
Other noncurrent liabilities                      184,429              201,635
                                              -----------          -----------
          Total noncurrent liabilities            907,613            1,007,323
                                              -----------          -----------

Mandatorily redeemable trust convertible
    preferred securities                          258,750              258,750

Stockholders' investment:
       Preferred stock                                 --                   --
       Common stock                                   629                  481
       Additional paid-in capital                 680,887              456,627
       Retained earnings (deficit)                (74,435)              40,432
       Deferred compensation plans                (13,479)             (15,571)
       Accumulated other comprehensive loss       (25,606)             (34,561)
       Treasury stock, at cost                    (21,118)                  --
                                              -----------          -----------
             Total stockholders' investment       546,878              447,408
                                              -----------          -----------
                                              $ 2,461,241          $ 2,533,436
                                              ===========          ===========


         The accompanying notes are an integral part of these condensed consolidated balance sheets.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (AMOUNTS IN THOUSANDS - UNAUDITED)


                                              Nine Months Ended September 30,
                                              --------------------------------
                                                  2002                 2001
                                              -----------          -----------

OPERATING ACTIVITIES:
      Net income (loss)                       $  (114,867)         $    28,169
      Adjustments to reconcile net income
        (loss) to net cash provided by
        operating activities -
         Cumulative effect of change in
           accounting principle                   112,786                   --
         Restructuring and asset
           impairment charge                       75,407                   --
         Depreciation and amortization            102,208              120,980
         Deferred income tax provision
           (benefit)                              (12,661)               9,371
         Deferred compensation plans                1,631                   --
         Gain on sale of plant                     (3,839)                  --
         Equity in earnings of joint
           ventures, net                          (12,723)             (12,291)
         Change in working capital and
           other operating items                 (128,837)             267,990
                                              -----------          -----------

        Net cash provided by
           operating activities                    19,105              414,219
                                              -----------          -----------
INVESTING ACTIVITIES:
      Acquisitions, divestitures and
        investments in joint ventures             (35,888)              (1,812)
      Capital expenditures, net                  (108,364)            (147,583)
      Proceeds from sale of fixed assets           50,313                   --
                                              -----------          -----------
         Net cash used in investing activities    (93,939)            (149,395)
                                              -----------          -----------
FINANCING ACTIVITIES:
      Proceeds from borrowings                  1,585,606            2,018,950
      Repayments of debt                       (1,713,995)          (2,310,067)
      Net proceeds from issuance of
        common stock                              224,751               38,880
      Payments for repurchase of common stock     (17,371)                  --
                                              -----------          -----------
         Net cash provided by (used for)
           financing activities                    78,991             (252,237)
                                              -----------          -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS             4,157               12,587

CASH AND CASH EQUIVALENTS:
      Beginning of period                          21,767                3,373
                                              -----------          -----------

      End of period                           $    25,924          $    15,960
                                              ===========          ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid, net of amounts
        capitalized                           $    54,750          $    68,948
                                              ===========          ===========
      Income taxes paid, net of
        amounts refunded                      $     1,301          $     4,516
                                              ===========          ===========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.   BASIS OF PRESENTATION

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

     Revenues and operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

     Certain prior period amounts were reclassified to conform to current period presentation.

2.   INVENTORIES

     Inventories consisted of the following (in thousands):

                                              SEPTEMBER 30,        DECEMBER 31,
                                                2002                 2001
                                              -----------          -----------
           Raw materials                      $    55,189          $    52,579
           Work in process                         15,702               24,636
           Finished goods                          46,069               35,321
                                              -----------          -----------
                                              $   116,960          $   112,536
                                              ===========          ===========


3.   EARNINGS PER SHARE

     Basic earnings per share were computed by dividing net income by the weighted average number of common shares outstanding during the respective quarters. Diluted earnings per share for the three months ended September 30, 2002 and the nine months ended September 30, 2001 were determined on the assumption that the Edgewood notes were converted at the beginning of the period. The Convertible Subordinated Notes and Preferred Securities, totaling approximately 16.2 million shares, were not included in the computation of earnings per share for the three months ended September 30, 2002 and the nine months ended September 30, 2001 due to their anti-dilutive effect. None of the common stock equivalents, totaling approximately 16.2 million and 16.3 million shares for the nine months ended September 30, 2002 and the three months ended September 30, 2001, respectively, were included in the computation of earnings per share due to their anti-dilutive effect (in thousands, except for per share data):


                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                   ---------------------------    ---------------------------
                                                       2002           2001           2002             2001
                                                   -----------     -----------    -----------     -----------
     Net income (loss)                             $     9,545     $    (1,364)   $  (114,867)    $    28,169
     Interest expense on Edgewood notes, net of             --              --             --              11
      tax
                                                   -----------     -----------    -----------     -----------
     Net income (loss) applicable to common
      stockholders -- diluted                      $     9,545     $    (1,364)   $  (114,867)    $    28,180
                                                   ===========     ===========    ===========     ===========
     Weighted average number of common shares
      outstanding                                       65,525          45,784         57,206          44,770
     Dilutive effect of outstanding stock
      options and warrants after application of
      the treasury stock method                             71              --             --             137
     Dilutive effect of Edgewood notes, assuming
      conversion                                            16              --             --             137
                                                   ------------    -----------    -----------     -----------
     Diluted shares outstanding                         65,612          45,784         57,206          45,044
                                                   ===========     ===========    ===========     ===========
     Basic earnings (loss) per share               $      0.15     $     (0.03)   $     (2.01)    $      0.63
                                                   ===========     ===========    ===========     ===========
     Diluted earnings (loss) per share             $      0.15     $     (0.03)   $     (2.01)    $      0.63
                                                   ===========     ===========    ===========     ===========


4.   LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

                                              SEPTEMBER 30,        DECEMBER 31,
                                                   2002                2001
                                              -----------          -----------
     Revolving credit facility                $   158,426          $   100,608
     Senior Euro notes                            148,065              133,560
     Term credit facility                         125,000              325,000
     Industrial development revenue bonds          43,765               43,765
     Edgewood notes                                    50                   50
     Other foreign subsidiary indebtedness        126,059              136,987
     Other                                         17,984               30,474
                                              -----------          -----------
                                                  619,349              770,444
     Less-current maturities                     (108,153)            (169,360)
                                              -----------          -----------
                Total long-term debt          $   511,196          $   601,084
                                              ===========          ===========


     In June 2002, the Company completed an amendment to its senior credit facility (the "Credit Agreement") that permanently reduced borrowings under the facility and deferred the start of the scheduled repayment of its remaining borrowings until March 2005. The amendment reduced the former $1.15 billion facility to a $725 million facility by voluntarily repaying $200 million of the $325 million term loan portion of the facility with proceeds from the Company's May 2002 common stock offering (see Note 12), and reduced capacity under the revolving credit facility from $825 million to $600 million. The Credit Agreement also includes a multi-currency borrowing feature that allows the Company to borrow up to $500 million in certain freely tradable offshore currencies, and letter of credit sublimits of $250 million. As of September 30, 2002, approximately $35.6 million of the outstanding borrowings are denominated in Japanese Yen, $48.4 million are denominated in Euro, and $15.8 million are denominated in Canadian dollars. Interest on the Credit Agreement is at the financial institutions' reference rate, LIBOR, or the Eurodollar rate plus a margin ranging from 0 to 200 basis points depending on the ratio of the consolidated funded debt for restricted subsidiaries of the Company to its total EBITDA. The weighted average interest rate for such borrowings was 6.4 percent for the nine months ended September 30, 2002. The Credit Agreement has a final maturity of 2006.

     As a result of the permanent reduction of borrowing capacity under the amendment, the Company recorded a $2.0 million non-cash charge in the second quarter of 2002 that was classified as other expense for the write-off of deferred financing costs associated with the credit facility.

     The Credit Agreement requires the Company to meet certain financial covenants, including but not limited to a minimum interest coverage and maximum leverage ratio. The Credit Agreement also limits the Company's ability to pay dividends. As of September 30, 2002, the Company was in compliance with all debt covenants.

     In July 2000, R. J. Tower Corporation, a wholly owned subsidiary of the Company, issued Euro-denominated senior unsecured notes in the amount of Euro 150 million ($148.1 million at September 30, 2002). The notes bear interest at a rate of 9.25 percent, payable semi-annually. The notes rank equally with all of the Company's other unsecured and unsubordinated debt. The net proceeds after issuance costs were used to repay a portion of the Company's existing Euro-denominated indebtedness under its credit facility. The notes mature on August 1, 2010.

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

     The Company has designated the swap as a cash flow hedge. Accordingly, gains and losses are recorded in accumulated other comprehensive income
     (loss) net of income taxes. As of September 30, 2002, there is $13.1 million recorded in accumulated other comprehensive loss related to the cash flow hedge. Derivative liabilities relating to the interest rate swap agreement totaling $20.8 million have been recorded in accrued liabilities on the balance sheet as of September 30, 2002. The fair value of the interest rate swap agreement is based upon the difference between the contractual rates and the present value of the expected future cash flows on the hedged interest rate.

5.   ACCOUNTS RECEIVABLE SECURITIZATION

     At September 30, 2002, the Company had sold $113.8 million of net accounts receivable pursuant to its accounts receivable securitization program in exchange for $23.1 million of cash and a retained subordinated interest in the receivables sold of $90.7 million. The receivables sold represented amounts owed to the Company from customers as of August 31, 2002. The majority of such receivables were collected in September 2002 and, as a result, the Company's remaining retained interest in accounts receivable is not significant as of September 30, 2002 and is not presented separately from accounts receivable. As of September 30, 2002, the Company recorded a liability to the funding agent of $23.1 million, which represents receivables for which the Company has received collections from customers and is required to be submitted to the funding agent. Settlement of amounts due to the funding agent, as well as the cost of funding at a rate of approximately 7.6 percent, occurs during the month subsequent to the sale of the receivables.

6.   ACQUISITIONS

     Effective January 1, 2000, the Company acquired all of the outstanding shares of Dr. Meleghy GmbH & Co. KG Werkzeugbau und Presswerk, Bergisch Gladbach ("Dr. Meleghy") for approximately $86 million plus earnout payments of $26.9 million paid in the first quarter of 2002 and $2.7 million paid in 2001. Dr. Meleghy designs and produces structural stampings, assemblies, exposed surface panels and modules to the European automotive industry. Dr. Meleghy also designs and manufactures tools and dies for use in their production and for the external market. Dr. Meleghy operates three facilities in Germany and one facility in both Hungary and Poland. Dr. Meleghy's main customers include DaimlerChrysler, Audi, Volkswagen, Ford, Opel and BMW. Products offered by Dr. Meleghy include body side panels, floor pan assemblies and miscellaneous structural stampings.

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

     In conjunction with its acquisitions, the Company has established reserves for certain costs associated with facility shutdown and consolidation activities, for general and payroll related costs primarily for planned employee termination activities, and for provisions for acquired loss contracts. A rollforward of these reserves is as follows (in millions):

                                        FACILITY      PAYROLL
                                        SHUTDOWN      RELATED       LOSS
                                         COSTS         COSTS      CONTRACTS
                                        --------      -------     ---------
       Balance at December 31, 2001      $5.2         $ 1.1         $17.0
       Revision of estimate                --            --          (2.3)
       Utilization                       (0.6)         (1.1)         (3.1)
                                         ----         -----         -----
       Balance at September 30, 2002     $4.6         $  --         $11.6
                                         ====         =====         =====

     As of September 30, 2002, the facilities have been shutdown, but the Company continues to incur costs related to maintenance, taxes and other costs related to buildings that are held for sale. These reserves have been utilized as originally intended and management believes the liabilities recorded for shutdown and consolidation activities are adequate but not excessive as of September 30, 2002. During the second quarter of 2002, the Company determined that certain of its loss contracts would no longer be utilized, and therefore, reversed $2.3 million of the loss contract reserves.

7.   INVESTMENTS IN JOINT VENTURES

     The Company has a 31 percent equity interest in Yorozu Corporation ("Yorozu") acquired from Nissan Motor Co. Ltd. ("Nissan"). Yorozu, based in Japan, is publicly traded on the first tier of the Tokyo Stock Exchange and is a supplier of suspension modules and structural parts to the Asian and North American automotive markets with principal customers including Nissan, Auto Alliance, General Motors, Ford and Honda. The Company agreed to pay Nissan approximately $68 million over two and one half years for its original 17 percent interest acquired in September 2000 and its subsequent
     13.8 percent interest it acquired in February 2001. As of September 30, 2002, $17.9 million remains to be paid under these arrangements and is recorded as indebtedness in the Company's balance sheet. As of September 30, 2002, the traded market value of shares held in Yorozu was $18.7 million and the Company's investment in Yorozu was $60.4 million. The Company periodically assesses its investment in Yorozu to determine the proper carrying value for the investment in its financial statements. The periodic assessment of value takes into account market value of shares, operating performance, and the Company's book or liquidation value in ascertaining whether an other than temporary impairment has occurred in the investment. Based on this assessment, the Company does not believe at this time that its investment in Yorozu has suffered an other than temporary impairment.

     The Company is a 40 percent partner in Metalsa S. de R.L. ("Metalsa") with Promotora de Empresas Zano, S.A. de C.V. ("Proeza"). Metalsa is the largest supplier of vehicle frames and structures in Mexico. In connection with the original agreement, the Company paid $120 million to Proeza with an additional amount of up to $45 million payable based upon net earnings of Metalsa during 1998, 1999, and 2000. Based upon Metalsa's 1998 and 1999 net earnings, the Company paid Proeza $9.0 million and $7.9 million in additional consideration during 2000 and 1999, respectively. Based upon Metalsa's

     2000 net earnings, the Company paid $8.6 million of additional consideration during the first quarter of 2002.

8.   DIVESTITURES

     On February 1, 2002, the Company sold its Iwahri, Korea plant to a Hyundai affiliate for net proceeds of $4.2 million after fees and debt assumed by the purchaser and realized a gain on sale of the plant of $3.8 million in the first quarter of 2002 that was classified as other income. The net proceeds were used to repay outstanding subsidiary indebtedness. The results of operations of the Iwahri plant, which assembles the Kia Sportage lower vehicle module, are not significant to the operating results of the Company as a whole, and therefore, pro forma financial information has not been provided, as the results would not be materially different. The Company will continue to manufacture body structure components in Korea, including those components used in the Kia Sportage module.

9.   SEGMENT INFORMATION

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


                                                   UNITED STATES/
                                                       CANADA      INTERNATIONAL    TOTAL
                                                       ------      -------------    -----
       THREE MONTHS ENDED SEPTEMBER 30, 2002:
        Revenues                                     $  491,913      $ 161,928    $  653,841
        Operating income                                 17,353         12,901        30,254
        Total assets                                  1,697,077        764,164     2,461,241

       THREE MONTHS ENDED SEPTEMBER 30, 2001:
        Revenues                                     $  374,388      $ 183,397      $557,785
        Operating income                                  4,651         11,534        16,185
        Total assets                                  2,386,356        495,890     2,882,246

        NINE MONTHS ENDED SEPTEMBER 30, 2002:
        Revenues                                     $1,589,902      $ 482,918    $2,072,820
        Operating income                                 13,870         30,529        44,399
        Restructuring and asset impairment charge        71,738          3,669        75,407
        Cumulative effect of change in accounting
          principle                                        --         (112,786)     (112,786)
        Total assets                                  1,697,077        764,164     2,461,241

        NINE MONTHS ENDED SEPTEMBER 30, 2001:
        Revenues                                     $1,321,318      $ 507,250    $1,828,568
        Operating income                                 66,830         31,360        98,190
        Total assets                                  2,386,356        495,890     2,882,246


10.  RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

     MILWAUKEE PRESS OPERATIONS:

     On January 31, 2002, the Company announced that it would discontinue the remaining stamping and ancillary processes performed at its Milwaukee Press Operations and relocate the remaining work to other Tower locations or Tier II suppliers. The Company expects to complete the transfer process during the fourth quarter of 2002. As a result of these efforts (the "2002 Plan"), the Company recorded a restructuring charge in the first quarter of 2002 totaling $75.4 million, which reflects the estimated qualifying "exit costs" to be incurred over the next 12 months pertaining to the 2002 Plan.

     The 2002 Plan charge includes costs associated with asset impairments, severance and outplacement costs related to employee terminations and certain other exit costs. These activities are anticipated to result in a reduction of approximately 490 colleagues in the Company's Milwaukee, Wisconsin manufacturing location. Through September 30, 2002, the Company had eliminated approximately 170 colleagues pursuant to the 2002 Plan. The estimated restructuring charge does not cover certain aspects of the 2002 Plan, including movement of equipment and employee relocation and training. These costs will be recognized in future periods as incurred.

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

     As of September 30, 2002, the Company anticipates future cash payments of $8.8 million and other future obligations of $12.5 million under the 2002 Plan.

     The accrual for operational realignment and other costs is included in accrued liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2002. The table below summarizes the accrued operational realignment and other charges related to the 2002 Plan through September 30, 2002 (in millions):

                                                 SEVERANCE AND
                                      ASSET       OUTPLACEMENT     OTHER EXIT
                                    IMPAIRMENTS      COSTS            COSTS      TOTAL
                                    -----------     ------           ------     ------
    Balance at December 31, 2001      $   --        $   --           $   --     $   --
    First quarter 2002 provision        47.2           8.4             19.8       75.4
    Cash charges                          --          (4.7)            (2.2)      (6.9)
    Non-cash charges                   (47.2)           --               --      (47.2)
                                      ------        ------           ------     ------
    Balance at September 30, 2002     $   --        $  3.7           $ 17.6     $ 21.3
                                      ======        ======           ======     ======


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

     The 2001 Plan charge includes costs associated with asset impairments, severance and outplacement costs related to employee terminations and certain other exit costs. These activities are anticipated to result in a reduction of more than 700 colleagues in the Company's technical and administrative centers in Novi, Rochester Hills, and Grand Rapids, Michigan; Milwaukee, Wisconsin; and its U.S. and Canada manufacturing locations. Through September 30, 2002, the Company had eliminated approximately 680 colleagues pursuant to the 2001 Plan. The estimated restructuring charge does not cover certain aspects of the 2001 Plan, including movement of equipment and employee relocation and training. These costs are being recognized as incurred.

     As of September 30, 2002, the Company anticipates future cash payments of approximately $13.4 million and other future obligations of $18.2 million under the 2001 Plan.

     The accrual for operational realignment and other costs, which was established in the fourth quarter of 2001, is included in accrued liabilities in the accompanying consolidated balance sheet as of September 30, 2002. The table below summarizes the accrued operational realignment and accrued other charges related to the 2001 Plan through September 30, 2002 (in millions):

                                      SEVERANCE AND
                                      OUTPLACEMENT     OTHER EXIT
                                          COSTS           COSTS       TOTAL
                                          -----           -----       ------
       Balance at December 31, 2001   $        23.9    $     31.4     $ 55.3
       Cash charges                           (16.8)         (6.9)     (23.7)
                                      -------------    ----------     ------
       Balance at September 30, 2002  $         7.1    $     24.5     $ 31.6
                                      =============    ==========     ======

11. COMPREHENSIVE INCOME (LOSS)

     The following table presents comprehensive income (loss) (in thousands):

                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                          SEPTEMBER 30,       SEPTEMBER 30,
                                      ------------------   -------------------
                                        2002      2001        2002      2001
                                      -------    -------   ---------   -------
       Net income (loss)              $ 9,545    $(1,364)  $(114,867)  $28,169
       Change in cumulative
         translation adjustment        (4,849)     1,394      13,735    (1,012)
       Transition adjustment
         relating to loss on
         qualifying cash flow hedges       --         --          --    (4,200)
       Unrealized gain (loss) on
         qualifying cash flow
         hedges                        (3,600)    (4,654)     (4,780)   (5,789)
                                      -------    -------   ---------   -------
       Comprehensive income (loss)    $ 1,096    $(4,624)  $(105,912)  $17,168
                                      =======    =======   =========   =======


12.  SALE OF COMMON STOCK

     On May 13, 2002, the Company completed an underwritten primary offering of
     17.25 million shares of Tower Automotive, Inc. common stock, which includes the exercise of the underwriters' over-allotment option to acquire 2.25 million shares. The net proceeds from the offering were $222.4 million, based on an offering price of $13.75 per share. The Company has used the net proceeds to repay borrowings under its Credit Agreement (see Note 4).

13.  SALE-LEASEBACK TRANSACTION

     In April 2002, the Company entered into a sale-leaseback transaction on seven of its business unit facilities in the United States. This transaction resulted in net proceeds of $50.3 million after reflecting prepaid lease payments retained by the lessor. The Company recorded a loss on the sale of the buildings of $0.3 million in the second quarter 2002 that was classified as other expense. The lease requires quarterly payments of approximately $1.6 million through 2020 and is accounted for as an operating lease.

14.  STOCK REPURCHASE

     In May 2000, the Company announced that its board of directors approved the purchase of up to $100 million of its Common Stock. The shares may be repurchased in the open market at times and amounts to be determined by the Company. On August 14, 2002, the Company announced its plan to resume its stock repurchase program. During the quarter ended September 30, 2002, approximately 3.0 million shares, at a total cost of $21.1 million have been purchased. As of September 30, 2002, $17.4 million of these purchases have been funded; the remaining $3.7 million are recorded in the accompanying condensed consolidated balance sheet as a current liability. These shares will be placed in treasury and may subsequently be reissued for general corporate purposes.

15.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     On June 29, 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing; effective January 1, 2002, goodwill is no longer subject to amortization.

     The Company adopted the new rules on accounting for goodwill and other intangible assets as of January 1, 2002. Application of the nonamortization provisions of the Statements is expected to result in a reduction in goodwill amortization expense of approximately $16 million in fiscal 2002, after reflecting 2001 goodwill writedowns of $196.1 million.

     Under SFAS No. 142, the Company designated four reportable units: United States/Canada, Europe, Asia and South America/Mexico. Preliminary procedures under SFAS No. 142 indicated an excess of book value over fair value for the Asia and South America/Mexico reportable units. During the second quarter of 2002, the Company completed its formal valuation procedures under SFAS No. 142, utilizing a combination of valuation techniques including the discounted cash flow approach and the market multiple approach. As a result of this valuation process as well as the application of the remaining provision of SFAS No. 142, the Company recorded a transitional impairment loss of $112.8 million, representing the write-off of all of the Company's existing goodwill in the reportable units of Asia ($29.7 million) and South America/Mexico ($83.1 million). The write-off was recorded as a cumulative effect of a change in accounting principle in the Company's condensed consolidated statements of operations for the nine months ended September 30, 2002. There was no tax impact since the Company recorded a $24.2 million tax valuation allowance for the deductible portion of the goodwill written off in the reportable unit of South America/Mexico. The Company determined that it was appropriate to record a valuation allowance against the entire amount of the $24.2 million deferred tax asset recognized in adopting SFAS No. 142 given the uncertainty of realization and the lack of income in the reportable unit. The Asia goodwill was not deductible for tax purposes.

     The following table represents the impact of the transitional impairment loss on the first quarter 2002 results as previously reported:


                                                                    THREE MONTHS ENDED
                                                                       MARCH 31, 2002
                                                                  -------------------------
                                                                  AS REPORTED   AS ADJUSTED
                                                                  -----------   -----------
       Loss before cumulative effect of change in accounting
         principle                                                $   (34,517)  $   (34,517)
       Cumulative effect of change in accounting principle                 --      (112,786)
                                                                  -----------   -----------
       Net loss                                                   $   (34,517)  $  (147,303)
                                                                  ===========   ===========

       Basic loss per common share:
         Loss before cumulative effect of change in accounting
         principle                                                $     (0.72)  $     (0.72)
         Cumulative effect of change in accounting principle               --         (2.33)
                                                                  -----------   -----------
         Net loss                                                 $     (0.72)  $     (3.05)
                                                                  ===========   ===========
       Basic shares outstanding                                        48,253        48,253
                                                                  ===========   ===========

       Diluted loss per common share:
         Loss before cumulative effect of change in accounting
         principle                                                $     (0.72)  $     (0.72)
         Cumulative effect of change in accounting principle               --         (2.33)
                                                                  -----------   -----------
         Net loss                                                 $     (0.72)  $     (3.05)
                                                                  ===========   ===========
       Diluted shares outstanding                                      48,253        48,253
                                                                  ===========   ===========


     Under the adoption of SFAS No. 142, the Company discontinued the amortization of goodwill. The following table presents a reconciliation of net income and earnings per share adjusted for the exclusion of goodwill amortization, net of tax (in thousands, except per share amounts):

                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                   SEPTEMBER 30,        SEPTEMBER 30,
                                               ------------------   ----------------------
                                                2002        2001       2002         2001
                                               -------    -------   ----------    --------
       Reported net income (loss)              $ 9,545    $(1,364)  $ (114,867)   $ 28,169
       Add:  Goodwill amortization, net of
         tax                                        --      3,236           --       9,623
                                               -------    -------   ----------    --------
       Adjusted net income (loss)              $ 9,545    $ 1,872   $ (114,867)   $ 37,792
                                               =======    =======   ==========    ========

       Reported basic earnings (loss) per
         common share                          $  0.15    $ (0.03)  $    (2.01)   $   0.63
       Add:  Goodwill amortization, net of
         tax                                        --       0.07           --        0.21
                                               -------    -------   ----------    --------
       Adjusted basic earnings (loss) per
         common share                          $  0.15    $  0.04   $    (2.01)   $   0.84
                                               =======    =======   ==========    ========

       Reported diluted earnings (loss) per
         common share                          $  0.15    $ (0.03)  $    (2.01)   $   0.63
       Add:  Goodwill amortization, net of
         tax                                        --       0.07           --        0.18
                                               -------    -------   ----------    --------
       Adjusted diluted earnings (loss) per
         common share                          $  0.15    $  0.04   $    (2.01)   $   0.81
                                               =======    =======   ==========    ========

     The change in the carrying amount of goodwill for the nine months ended September 30, 2002, by operating segment, are as follows (in thousands):


                                      UNITED STATES/
                                         CANADA       INTERNATIONAL    TOTAL
                                      --------------  -------------  ---------
      Balance at December 31, 2001    $      337,527  $     229,553  $ 567,080
      Transitional impairment loss                --       (112,786)  (112,786)
      Currency translation adjustment             --         11,769     11,769
                                      --------------  -------------  ---------
      Balance at September 30, 2002   $      337,527  $     128,536  $ 466,063
                                      ==============  =============  =========

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 recognizes that the use of debt extinguishment can be a part of the risk management strategy of a company and hence, the classification of all early extinguishment of debt as an extraordinary item may no longer be appropriate. In addition, the Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Provisions of this Statement, as they relate to Statement No. 13, are to be effective for transactions occurring after May 15, 2002. Provisions, which relate to Statement No. 4, are effective for fiscal years beginning after May 15, 2002. SFAS No. 145 is not expected to materially impact the Company's consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The Company is in the process of evaluating the effect that adopting SFAS No. 146 will have on its consolidated financial statements.

16.  CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

     The following condensed consolidating financial information presents balance sheets, statements of operations and cash flow information related to the Company's business. Each Guarantor, as defined, is a direct or indirect wholly-owned subsidiary of the Company and has fully and unconditionally guaranteed the 9.25 percent senior unsecured notes issued by R. J. Tower Corporation, on a joint and several basis. Tower Automotive, Inc. (the parent company) has also fully and unconditionally guaranteed the note and is reflected as the Parent Guarantor in the condensed consolidating financial information. The Non-Guarantors include the Company's foreign subsidiaries. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material to investors.

TOWER AUTOMOTIVE INC.
CONDENSED CONSOLIDATING BALANCE SHEETS AT SEPTEMBER 30, 2002
(AMOUNTS IN THOUSANDS - UNAUDITED)

                                               R. J. TOWER    PARENT      GUARANTOR   NON-GUARANTOR
                                               CORPORATION   GUARANTOR    COMPANIES      COMPANIES   ELIMINATIONS  CONSOLIDATED
                                              ------------  -----------  -----------  -------------  ------------  ------------
                 ASSETS
----------------------------------------------
Current assets:
     Cash and cash equivalents                $         --  $        --  $     4,172  $      21,752  $         --  $     25,924
     Accounts receivable, net                           --           --      177,795         95,591            --       273,386
     Inventories, net                                   --           --       78,233         38,727            --       116,960
     Prepaid tooling and other                          --           --       76,841         53,347            --       130,188
                                              ------------  -----------  -----------  -------------  ------------  ------------
     Total current assets                               --           --      337,041        209,417            --       546,458
                                              ------------  -----------  -----------  -------------  ------------  ------------

Property, plant and equipment, net                      --           --      686,207        314,287            --     1,000,494
Investments in joint ventures                      253,845           --        2,035             --            --       255,880
Investment in subsidiaries                         408,743      546,878           --             --      (955,621)           --
Goodwill and other assets, net                       6,542        8,726      455,627        187,514            --       658,409
                                              ------------  -----------  -----------  -------------  ------------  ------------
                                              $    669,130  $   555,604  $ 1,480,910  $     711,218  $   (955,621) $  2,461,241
                                              ============  ===========  ===========  =============  ============  ============

 LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------------

Current liabilities:
     Current maturities of long-term debt
        and capital lease obligations         $     17,912  $        --  $     4,740  $      91,623  $         --  $    114,275
     Accounts payable                                   --           --      283,960        118,953            --       402,913
     Accrued liabilities                             3,821        1,667      159,206         66,118            --       230,812
                                              ------------  -----------  -----------  -------------  ------------  ------------
               Total current liabilities            21,733        1,667      447,906        276,694            --       748,000
                                              ------------  -----------  -----------  -------------  ------------  -----------

Long-term debt, net of current maturities          383,206           --       43,765         84,225            --       511,196
Obligations under capital leases, net of
     current maturities                                 --           --          605         11,399            --        12,004
Convertible subordinated notes                          --      199,984           --             --            --       199,984
Due to/(from) affiliates                          (304,837)    (451,675)     745,096         11,416            --             -
Other noncurrent liabilities                            --           --      132,249         52,180            --       184,429
                                              ------------  -----------  -----------  -------------  ------------  ------------
               Total noncurrent liabilities         78,369     (251,691)     921,715        159,220            --       907,613
                                              ------------  -----------  -----------  -------------  ------------  ------------

Mandatorily redeemable trust convertible
     preferred securities                               --      258,750           --             --            --       258,750

Stockholders' investment                           572,484      546,878      125,762        282,981      (955,621)      572,484
Accumulated other comprehensive loss                (3,456)           --     (14,473)        (7,677)           --       (25,606)
                                              ------------  -----------  -----------  -------------  ------------  ------------
               Total stockholders' investment      569,028      546,878      111,289        275,304      (955,621)      546,878
                                              ------------  -----------  -----------  -------------  ------------  ------------
                                              $    669,130  $   555,604  $ 1,480,910  $     711,218  $   (955,621) $  2,461,241
                                              ============  ===========  ===========  =============  ============  ============


TOWER AUTOMOTIVE INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 (AMOUNTS IN THOUSANDS - UNAUDITED)

                                               R. J. TOWER    PARENT      GUARANTOR   NON-GUARANTOR
                                               CORPORATION   GUARANTOR    COMPANIES      COMPANIES   ELIMINATIONS  CONSOLIDATED
                                              ------------  -----------  -----------  -------------  ------------  ------------
Revenues                                      $         --  $        --  $   464,484  $     189,357  $         --  $    653,841

Cost of sales                                           --           --      421,542        165,676            --       587,218
                                              ------------  -----------  -----------  -------------  ------------  ------------

     Gross profit                                       --           --       42,942         23,681            --        66,623

Selling, general and administrative expenses            --           --       27,072          8,275            --        35,347

Amortization expense                                   257          328           --            437            --         1,022
                                              ------------  -----------  -----------  -------------  ------------  ------------

     Operating income (loss)                          (257)        (328)      15,870         14,969            --        30,254

Interest expense, net                               10,261        2,500        1,201          2,631            --        16,593
                                              ------------  -----------  -----------  -------------  ------------  ------------

     Income (loss) before provision for
       income taxes, equity in earnings of
       joint ventures and minority interest        (10,518)      (2,828)      14,669         12,338            --        13,661

Provision (benefit) for income taxes                (3,681)        (990)       5,149          4,319            --         4,797
                                              ------------  -----------  -----------  -------------  ------------  ------------

     Income (loss) before equity in earnings
       of joint ventures and minority interest      (6,837)      (1,838)       9,520          8,019            --         8,864

Equity in earnings of joint ventures and            21,058       14,221           --             --       (31,218)        4,061
   subsidiaries

Minority interest, net                                  --       (2,838)          --           (542)           --        (3,380)
                                              ------------  -----------  -----------  -------------  ------------  ------------

     Net income (loss)                        $     14,221  $     9,545  $     9,520  $       7,477  $    (31,218) $      9,545
                                              ============  ===========  ===========  =============  ============  ============


TOWER AUTOMOTIVE INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (AMOUNTS IN THOUSANDS - UNAUDITED)

                                               R. J. TOWER    PARENT      GUARANTOR   NON-GUARANTOR
                                               CORPORATION   GUARANTOR    COMPANIES      COMPANIES   ELIMINATIONS  CONSOLIDATED
                                              ------------  -----------  -----------  -------------  ------------  ------------
Revenues                                      $         --  $        --  $ 1,480,305  $     592,515  $         --  $  2,072,820

Cost of sales                                           --           --    1,329,709        514,563            --     1,844,272
                                              ------------  -----------  -----------  -------------  ------------  ------------

     Gross profit                                       --           --      150,596         77,952            --       228,548

Selling, general and administrative expenses            --           --       76,185         29,436            --       105,621

Amortization expense                                 1,125          973           --          1,023            --         3,121

Restructuring and asset impairment charge               --           --       71,757          3,650            --        75,407
                                              ------------  -----------  -----------  -------------  ------------  ------------
     Operating income (loss)                        (1,125)        (973)       2,654         43,843            --        44,399

Interest expense (income), net                      34,867        7,499         (217)         7,862            --        50,011

Other expense (income), net                          1,993           --          946         (3,839)           --          (900)
                                              ------------  -----------  -----------  -------------  ------------  ------------

     Income (loss) before provision for
       income taxes, equity in earnings of
       joint ventures and minority interest        (37,985)      (8,472)       1,925         39,820            --        (4,712)

Provision (benefit) for income taxes               (13,294)      (2,965)         690         13,934            --        (1,635)
                                              ------------  -----------  -----------  -------------  ------------  ------------

     Income (loss) before equity in earnings
       of joint ventures and minority interest     (24,691)      (5,507)       1,235         25,886            --        (3,077)

Equity in earnings of joint ventures and           (76,154)    (100,845)          --             --       189,722        12,723
  subsidiaries

Minority interest, net                                  --       (8,515)          --         (3,212)           --       (11,727)
                                              ------------  -----------  -----------  -------------  ------------  ------------

     Income (loss) before cumulative effect
       of change in accounting principle          (100,845)    (114,867)       1,235         22,674       189,722        (2,081)

Cumulative effect of change in
   accounting principle                                 --           --           --       (112,786)           --      (112,786)
                                              ------------  -----------  -----------  -------------  ------------  ------------

     Net income (loss)                        $   (100,845) $  (114,867) $     1,235  $     (90,112) $    189,722  $   (114,867)
                                              ============  ===========  ===========  =============  ============  ============

TOWER AUTOMOTIVE INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
(AMOUNTS IN THOUSANDS - UNAUDITED)

                                               R. J. TOWER    PARENT      GUARANTOR   NON-GUARANTOR
                                               CORPORATION   GUARANTOR    COMPANIES      COMPANIES   ELIMINATIONS  CONSOLIDATED
                                              ------------  -----------  -----------  -------------  ------------  ------------
OPERATING ACTIVITIES:
Net income (loss)                             $   (100,845) $  (114,867) $     1,235  $     (90,112) $    189,722  $   (114,867)
Adjustments required to reconcile
     net income (loss) to net cash provided
     by (used in) operating activities
       Cumulative effect of change in
          accounting principle                          --           --           --        112,786            --       112,786
       Restructuring and asset
          impairment charge                             --           --       71,757          3,650            --        75,407
       Depreciation and amortization                 1,125          973       74,495         25,615            --       102,208
       Deferred income tax provision (benefit)          --           --      (13,781)         1,120            --       (12,661)
       Deferred compensation plans                      --           --        1,631             --            --         1,631
       Gain on sale of plant                            --           --           --         (3,839)           --        (3,839)
       Equity in earnings of joint
          ventures, net                            (12,723)          --           --             --            --       (12,723)
       Changes in working capital and other
          operating items                          255,263        4,366     (263,614)       (23,931)     (100,921)     (128,837)
                                              ------------  -----------  -----------  -------------  ------------  ------------
       Net cash provided by (used in)
          operating activities                     142,820     (109,528)    (128,277)        25,289        88,801        19,105
                                              ------------  -----------  -----------  -------------  ------------  ------------
INVESTING ACTIVITIES:
Acquisitions, divestitures and investments
     in joint ventures                              15,816      (97,852)     130,945          4,004       (88,801)      (35,888)
Capital expenditures, net                               --           --      (48,255)       (60,109)           --      (108,364)
Proceeds from sale of fixed assets                      --           --       50,313             --            --        50,313
                                              ------------  -----------  -----------  -------------  ------------  ------------
       Net cash provided by (used in)
          investing activities                      15,816      (97,852)     133,003        (56,105)      (88,801)      (93,939)
                                              ------------  -----------  -----------  -------------  ------------  ------------

FINANCING ACTIVITIES:
Proceeds from borrowings                         1,484,888           --           93        100,625            --     1,585,606
Repayments of debt                              (1,643,524)          --       (3,091)       (67,380)           --    (1,713,995)
Net proceeds from issuance of stock                     --      224,751           --             --            --       224,751
Proceeds for repurchase of common shares                --      (17,371)          --             --            --       (17,371)
                                              ------------  -----------  -----------  -------------  ------------  ------------
       Net cash provided by (used for)
          financing activities                    (158,636)     207,380       (2,998)        33,245            --        78,991
                                              ------------  -----------  -----------  -------------  ------------  ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                 --           --        1,728          2,429            --         4,157
CASH AND CASH EQUIVALENTS, BEGINNING
     OF PERIOD
                                                        --           --        2,444         19,323            --        21,767
                                              ------------  -----------  -----------  -------------  ------------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD      $         --  $        --  $     4,172  $      21,752  $         --  $     25,924
                                              ============  ===========  ===========  =============  ============  ============

TOWER AUTOMOTIVE INC.
CONDENSED CONSOLIDATING BALANCE SHEETS AT DECEMBER 31, 2001
(AMOUNTS IN THOUSANDS)


                                                       R. J. TOWER    PARENT    GUARANTOR  NON-GUARANTOR
                                                       CORPORATION  GUARANTOR   COMPANIES    COMPANIES   ELIMINATIONS CONSOLIDATED
                                                       ----------- ----------- ----------- ------------ ------------- ------------
                     ASSETS
---------------------------------------------------
Current assets:
    Cash and cash equivalents                           $        -- $        -- $     2,444  $  19,323    $        --  $    21,767
    Accounts receivable, net                                     --          --     140,402     76,236             --      216,638
    Inventories, net                                             --          --      72,003     40,533             --      112,536
    Prepaid tooling and other                                    --          --      52,238     36,991             --       89,229
                                                        ----------- ----------- -----------  ---------    -----------  -----------
        Total current assets                                     --          --     267,087    173,083             --      440,170
                                                        ----------- ----------- -----------  ---------    -----------  -----------

Property, plant and equipment, net                               --          --     824,437    295,822             --    1,120,259
Investments in joint ventures                               237,834          --       4,177      1,187             --      243,198
Investment in subsidiaries                                  744,808     447,408          --         --     (1,192,216)          --
Goodwill and other assets, net                                9,659       9,700     428,186    282,264             --      729,809
                                                        ----------- ----------- -----------  ---------    -----------  -----------
                                                        $   992,301 $   457,108 $ 1,523,887  $ 752,356    $(1,192,216) $ 2,533,436
                                                        =========== =========== ===========  =========    ===========  ===========
    LIABILITIES AND STOCKHOLDERS' INVESTMENT
---------------------------------------------------
Current liabilities:
    Current maturities of long-term debt and
        capital lease obligations                       $    67,381 $        -- $     2,723  $ 101,979    $        --  $   172,083
    Accounts payable                                             --          --     263,800    105,110             --      368,910
    Accrued liabilities                                       7,234       4,167     203,832     63,729             --      278,962
                                                        ----------- ----------- -----------  ---------    -----------  -----------
        Total current liabilities                            74,615       4,167     470,355    270,818             --      819,955
                                                        ----------- ----------- -----------  ---------    -----------  -----------
Long-term debt, net of current maturities                   472,373          --      44,765     83,946             --      601,084
Obligations under capital leases, net of
        current maturities                                       --          --       4,620         --             --        4,620
Convertible subordinated notes                                   --     199,984          --         --             --      199,984
Due to/(from) affiliates                                    (27,392)   (453,201)    428,037     52,556             --           --
Other noncurrent liabilities                                     --          --     150,639     50,996             --      201,635
                                                        ----------- ----------- -----------  ---------    -----------  -----------
        Total noncurrent liabilities                        444,981    (253,217)    628,061    187,498             --    1,007,323
                                                        ----------- ----------- -----------  ---------    -----------  -----------
Mandatorily redeemable trust convertible
        preferred securities                                     --     258,750          --         --             --      258,750

Stockholders' investment                                    481,969     447,408     439,943    304,865     (1,192,216)     481,969
Accumulated other comprehensive loss                         (9,264)         --     (14,472)   (10,825)            --      (34,561)
                                                        ----------- ----------- -----------  ---------    -----------  -----------
        Total stockholders' investment                      472,705     447,408     425,471    294,040     (1,192,216)     447,408
                                                        ----------- ----------- -----------  ---------    -----------  -----------
                                                        $   992,301 $   457,108 $ 1,523,887  $ 752,356    $(1,192,216) $ 2,533,436
                                                        =========== =========== ===========  =========    ===========  ===========

TOWER AUTOMOTIVE INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 (AMOUNTS IN THOUSANDS - UNAUDITED)


                                                                                                  NON-
                                                       R. J. TOWER     PARENT     GUARANTOR    GUARANTOR
                                                       CORPORATION   GUARANTOR    COMPANIES    COMPANIES   ELIMINATIONS CONSOLIDATED
                                                       -----------  -----------  ----------- ------------- ------------ ------------
Revenues                                                 $      --   $      --     $ 350,279   $ 207,506     $      --   $ 557,785

Cost of sales                                                   --          --       320,617     181,749            --     502,366
                                                         ---------   ---------     ---------   ---------     ---------   ---------

          Gross profit                                          --          --        29,662      25,757            --      55,419

Selling, general and administrative expenses                    --          --        25,110       7,892            --      33,002

Amortization expense                                           453         328         3,694       1,757            --       6,232
                                                         ---------   ---------     ---------   ---------     ---------   ---------

          Operating income (loss)                             (453)       (328)          858      16,108            --      16,185

Interest expense (income), net                              15,273       1,879        (2,345)      4,275            --      19,082
                                                         ---------   ---------     ---------   ---------     ---------   ---------

          Income (loss) before provision for               (15,726)     (2,207)        3,203      11,833            --      (2,897)
          income taxes, equity in earnings of
          joint ventures and minority interest

Provision (benefit) for income taxes                        (6,133)       (861)        1,249       2,974            --      (2,771)
                                                         ---------   ---------     ---------   ---------     ---------   ---------

          Income (loss) before equity in earnings
          of joint ventures and minority interest           (9,593)     (1,346)        1,954       8,859            --        (126)

Equity in earnings of joint ventures and                    12,239       2,646            --          --       (11,765)      3,120
subsidiaries

Minority interest, net                                          --      (2,664)           --      (1,694)           --      (4,358)
                                                         ---------   ---------     ---------   ---------     ---------   ---------

          Net income (loss)                              $   2,646   ($  1,364)    $   1,954   $   7,165     ($ 11,765)  ($  1,364)
                                                         =========   =========     =========   =========     =========   =========

TOWER AUTOMOTIVE INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                                                NON-
                                                       R. J. TOWER     PARENT    GUARANTOR    GUARANTOR
                                                       CORPORATION   GUARANTOR   COMPANIES    COMPANIES   ELIMINATIONS CONSOLIDATED
                                                       -----------  ----------- ----------- ------------- ------------ ------------
Revenues                                               $        --  $        --  $ 1,220,914  $   607,654  $        --  $ 1,828,568

Cost of sales                                                   --           --    1,072,912      535,705           --    1,608,617
                                                       -----------  -----------  -----------  -----------  -----------  -----------

          Gross profit                                          --           --      148,002       71,949           --      219,951

Selling, general and administrative expenses                    --           --       77,130       26,191           --      103,321

Amortization expense                                         1,378          973       11,033        5,056           --       18,440
                                                       -----------  -----------  -----------  -----------  -----------  -----------

          Operating income (loss)                           (1,378)        (973)      59,839       40,702           --       98,190

Interest expense (income), net                              50,949        5,430       (8,685)      11,231           --       58,925
                                                       -----------  -----------  -----------  -----------  -----------  -----------

          Income (loss) before provision for               (52,327)      (6,403)      68,524       29,471           --       39,265
          income taxes, equity in earnings of
          joint ventures and minority interest

Provision (benefit) for income taxes                       (20,408)      (2,498)      26,725        9,882           --       13,701
                                                       -----------  -----------  -----------  -----------  -----------  -----------

          Income (loss) before equity in earnings
          of joint ventures and minority interest          (31,919)      (3,905)      41,799       19,589           --       25,564

Equity in earnings of joint ventures and                    71,985       40,066           --           --      (99,760)      12,291
subsidiaries

Minority interest, net                                          --       (7,992)          --       (1,694)          --       (9,686)
                                                       -----------  -----------  -----------  -----------  -----------  -----------

          Net income (loss)                            $    40,066  $    28,169  $    41,799  $    17,895  ($   99,760) $    28,169
                                                       ===========  ===========  ===========  ===========  ===========  ===========

TOWER AUTOMOTIVE INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(AMOUNTS IN THOUSANDS - UNAUDITED)


                                                                                                 NON-
                                                       R. J. TOWER     PARENT     GUARANTOR    GUARANTOR
                                                       CORPORATION   GUARANTOR    COMPANIES    COMPANIES   ELIMINATIONS CONSOLIDATED
                                                       -----------  -----------  ----------- ------------- ------------ ------------
OPERATING ACTIVITIES:
Net income (loss)                                      $    40,066  $    28,169  $    41,799  $    17,895  ($   99,760) $    28,169
Adjustments required to reconcile net income (loss)
    to net cash provided by (used in) operating
    activities
       Depreciation and amortization                           453          973       92,718       26,836           --      120,980
       Deferred income tax provision                            --           --        9,941         (570)          --        9,371
       Equity in earnings of joint ventures, net           (12,291)          --           --           --           --      (12,291)
       Changes in working capital and other
           operating items                                 827,615        2,247     (327,126)     (36,923)    (197,823)     267,990
                                                       -----------  -----------  -----------  -----------  -----------  -----------
       Net cash provided by (used in) operating
           activities                                      855,843       31,389     (182,668)       7,238     (297,583)     414,219
                                                       -----------  -----------  -----------  -----------  -----------  -----------

INVESTING ACTIVITIES:
Acquisitions, divestitures and investments in joint       (527,305)     (70,269)     294,674        3,505      297,583       (1,812)
    ventures
Capital expenditures, net                                       --           --     (110,211)     (37,372)          --     (147,583)
                                                       -----------  -----------  -----------  -----------  -----------  -----------
       Net cash provided by (used in) investing
           activities                                     (527,305)     (70,269)     184,463      (33,867)     297,583     (149,395)
                                                       -----------  -----------  -----------  -----------  -----------  -----------

FINANCING ACTIVITIES:
Proceeds from borrowings                                 1,935,525           --           --       83,425           --    2,018,950
Repayments of debt                                      (2,245,291)          --       (1,957)     (62,819)          --   (2,310,067)
Net proceeds from the issuance of common stock                  --       38,880           --           --           --       38,880
                                                       -----------  -----------  -----------  -----------  -----------  -----------
       Net cash provided by (used for) financing
           activities                                     (309,766)      38,880       (1,957)      20,606           --     (252,237)
                                                       -----------  -----------  -----------  -----------  -----------  -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                     18,772           --         (162)      (6,023)          --       12,587
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD
                                                           (18,772)          --        1,575       20,570           --        3,373
                                                       -----------  -----------  -----------  -----------  -----------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $        --  $        --  $     1,413  $    14,547  $        --  $    15,960
                                                       ===========  ===========  ===========  ===========  ===========  ===========


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2002 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

Revenues. Revenues for the third quarter of 2002 were $653.8 million, a 17.2 percent increase, compared to $557.8 million for the prior period. The increase was comprised of volume increases of $110.0 million, primarily in the following platforms: Dodge Ram Pickup, Cadillac CTS, and Ford Thunderbird, Econoline, Expedition, and Explorer. These increases were offset by a decline in revenues of $14.0 million, which were attributable to the sale of the Iwahri, Korea plant to an affiliate of Hyundai.

Cost of Sales. Cost of sales as a percent of revenues for the third quarter of 2002 was 89.8 percent compared to 90.1 percent for the prior period. Gross profit margin increased in the 2002 period compared to the 2001 period due to increased volumes, changes in product mix on light truck, sport utility and other models served by the Company and lack of significant product launch activities compared to the prior period. The increase in the gross profit margin was partially offset by a decline in profitability percentage on the Ford Explorer and Dodge Ram pickup platforms, increased operating lease costs in the 2002 period, customer productivity price reductions beginning in the first quarter of 2002, and operational inefficiencies associated with the production of the new generation Ford Explorer frame.

S, G & A Expenses. Selling, general and administrative expenses were $35.3 million, or 5.4 percent of revenues, for the third quarter of 2002 compared to $33.0 million, or 5.9 percent of revenues, for the prior period. The increase in expense was due primarily to $2.3 million in increased program management costs related to new programs.

Amortization Expense. Amortization expense for the third quarter of 2002 was $1.0 million compared to $6.2 million for the prior period. The decrease was due to the adoption of the requirements of SFAS No. 142, and as a result, beginning January 1, 2002, the Company no longer records amortization expense of goodwill. Goodwill amortization for the third quarter of 2001 was $5.3 million.

Interest Expense, net. Interest expense (net of interest income) for the third quarter of 2002 was $16.6 million compared to $19.1 million for the prior period. Interest expense decreased due to the (i) decreased borrowings during the third quarter of 2002 compared to the third quarter of 2001 of $4.4 million, and (ii) decreased interest rates and decreased spreads associated with the Credit Agreement of $1.0 million, partially offset by (iii) decreased capitalized interest on construction projects of $2.3 million and (iv) decreased interest income in the 2002 period of $0.6 million.

Income Taxes. The effective income tax rate was 35.1 percent for the third quarter of 2002. The effective income tax rate for the third quarter of 2001 is not meaningful due to a minimal pre-tax loss adjusted for permanent differences to reflect the actual rates in the tax jurisdictions in which the Company operates.

Equity in Earnings of Joint Ventures, net. Equity in earnings of joint ventures, net of tax, was $4.1 million and $3.1 million for the three months ended September 30, 2002 and 2001, respectively. These amounts represent the Company's share of the earnings from its joint venture interests in Metalsa, Yorozu, and DTA Development. The Company's share of joint venture earnings in Metalsa in the 2002 period has increased as compared to the 2001 period by $1.0 million.

Minority Interest, net. Minority interest, net of tax, for the third quarter of 2002 represents dividends, net of income tax benefits, on the 6 3/4% Trust Preferred Securities ("Preferred Securities"), the minority interest held by the 40 percent joint venture partners in Tower Golden Ring, and the minority interest held by the 34 percent joint venture partner in Seojin. Minority interest for the third quarter of 2001 represents dividends, net of income tax benefits, on the Preferred Securities, and the minority interest held by the 40 percent joint venture partners in Tower Golden Ring.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2002 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Revenues. Revenues for the nine months ended September 30, 2002 were $2,072.8 million, a 13.4 percent increase, compared to $1,828.6 million for the prior period. The increase was comprised of volume increases of $276.4 million, primarily in the following platforms: Dodge Ram Pickup, Cadillac CTS, and Ford Thunderbird, Econoline, Expedition, and Explorer, as well as incremental revenues in the 2002 period of $23.3 million associated with the consolidation of Tower Golden Ring, which first occurred in the third quarter of 2001. These increases were offset by a decline in revenues of $55.5 million, which were attributable to the sale of the Iwahri, Korea plant to an affiliate of Hyundai.

Cost of Sales. Cost of sales as a percent of revenues for the nine months ended September 30, 2002 was 89.0 percent compared to 88.0 percent for the prior period. Gross profit margin declined in the 2002 period compared to the 2001 period despite the increased volumes and lack of significant product launch activity compared to the prior period due to the effect of customer productivity price reductions beginning in the first quarter of 2002 and changes in product mix on light truck, sport utility and other models served by the Company. The decline in the gross profit margin is also attributable to a decline in profitability percentage on the Ford Explorer and Dodge Ram pickup platforms, increased operating lease costs in the 2002 period and operational inefficiencies associated with the production of the new generation Ford Explorer frame.

S, G & A Expenses. Selling, general and administrative expenses were $105.6 million, or 5.1 percent of revenues, for the nine months ended September 30, 2002 compared to $103.3 million, or 5.6 percent of revenues, for the prior period. The Company has experienced $3.3 million in decreased costs due to reductions in headcount in the consolidation of the Company's engineering and support activities, offset by $3.9 million in increased program management costs, and incremental costs of $1.7 million associated with the Company's consolidation of Tower Golden Ring.

Amortization Expense. Amortization expense for the nine months ended September 30, 2002 was $3.1 million compared to $18.4 million for the prior period. The decrease was due to the adoption of the requirements of SFAS No. 142, and as a result, beginning January 1, 2002, the Company no longer records amortization expense of goodwill. Goodwill amortization for the nine months ended September 30, 2001 was $15.8 million.

Interest Expense, net. Interest expense (net of interest income) for the nine months ended September 30, 2002 was $50.0 million compared to $58.9 million for the prior period. Interest expense decreased due to the (i) decreased borrowings during the first nine months of 2002 compared to the first nine months of 2001 of $12.2 million, and (ii) decreased interest rates and decreased spreads associated with the Credit Agreement of $5.8 million, offset by (iii) decreased capitalized interest on construction projects of $7.5 million and (iv) decreased interest income in the 2002 period of $1.6 million.

Income Taxes. The effective income tax rate was 34.7 percent and 34.9 percent for the first nine months of 2002 and 2001, respectively. The effective tax rate reflects the actual rates in the tax jurisdictions in which the Company operates, adjusted for permanent differences.

Equity in Earnings of Joint Ventures, net. Equity in earnings of joint ventures, net of tax, was $12.7 million and $12.3 million for the nine months ended September 30, 2002 and 2001, respectively. These amounts represent the Company's share of the earnings from its joint venture interests in Metalsa, Yorozu, and DTA Development, in the 2002 and 2001 periods. In addition, the 2001 period includes the Company's share of the earnings from its joint venture interest in Tower Golden Ring, prior to its consolidation. The Company's share of joint venture earnings in Metalsa and Yorozu has increased by $5.7 million, which was offset by a reduction in equity earnings of $5.3 million due to the consolidation of Tower Golden Ring beginning in third quarter of 2001.

Minority Interest, net. Minority interest, net of tax, for the nine months ended September 30, 2002 represents dividends, net of income tax benefits, on the Preferred Securities, the minority interest held by the 40 percent joint venture partners in Tower Golden Ring, and the minority interest held by the 34 percent joint venture partner in Seojin. Minority interest, net of tax, for the nine months ended September 30, 2001 represents dividends, net of income tax benefits, on the Preferred Securities and the minority interest held by the 40 percent joint venture partners in Tower Golden Ring.

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


Under the 2000 Plan, the Company realized cash savings of approximately $32 million in 2001 as a result of reductions in payroll costs directly related to restructuring activities. These cash savings from permanent payroll reductions are expected to be realized annually. Under the 2001 Plan, the Company has realized cash savings of approximately $14 million through September 30, 2002, and expects to realize additional cash savings of approximately $10 million through the remainder of 2002 attributable to permanent payroll reductions. Under the 2002 Plan, the Company has realized cash savings of approximately $7 million through September 30, 2002, and expects to realize additional cash savings of approximately $6 million through the remainder of 2002 attributable to permanent payroll reductions with full realization of cash savings beginning in 2003.

MILWAUKEE PRESS OPERATIONS:

On January 31, 2002, the Company announced that it would discontinue the remaining stamping and ancillary processes performed at its Milwaukee Press Operations and relocate the remaining work to other Tower locations or Tier II suppliers. The Company expects to complete the transfer process during the fourth quarter of 2002. As a result of these efforts (the "2002 Plan"), the Company recorded a restructuring charge in the first quarter of 2002 totaling $75.4 million, which reflects the estimated qualifying "exit costs" to be incurred over the next 12 months pertaining to the 2002 Plan.

The 2002 Plan charge includes costs associated with asset impairments, severance and outplacement costs related to employee terminations and certain other exit costs. These activities are anticipated to result in a reduction of approximately 490 colleagues in the Company's Milwaukee, Wisconsin manufacturing location. Through September 30, 2002, the Company had eliminated approximately 170 colleagues pursuant to the 2002 Plan. The estimated restructuring charge does not cover certain aspects of the 2002 Plan, including movement of equipment and employee relocation and training. These costs will be recognized in future periods as incurred.

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

As of September 30, 2002, the Company anticipates future cash payments of $8.8 million and other future obligations of $12.5 million under the 2002 Plan.

The accrual for operational realignment and other costs is included in accrued liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2002. The table below summarizes the accrued operational realignment and other charges through September 30, 2002 (in millions):

                                                 SEVERANCE AND
                                        ASSET    OUTPLACEMENT  OTHER EXIT
                                     IMPAIRMENTS     COSTS       COSTS    TOTAL
                                     -----------     -----       -----    -----
Balance at December 31, 2001            $  --        $  --       $  --    $  --
First quarter 2002 provision             47.2          8.4        19.8     75.4
Cash charges                               --         (4.7)       (2.2)    (6.9)
Non-cash charges                        (47.2)          --          --    (47.2)
                                        -----        -----       -----    -----
Balance at September 30, 2002           $  --        $ 3.7       $17.6    $21.3
                                        =====        =====       =====    =====

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

The 2001 Plan charge includes costs associated with asset impairments, severance and outplacement costs related to employee terminations and certain other exit costs. These activities are anticipated to result in a reduction of more than 700 colleagues in the Company's technical and administrative centers in Novi, Rochester Hills, and Grand Rapids, Michigan; Milwaukee, Wisconsin; and its U.S. and Canada manufacturing locations. Through September 30, 2002, the Company had eliminated approximately 680 colleagues pursuant to the 2001 Plan. The estimated restructuring charge does not cover certain aspects of the 2001 Plan, including movement of equipment and employee relocation and training. These costs are being recognized in future periods as incurred.

As of September 30, 2002, the Company anticipates future cash payments of $13.4 million and other future obligations of $18.2 million under the 2001 Plan.

The accrual for operational realignment and other costs, which was established in the fourth quarter of 2001, is included in accrued liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2002. The table below summarizes the accrued operational realignment and other accrued charges through September 30, 2002 (in millions):

                                   SEVERANCE AND
                                   OUTPLACEMENT       OTHER EXIT
                                       COSTS            COSTS           TOTAL
                                       -----            -----           -----
  Balance at December 31, 2001         $23.9            $31.4           $55.3
  Cash charges                         (16.8)            (6.9)          (23.7)
                                       -----            -----           -----
  Balance at September 30, 2002        $ 7.1            $24.5           $31.6
                                       =====            =====           =====

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH

The Company's principal sources of cash are cash flow from operations, commercial borrowings and capital markets activities. During the nine months ended September 30, 2002, the Company generated $19.1 million of cash from operations. This compares with $414.2 million generated during the same period in 2001. Net income before depreciation and amortization, deferred income taxes, deferred compensation plans, gain on sale of plant, equity in joint venture earnings, restructuring and asset impairment charges, and cumulative effect of change in accounting principle was $147.9 million and $146.2 million for the 2002 and 2001 periods, respectively. Operating cash flow was reduced by $30.6 million in 2002 and $16.2 million in 2001 for cash restructuring payments, and was decreased as a result of net tax payments of $1.3 million and $4.5 million in the 2002 and 2001 periods, respectively. Operating cash flow was also reduced in the 2002 period by $28.0 million for required pension plan contributions. In total, working capital and other operating items decreased operating cash flow by $128.8 million in the 2002 period and increased operating cash flow by $268.0 million during the 2001 period.

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

The issuance of common stock under the underwritten primary offering of 17.25 million shares completed in May 2002 contributed $222.4 million to the cash flow of the 2002 period. The issuance of stock from the Company's colleague stock purchase plan and option plans contributed an additional $2.3 million to cash flow for the 2002 period. In August 2001, the Company realized net proceeds of $37.6 million from the issuance of 3,636,400 shares of common stock at a price of $11.00 per share in a private placement transaction. The issuance of stock from the Company's colleague stock purchase plan and option plans contributed an additional $1.3 million to cash flow for the 2001 period.

In June 2002, the Company completed an amendment to its senior credit facility (the "Credit Agreement") that permanently reduced borrowings under the facility and deferred the start of the scheduled repayment of its remaining borrowings until March 2005. The amendment reduced the former $1.15 billion facility to a $725 million facility by voluntarily repaying $200 million of the $325 million term loan portion of the facility with proceeds from the Company's May 2002 common stock offering, and reduced capacity under the revolving credit facility from $825 million to $600 million. The Credit Agreement also includes a multi-currency borrowing feature that allows the Company to borrow up to $500 million in certain freely tradable offshore currencies, and letter of credit sublimits of $250 million. As of September 30, 2002, approximately $35.6 million of the outstanding borrowings are denominated in Japanese Yen, $48.4 million are denominated in Euro and $15.8 million are denominated in Canadian dollars. Interest on the Credit Agreement is at the financial institutions' reference rate, LIBOR, or the Eurodollar rate plus a margin ranging from 0 to 200 basis points depending on the ratio of the consolidated funded debt for restricted subsidiaries of the Company to its total EBITDA. The weighted average interest rate for such borrowings was 6.4 percent for the nine months ended September 30, 2002. The Credit Agreement has a final maturity of 2006.

At September 30, 2002, the Company had borrowed $158.4 million under its revolving credit facility of $600 million. In order to borrow under the revolving facility, the Company must meet certain covenant ratios. Based on these covenants, the amount of unused availability under the revolving facility was $221.4 million at September 30, 2002, compared to unused availability of $99.1 million at September 30, 2001. This increase in availability resulted from an increase due to the reduction of indebtedness (as defined in the credit agreement), offset in part by a decrease in trailing four quarter EBITDA and a decrease in the total amount available for borrowing under the revolver facility (due to the amendment completed in the second quarter of 2002) between the periods. The credit agreement requires the Company to meet certain financial covenants, including but not limited to a minimum interest coverage and maximum leverage ratio. The covenant conditions contained in the credit agreement also limit the Company's ability to pay dividends to the available borrowings under the revolving facility. As of September 30, 2002, the Company was in compliance with all debt covenants.

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

USES OF CASH

The Company's principal uses of cash are debt repayment, capital expenditures and acquisitions and investments in joint ventures. Net cash used in investing activities was $93.9 million during the nine months ended September 30, 2002, as compared to $149.4 million in the prior period. Net capital expenditures totaled $108.3 million and $147.6 million for the comparable 2002 and 2001 periods, respectively. Earnout payments offset by net proceeds received from the sale of a plant, reduced investment cash flows by $35.9 million in the 2002 period. The Company's consolidation of Tower Golden Ring, its acquisition of an additional
13.8 percent interest in Yorozu and payments and dividends received from investments in joint ventures reduced investment cash flows by $1.8 million in the 2001 period. Net cash proceeds of $50.3 million from the sale of fixed assets under a sale-leaseback transaction contributed to the 2002 investment activity cash flows. Net cash provided by financing activities totaled $79.0 million for the nine months ended September 30, 2002 and net cash used for financing activities totaled $252.2 million for the nine months ended September 30, 2001. Net proceeds from the issuance of stock of $224.8 million and $38.9 million were offset by net repayments of debt of $128.4 million and $291.1 million for the comparable 2002 and 2001 periods, respectively. Also offsetting proceeds from the issuance of stock in the 2002 period were payments for the repurchase of common shares of $17.4 million.

The Company estimates its full year gross 2002 capital expenditures will be approximately $155 million. Where appropriate, the Company may lease rather than purchase such equipment, which would have the effect of reducing this anticipated level of capital expenditures.

WORKING CAPITAL

During the nine months ended September 30, 2002, working capital increased by $178.2 million. This net increase is due to a $56.7 million increase in accounts receivable attributable to the significant sales increase in September 2002 relative to December 2001, a $41.0 million timing-related increase in tooling and other costs, a $4.4 million increase in inventory, a $4.1 million increase in cash on hand, a $48.2 million decrease in accrued liabilities, and a $57.8 million decrease in current maturities of long-term debt and capital lease obligations; offset by a $34.0 million increase in accounts payable related to the continued renegotiation of terms with key suppliers.

The Company expects to continue its focus on maintaining a large negative working capital position through the continued focus on minimizing the length of the cash flow cycle. The Company believes that the available borrowing capacity under its credit agreement, together with funds generated by operations, should provide sufficient liquidity and capital resources to pursue its business strategy for the foreseeable future, with respect to working capital, capital expenditures, and other operating needs.

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

At September 30, 2002, Tower Automotive had total debt and obligations under capital leases of $837.5 million. The debt is comprised of fixed rate debt of $508.0 million and floating rate debt of $329.5 million. The pre-tax earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt would be approximately $3.3 million, holding other variables constant. A one percentage point increase in interest rates would not materially impact the fair value of the fixed rate debt.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On June 29, 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing; effective January 1, 2002, goodwill is no longer subject to amortization.

The Company adopted the new rules on accounting for goodwill and other intangible assets as of January 1, 2002. Application of the nonamortization provisions of the Statements is expected to result in a reduction in goodwill amortization expense of approximately $16 million in fiscal 2002, after reflecting 2001 goodwill write downs of $196.1 million.

Under SFAS No. 142, the Company designated four reportable units: United States/Canada, Europe, Asia and South America/Mexico. Preliminary procedures under SFAS No. 142 indicated an excess of book value over fair value for the Asia and South America/Mexico reportable units. During the second quarter of 2002, the Company completed its formal valuation procedures under SFAS No. 142, utilizing a combination of valuation techniques including the discounted cash flow approach and the market multiple approach. As a result of this valuation process as well as the application of the remaining provision of SFAS No. 142, the Company recorded a transitional impairment loss of $112.8 million, representing the write-off of all of the Company's existing goodwill in the reportable units of Asia ($29.7 million) and South America/Mexico ($83.1 million). The write-off was recorded as a cumulative effect of a change in accounting principle in the Company's condensed consolidated statements of operations for the nine months ended September 30, 2002. There was no tax impact since the Company recorded a $24.2 million tax valuation allowance for the deductible portion of the goodwill written off in the reportable unit of South America/Mexico. The Company determined that it was appropriate to record a valuation allowance against the entire amount of the $24.2 million deferred tax asset recognized in adopting SFAS No. 142 given the uncertainty of realization and the lack of income in the reportable unit. The Asia goodwill was not deductible for tax purposes.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 recognizes that the use of debt extinguishment can be a part of the risk management strategy of a company and hence, the classification of all early extinguishment of debt as an extraordinary item may no longer be appropriate. In addition, the Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Provisions of this Statement, as they relate to Statement No. 13, are to be effective for transactions occurring after May 15, 2002. Provisions, which relate to Statement No. 4, are effective for fiscal years beginning after May 15, 2002. SFAS No. 145 is not expected to materially impact the Company's consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The Company is in the process of evaluating the effect that adopting SFAS No. 146 will have on its financial statements.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This form 10-Q Report contains certain forward-looking statements that are subject to risks and uncertainties. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. These statements often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," or similar expressions. The statements are not a guarantee as to performance or results. They involve risks, uncertainties and assumptions. Although the Company believes that these forward-looking statements are based on reasonable assumptions, various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside the control of the Company, such as risks relating to: (i) the degree to which the Company is leverages; (ii) the Company's reliance on major customers and selected models; (iii) the cyclicality and seasonality of the automotive market; (iv) the failure to realize the benefits of recent acquisitions and joint ventures; (v) obtaining new business on new and redesigned models; (vi) the Company's ability to continue to implement its acquisition strategy; (vii) the ability to achieve the anticipated volume of production from new and planned supply programs; (viii) general economic or business conditions affecting the automotive industry, either nationally or regionally, being less favorable than expected; (ix) the Company's abilities to develop or successfully introduce new products; (x) the highly competitive nature of the automotive supply industry,
(xi) unforeseen problems associated with international sales, including gains and losses from foreign currency exchange; (xii) the implementation of or changes in laws, regulations or policies that could negatively affect the automotive supply industry; and (xiii) such other factors noted in this Form 10-Q with respect to the Company's businesses. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements. Except for the Company's obligations to disclose material information as required by the federal securities laws, the Company does not have any obligation or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events. For any forward-looking statements made in this Form 10-Q, the Company claims the protections of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 4:  DISCLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

With the participation of management, the Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13(a) - 14(c) and 15(d) - 14(c)) on October 17, 2002 ("the Evaluation Date"), have concluded that, as of such date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities in connection with the Company's filing of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls subsequent to the Evaluation Date through the date of this filing of Form 10-Q for the quarterly period ended September 30, 2002.

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

         None.

Item 5.  Other Information:

         None.

Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits:

              Exhibit 10.1 - Second Amendment to Credit Agreement, dated as of June 28, 2002, among R.J. Tower Corporation, Tower Automotive Europe B.V., Tower Automotive Finance B.V., the parties named as Guarantors, the several financial institutions from time to time party to this Agreement, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank (formerly known as The Chase Manhattan
              Bank), as syndication agent, and The Bank of Nova Scotia, Comerica Bank, U.S. Bank National Association and Bank One, Michigan, as co-agents.

              Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              Exhibit 99.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) During the quarter for which this report is filed, the Company filed the following Form 8-K Current Reports with the Securities and Exchange Commission:

              1. The Company's Current Report on Form 8-K dated July 8, 2002, under Item 5 (Commission File No. 1-12733).

              2. The Company's Current Report on Form 8-K/A originally dated June 20, 2002, under Item 4 (Commission File No. 1-12733).

              3. The Company's Current Report on Form 8-K dated July 18, 2002, under Item 5 (Commission File No. 1-12733).

              4. The Company's Current Report on Form 8-K dated August 6, 2002, under Item 5 (Commission File No. 1-12733).

              5. The Company's Current Report on Form 8-K dated August 13, 2002, under Item 9 (Commission File No. 1-12733).

              6. The Company's Current Report on Form 8-K dated August 13, 2002, under Item 5 (Commission File No. 1-12733).

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TOWER AUTOMOTIVE, INC.


Date:  November 13, 2002            By /s/ Anthony A. Barone
                                       -----------------------------------------
                                       Anthony A. Barone
                                       Vice President, Chief Financial Officer
                                       (principal accounting and financial
                                       officer)

                                 CERTIFICATIONS

I, Dugald K. Campbell, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Tower Automotive, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


/s/ Dugald K. Campbell
------------------------------------
Dugald K. Campbell
Chief Executive Officer

I, Anthony A. Barone, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Tower Automotive, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002


/s/ Anthony A. Barone
------------------------------------
Anthony A. Barone
Chief Financial Officer