Form 10-K
period 2002-12-31
TOWER AUTOMOTIVE INC
filed 2003-03-19
CIK 925548

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                             ---------------------
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   For the fiscal year ended:            Commission file number:
        DECEMBER 31, 2002                        1-12733

                             ---------------------

                             TOWER AUTOMOTIVE, INC.
             (Exact name of Registrant as specified in its charter)

             DELAWARE                            41-1746238
     (State of Incorporation)          (I.R.S. Employer Identification
                                                    No.)

 5211 CASCADE ROAD SE - SUITE 300                   49546
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes [X]     No [ ]

     As of February 28, 2003, 56,131,242 shares of Common Stock of the Registrant were outstanding. As of June 28, 2002, the aggregate market value of the Common Stock of the Registrant (based upon the last reported sale price of the Common Stock at that date by the New York Stock Exchange), excluding shares owned beneficially by affiliates, was approximately $890,771,000.

     Information required by Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its annual meeting to be held May 21, 2003 (the "2003 Proxy Statement").
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             TOWER AUTOMOTIVE, INC.

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----
PART I
  Item 1.           Business....................................................     1
  Item 2.           Properties..................................................    13
  Item 3.           Legal Proceedings...........................................    14
  Item 4.           Submission of Matters to a Vote of Security Holders.........    15
  Additional Item.  Executive Officers..........................................    15
PART II
  Item 5.           Market for Registrant's Common Equity and Related
                    Stockholder Matters.........................................    17
  Item 6.           Selected Financial Data.....................................    18
  Item 7.           Management's Discussion and Analysis of Results of
                    Operations and Financial Condition..........................    19
  Item 7A.          Quantitative and Qualitative Disclosure about Market Risk...    39
  Item 8.           Financial Statements and Supplementary Data.................    39
  Item 9.           Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure....................................    90
PART III
  Item 10.          Directors and Executive Officers of the Registrant..........    90
  Item 11.          Executive Compensation......................................    90
  Item 12.          Security Ownership of Certain Beneficial Owners and
                    Management..................................................    90
  Item 13.          Certain Relationships and Related Transactions..............    91
  Item 14.          Disclosure Controls and Procedures..........................    91
PART IV
  Item 15.          Exhibits, Financial Statement Schedules, and Reports on Form
                    8-K.........................................................    91

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

  BACKGROUND OF COMPANY

     Tower Automotive, Inc. and its subsidiaries (collectively referred to as the "Company" or "Tower Automotive") is a leading global designer and producer of structural components and assemblies used by every major automotive original equipment manufacturer ("OEM"), including Ford, DaimlerChrysler, General Motors ("GM"), Honda, Toyota, Renault/Nissan, Fiat, Hyundai/Kia, Mazda, BMW, Volkswagen Group, and Isuzu. The Company's current products include automotive body structural stampings and assemblies including exposed sheet metal ("Class A") components, lower vehicle structural stampings and assemblies, suspension components, modules and systems. The Company believes it is the largest independent global supplier of structural components and assemblies to the automotive market (based on net revenues).

     The Company has over 60 manufacturing, product development, and administrative facilities located in the United States, Canada, Mexico, Brazil, India, Germany, Belgium, Poland, Slovakia, Italy, France, Spain, Japan, China and Korea. The Company continues to broaden its geographic coverage and strengthen its ability to supply products on a global basis as a result of its acquisition strategy, targeted organic growth and disciplined manufacturing efficiency and productivity initiatives.

     Since its inception in April 1993, when the Company was formed to acquire
R. J. Tower Corporation, the Company's revenues have grown rapidly through internal growth and acquisitions. Since 1993, the Company has successfully completed 14 acquisitions and established six joint ventures in China, Mexico, Korea, Japan and the United States. As a result of these acquisitions and internal growth, the Company's revenues have increased from approximately $86 million in 1993 to approximately $2.8 billion in 2002. The Company's North American average content per vehicle has increased from $6.23 in 1993 to $124.61 in 2002.

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

     Approximately 75 percent of the Company's 2002 revenues were generated from sales in North America. The Company supplies products for many of the most popular car, light truck and sport utility models, including the Honda Accord and Civic, Toyota Camry, Ford Taurus, Focus, Explorer, Ranger and F-Series pickups, Chevrolet Silverado and GMC Sierra pickups, and Dodge Ram pickup. Approximately 12 percent of the Company's 2002 revenues were generated from sales in Europe and 12 percent in Asia. The remaining 1 percent of revenue was generated from sales in South America.

     The Company's acquisition and joint venture activity is summarized below:

     Presskam. In November 2000, the Company completed the acquisition of Strojarne Malacky, a.s. ("Presskam"), a manufacturer of upper body structural assemblies for Volkswagen, Porsche and Skoda, located near Bratislava, Slovakia. The Company paid total consideration of approximately $10 million for Presskam and has used the investment to further support Volkswagen's Bratislava assembly operation.

     Yorozu. In September 2000, the Company acquired a 17 percent equity interest in Yorozu Corporation ("Yorozu"), a supplier of suspension modules and structural parts to the Asian and North American automotive markets, from Nissan Motor Co. Ltd. ("Nissan"). Yorozu is based in Japan and is publicly traded on the first tier of the Tokyo Stock Exchange. Its principal customers include Nissan, Auto Alliance, GM, Ford, and Honda. The Company will pay Nissan approximately $38 million over two and one half years for the 17 percent interest. In conjunction with the original investment, the Company had an option to increase its holdings in Yorozu to 30.8 percent through the purchase of additional Yorozu shares. In February 2001, the Company exercised the right to purchase the additional equity interest and will pay Nissan approximately $30 million over two and one half years for the additional 13.8 percent interest. The remaining obligation to Nissan, as of December 31, 2002, was $18.3 million, is recorded as indebtedness on the Company's balance sheet and will be paid in full in the first quarter of 2003, pursuant to the joint venture agreement.

     Caterina. In July 2000, the Company acquired the remaining 60 percent equity interest in Metalurgica Caterina S.A. ("Caterina") for approximately $42 million. The initial 40 percent interest was acquired in March 1998 for approximately $48 million. Caterina is a supplier of structural stampings and assemblies to the Brazilian automotive market. This investment provided the Company with a substantial manufacturing presence and added Volkswagen and Mercedes-Benz as new customers in Brazil.

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

     Dr. Meleghy. In January 2000, the Company acquired all of the outstanding shares of Dr. Meleghy GmbH & Co. KG Werkzeugbau und Presswerk, Bergisch Gladbach ("Dr. Meleghy") for approximately $86 million. Dr. Meleghy designs and produces structural stampings, exposed surface panels and modules for the European automotive industry. Dr. Meleghy also designs and manufactures tools and dies for use in its production and for the external market. Dr. Meleghy operates three facilities in Germany and one facility in Poland. Dr. Meleghy's principal customers include DaimlerChrysler, Audi, Volkswagen, Ford, Opel and BMW. Products offered by Dr. Meleghy include body side panels, floor pan assemblies, and miscellaneous structural stampings. Under the original purchase agreement, the Company has paid an additional $29.6 million for this acquisition based on Dr. Meleghy achieving certain operating targets in 2000.

     Seojin. In October 1999, the Company invested $21 million for new shares representing a 49 percent equity interest in Seojin Industrial Company Limited ("Seojin"). Seojin is a supplier of frames, modules and structural components to the Korean automotive industry. In addition, the Company advanced $19 million to Seojin in exchange for variable rate convertible bonds (the "Bonds") due October 30, 2009. The Bonds were unsecured and ranked equally with all other present and future obligations of Seojin. Interest on the Bonds became payable annually beginning October 30, 2000 and each October 30 thereafter until maturity. Under the joint venture investment agreement, the Company had the right to convert the Bonds into common stock of Seojin any time on or after October 30, 2000. The conversion rate was based upon a predetermined formula that increases the Company's equity interest to approximately 66 percent. On October 31, 2000, the Company exercised its right to convert the bonds into 17 percent of the common stock of Seojin. Based upon the formula for conversion of the Seojin variable rate bonds, the Company paid $1.2 million for the additional equity interest.

     Active. In July 1999, the Company acquired all of the outstanding stock of Active Tool Corporation and Active Products Corporation (collectively, "Active") for total approximate consideration of $315 million. Active, which included five facilities, designs and produces a variety of large unexposed structural stampings, exposed surface panels, and modules to the North American automotive industry. Active's main customers include DaimlerChrysler, Ford, GM, and Saturn. Products offered by Active include body sides, pick-up box sides, fenders, floor pan assemblies, door panels, pillars, and heat shields. The acquisition of Active enhanced the Company's ability to manufacture large and complex structures, as well as exposed surface panels.

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

     APC. In April 1997, the Company acquired Automotive Products Company ("APC") from A.O. Smith Corporation ("A.O. Smith") for approximately $700 million in cash. APC is a leading designer and producer of structural and suspension components for the automotive, light truck and heavy truck markets. The Company believes that the acquisition of APC provided it with several strategic benefits, including: (i) expanded product offerings and modular product opportunities; (ii) increased customer penetration within each of the three major North American OEMs and within certain foreign OEMs with manufacturing operations in North America; (iii) increased penetration in the light truck segment and other key models; (iv) complementary new technology; (v) opportunities to reduce costs and improve operational efficiency; and (vi) an expanded presence in China, Japan and South America, which complemented the Company's European initiatives to provide expanded global production capabilities for both North American and foreign OEMs.

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

     Trylon. In January 1996, the Company acquired Trylon Corporation ("Trylon") from MascoTech for approximately $25 million in cash. The acquisition of Trylon: (i) broadened the Company's product offerings to include small, precision metal stampings and assemblies, which were previously outsourced to third parties; (ii) established a relationship between the Company and GM; and
(iii) increased content on Ford models, primarily the Villager.

     J.L. French. In October 1999, the Company loaned $30 million to J.L. French Automotive Castings, Inc., ("J.L. French") in exchange for a convertible subordinated promissory note due October 14, 2009 that bears interest at 7.5 percent annually. The Company had the option to convert any portion of the outstanding principal of the note into Class A Common Stock of J.L. French at a preset agreed upon conversion price. In November 2000, the Company exercised its option to convert the note into 7,124 shares of Class A "1" Common Stock of J.L. French, which has a 7.5 percent pay-in-kind dividend right. Additionally, in November 2000, the Company invested $2.9 million in J.L. French through the purchase of Class P Common Stock, which has an 8 percent pay-in-kind dividend right. In May 2000, the Company invested $11.0 million in J.L. French through the purchase of Class A Common Stock. During the fourth quarter of 2001, the Company evaluated its investment in J.L. French and determined it was impaired and therefore recorded a charge of $46.3 million to write off the entire investment in J.L. French. At December 31, 2001, the Company had an ownership interest of approximately 16 percent in J.L. French. J.L. French's capital structure was reorganized in December 2002. The Company elected not to participate in a new class of stock that now controls J.L. French and as a result, the Company effectively no longer has a substantive ownership interest in J.L. French.

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

  BUSINESS STRATEGY

     The Company's strategy is to capitalize upon its position as the largest independent global supplier of automotive structural components and assemblies in order to take advantage of the opportunities arising from the consolidation, globalization and sourcing trends in the automotive industry. The ultimate goal of this strategy is to maximize return on invested capital and create long-term value for shareholders. Key elements of the Company's operating and growth strategies are outlined below:

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

     Further Enhance Global Presence. The Company offers manufacturing and support services to its customers on a global basis through a combination of international wholly-owned subsidiaries and by entering into joint ventures and partnerships with foreign suppliers. Outside of North America, the Company has technical/customer service centers in Yokohama, Japan; Turin, Italy; Hyderabad, India; Bergisch-Gladbach, Germany; Seoul, Korea; Changchun, China and Sao Paulo, Brazil. The Company believes that these global, technical, and manufacturing capabilities have led to the award of several major new programs to the Company.

     Offer Technical Design, Engineering and Program Management
Capabilities. The Company continues to build its competitive advantage through investment in product development, advanced engineering and program management. As a result of this investment, and of consolidation among suppliers of automotive structural components and assemblies, the Company believes that it is one of only a select group of suppliers able to provide automotive OEMs with full-service technical design, engineering and program management capabilities with respect to the entire body structure of a vehicle on a global basis. The Company works with OEMs throughout the product development process from concept vehicle and prototype development through the design and implementation of manufacturing processes to provide full-service capabilities to its customers. In some cases, the Company places design engineers at customer facilities to coordinate its product design efforts with those of its OEM customers.

     Maintain Participative and Incentive-Based Culture. The Company's approach to managing its manufacturing facilities encourages decision making and colleague participation in areas such as manufacturing processes and customer service. To increase colleague productivity, the Company utilizes incentive programs for all salaried and hourly colleagues that provide incentives for colleagues who take advantage of continuous improvement programs and who provide cost savings ideas.

  Growth Strategy:

     The Company's growth strategy comprises two fundamental elements: increased organic growth and the pursuit of strategic acquisitions, alliances and partnerships.

     Increase Organic Growth. The Company actively pursues increased organic growth from both new and replacement vehicle programs. Specifically, it is the Company's belief that the following competitive strengths have played, and will continue to play, an important role in achieving its organic growth objectives:

     - Strong customer relationships with key domestic and foreign automotive OEMs;

     - Scale position as the largest independent supplier of automotive structural components and assemblies;

     - Global engineering and manufacturing presence.

     As a result of these competitive strengths, and the efforts to increase organic growth, the Company was awarded programs during the past two years that, based on independent estimates of expected program volumes and current expectations of program pricing, represent more than $1.4 billion in revenues. These programs are scheduled to launch over the next three years and be in full production by the end of 2005. These programs will help to further the diversification of the Company's customer base. The proportion of revenues from Ford and DaimlerChrysler, the Company's two largest customers, has decreased from 68 percent in 2000 to 60 percent in 2001 and 2002. Of the $1.4 billion in revenues represented by the new program awards described above, 42 percent is expected to be derived from Ford/Volvo and DaimlerChrysler, 18 percent from Nissan, and the remaining 40 percent from other customers including Honda, Toyota, GM, VW Group, Hyundai/Kia, Fiat, and BMW.

     Pursue Strategic Acquisitions, Alliances and Partnerships. Strategic acquisitions, alliances and partnerships have contributed significantly to the Company's growth. The Company continues to believe that consolidation in the automotive supply industry will provide further attractive opportunities to either acquire, or purchase a majority or minority ownership interest in companies that complement its existing business. The Company seeks to make acquisitions that:

     - Provide a targeted return on invested capital;

     - Add new customers;

     - Broaden the Company's geographic coverage;

     - Facilitate outsourcing opportunities from the in-house operations of new and existing customers; and

     - Provide additional product, manufacturing and technical capabilities.

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

  INDUSTRY TRENDS

     The Company's performance and growth is directly related to certain trends within the automotive market, including the consolidation of the component supply industry. It is also directly related to automotive production, which is cyclical and depends on general economic conditions and consumer confidence.

     Continuation of Supplier Consolidation. In order to lower costs and improve quality, OEMs have continued to reduce their supply base by awarding sole-source contracts to suppliers who are able to supply larger segments of a vehicle. OEMs' criteria for supplier selection include not only cost, quality and responsiveness, but also design, engineering and program management capabilities. As a result, over the past decade, the automotive supply industry has been undergoing significant consolidation. Furthermore, in 2001 and in 2002, a number of suppliers experienced financial difficulties, which may result in further consolidation activity as the operations of these suppliers are acquired and rationalized by larger, more capable suppliers. This environment provides an opportunity to grow both organically, by obtaining business previously provided by these struggling suppliers, and through acquisition, by acquiring suppliers that further enhance product, manufacturing and service capabilities. OEMs rigorously evaluate suppliers on the basis of product quality, cost control, reliability of delivery, product design capability, financial strength, new technology implementation, quality and condition of facilities and overall management. Suppliers that obtain superior ratings are considered for sourcing new business. Although these new OEM policies have already resulted in significant consolidation of component suppliers in certain segments in North America, the Company believes that consolidation within the structural and suspension component segments of the automotive industry outside of North America will continue to provide attractive opportunities to acquire or partner with companies that complement its existing business.

     Growth in Emerging Markets. Countries and regions such as China, Korea, Thailand, India, Mexico and Eastern Europe are expected to experience significant growth in vehicle demand over the next ten years. OEMs are positioning themselves to reach these emerging markets in a cost-effective manner. In order to best meet these OEM requirements, the Company has over 24 manufacturing facilities outside the

U.S., including locations in Canada, Brazil, Germany, Italy, Belgium, Poland, Slovakia, Mexico, Korea, and China. In addition, the Company's alliance/partnership relationships provide access to new geographic markets and customers. A recent trend is the consolidation of platforms across OEMs through joint development efforts. GM and Fiat have combined platforms across the two companies. DaimlerChrysler with Mitsubishi, Ford with Mazda, and Renault with Nissan have combined platforms as well. OEMs have created common component sets across platforms in areas such as powertrain, axles, suspensions, and other areas, thereby reducing the degree of product differentiation.

     System/Modular Sourcing. OEMs are increasingly seeking suppliers capable of providing complete systems or modules. A system is a group of components, which may be dispersed throughout the vehicle, yet operate together to provide a specific engineering function. Modules, on the other hand, consist of sub-assemblies at a specific location in the vehicle, incorporating components from various functional systems, which are assembled and shipped to the OEM ready for installation in a vehicle as a unit. By outsourcing complete systems or modules, OEMs are able to reduce their costs associated with the design and integration of different components and improve quality by enabling their suppliers to assemble and test major portions of the vehicle prior to production. The Company has capitalized on the system/modular sourcing trend among OEMs by offering customers higher value-added supply capabilities through a focus on the production of assemblies consisting of multiple component parts that are welded or otherwise fastened together by the Company.

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

  PRODUCTS

     The Company produces a broad range of structural components and assemblies, many of which are critical to the structural integrity of a vehicle. The Company's products generally can be classified into the following categories: body structures and assemblies; lower vehicle structures; suspension and powertrain modules; and suspension components. A brief summary of each of the Company's principal product categories follows:

                          PRODUCT CATEGORY/DESCRIPTION

  BODY STRUCTURES AND ASSEMBLIES:

     Products that form the basic upper body structure of the vehicle and include large metal stampings such as body pillars, roof rails, side sills, parcel shelves and intrusion beams. This category also includes Class A surfaces and assemblies. Class A surfaces include exposed sheet metal components such as body sides, pick-up box sides, door panels and fenders.

  LOWER VEHICLE STRUCTURES:

     Products that form the basic lower body structure of the vehicle and include heavy gauge metal stampings from both traditional and hydroforming methods, such as pickup truck and SUV full frames, automotive engine and rear suspension cradles, floor pan components and cross members. Critical to the strength and safety of vehicles, these products carry the load of the vehicle and provide crash integrity.

  SUSPENSION AND POWERTRAIN MODULES:

     Products include axle assemblies, which consist of stamped metal trailing axles, assembled brake shoes, hoses and tie rods, and front and rear structural suspension modules/systems. These modules/systems consist of control arms, suspension links, value-added assemblies and powertrain modules.

  SUSPENSION COMPONENTS:

     Products include stamped, formed and welded products, such as control arms, suspension links, track bars, spring and shock towers, and trailing axles. These suspension components are critical to the ride, handling and noise characteristics of a vehicle.

  OTHER:

     The Company manufactures a variety of other products, including heat shields and other precision stampings, for its OEM customers.

     The following table summarizes the approximate composition by product category of the Company's global revenues for the last two fiscal years:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              ------------
PRODUCT CATEGORY                                              2002    2001
----------------                                              ----    ----
Lower vehicle structures....................................   40%     36%
Body structures and assemblies (including Class A
  surfaces).................................................   38      39
Suspension and powertrain modules...........................   11      15
Suspension components.......................................    8       8
Other.......................................................    3       2
                                                              ---     ---
     Total..................................................  100%    100%
                                                              ===     ===

  CUSTOMERS AND MARKETING

     The North American automotive manufacturing market is dominated by GM, Ford and DaimlerChrysler, with the Japanese and European OEMs representing approximately 23 percent of production in this market in 2002 and 2001. The Company currently supplies its products primarily to Ford, DaimlerChrysler, GM, Honda, Toyota, and Nissan in North America. As a result of past growth strategies, the Company has further expanded its global presence and has increased penetration into certain existing customers and added new customers such as Fiat, BMW, Volkswagen Group, Nissan, and Hyundai/Kia.

     OEMs typically award contracts that cover parts to be supplied for a particular vehicle model or platform. Such contracts range from one year to over the life of the model, which is generally three to ten years and do not require the purchase of any minimum number of parts by the OEM. The Company also competes for new business to supply parts for successor models and, therefore, is subject to the risk that the OEM will not select the Company to produce parts on a successor model. The Company supplies parts for a broad cross-section of both new and mature models, thereby reducing its reliance on any particular model.

     Following is a summary of the global composition of significant customers for the last two fiscal years:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              ------------
CUSTOMER                                                      2002    2001
--------                                                      ----    ----
Ford........................................................   38%     35%
DaimlerChrysler.............................................   22      25
General Motors..............................................    8       4
Hyundai/Kia.................................................    7      12
Volkswagen Group............................................    5       4
Fiat........................................................    4       4
Toyota......................................................    3       2
Honda.......................................................    2       3
BMW.........................................................    1      --
Nissan......................................................    1       1
Other.......................................................    9      10
                                                              ---     ---
     Total..................................................  100%    100%
                                                              ===     ===

     Below is a summary of the Company's sales by geographic region for the last two fiscal years:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
GEOGRAPHIC CATEGORY                                           2002     2001
-------------------                                           -----    ----
U.S. and Canada.............................................    75%     72%
Asia........................................................    12      15
Europe......................................................    12      11
Mexico and South America....................................     1       2
                                                               ---     ---
     Total..................................................   100%    100%
                                                               ===     ===

     The following table presents an overview of the major models for which the Company supplies products:

VEHICLE MANUFACTURER                        CAR MODELS                        TRUCK MODELS
--------------------                        ----------                        ------------
Ford...........................  Taurus/Sable, Mustang, Focus,      Explorer/Mountaineer, Aviator,
                                 Escort, Crown Victoria/Grand       Explorer Sport Trac, Explorer
                                 Marquis, Cougar, Continental,      Sport, Econoline, Villager,
                                 Lincoln LS, Towncar, Thunderbird   Windstar, Escape, Expedition,
                                                                    Navigator, Excursion, Ranger,
                                                                    F-Series LD & HD, Blackwood,
                                                                    Transit, Medium Duty Trucks
DaimlerChrysler................  Concorde/Intrepid/300M, Neon,      Ram Pick-up, Ram Van, Dakota,
                                 Stratus/Sebring, Sebring           Durango, Voyager/Caravan/ Town &
                                 Convertible, Smart                 Country, Jeep Wrangler, Jeep
                                                                    Liberty, Grand Cherokee, PT
                                                                    Cruiser
Mercedes.......................  A-Class, C-Class, E-Class, SLK,    Atego, Actros, Sprinter
                                 CLK
General Motors.................  Cadillac CTS                       Silverado/Sierra, Astro/Safari,
                                                                    Blazer, S10-Pickup, Sonoma,
                                                                    Medium Duty Trucks
Saturn.........................  LS/LW                              Saturn VUE

VEHICLE MANUFACTURER                        CAR MODELS                        TRUCK MODELS
--------------------                        ----------                        ------------
Opel...........................  Omega, Astra, Agila, Corsa,
                                 Vectra, Zafira, Meriva
Honda..........................  Accord, Civic/Acura EL, Acura      Odyssey, Passport, Acura MDX,
                                 TL/CL                              Element
Mazda..........................  Mazda 626, Atenza                  Tribute, B-Series Pickup
Toyota.........................  Avalon, Camry, Solara, Corolla,    Sienna, Tacoma, Tundra, Sequoia,
                                 Vios, Xiali                        Matrix, Vibe
Renault........................  Clio, Twingo
Nissan.........................  Sentra, Micra                      Quest, Xterra, Frontier
Isuzu..........................                                     Rodeo, Amigo, Axiom
VW.............................  Passat, Golf/Bora, GOL, Polo,      Touareg, Transporter/Microbus
                                 Kombi, Santana
Audi...........................  A3, A4, A6, Cabrio
Skoda..........................  Felicia/Fabia, Octavia
BMW............................  3 Series, 5 Series                 X5
Fiat...........................  Marea, Punto, Bravo/Brava,         Ducato
                                 Palio, Panda, Stilo, Multipla,
                                 Uno
Alfa Romeo.....................  147, 156, 166, GTV, Spider
Lancia.........................  Lybra, Thesis, Y
Porsche........................                                     Cayenne
Land Rover.....................                                     Range Rover
Jaguar.........................  XJ, S-Type
Suzuki.........................  Wagon R
Hyundai........................  Eqquus                             Teracan, Galloper, Starex,
                                                                    Libero, Grace, SantaFe
Kia............................  Spectra, Rio, Optima,              Sportage, Carens, Retona,
                                 Enterprise, Potentia               Pregio, Carnival, Frontier,
                                                                    Sorento

     Most of the parts the Company produces have a lead time of two to five years from product development to production. See "Design and Engineering Support." The selling prices of these products are generally negotiated between the Company and its customers.

     Sales of the Company's products to OEMs are made directly by the sales and engineering teams, located at its technical/customer service centers in Novi, Michigan; Rochester Hills, Michigan; Yokohama, Japan; Turin, Italy; Bergisch-Gladbach, Germany; Sao Paolo, Brazil; Seoul, Korea; Changchun, China and Hyderabad, India. Through its technical centers, the Company services its OEM customers and manages its continuing programs of product design improvement and development. The Company periodically places engineering staff at various customer facilities to facilitate the development of new programs.

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

  DESIGN AND ENGINEERING SUPPORT

     The Company strives to maintain a technological advantage through targeted investment in product development and advanced engineering capabilities. The Company's manufacturing engineering capabilities enable it to design and build high-quality and efficient manufacturing systems, processes and equipment and improve its production processes and equipment continuously. The Company's manufacturing engineers are located at each of its manufacturing facilities. The Company's engineering staff's responsibilities range from research and development, advanced product development, product design, testing and initial prototype development, to the design and implementation of manufacturing processes.

     Because structural parts must be designed at an early stage in the development of new vehicles or model revisions, the Company is given the opportunity to utilize its product and process engineering resources early in the vehicle planning process. Advanced development engineering resources create original engineering designs, computer-aided designs, feasibility studies, working prototypes and testing programs to meet customer specifications. The Company's Hyderabad, India technical center allows for 24 hour engineering globally, thereby optimizing product design and analysis capabilities, leading to reduced development costs.

  MANUFACTURING

     The Company's manufacturing operations consist primarily of stamping and welding operations, system and modular assembly operations, roll-forming operations, hydroforming operations, associated coating and other ancillary operations.

     Stamping involves passing metal through dies in a stamping press to form the metal into three-dimensional parts. The Company produces stamped parts using precision single-stage, progressive and transfer presses, ranging in size from 150 to 4,000 tons, which perform multiple functions to convert raw material into a finished product. The Company continually invests in its press technology to increase flexibility, improve safety and minimize die changeover time.

     Stampings that are to be used in assemblies are fed into cell-oriented assembly operations that produce complex, value-added assemblies through the combination of multiple parts that are welded or fastened together. The Company's assembly operations are performed on either dedicated, high-volume welding/fastening machines or on flexible-cell oriented robotic lines for units with lower volume production runs. The assembly machines attach additional parts, fixtures or stampings to the original metal stampings. In addition to standard production capabilities, the Company's assembly machines are also able to perform various statistical control functions and identify improper welds and attachments. The Company works continuously with manufacturers of fixed/robotic welding systems to develop faster, more flexible machinery. Several of the Company's welding systems were designed by the Company.

     The products manufactured by the Company use various grades and thicknesses of steel and aluminum, including high strength hot and cold rolled, galvanized, organically coated, stainless and aluminized steel. The Company also produces exposed sheet metal components, such as exterior body panels. See "Suppliers and Raw Materials."

     OEMs have established quality rating systems involving rigorous inspections of suppliers' facilities and operations. OEMs' factory rating programs provide a quantitative measure of a company's success in improving the quality of its operations. The Company has received quality awards from Ford (Q1) and DaimlerChrysler (Pentastar). The automotive industry has adopted a quality rating system known as QS-9000. All of the Company's existing operating facilities in North America and around the world have received QS-9000 certification in compliance with the automotive industry requirements.

  COMPETITION

     The Company operates in a highly competitive, fragmented market segment of the automotive supply industry, with a limited number of competitors generating revenues in excess of $200 million. The number of the Company's competitors has decreased in recent years and is expected to continue to decrease due to supplier consolidation. The Company's major competitors include Thyssen-Budd, a subsidiary of Thyssen-Krupp AG; Magna International, Inc. ("Magna"); Dana Corporation; Benteler Automotive; and divisions of OEMs with internal stamping and assembly operations, all of which have substantial financial resources. The Company competes with other competitors in various segments of its product lines and in various geographic markets. The Company views Magna as its strongest competitor across most of the Company's product lines; however, the Company believes that no single competitor can provide the same range of products and capabilities as the Company across as broad of a geographic range.

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

  SUPPLIERS AND RAW MATERIALS

     The primary raw material used to produce the majority of the Company's products is steel. The Company purchases hot and cold rolled, galvanized, organically coated, stainless and aluminized steel from a variety of suppliers. The Company employs just-in-time manufacturing and sourcing systems enabling it to meet customer requirements for faster deliveries while minimizing its need to carry significant inventory levels. The Company has not experienced any significant shortages of raw materials and normally does not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules. Raw material costs represented approximately 58 percent and 56 percent of the Company's revenues in 2002 and 2001, respectively.

     Ford, Honda and DaimlerChrysler currently purchase all of the steel used by the Company for their models directly from steel producers. As a result, the Company has minimal exposure to changes in steel prices for parts supplied to Ford, Honda and DaimlerChrysler, which collectively represented 62 percent and 63 percent of the Company's revenues in 2002 and 2001, respectively.

     The Company expects that the content level of metal in cars and light trucks will remain constant or increase slightly due to the trend toward increased vehicle size and a greater emphasis on metal recycling. Although the search for improved fuel economy and weight reduction has resulted in attempts to reduce the sheet metal content of light vehicles, an efficient, cost-effective substitute for steel used in the Company's structural products has not been found. While various polymers have been used recently for fenders, hoods and decks, such products do not have the inherent strength or structural integrity on a cost-effective basis to be used for structural components. The Company is involved in ongoing evaluations of the potential to use aluminum and specialty steel in its products.

     Other raw materials purchased by the Company include dies, fasteners, tubing, springs, rivets and rubber products, all of which are available from numerous sources.

  COLLEAGUES

     As of December 31, 2002, the Company had over 12,000 colleagues worldwide, of whom approximately 4,800 are covered under collective bargaining agreements. These collective bargaining agreements expire between 2003 and 2007. The Company believes that its future success will depend in part on its ability to continue to recruit, retain and motivate qualified personnel at all levels of the Company. The Company has instituted a large number of colleague incentive programs to increase colleague morale and expand the colleagues' participation in the Company's business. Since its inception in 1993, the Company has not experienced any significant work stoppages and considers its relations with its colleagues to be good.

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

                                        SQUARE      TYPE OF
LOCATION                                FOOTAGE    INTEREST           DESCRIPTION OF USE
--------                               ---------   ---------   --------------------------------
Milwaukee, Wisconsin.................  3,118,000     Owned     Manufacturing
Elkton, Michigan.....................  1,100,000     Owned     Manufacturing
Caserta, Italy (2 locations).........    751,000     Owned     Manufacturing
Milan, Tennessee.....................    531,000    Leased     Manufacturing
Turin, Italy (4 locations)...........    512,000     Mixed     Manufacturing/Office
Granite City, Illinois...............    458,000    Leased     Manufacturing
Malacky, Slovakia....................    453,600     Owned     Manufacturing
Zwickau, Germany.....................    409,000     Owned     Manufacturing
Clinton Township, Michigan...........    385,000    Leased     Manufacturing
Gent, Belgium........................    376,000     Owned     Manufacturing
Sebewaing, Michigan..................    366,000     Owned     Manufacturing
Toronto, Ontario.....................    329,400     Owned     Manufacturing/Office
Bardstown, Kentucky..................    300,000     Owned     Manufacturing
Plymouth, Michigan...................    294,000    Leased     Manufacturing
Corydon, Indiana.....................    290,000    Leased     Manufacturing
Lansing, Michigan....................    250,000    Leased     Manufacturing
Hwasung kun, Korea...................    219,000   Owned (2)   Manufacturing
Madison, Mississippi.................    200,000    Leased     Manufacturing
Kunpo City, Korea....................    200,000   Owned (2)   Manufacturing
Sao Paolo, Brazil....................    193,000     Owned     Manufacturing/Office
Changchun, China.....................    179,200   Leased (1)  Manufacturing
Bluffton, Ohio.......................    172,000    Leased     Manufacturing
Traverse City, Michigan..............    170,000     Owned     Manufacturing
Greenville, Michigan.................    156,000     Owned     Manufacturing/Office
Auburn, Indiana......................    132,000    Leased     Manufacturing/Office
Kendallville, Indiana................    131,000    Leased     Manufacturing
Bellevue, Ohio.......................    126,000     Owned     Manufacturing
Bergisch-Gladbach, Germany...........    102,000     Owned     Manufacturing/Engineering/Office
Shiheung City, Korea.................     93,000   Owned (2)   Manufacturing
Rochester Hills, Michigan............     89,000    Leased     Office/Engineering/Design
Novi, Michigan.......................     86,000    Leased     Engineering/Design/Sales
Chemnitz, Germany....................     76,000    Leased     Manufacturing
Barrie, Ontario......................     72,000    Leased     Manufacturing
Belcamp, Maryland....................     70,000     Owned     Manufacturing
Kwangju City, Korea..................     64,000   Owned (2)   Manufacturing
Minas Gerais, Brazil.................     59,000     Owned     Manufacturing
Upper Sandusky, Ohio.................     56,000    Leased     Manufacturing

                                        SQUARE      TYPE OF
LOCATION                                FOOTAGE    INTEREST           DESCRIPTION OF USE
--------                               ---------   ---------   --------------------------------
Ansan City, Korea....................     56,000   Owned (2)   Manufacturing
Buchholz, Germany....................     54,000     Owned     Manufacturing
Opole, Poland........................     54,000     Owned     Manufacturing
Youngchun City, Korea................     50,000   Owned (2)   Manufacturing
Bowling Green, Kentucky..............     46,000     Owned     Manufacturing
Fenton, Missouri.....................     41,000    Leased     Warehouse
Ulsan City, Korea....................     29,000   Owned (2)   Manufacturing
Grand Rapids, Michigan (2
  locations).........................     26,000    Leased     Corporate Headquarters
Tokod, Hungary.......................     22,000     Owned     Manufacturing
Hyderabad, India.....................      2,800    Leased     Engineering/Design
Yokohama, Japan......................      1,000    Leased     Sales

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

     The Company's principal executive offices are located at 5211 Cascade Road SE, Suite 300, Grand Rapids, Michigan 49546, and its telephone number is (616) 802-1600. The Company makes available, free of charge through its internet website (www.towerautomotive.com) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed with the Securities Exchange Commission ("SEC"), as soon as reasonably practicable after they are filed or furnished to the SEC.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not currently involved in any material lawsuits. The Company believes it maintains adequate insurance, including product liability coverage. The Company historically has not been required to pay any material liability claims.

  ENVIRONMENTAL MATTERS

     The Company is subject to foreign, federal, state and local laws and regulations governing the protection of the environment and occupational health and safety, including laws regulating the generation, storage, handling, use and transportation of hazardous materials and laws regulating the health and safety of its colleagues. The Company is also required to obtain permits from governmental authorities for certain operations. The Company has taken steps to assist in the compliance with the numerous and sometimes complex regulations, such as holding environmental and safety training for representatives from its domestic facilities. The Company is also in the process of achieving ISO 14001 registration for its facilities. The Company conducts third party or internal audits for environmental, health, and safety compliance and uses outside expertise to assist in the filing of permits and reports when required. The Company does not expect that its capital expenditures for environmental controls will be material for the current or succeeding fiscal year.

     With respect to laws imposing liability for the cleanup of contaminated property to which the Company may have sent wastes for disposal, the Company is not currently aware of any significant exposure. The Company is currently in the process of investigating contamination at its Elkton, Michigan facility, and at a nearby waste disposal site that was allegedly used for the disposal of wastes from the Elkton facility in the 1970s. These investigations are being conducted under the oversight of the Michigan Department of Environmental Quality ("MDEQ"). Because the MDEQ has not yet approved a Remedial Action Plan for these sites, the cost to remediate the sites can only be estimated, however it is not expected to exceed the $6.4 million in an escrow established as part of a prior acquisition to indemnify the Company for the cleanup of these sites.

     The Company acquired Algoods, Inc. in 2000, with a facility in Toronto, Ontario. Prior operations had resulted in contamination at the facility. In 2000, the Company had preliminarily estimated that the present value of its costs to address these issues at $3.5 million. Alcan Aluminum, Ltd., a former owner of the property, is in the process of investigating and remediating this contamination. After 2008, the Company has agreed to be responsible for continued operation of the remediation system for the on-site contamination. Alcan has agreed to maintain responsibility for off-site contamination.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of Stockholders during the fourth quarter of 2002.

ADDITIONAL ITEM -- EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to the Company's executive officers as of December 31, 2002:

NAME                                        AGE                         POSITION
----                                        ---                         --------
Dugald K. Campbell........................  56    President, Chief Executive Officer and Director
James W. Arnold...........................  50    Vice President
Anthony A. Barone.........................  53    Vice President and Assistant Secretary
Richard S. Burgess........................  48    Vice President
Kathy J. Johnston.........................  45    Vice President
Vincent Pairet............................  39    Vice President
Tommy G. Pitser...........................  55    Vice President
Ernest T. Thomas..........................  48    Chief Financial Officer and Treasurer
Jeffrey W. Wilson.........................  42    Vice President
Antonio R. Zarate.........................  58    Vice President

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

     JAMES W. ARNOLD has served as Vice President of the Company since May 2000, with current responsibility for the Company's North American strategy. Mr. Arnold joined the Company in 1998 and previously had responsibility for the Company's Asian strategy. From 1977 to 1998, Mr. Arnold held a variety of manufacturing, sales, marketing and Asian general management positions at AlliedSignal.

     ANTHONY A. BARONE has served as Vice President of the Company since May 1995, with primary responsibility for business planning and development of the Company. From May 1995 to October 2002, Mr. Barone was also the Chief Financial Officer of the Company. From 1984 to 1995, Mr. Barone served as Chief Financial Officer of O'Sullivan Corporation, a manufacturer of interior trim components for the automotive industry.

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

     VINCENT PAIRET has served as Vice President of the Company since September 2002 with responsibility for the Company's Asian strategy. From 2000 to 2002, Mr. Pairet was based in Tokyo, Japan, as President of INERGY Automotive Systems, a joint venture between Solvay and Plastic-Omnium. From 1998 to 2000, Mr. Pairet was President of Solvay Automotive Asia and from 1987 to 1998, Mr. Pairet held various general management, marketing, and business development positions within the Solvay Group in Belgium and the United States.

     TOMMY G. PITSER has served as Vice President of the Company since 1996, with current responsibility for the Company's European strategy. Mr. Pitser previously had responsibility for the Company's South American strategy and its joint venture investment in China and operations in Barrie, Ontario; Plymouth, Michigan; Yokohama, Japan; Romulus, Michigan; Manchester, Michigan and Novi, Michigan, since May 1996. Prior to joining the Company, Mr. Pitser served in various sales and marketing capacities at MSTI. Prior to joining MSTI, Mr. Pitser served as Market Director-Automotive at AE Goetze North America. From 1969 to 1992, Mr. Pitser was an employee of Borg-Warner Corporation, most recently as General Manager-Marine & Industrial Transmissions.

     ERNEST T. THOMAS has served as Chief Financial Officer and Treasurer of the Company since November 2002. From 2000 to 2002, Mr. Thomas served as Chief Financial Officer and from 1998 to 2000, as a Group Vice President, of Modine Manufacturing Co., a manufacturer of heat-transfer components and systems for the automotive, industrial, and agricultural industries. From 1989 to 1997, Mr. Thomas served in the mergers and acquisitions area and various operations roles with Eaton Corp. From 1976 to 1987, Mr. Thomas served on the General Motors financial staff.

     JEFFREY W. WILSON has served as Vice President of the Company since May 2002, with current responsibility for the Company's North American strategy. Mr. Wilson joined the Company in 1998, and has previously held multiple general managerial roles. From 1987 to 1998, Mr. Wilson held various positions in North America as well as Europe in operations, finance and engineering for Lear Corporation, Automotive Industries and O'Sullivan Corporation, all manufacturers of components in the automotive industry.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange under the symbol TWR. As of February 28, 2003, there were approximately 2,725 stockholders of record of the Company's stock. The following table sets forth, for the periods indicated, the low and high closing sale prices for Common Stock as reported on the New York Stock Exchange:

                                                               LOW      HIGH
                                                              ------   ------
2001
  First Quarter.............................................  $ 8.50   $11.65
  Second Quarter............................................    8.70    11.21
  Third Quarter.............................................    7.01    14.71
  Fourth Quarter............................................    5.90     9.65

2002
  First Quarter.............................................  $ 8.19   $14.00
  Second Quarter............................................   10.85    15.21
  Third Quarter.............................................    6.15    13.00
  Fourth Quarter............................................    4.23     7.13

     During the last two years, the Company has not paid any cash dividends. The Company has no current plans to pay any cash dividends in 2003. The Company's ability to pay cash dividends on its Common Stock is dependent on the receipt of dividends or other payments from its operating subsidiaries. The payment of cash dividends to the Company by such operating subsidiaries for the purpose of paying cash dividends on the Common Stock is limited by the terms of the $725 million senior unsecured credit agreement.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data for Tower Automotive presented below for each of the years in the five-year period ended December 31, 2002, is derived from Tower Automotive, Inc.'s Consolidated Financial Statements. Tower Automotive, Inc.'s Consolidated Financial Statements have been audited by Deloitte & Touche LLP, independent public accountants, for and as of the year ended December 31, 2002 and by Arthur Andersen LLP, independent public accountants, for and as of each of the years in the four-year period ended December 31, 2001. The consolidated financial statements as of December 31, 2001 and 2002 and for each of the three years in the period ended December 31, 2002 and the reports of independent public accountants thereon are included elsewhere in this report. The consolidated financial statements as of December 31, 1998, 1999 and 2000 are not included herein. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and Tower Automotive's Consolidated Financial Statements and Notes to Consolidated Financial Statements, included elsewhere in this report.

                                                      YEAR ENDED DECEMBER 31,
                                   --------------------------------------------------------------
                                      2002         2001         2000         1999         1998
                                   ----------   ----------   ----------   ----------   ----------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Revenues.........................  $2,754,464   $2,467,433   $2,531,953   $2,170,003   $1,836,479
Cost of sales....................   2,455,577    2,190,248    2,160,359    1,823,103    1,562,167
Selling, general and
  administrative expenses........     143,822      139,203      137,003      105,950       85,169
Amortization expense.............       4,161       24,804       21,517       15,803       13,472
Restructuring and asset
  impairment charges, net........      61,125      383,739      141,326           --           --
Operating income (loss)..........      89,779     (270,561)      71,748      225,147      175,671
Interest expense, net............      66,909       73,765       64,711       37,981       40,318
Provision (benefit) for income
  taxes..........................       7,636      (73,312)       2,619       74,866       54,143
Income (loss) before
  extraordinary loss and
  cumulative effect of change in
  accounting principle...........      15,180     (267,524)      16,422      117,088       88,040
Net income (loss)................     (97,606)    (267,524)      13,434      117,088       88,040
Basic earnings (loss) per share
  before extraordinary loss and
  cumulative effect of change in
  accounting principle...........  $     0.26   $    (5.87)  $     0.35   $     2.50   $     1.91
Diluted earnings (loss) per share
  before extraordinary loss and
  cumulative effect of change in
  accounting principle...........  $     0.26   $    (5.87)  $     0.34   $     2.10   $     1.68
Basic earnings (loss) per
  share..........................  $    (1.70)  $    (5.87)  $     0.29   $     2.50   $     1.91
Diluted earnings (loss) per
  share..........................  $    (1.70)  $    (5.87)  $     0.28   $     2.10   $     1.68

                                    DEC. 31,    DEC. 31,     DEC. 31,     DEC. 31,     DEC. 31,
                                      2002        2001         2000         1999         1998
                                    ---------   ---------   ----------   ----------   ----------
BALANCE SHEET DATA:
Working capital...................  $(305,466)  $(379,785)  $   78,753   $  126,940   $  106,936
Total assets......................  2,557,885   2,533,436    2,892,747    2,552,550    1,936,167
Long-term debt, including
  convertible subordinated notes
  and capital leases, net.........    764,935     805,688    1,141,900      921,221      542,349
Mandatorily redeemable trust
  convertible preferred
  securities......................    258,750     258,750      258,750      258,750      258,750
Stockholders' investment..........    512,076     447,408      700,095      727,135      606,796

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

     Since its inception in April 1993, when the Company was formed to acquire R.J. Tower Corporation, the Company's revenues have grown rapidly through internal growth and acquisitions. Since 1993, the Company has successfully completed 14 acquisitions and established six joint ventures in China, Mexico, Korea, Japan and the United States. As a result of these acquisitions and internal growth, the Company's revenues have increased from approximately $86 million in 1993 to approximately $2.8 billion in 2002.

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

     The Company's rapid growth through acquisitions coincided with an extended period of increased automotive production that resulted in high levels of utilization of the Company's acquired resources and capacity and contributed to periods of strong operating results. Beginning in late 2000, automotive production declined relative to prior periods, leading the Company to focus its efforts on reducing the capacity of the enterprise and improving the efficiency of its continuing operations. These efforts resulted in three significant restructurings, described in more detail below, that reduced excess capacity, eliminated redundant overhead costs, and reorganized the management structure of the Company's U.S. and Canadian operations. These efforts also involved the divestiture of certain non-core functions, including the sale of the Company's heavy truck business, in December 2000, to its joint venture partner, Metalsa. Prior to these restructurings, the Company did not undertake any significant reductions in the scope of its operations or any capacity rationalizations as a result of or following any of its prior acquisitions.

     The Company's most recent objective during 2001 and 2002 has been to reduce indebtedness by maximizing cash flow. Several cash management initiatives, such as extending its accounts payable terms to coincide with prevailing industry practices and accelerating collections from customers have resulted in significant negative working capital levels for the Company of $305 million and $380 million as of December 31, 2002 and 2001, respectively. As a result of these actions, a sale-leaseback transaction in April 2002 and an equity offering in May 2002, as described in more detail below under "Liquidity and Capital Resources," the Company was able to reduce its indebtedness in 2002 by making net repayments of $159 million. This 2002 debt reduction by the Company is incremental to the significant reduction of indebtedness in 2001 in which net repayments were $335 million.

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

     The Company's recent growth in Europe and Asia and with foreign transplant operations in the U.S. has reduced its reliance on Ford and DaimlerChrysler, increased penetration into certain existing customers and added new customers such as Fiat, BMW, Volkswagen, Nissan, and Hyundai/Kia. The Company expects this trend to continue as a result of its anticipated organic growth outside the U.S. and from recent awards to supply foreign transplant operations in the U.S.

RECENT TRANSACTIONS

     The Company has extended the geographic scope of its manufacturing base through both acquisitions and joint ventures. Below is a summary of the last three years of acquisitions and joint ventures of the Company:

     The Company acquired a 30.8 percent interest (17 percent in September 2000 and 13.8 percent in February 2001) in Yorozu, a supplier of suspension modules and structural parts to the Asian and North American automotive markets. The total purchase price of approximately $68 million is payable over a three-year period beginning in September 2000. The remaining obligation of $18.3 million as of December 31, 2002, is recorded as indebtedness on the Company's balance sheet and will be paid in full in the first quarter of 2003, pursuant to the joint venture agreement. In November 2000, the Company acquired Presskam for approximately $10 million. Located near Bratislava, Slovakia, Presskam manufactures upper body structural assemblies for Volkswagen, Porsche and Skoda. The Company acquired, for approximately $41 million, a 66 percent interest (49 percent in October 1999 and 17 percent in October 2000) in Seojin, a supplier of frames, modules and structural components to the Korean automotive industry.

     The Company acquired, for approximately $90 million, a 100 percent interest (40 percent in March 1998 and 60 percent in July 2000) in Caterina, a supplier of structural stampings and assemblies to the Brazilian automotive market, including Volkswagen and Mercedes-Benz. In May 2000, the Company paid approximately $33 million to acquire all of the outstanding common stock of Algoods, a Canadian manufacturer of aluminum heat shields and impact discs for the North American automotive industry. In March 2000, the Company invested $2.1 million in the formation of a product technology and development joint venture with Defiance Testing & Engineering Services, Inc., a subsidiary of GenTek in order to provide the Company with product testing services and more cost efficient testing capabilities. Finally, in January 2000, the Company acquired German-based Dr. Meleghy for approximately $86 million, plus an earnout payment of $29.6 million. Dr. Meleghy designs and produces structural stampings, assemblies, exposed surface panels and modules for the European automotive industry with its main customers including DaimlerChrysler, VW Group, Ford, Opel, and BMW.

  COMPARISON OF THE YEAR ENDED DECEMBER 31, 2002 TO THE YEAR ENDED DECEMBER 31, 2001

     Revenues. Revenues for the year ended December 31, 2002 were $2,754.5 million, an 11.6 percent increase, compared to $2,467.4 million for the year ended December 31, 2001. The net $287.1 million increase was composed of net volume increases of $351.3 million, primarily in the platforms of Dodge Ram pickup; Cadillac CTS; Ford Thunderbird, Econoline, Expedition, and Explorer; BMW X5; and Toyota Camry and Corolla, partially offset by volume decreases primarily in the Ford Ranger and Dodge Durango platforms. Revenue also increased in the 2002 period due to incremental revenues of $23.3 million associated with the consolidation of Tower Golden Ring, which first occurred in the third quarter of 2001. These increases were offset by a decline in revenues of $87.5 million, which were attributable to the sale of the Iwahri, Korea plant to an affiliate of Hyundai, which occurred during the first quarter of 2002.

     Cost of Sales. Cost of sales as a percent of total revenues for the year ended December 31, 2002 was 89.1 percent compared to 88.8 percent for the year ended December 31, 2001. The Company's gross profit margin declined slightly in the 2002 period compared to the 2001 period. The decline was due primarily to changes in product mix on light truck, sport utility and other models served by the Company in addition to increases in module assembly sales by the Company in the 2002 period, offset by increased production volumes and the lack of significant product launch activity. Gross profit margins in 2002 were also negatively impacted by increased operating lease costs and operational inefficiencies associated with the production of the new generation Ford Explorer frame. The Company also experienced certain adjustments in the 2002 period impacting cost of sales that were not incurred in 2001. The most significant items included favorable adjustments of $9.8 million related to changes in estimate to certain purchase accounting reserves, reflecting certain plant closures, product changes and contract revisions related to the

Company's restructuring actions, offset by additional expenses related to postretirement and other employee fringe benefits of $9.7 million.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $143.8 million, or 5.2 percent of revenues, for the year ended December 31, 2002 compared to $139.2 million, or 5.6 percent of revenues, for the year ended December 31, 2001. The $4.6 million year-over-year increase in expense is due to $2.9 million increased program management costs in the engineering and support activities of the launch of the Company's upcoming new programs related to Volvo, Ford and Nissan and incremental costs of $1.7 million associated with the Company's consolidation of Tower Golden Ring. The Company's selling, general and administrative expenses as a percentage of revenues have declined due to efficient use of management resources to support the Company's growing revenue base.

     Amortization Expense. Amortization expense for the year ended December 31, 2002 was $4.2 million compared to $24.8 million for the year ended December 31, 2001. The decrease was due to the adoption of the requirements of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", and as a result, beginning January 1, 2002, the Company no longer records amortization expense of goodwill. Goodwill amortization for the 2001 period was $21.1 million.

     Interest Expense, net. Interest expense, net of interest income, for the year ended December 31, 2002 was $66.9 million compared to $73.8 million for the year ended December 31, 2001. The $6.9 million reduction in net interest expense is attributable to $13.3 million due to reduced borrowings in 2002 and $6.5 million due to lower interest rates, which was partially offset by decreased capitalized interest on construction projects of $8.6 million and decreased interest income of $4.3 million in 2002.

     Income Taxes. The effective income tax rate was 35.0 percent and 21.3 percent in 2002 and 2001, respectively. The effective income tax rate is not comparable between the years as the Company did not receive tax benefit for the full amount of the loss in 2001 due to the amortization and write-off of nondeductible goodwill and the provision for a valuation allowance associated with loss carryforwards.

     Equity in Earnings of Joint Ventures, net. Equity in earnings of joint ventures, net of tax, was $16.8 million and $17.3 million for the years ended December 31, 2002 and 2001, respectively. These amounts represent the Company's share of the earnings from its joint venture interests in Metalsa, Yorozu, and DTA Development in the 2002 and 2001 periods. In addition, the 2001 period includes the Company's share of earnings from its joint venture interest in Tower Golden Ring prior to its consolidation. The decrease in equity earnings in the 2002 period as compared to the 2001 period was due to the Company's share of joint venture earnings in Metalsa and Yorozu increasing by $4.8 million, offset by a reduction in equity earnings of $5.3 million due to the consolidation of Tower Golden Ring beginning in the third quarter of 2001.

     Minority Interest, net. Minority interest, net of tax, for the years ended December 31, 2002 and 2001 represents dividends, net of income tax benefits, on the 6 3/4% Trust Preferred Securities ("Preferred Securities") and the minority interest held by the 40 percent joint venture partners in Tower Golden Ring. The increase in minority interest expense was due to the full year of consolidation of Tower Golden Ring during 2002 compared to the third and fourth quarter consolidation of Tower Golden Ring during 2001.

     Cumulative Effect of a Change in Accounting Principle, net. The Company adopted SFAS No. 142 relating to the accounting for goodwill and other intangible assets as of January 1, 2002. Application of the nonamortization provisions of SFAS No. 142 resulted in a reduction in goodwill amortization expense of approximately $16 million in fiscal 2002, after reflecting the 2001 goodwill write downs of $196.1 million. Under SFAS No. 142, the Company designated four reporting units: 1) United States/Canada, 2) Europe, 3) Asia and
4) South America/Mexico. During the second quarter of 2002, the Company completed its formal valuation procedures under SFAS No. 142, utilizing a combination of valuation techniques including the discounted cash flow approach and the market multiple approach. As a result of this valuation process as well as the application of the remaining provision of SFAS No. 142, the Company recorded a transitional impairment loss of $112.8 million, representing the write-off of all of the Company's existing goodwill in the reporting units of Asia ($29.7 million) and South America/Mexico ($83.1 million). The write-off was recorded as a cumulative effect of a change in accounting principle in the Company's consolidated statements of operations for the year ended December 31, 2002. There was no tax impact since the Company recorded a $24.2 million tax valuation allowance for the deductible portion of the goodwill written off in the reporting unit of South America/Mexico. The Company determined that it was appropriate to record a valuation allowance against the entire amount of the $24.2 million deferred tax asset recognized in adopting SFAS No. 142, given the uncertainty of realization and the lack of income in the reporting unit. The Asia goodwill was not deductible for tax purposes.

  COMPARISON OF THE YEAR ENDED DECEMBER 31, 2001 TO THE YEAR ENDED DECEMBER 31, 2000

     Revenues. Revenues for the year ended December 31, 2001 were $2,467.4 million, a 2.5 percent decrease, compared to $2,532.0 million for the year ended December 31, 2000. The decrease was comprised of U.S. and Canada volume declines of $263.0 million, primarily in the following platforms: Dodge Dakota, Durango and Ram pickup; Chrysler LH; Ford Econoline, Focus, Explorer, Expedition, Taurus and Ranger; and Lincoln LS. Other declines in revenues of $126.0 million were attributable to a decline in GM light truck program sales and the sale of the heavy truck business in December 2000. These declines were partially offset by $324.4 million in incremental revenues associated with the acquisitions of Algoods (May 2000), Caterina (July 2000), Presskam (November 2000) and Seojin (November 2000), and the consolidation of Tower Golden Ring (July 2001).

     Cost of Sales. Cost of sales as a percent of revenues for the year ended December 31, 2001 was 88.8 percent compared to 85.3 percent for the year ended December 31, 2000. The decline in the gross profit margin was primarily due to decreased production volumes and product mix changes on light truck, sport utility and other models served by the Company in North America and increasing sales with lower margins in Asia and South America. Increased costs associated with the launch of the Ford Explorer, Dodge Ram Truck and Cadillac CTS programs also contributed to the decline in 2001 gross margins as compared to 2000. The Company experienced an unusually high number of launches in 2001. The costs incurred with respect to these launches exceeded planned costs due to both a greater than expected number of engineering changes from the Company's customers as well as unanticipated launch inefficiencies.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $139.2 million, or 5.6 percent of revenues, for the year ended December 31, 2001 compared to $137.0 million, or 5.4 percent of revenues, for the year ended December 31, 2000. This increase was due primarily to incremental costs of $12.4 million associated with the Company's acquisition of Algoods, Caterina, Presskam, and Seojin and the consolidation of Tower Golden Ring, partially offset by $10.2 million in decreased costs due mainly to colleague reductions associated with the consolidation of the Company's engineering and support activities.

     Amortization Expense. Amortization expense for the year ended December 31, 2001 was $24.8 million compared to $21.5 million for the year ended December 31, 2000. The increase was due to incremental goodwill amortization related to the acquisitions of Algoods, Caterina, Presskam and Seojin.

     Interest Expense, net. Interest expense, net of interest income, for the year ended December 31, 2001 was $73.8 million compared to $64.7 million for the year ended December 31, 2000. The increased interest expense resulted from (i) the full year effect in 2001 of increased borrowings to fund the Company's acquisitions of Algoods, Caterina, Presskam and Seojin and the additional equity investment in Yorozu totaling $23.5 million, which was partially offset by (ii) decreased interest rates and decreased spreads associated with the new credit agreement of $12.7 million, and (iii) increased capitalized interest on construction projects of $1.7 million.

     Income Taxes. The effective income tax rate was 21.3 percent and 37.2 percent in 2001 and 2000, respectively. The effective income tax rate is not comparable between the years as the Company did not receive tax benefit for the full amount of the loss in 2001 due to the amortization and write-off of nondeductible goodwill and the provision for a valuation allowance associated with loss carryforwards.

     Equity in Earnings of Joint Ventures, net. Equity in earnings of joint ventures, net of tax, was $17.3 million and $22.5 million for the years ended December 31, 2001 and 2000, respectively. These amounts represent the Company's share of the earnings from its joint venture interests in Metalsa, Tower Golden Ring, Yorozu, and DTA Development, in the 2001 period and Metalsa, Caterina, Tower Golden Ring, and Seojin in the 2000 period. The decrease in 2001 was due primarily to the consolidation of Tower Golden Ring beginning in the third quarter of 2001.

     Minority Interest, net. Minority interest, net of tax, for the years ended December 31, 2001 represents dividends, net of income tax benefits, on the Preferred Securities and the minority interest held by the 40 percent joint venture partners in Tower Golden Ring. Minority interest for the year ended December 31, 2000 represents dividends, net of income tax benefits on the Preferred Securities. The increase in minority interest expense in 2001 was due primarily to the consolidation of Tower Golden Ring in the third quarter of 2001.

RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

     The Company's growth through acquisitions coincided with an extended period of high automotive production that resulted in higher levels of utilization of the Company's acquired resources and capacity and contributed to periods of strong operating results. During the second half of 2000, the Company focused its efforts on reducing the capacity of the enterprise and improving the efficiency of its continuing operations. During the 18 month period beginning in the fourth quarter of 2000, the Company: (i) divested itself of its non-core heavy truck business; (ii) consolidated its manufacturing operations by closing manufacturing locations in Kalamazoo, Michigan, Sebewaing, Michigan, and certain operations in Milwaukee, Wisconsin; (iii) reduced redundant overhead through a consolidation of its technical activities and a reduction of other salaried colleagues; (iv) reorganized the management of its U.S. and Canada region; and
(v) discontinued remaining stamping and ancillary processes performed at its Milwaukee Press Operations and relocated remaining work to other locations or Tier II suppliers. These actions were accomplished through three restructurings, which are described in more detail below. The first restructuring was initiated in October 2000 (the "2000 Plan"), the second restructuring was initiated in October 2001 (the "2001 Plan"), and the third restructuring was initiated in January 2002 (the "2002 Plan").

     The restructuring and asset impairment charges consist of both restructuring charges and non-restructuring related asset impairments, major components of which are discussed in the sections below. The following table summarizes the principal components of these charges (in millions):

                                                              2002 PLAN   2001 PLAN   2000 PLAN
                                                              ---------   ---------   ---------
RESTRUCTURING AND RELATED ASSET IMPAIRMENTS
  Asset impairments.........................................   $ 47.2      $127.4      $103.7
  Severance and outplacement costs..........................      8.4        24.6        25.2
  Loss contracts............................................       --          --         8.1
  Other exit costs..........................................     19.8        32.0         4.3
  Revision of estimate associated with previous plans.......    (14.3)       (5.9)         --
                                                               ------      ------      ------
     Total restructuring related charges....................     61.1       178.1       141.3
                                                               ------      ------      ------
OTHER GOODWILL AND ASSET IMPAIRMENTS
  Goodwill write down.......................................       --       108.6          --
  Other asset impairments...................................       --        50.7          --
  Investment impairment.....................................       --        46.3          --
                                                               ------      ------      ------
     Total non restructuring related goodwill and asset
       impairment charges...................................       --       205.6          --
                                                               ------      ------      ------
     Total restructuring and asset impairment charges,
       net..................................................   $ 61.1      $383.7      $141.3
                                                               ======      ======      ======
     Estimated cash and non cash charges in the original
       plan are as follows:
       Non-cash charges.....................................   $ 45.3      $333.0      $103.7
                                                               ------      ------      ------
       Cash charges.........................................   $ 15.8      $ 50.7      $ 37.6
                                                               ------      ------      ------

     Under the 2000 Plan, the Company realized cash savings of approximately $32 million in 2001 as a result of reductions in payroll costs directly related to restructuring activities. Under the 2001 Plan, the Company realized cash savings of approximately $20 million in 2002. Under the 2002 Plan, the Company realized cash savings of approximately $11 million in 2002, with full realization of cash savings beginning in 2003. These cash savings from all three Plans are attributable to permanent payroll reductions and are expected to be realized annually.

  MILWAUKEE PRESS OPERATIONS (2002 PLAN):

     On January 31, 2002, the Company announced that it would discontinue the remaining stamping and ancillary processes performed at its Milwaukee Press Operations and relocate the remaining work to other Tower locations or Tier II suppliers. The Company substantially completed the transfer process in 2002. As a result of these efforts (the "2002 Plan"), the Company recorded a restructuring charge in the first quarter of 2002 totaling $75.4 million, which reflects the estimated qualifying "exit costs" to be incurred over the next 12 months pertaining to the 2002 Plan. During the fourth quarter of 2002, due to a favorable settlement of anticipated other exit costs and an assessment of remaining costs, the Company subsequently reduced the estimates associated with the 2002 and 2001 Plans by $14.3 million, resulting in a net restructuring charge of $61.1 million for 2002.

     The 2002 Plan charge includes costs associated with asset impairments, severance and outplacement costs related to colleague terminations and certain other exit costs. Through December 31, 2002, the Company eliminated approximately 500 colleagues pursuant to the 2002 Plan, consistent with the original estimate. The estimated restructuring charge does not cover certain aspects of the 2002 Plan, including movement of equipment and colleague relocation and training. These costs will be recognized in future periods as incurred.

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

     The accrual for the 2002 Plan is included in accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2002. The table below summarizes the accrued operational realignment and other charges through December 31, 2002 (in millions):

                                                     SEVERANCE AND
                                          ASSET      OUTPLACEMENT
                                       IMPAIRMENTS       COSTS       OTHER EXIT COSTS   TOTAL
                                       -----------   -------------   ----------------   ------
Provision............................    $ 47.2          $ 8.4            $ 19.8        $ 75.4
Cash usage...........................        --           (4.7)             (6.6)        (11.3)
Non-cash charges.....................     (47.2)            --             (11.2)        (58.4)
Revision of estimate.................        --           (0.2)             (1.0)         (1.2)
                                         ------          -----            ------        ------
Balance at December 31, 2002.........    $   --          $ 3.5            $  1.0        $  4.5
                                         ======          =====            ======        ======

     During 2002, the Company charged $11.2 million of other exit costs from the 2002 Plan restructuring reserves for expected remaining pension curtailment costs against the pension liability accrual. As of December 31, 2002, the Company anticipates future cash payments of $4.5 million under the 2002 Plan. The revision in estimate for the 2002 Plan resulted from minor variances in severance and other exit costs experienced during 2002, as compared to the amount initially established in the 2002 Plan. Such revision was credited to the "Restructuring and Asset Impairment Charges" line in the consolidated financial statements.

  SEBEWAING AND MILWAUKEE PRESS OPERATIONS (2001 PLAN):

     In October 2001, the Company's board of directors approved a restructuring of the enterprise that included the closing of the Sebewaing, Michigan facility. In addition, in December 2001, the Company's board of directors approved a restructuring plan that related to the consolidation of technical activities and a reduction of other salaried colleagues in conjunction with a reorganization of the Company's U.S. and Canada operations and the relocation of some component manufacturing from the Company's Milwaukee Press Operations to other Tower locations. As a result of the 2001 Plan, the Company recorded a restructuring charge in the fourth quarter of 2001 of $178.1 million, which reflects the estimated qualifying "exit costs" to be incurred over the next 12 months pertaining to the 2001 Plan. This total reflected a provision of $184.0 million, net of certain revisions in the estimate of the 2000 Plan of $5.9 million, which were reversed in 2001.

     The 2001 Plan charge includes costs associated with asset impairments, severance and outplacement costs related to colleague terminations and certain other exit costs. These activities resulted in a reduction of more than 700 colleagues in the Company's technical and administrative centers in Novi, Rochester Hills, and Grand Rapids, Michigan; Milwaukee, Wisconsin; and its U.S. and Canada manufacturing locations. The estimated restructuring charge does not cover certain aspects of the 2001 Plan, including movement of equipment and colleague relocation and training. These costs will be recognized in future periods as incurred.

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

     The write-off of assets having a total book value of $127.4 million included $87.5 million of goodwill associated with Sebewaing and Milwaukee Press Operations, $20.6 million of property, plant and equipment associated with the Sebewaing operations and $12.1 million of property, plant and equipment associated with the Milwaukee Press Operations business that was discontinued. Additionally, there was $7.2 million of property and building write downs associated with the decision to consolidate the Company's technical centers. As of December 31, 2002, the Company anticipates future cash payments of $9.3 million under the 2001 Plan.

     The accrual for the 2001 Plan is included in accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2002 and 2001. The table below summarizes the accrued operational realignment and accrued other charges related to the 2001 Plan through December 31, 2002 (in millions):

                                                         SEVERANCE AND
                                              ASSET      OUTPLACEMENT    OTHER EXIT
                                           IMPAIRMENTS       COSTS         COSTS       TOTAL
                                           -----------   -------------   ----------   -------
Provision................................    $ 127.4        $ 24.6         $ 32.0     $ 184.0
Cash usage...............................         --          (0.7)          (0.6)       (1.3)
Non cash charges.........................     (127.4)           --             --      (127.4)
                                             -------        ------         ------     -------
Balance at December 31, 2001.............         --          23.9           31.4        55.3
Cash usage...............................         --         (22.2)          (3.6)      (25.8)
Non cash charges.........................         --            --           (7.1)       (7.1)
Revision of estimate.....................         --          (0.7)         (12.4)      (13.1)
                                             -------        ------         ------     -------
Balance at December 31, 2002.............    $    --        $  1.0         $  8.3     $   9.3
                                             =======        ======         ======     =======

     During 2002, the Company charged $7.1 million for expected special termination benefits to be paid out in the future from the 2001 Plan restructuring reserves against the pension liability accrual. The revision in estimate for the 2001 Plan resulted from a legal settlement negotiated in December 2002 with A.O. Smith, which allocated the cost of certain supplemental early retirement benefits to colleagues at the Press Operations and Heavy Truck Operations in Milwaukee. The impact of this legal settlement was to substantially reduce the cost of actuarial pension benefits due to colleagues terminated under the 2001 Plan. This difference of $11.1 million was credited to the "Restructuring and Asset Impairment Charges" line in the consolidated financial statements. Certain other revisions in estimate of $2.0 million related to minor variances in the execution of the 2001 Plan and were accounted for in a similar manner.

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

     The accrual for the 2000 Plan was fully utilized as of December 31, 2001. The table below summarizes the accrued operational realignment and other charges through December 31, 2001 (in millions):

                                                      SEVERANCE AND               OTHER
                                           ASSET      OUTPLACEMENT      LOSS      EXIT
                                        IMPAIRMENTS       COSTS       CONTRACTS   COSTS    TOTAL
                                        -----------   -------------   ---------   -----   -------
Provision.............................    $ 103.7        $ 25.2         $ 8.1     $ 4.3   $ 141.3
Cash usage............................         --          (8.7)         (2.5)     (0.3)    (11.5)
Non cash charges......................     (103.7)           --            --        --    (103.7)
                                          -------        ------         -----     -----   -------
Balance at December 31, 2000..........         --          16.5           5.6       4.0      26.1
Cash usage............................         --         (13.6)         (4.2)     (2.4)    (20.2)
Revision of estimate..................         --          (2.9)         (1.4)     (1.6)     (5.9)
                                          -------        ------         -----     -----   -------
Balance at December 31, 2001..........    $    --        $   --         $  --     $  --   $    --
                                          =======        ======         =====     =====   =======

     The following table summarizes the major components of the asset impairment charge for the 2000 Plan (in millions):

                                                               CARRYING
                                                                AMOUNT
                                                               --------
Milwaukee Heavy Truck Rail Manufacturing....................    $ 47.3
Milwaukee Press Operations Machinery & Equipment............       7.9
Milwaukee Shared Services Land & Equipment..................      19.8
Milwaukee Prototype & Technical Center Building, Machinery &
  Equipment.................................................      14.0
Kalamazoo Stamping Operations Land, Building & Equipment....       5.7
Granite City Stamping Operations Machinery & Equipment......       4.6
Related Stamping & Assembly Machinery & Equipment...........       4.4
                                                                ------
  Total.....................................................    $103.7
                                                                ======

     The triggering event for each major component's asset impairment charge was the decision to exit the activities, which was made by the Company's board of directors on October 2, 2000.

  NON-RESTRUCTURING ASSET IMPAIRMENTS:

     The other goodwill and asset impairment charges recorded in 2001 are a result of the Company's review of the carrying amount of certain of its goodwill, fixed assets and certain investments, based upon the Company's current operating plans (including the organizational realignment initiative discussed above) and current and forecasted trends in the automotive industry. Based upon a review of anticipated cash flows, the Company determined that goodwill assigned to two of its plants was impaired and was written down. In addition, the Company identified assets which no longer had sufficient cash flows to support their carrying amounts and were written down to fair value, including its investment in J.L. French.

LIQUIDITY AND CAPITAL RESOURCES

     The following summarizes the Company's primary sources and uses of cash (in millions):

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                               ---------------
                                                                2002     2001
                                                               ------   ------
Sources of Cash:
  Net income before depreciation and amortization, deferred
     income taxes, gain on sale of plant, equity in earnings
     of joint ventures, restructuring and asset impairment
     charges, and cumulative effect of change in accounting
     principle(1)...........................................   $198.6   $178.1
  Proceeds from sale of receivables.........................      2.3     15.2
  Decrease (increase) in accounts receivable................    (33.6)    74.5
  Decrease (increase) in inventories........................    (20.5)    21.4
  Decrease (increase) in prepaid tooling and other assets...    (36.5)   129.3
  Increase in accounts payable..............................     48.8    120.5
  Increases in accrued liabilities..........................     32.2     13.1
  Changes in other assets and liabilities...................    (60.3)   (38.3)
                                                               ------   ------
     Net cash provided by operating activities..............    131.0    513.8
  Proceeds from sale of fixed assets........................     50.3       --
  Proceeds from issuance of stock...........................    225.7     39.0
  Proceeds from divestiture.................................      4.0       --
                                                               ------   ------
Total sources of cash.......................................   $411.0   $552.8
                                                               ======   ======
Uses of Cash:
  Capital expenditures, net(2)..............................    159.0    194.0
  Acquisitions, including joint venture interests and
     earnout payments.......................................     40.8      5.4
  Repurchase of stock.......................................     59.9       --
  Increase (decrease) in cash balances......................     (8.1)    18.4
  Net repayments of debt....................................    159.4    335.0
                                                               ------   ------
Total uses of cash..........................................   $411.0   $552.8
                                                               ======   ======

---------------

(1) Net income before depreciation and amortization, deferred income taxes, gain on sale of plant, equity in earnings of joint ventures, restructuring and asset impairment charges, and cumulative effect of change in accounting principle is computed as follows (in millions):

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                             ----------------
                                                              2002     2001
                                                             ------   -------
Net loss...................................................  $(97.6)  $(267.5)
Depreciation and amortization..............................   140.8     159.9
Deferred income tax expense (benefit)......................     2.1     (80.8)
Gain on sale of plant......................................    (3.8)       --
Equity in earnings of joint ventures, net..................   (16.8)    (17.2)
Restructuring and asset impairment charges, net............    61.1     383.7
Cumulative effect of change in accounting principle, net...   112.8        --
                                                             ------   -------
                                                             $198.6   $ 178.1
                                                             ======   =======

(2) The Company leases certain equipment utilized in its operations under operating lease agreements. If certain equipment had been purchased instead of leased, capital expenditures would have been $187.2 million and $265.7 million in 2002 and 2001, respectively.

  SOURCES OF CASH

     The Company's principal sources of cash are cash flow from operations, commercial borrowings and capital markets activities. During the year ended December 31, 2002, the Company generated $131.0 million of cash from operations. This compares with $513.8 million generated during the same period in 2001, which was a year of significant focus by the Company on working capital improvement. Net income before depreciation and amortization, deferred income taxes, gain on sale of plant, equity in joint venture earnings, restructuring and asset impairment charges, and cumulative effect of change in accounting principle was $198.6 million and $178.1 million for 2002 and 2001, respectively. Operating cash flow was reduced by $37.1 million in 2002 and $21.5 million in 2001 for cash restructuring payments, and was increased by net tax refunds of $19.8 million in 2002 and $12.9 million in 2001. Operating cash flow was also reduced in the 2002 period by $32.9 million for required pension contributions. No pension contributions were made by the Company in the 2001 period. Expected pension contribution funding requirements of the Company for 2003 are approximately $27 million. In total, working capital and other operating items decreased operating cash flow by $67.6 million during 2002 and increased operating cash flow by $335.7 million during 2001.

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

     The issuance of common stock under the underwritten primary offering of
17.25 million shares completed in May 2002 contributed $222.4 million to the cash flow in the 2002 period. The issuance of stock for the Company's colleague stock purchase plan and option plans contributed an additional $3.3 million to cash flow for the 2002 period. In August 2001, the Company realized net proceeds of $37.5 million from the issuance of 3.6 million shares of common stock in a private placement transaction. The issuance of stock from the Company's colleague stock purchase plan and option plans contributed an additional $1.5 million to cash flow for the 2001 period.

     In June 2002, the Company completed an amendment to its senior credit facility (the "Credit Agreement") that permanently reduced borrowings under the facility and deferred the start of the scheduled repayment of its remaining borrowings until March 2005. The amendment reduced the former $1.15 billion facility to a $725 million facility by voluntarily repaying $200 million of the $325 million term loan portion of the facility with proceeds from the Company's May 2002 common stock offering, and reducing capacity under the revolving credit facility from $825 million to $600 million. The Credit Agreement also includes a multi-currency borrowing feature that allows the Company to borrow up to $500 million in certain freely tradable offshore currencies, and letter of credit sublimits of $250 million. At December 31, 2002, approximately $36.4 million of the outstanding borrowings are denominated in Japanese Yen, $31.2 million are denominated in Euro and $15.9 million are denominated in Canadian dollars. Interest on the Credit Agreement is at the financial institutions' reference rate, LIBOR, or the Eurodollar rate plus a margin ranging from 0 to 200 basis points depending on the ratio of the consolidated funded debt for restricted subsidiaries of the Company to its total EBITDA. The weighted average interest rate for such borrowings was 6.4 percent (including the effect of the interest rate swap contract discussed below) for the year ended December 31, 2002. The Credit Agreement has a final maturity of 2006.

     At December 31, 2002, the Company had borrowed $177.3 million under its revolving credit facility of $600 million. In order to borrow under the revolving facility, the Company must meet certain covenant ratio requirements, including but not limited to a minimum interest coverage and maximum leverage ratio. Under the most restrictive covenants, the amount of unused availability under the revolving facility was

$239 million at December 31, 2002, compared to unused availability of $103 million at December 31, 2001. This increase in availability between the periods resulted from the reduction of indebtedness (as defined in the credit agreement), and an increase in trailing four quarter EBITDA between the periods. The covenant conditions contained in the credit agreement also limit the Company's ability to pay dividends. At December 31, 2002, the Company was in compliance with all debt covenants.

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

     In June 2001, the Company entered into a financing agreement whereby its domestic operating units sell eligible customer receivables on an ongoing basis to a fully consolidated financing subsidiary. The financing subsidiary subsequently sells its interest in the receivables to a third party funding agent in exchange for cash and a subordinated interest in the unfunded receivables transferred. The Company acts as an administrative agent in the management and collection of accounts receivable sold. Through December 31, 2002, the Company realized net cash proceeds of $17.5 million from the sale of receivables.

     In July 2000, R. J. Tower Corporation, a wholly owned subsidiary of the Company, issued Euro-denominated senior unsecured notes in the amount of E150 million ($157.4 million at December 31, 2002). The notes bear interest at a rate of 9.25 percent, payable semi-annually. The notes rank equally with all of the Company's other senior unsecured and unsubordinated debt. The net proceeds after issuance costs were used to repay a portion of the Company's existing Euro-denominated indebtedness under its credit facility. The notes mature on August 1, 2010.

  USES OF CASH

     The Company's principal uses of cash are debt repayment, capital expenditures and acquisitions and investments in joint ventures. Net cash used in investing activities was $145.4 million during the year ended December 31, 2002, as compared to $199.4 million in the prior period. Earnout payments offset by net proceeds received from the sale of a plant, reduced investment cash flows by $36.8 million in the 2002 period. No additional earnout payments are required after 2002 under any of the Company's acquisition agreements. The Company's consolidation of Tower Golden Ring, its acquisition of an additional 13.8 percent interest in Yorozu, and payments and dividends received from investments in joint ventures decreased net cash used in investing activities by $5.4 million in the 2001 period.

     Net capital expenditures were $159.0 million and $194.0 million in 2002 and 2001, respectively. Capital expenditures in 2002 included investment in new programs, additional capabilities in Europe, maintenance, safety and productivity improvements. The Company estimates its 2003 capital expenditures will be approximately $200 million. Where appropriate, the Company may lease rather than purchase such equipment, which would have the effect of reducing this anticipated level of capital expenditures. The Company leases certain equipment utilized in its operations under operating lease agreements. If certain equipment had been purchased instead of leased, capital expenditures would have been $187.2 million and $265.7 million in 2002 and 2001, respectively. The Company intends to continue to utilize operating lease financing on occasion when the effective interest rate equals or is lower than the Company's financing costs and the lease terms match the expected life of the respective program. Annual operating lease payments under the Company's lease agreements range from $51 million to $62 million over the next five years. Operating lease expense is included in cost of sales in the Company's statements of operations.

     Net cash provided by financing activities totaled $6.4 million for the year ended December 31, 2002, compared with net cash used in financing activities of $296.0 million in the prior period. Net proceeds from the issuance of stock of $225.7 million and $39.0 million were offset by net repayments of debt of $159.4 million and $335.0 million for the comparable 2002 and 2001 periods, respectively. Also offsetting proceeds from the issuance of stock in the 2002 period were payments for the repurchase of common shares of $59.9 million.

  WORKING CAPITAL

     The Company maintained significant negative levels of working capital of $305.5 million and $379.8 million as of December 31, 2002 and 2001, respectively, as a result of its continuing focus on minimizing the cash flow cycle. The $74.3 million net increase in working capital in 2002 was due to a $33.6 million increase in accounts receivable and a $20.5 million increase in inventories attributable to the significant sales and production increases in December 2002 relative to December 2001, a $36.5 million timing-related increase in tooling, and $37.1 million in restructuring reserve payments made during 2002, offset by a $39.7 million increase in accounts payable and other current liabilities resulting from the increase in production volumes, in addition to a $13.7 million decrease in other current assets. The Company's management of its accounts receivable includes participation in specific receivable programs with key customers which allow for accelerated collection of receivables, subject to interest charges ranging from 4.5 percent to 6.5 percent at an annualized rate.

     The Company expects to continue its focus on maintaining a large negative working capital position through a continuation of the efforts discussed above and continued focus on minimizing the length of the cash flow cycle. The Company believes that the available borrowing capacity under its credit agreement, together with funds generated by operations, should provide sufficient liquidity and capital resources to pursue its business strategy for the foreseeable future, with respect to working capital, capital expenditures, and other operating needs.

  CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The Company's contractual obligations and commercial commitments as of December 31, 2002 are as follows:

                                                   PAYMENTS DUE BY PERIOD
                                -------------------------------------------------------------
                                             LESS THAN                                AFTER
CONTRACTUAL OBLIGATIONS           TOTAL       1 YEAR     1 - 3 YEARS   4 - 5 YEARS   5 YEARS
-----------------------         ----------   ---------   -----------   -----------   --------
Long-term debt................  $  645,498   $110,278     $ 77,581      $224,803     $232,836
Convertible Subordinated
  Notes*......................     199,984         --      199,984            --           --
Capital lease obligations.....      39,923     10,192       15,789        10,585        3,357
Operating leases..............     460,435     59,383      123,300       107,782      169,970
                                ----------   --------     --------      --------     --------
Balance at December 31,
  2002........................  $1,345,840   $179,853     $416,654      $343,170     $406,163
                                ==========   ========     ========      ========     ========

---------------

* The Convertible Subordinated Notes are due on August 1, 2004 and are convertible into common stock of the Company at a conversion price of $25.88 per share; therefore, they have been included as part of the contractual obligations in the 1-3 year period above.

     The Company's commercial commitments included up to $250 million of standby letters of credit which are available under the terms of the Company's $725 million senior unsecured credit agreement of which $85 million was outstanding as of December 31, 2002.

LOSS CONTRACTS, FACILITY SHUTDOWN AND PAYROLL RELATED COSTS

     The Company is committed under certain existing agreements, assumed in connection with prior acquisitions, to supply product to its customers at selling prices that are not sufficient to cover the direct costs to produce those parts. The Company is obligated to supply these products for the life of the related vehicles, which is typically three to ten years. Accordingly, the Company recognizes liabilities at the time these losses are probable and reasonably estimable at an amount equal to the minimum amount necessary to fulfill its obligations to its customers. The reserves established in connection with these recognized losses are reversed as the product is shipped to the customers.

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

     In conjunction with its acquisitions, reserves have been established for certain costs associated with facility shutdown and consolidation activities, for general and payroll related costs primarily for planned colleague termination activities, and for provisions for acquired loss contracts. A rollforward of these reserves is as follows (in millions):

                                                  FACILITY         PAYROLL
                                               SHUTDOWN COSTS   RELATED COSTS   LOSS CONTRACTS
                                               --------------   -------------   --------------
Balance at December 31, 2000.................      $ 7.3            $ 3.8           $ 28.7
  Utilization................................       (2.1)            (2.7)           (11.7)
                                                   -----            -----           ------
Balance at December 31, 2001.................        5.2              1.1             17.0
  Utilization................................       (0.7)            (1.1)            (3.9)
  Revision of estimate.......................         --               --             (7.0)
                                                   -----            -----           ------
Balance at December 31, 2002.................      $ 4.5            $  --           $  6.1
                                                   =====            =====           ======

     The timing of facility shutdown and consolidation activities was adjusted from the Company's original plans to reflect customer concerns over supply interruption. As of December 31, 2002, all of the identified facilities have been shutdown, but the Company continues to incur ongoing costs related to maintenance, taxes and other items related to buildings that are held for sale. The Company's acquisition reserves have been utilized as originally intended, and management believes the liabilities recorded for shutdown and consolidation activities are adequate, but not excessive as of December 31, 2002.

     In 2002, the Company revised its accrual for estimated loss contracts to reflect the discontinuance of certain contracts that the Company was fulfilling at a loss, and the reduction of costs associated with remaining loss contracts which were transferred to lower cost locations as part of the Company's restructuring activities.

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

     Interest rate swaps are entered into as a hedge of underlying debt instruments to change the characteristics of the interest rate from variable to fixed without actually changing the debt instrument. Therefore, these interest rate swap agreements convert outstanding floating rate debt to fixed rate debt for a period of time. For fixed rate debt, interest rate changes affect the fair market value, but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flows, assuming other factors are held constant.

     At December 31, 2002, Tower Automotive had total debt and obligations under capital leases of $885.4 million. This debt comprises fixed rate debt of $517.4 million and floating rate debt of $368.0 million. The pre-tax earnings and cash flow impact in 2003 resulting from a one percentage point increase in interest rates on the Company's variable rate debt would be approximately $3.7 million, holding other variables constant. A one percentage point increase in interest rates would not materially impact the fair value of the fixed rate debt.

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

     The Company's strategy for management of currency risk relies primarily upon conducting its operations in a country's respective currency and may, from time to time, also involve hedging programs intended to reduce the Company's exposure to currency fluctuations. Management believes the effect of a 100 basis point movement in foreign currency rates versus the dollar would not have materially affected the Company's financial position or results of operations for the periods presented.

CRITICAL ACCOUNTING POLICIES

     The Company believes the following represent its critical accounting policies:

     Goodwill and Impairment of Long-Lived Assets -- During 2002, the Company adopted the new rules on accounting for goodwill and other intangible assets under SFAS No. 142, "Goodwill and Other Intangible Assets." During the second quarter of 2002, the Company completed its formal valuation procedures under SFAS No. 142, utilizing a combination of valuation techniques, including the discounted cash flow approach and the market multiple approach. As a result of this valuation process as well as the application of the remaining provisions of SFAS No. 142, the Company recorded a transitional impairment loss of $112.8 million, representing the write-off of all of the Company's existing goodwill in the reporting units of Asia ($29.7 million) and South America/Mexico ($83.1 million). The Company utilized projections of future cash flows for each of its reporting units in determining their fair value for purposes of this analysis. Such amounts are estimates made by management using the best information available at that time.

     During 2001, the Company recorded goodwill and long-lived asset impairment writedown provisions of $333.0 million, pursuant to restructuring of the Company's operations and revised cash flow expectations for the related business units.

     Other Loss Reserves -- The Company has other loss reserves such as purchase accounting reserves, restructuring reserves, and loss contract reserves that require the use of estimates and judgment regarding profitability, risk exposure, and ultimate liability. Reserves for loss contracts are estimated by determining which parts are being sold pursuant to loss contracts, their profitability per unit and expected sales volumes over the life of each contract. Other losses are estimated using consistent and appropriate methods; however, changes to the assumptions could materially affect the recorded liabilities for loss. During 2002, favorable adjustments to the Company's loss contract reserves of approximately $7.0 million were recorded to reflect the discontinuance of certain contracts that the Company was fulfilling at a loss, and the reduction of costs associated with remaining loss contracts which were transferred to lower cost locations as part of the Company's restructuring activities.

     Customer Tooling and Other Design Costs -- As indicated in Note 2 to the Consolidated Financial Statements, the Company incurs costs related to tooling for specific customer programs, which in some instances is owned by the Company's customers. Because the Company has the contractual right to use such tooling over the life of the supply arrangement with its customers, these tooling costs are capitalized and amortized over the life of the related product.

     Pension and Other Post-Retirement Benefits -- The determination of the obligation and expense for pension and other postretirement benefits is dependent on the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 11 to the Consolidated Financial Statements and include, among others, the discount rate, expected long-term rate of return on plan assets, as well as expected increases in compensation and healthcare costs. In accordance with generally accepted accounting principles, actual results that differ from these assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in such future periods. While the Company believes that its current assumptions are appropriate based on available information, significant differences in the actual experience or significant changes in the assumptions may materially affect the pension and other postretirement obligations and the future expense.

     The Company recorded pension expense (excluding special termination benefit costs and curtailment loss) of $13.8 million and $10.8 million for 2002 and 2001, respectively. The Company recorded other post-retirement benefit costs of $10.5 million and $12.9 million for 2002 and 2001, respectively. These amounts are calculated based on a number of actuarial assumptions, most notably the discount rates used in the calculation of the Company's benefit obligations of
6.75 percent and 7.5 percent as of the Company's September 30 measurement date in 2002 and 2001, respectively. The discount rate used by the Company is developed based on consultation with the Company's actuary and is predominately based on the Moody's Aa corporate bond rate as of the last business day of the actual measurement dates. The Company feels that the 75 basis point decrease in its discount rate is warranted based on the expectation that discount rates should move with general economic trends. The Company has used consistent discount rates for its post-retirement benefit obligation calculation under SFAS 106 with those used for the measurement of its pension benefit liability under SFAS 87.

     The expected rates of return on pension plan assets under SFAS 87 of 8.5 percent and 9.5 percent as of December 31, 2002 and 2001, respectively, utilized by the Company are based on consultation with the Company's actuary and represent the Company's expected long-term rate of return on plan assets. The rate of return assumptions selected by the Company reflect the Company's estimate of the average rate of earnings expected on the funds invested or to be invested in order to provide for future participant benefits to be paid out over time. As part of this estimate of the Company's rate of return assumption, the Company's actuary contemplated the composition of the Company plans' actual investment policies, as well as, the expected long-term rates of return for the various categories of investment vehicles within the plans. The Company feels that the 100 basis point decrease in its expected return on plan assets is warranted based on the overall downward economic trend in investment returns experienced within the U.S. equity market during the last 18 months and reduced future expectations.

     The Company expects its 2003 pension benefit expense (net of any special termination benefit costs or curtailment cost) to be approximately $19 million and its 2003 other post-retirement benefit expense (net of any curtailment cost) to approximate $11 million. If the assumption of the discount rate for 2003 were 75 basis points lower, the 2003 pension benefit expense and 2003 other post-retirement benefit expense would be increased by $2.2 million and $0.1 million, respectively. If the assumption of the expected rate of return on pension plan assets for 2003 were 100 basis points lower, the 2003 pension benefit expense would be increased by $1.0 million.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 will become effective for the Company on January 1, 2003 and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. The Company does not believe that SFAS No. 143 will have a material impact on its consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, this Statement eliminates the requirement that gains and losses from extinguishments of debt be classified as extraordinary items. SFAS No. 145 will become effective for the Company on January 1, 2003. Upon adoption of SFAS No. 145, the Company will reclassify losses on extinguishments of debt that were classified as extraordinary items in prior periods.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than when a company commits to an exit plan as was previously required. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The new standard will result in the Company recognizing liabilities for any future restructuring activities at the time the liability is incurred rather than the past method of recognizing the liability upon the announcement of the plan and communication to colleagues.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company has included the additional disclosures about its method of stock-based compensation in Note 2.

     In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of FIN 45 are effective for all guarantees issued or modified after December 31, 2002. The Company has disclosed all guarantees.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of certain variable interest entities that are currently not consolidated. FIN 46 is effective for variable interests created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities in which the Company holds a variable interest that it acquired before February 1, 2003, the Interpretation applies on July 1, 2003. The Company is currently analyzing the impact of FIN 46 on its balance sheet and results of operations.

RISK FACTORS

     The Company is subject to the following risks relating to its operations and the nature of the industry in which it competes:

- THE LOSS OF FORD, DAIMLERCHRYSLER OR ANY OTHER SIGNIFICANT CUSTOMER COULD HAVE A MATERIAL ADVERSE EFFECT ON EXISTING AND FUTURE REVENUES AND NET INCOME
  (LOSS)

     Revenues from Ford and DaimlerChrysler represented approximately 38 percent and 22 percent, respectively, of the Company's revenues in 2002. The contracts with many customers, including Ford and DaimlerChrysler, provide for supplying the customer's requirements for a particular model, rather than for manufacturing a specific quantity of products. These contracts range from one year to the life of the model, usually three to ten years, and do not require the purchase by the customer of any minimum number of parts. Therefore, the loss of any one of these customers or a significant reduction in demand for certain key models or a group of related models sold by any major customer could have a material adverse effect on the Company's existing and future revenues and net income (loss).

     During December 2002, the Company announced its intention not to pursue the follow-on program of the next generation Ford Explorer frame. The current Ford Explorer frame program, expected to run through 2005, is produced at the Company's Corydon, IN facility. The Company's decision was based on the fact that the expected returns at targeted pricing levels did not meet the Company's requirements. The Company has mitigated the loss of revenue anticipated when the current Explorer program ceases by winning approximately $1.4 billion in new business, which is expected to launch over the next three years and be in full production by the end of 2005.

- GROSS MARGIN AND PROFITABILITY WILL BE ADVERSELY AFFECTED BY THE INABILITY TO REDUCE COSTS OR INCREASE PRICES

     There is substantial continuing pressure from the major OEMs to reduce costs, including the cost of products purchased from outside suppliers. In addition, the Company's profitability is dependent, in part, on its ability to spread fixed production costs over increasing product sales. If the Company is unable to generate sufficient production cost savings in the future to offset price reductions and any reduction in consumer demand for automobiles resulting in decreased sales, the Company's gross margin and profitability would be adversely affected. In addition, the Company's customers often times require engineering, design or production changes. In some circumstances, the Company may not be able to achieve price increases sufficient in amounts to cover the costs of these changes.

- CYCLICALITY AND SEASONALITY IN THE AUTOMOTIVE MARKET COULD ADVERSELY AFFECT REVENUES AND NET INCOME (LOSS)

     The automotive market is highly cyclical and is dependent on consumer spending. For example, during the third and fourth quarters of 2000, the automotive market began experiencing a decline in production levels. This decline continued throughout 2001, but production levels increased slightly in 2002. Economic factors adversely affecting automotive production and consumer spending could adversely impact the Company's revenues and net income. The automotive market is also somewhat seasonal. The Company typically experiences decreased revenue and operating income during the third calendar quarter of each year due to the impact of scheduled OEM plant shutdowns in July and August for vacations and new model changeovers.

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

     - required compliance with a variety of foreign laws and regulations.

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

     In addition, approximately 4,800 of the Company's colleagues are unionized (representing approximately 40 percent of its colleagues as of December 31, 2002). The Company may encounter strikes, further unionization efforts or other types of conflicts with labor unions or the Company's colleagues, any of which could have an adverse effect on the Company's ability to produce structural components and assemblies or may limit its flexibility in dealing with its workforce.

- OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY THE IMPACT OF ENVIRONMENTAL AND SAFETY REGULATIONS

     The Company is subject to foreign, federal, state and local laws and regulations governing the protection of the environment and occupational health and safety, including laws regulating the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the soil, ground or air; and the health and safety of its colleagues. The Company is also required to obtain permits from governmental authorities for certain operations. Although the Company will make every effort to do so, it cannot assure that it has been or will be at all times in complete compliance with such laws, regulations and permits. If it violates or fails to comply with these laws, regulations or permits, it could be fined or otherwise sanctioned by regulators. In some instances, such a fine or sanction could be material.

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

- ACTUAL PROGRAM VOLUMES AND PRICING MAY BE LESS THAN PLANNED

     The Company incurs costs and makes capital expenditures for new program awards based upon certain estimates of production volumes for certain vehicles. While the Company attempts to establish the price of its products for variances in production volumes, if the actual production of certain vehicle models is significantly less than planned, the Company's revenues and net income may be adversely affected. The Company cannot predict its customers' demands for the products it supplies either in the aggregate or for particular reporting periods. For example, the Company cannot predict whether or to what extent the expected $1.4 billion in annual new program revenue, anticipated to be fully realized by 2006, will actually result in firm orders from customers.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Market Risk" section of Item 7.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Management of the Company is responsible for the financial information and representations contained in the consolidated financial statements and other sections of the 2002 Annual Report. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and therefore include certain amounts based on management's best estimates and judgments. The financial information contained elsewhere in the 2002 Annual Report is consistent with that in the consolidated financial statements.

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

     The Audit Committee of the Board of Directors meets with representatives of management and Deloitte & Touche LLP, the Company's independent public accountants, on financial reporting matters and the evaluation of internal accounting controls. The independent public accountants have free access to meet with the Audit Committee, without the presence of management, to discuss any appropriate matters.

     Deloitte & Touche LLP is engaged to express an opinion as to whether the consolidated financial statements present fairly, in all material respects and in accordance with generally accepted accounting principles, the financial position, results of operations and cash flows of the Company.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report for the year ended December 31,
  2002......................................................    41
Report of Independent Public Accountants for the years ended
  December 31, 2001 and 2000................................    42
Consolidated Balance Sheets as of December 31, 2002 and
  2001......................................................    43
Consolidated Statements of Operations for the years ended
  December 31, 2002, 2001 and 2000..........................    44
Consolidated Statements of Stockholders' Investment for the
  years ended December 31, 2002, 2001 and 2000..............    45
Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2001 and 2000..........................    46
Notes to Consolidated Financial Statements..................    47

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Tower Automotive, Inc.

     We have audited the accompanying consolidated balance sheet of Tower Automotive, Inc. (a Delaware corporation) and Subsidiaries (the "Company") as of December 31, 2002 and the related consolidated statements of operations, stockholders' investment and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of the Company as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 were audited by other auditors who have ceased operations and whose report, dated January 25, 2002, expressed an unqualified opinion on those financial statements and included an explanatory paragraph concerning a change in accounting for derivative financial instruments as discussed in Note 2 to the financial statements.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tower Automotive, Inc. and Subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the financial statements, the Company changed its method of accounting for goodwill in 2002.

     As discussed above, the financial statements of Tower Automotive, Inc. and Subsidiaries as of December 31, 2001 and for each of the two years in the period then ended were audited by other auditors who have ceased operations. As described in Note 2, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 2 with respect to 2001 and 2000 included (i) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill, as a result of initially applying Statement No. 142, to the Company's underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 2 are appropriate. However, we were not engaged to audit, review or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such disclosures and accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

Deloitte & Touche LLP

Minneapolis, Minnesota
February 11, 2003

     The following report is a copy of a report previously issued by Arthur Andersen LLP ("Andersen"), which report has not been reissued by Andersen. Certain financial information for each of the two years in the period ended December 31, 2001 was not reviewed by Andersen and includes:

(ii) reclassifications to conform to our fiscal 2002 financial statement presentation and

(ii) additional disclosure to conform with new accounting pronouncements and SEC rules and regulations issued during such fiscal year.

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

Arthur Andersen LLP

Minneapolis, Minnesota,
January 25, 2002

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                              (AMOUNTS IN THOUSANDS,
                                                               EXCEPT SHARE AMOUNTS)
                                       ASSETS
Current Assets:
  Cash and cash equivalents.................................  $   13,699   $   21,767
  Accounts receivable.......................................     249,341      216,638
  Inventories...............................................     133,074      112,536
  Deferred income taxes, net................................      20,634       26,323
  Prepaid tooling and other.................................     100,433       62,906
                                                              ----------   ----------
     Total current assets...................................     517,181      440,170
                                                              ----------   ----------
Property, Plant and Equipment, net..........................   1,073,619    1,120,259
Investments in Joint Ventures...............................     260,898      243,198
Deferred Income Taxes, net..................................     105,699       61,461
Goodwill....................................................     472,967      567,080
Other Assets, net of accumulated amortization of $20,297 and
  $17,083...................................................     127,521      101,268
                                                              ----------   ----------
                                                              $2,557,885   $2,533,436
                                                              ==========   ==========
                      LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Current maturities of long-term debt and capital lease
     obligations............................................  $  120,470   $  172,083
  Accounts payable..........................................     417,727      368,910
  Accrued liabilities.......................................     284,450      278,962
                                                              ----------   ----------
     Total current liabilities..............................     822,647      819,955
                                                              ----------   ----------
Long-Term Debt, net of current maturities...................     535,220      601,084
Obligations Under Capital Leases, net of current
  maturities................................................      29,731        4,620
Convertible Subordinated Notes..............................     199,984      199,984
Other Noncurrent Liabilities................................     199,477      201,635
                                                              ----------   ----------
     Total noncurrent liabilities...........................     964,412    1,007,323
                                                              ----------   ----------
Commitments and Contingencies (Notes 6 and 12)
Mandatorily Redeemable Trust Convertible Preferred
  Securities................................................     258,750      258,750
Stockholders' Investment:
  Preferred stock, par value $1; 5,000,000 shares
     authorized; no shares issued or outstanding............          --           --
  Common stock, par value $.01; 200,000,000 shares
     authorized; 65,878,655 issued and 56,050,855
     outstanding in 2002; 48,077,142 shares issued and
     outstanding in 2001....................................         659          481
  Additional paid-in capital................................     683,072      456,627
  Retained earnings (deficit)...............................     (57,174)      40,432
  Deferred compensation plans...............................     (10,746)     (15,571)
  Accumulated other comprehensive loss......................     (43,875)     (34,561)
  Treasury stock, at cost: 9,827,800 shares in 2002.........     (59,860)          --
                                                              ----------   ----------
     Total stockholders' investment.........................     512,076      447,408
                                                              ----------   ----------
                                                              $2,557,885   $2,533,436
                                                              ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED DECEMBER 31,
                                                           ---------------------------------------------
                                                               2002            2001            2000
                                                           -------------   -------------   -------------
                                                           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.................................................   $2,754,464      $2,467,433      $2,531,953
Cost of sales............................................    2,455,577       2,190,248       2,160,359
                                                            ----------      ----------      ----------
  Gross profit...........................................      298,887         277,185         371,594
Selling, general and administrative expenses.............      143,822         139,203         137,003
Amortization expense.....................................        4,161          24,804          21,517
Restructuring and asset impairment charges, net..........       61,125         383,739         141,326
                                                            ----------      ----------      ----------
  Operating income (loss)................................       89,779        (270,561)         71,748
Interest expense.........................................       69,197          80,319          71,162
Interest income..........................................       (2,288)         (6,554)         (6,451)
Other expense, net.......................................        1,052              --              --
                                                            ----------      ----------      ----------
  Income (loss) before provision for income taxes, equity
     in earnings of joint ventures, minority interest,
     extraordinary item and cumulative effect of
     accounting change...................................       21,818        (344,326)          7,037
Provision (benefit) for income taxes.....................        7,636         (73,312)          2,619
                                                            ----------      ----------      ----------
  Income (loss) before equity in earnings of joint
     ventures, minority interest, extraordinary item and
     cumulative effect of accounting change..............       14,182        (271,014)          4,418
Equity in earnings of joint ventures, net of tax.........       16,822          17,250          22,480
Minority interest, net of tax............................      (15,824)        (13,760)        (10,476)
                                                            ----------      ----------      ----------
  Income (loss) before extraordinary item and cumulative
     effect of accounting change.........................       15,180        (267,524)         16,422
Extraordinary loss on early extinguishment of debt, net
  of tax.................................................           --              --          (2,988)
Cumulative effect of change in accounting principle, net
  of tax.................................................     (112,786)             --              --
                                                            ----------      ----------      ----------
     Net income (loss)...................................   $  (97,606)     $ (267,524)     $   13,434
                                                            ==========      ==========      ==========
Basic earnings (loss) per share:
  Income (loss) before extraordinary loss and cumulative
     effect of accounting change.........................   $     0.26      $    (5.87)     $     0.35
  Extraordinary loss.....................................           --              --           (0.06)
  Cumulative effect of change in accounting principle....        (1.96)             --              --
                                                            ----------      ----------      ----------
     Net income (loss)...................................   $    (1.70)     $    (5.87)     $     0.29
                                                            ==========      ==========      ==========
Diluted earnings (loss) per share:
  Income (loss) before extraordinary loss and cumulative
     effect of accounting change.........................   $     0.26      $    (5.87)     $     0.34
  Extraordinary loss.....................................           --              --           (0.06)
  Cumulative effect of change in accounting principle....        (1.96)             --              --
                                                            ----------      ----------      ----------
     Net income (loss)...................................   $    (1.70)     $    (5.87)     $     0.28
                                                            ==========      ==========      ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                                       COMMON STOCK       ADDITIONAL   RETAINED    WARRANTS TO      DEFERRED
                                    -------------------    PAID-IN     EARNINGS      ACQUIRE      COMPENSATION
                                      SHARES     AMOUNT    CAPITAL     (DEFICIT)   COMMON STOCK      PLANS
                                    ----------   ------   ----------   ---------   ------------   ------------
                                                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, DECEMBER 31, 1999........  46,879,454    $469     $437,210    $ 294,522     $ 2,000        $ (4,484)
Conversion of warrants............     400,000       4        5,596           --      (2,000)             --
Exercise of options...............      56,000       1          348           --          --              --
Sales of stock under Employee
  Stock Discount Purchase Plan....     224,342       2        2,843           --          --              --
Deferred Income Stock Plan
  deferrals.......................      24,595      --        4,458           --          --          (4,458)
Repurchase of common stock........          --      --           --           --          --              --
Net income........................          --      --           --       13,434          --              --
Other comprehensive
  loss -- foreign currency
  translation adjustment..........          --      --           --           --          --              --
Total comprehensive income........
                                    ----------    ----     --------    ---------     -------        --------
BALANCE, DECEMBER 31, 2000........  47,584,391     476      450,455      307,956          --          (8,942)
Conversion of Edgewood and 5%
  convertible notes...............     273,862       3          825           --          --              --
Exercise of options...............      42,750      --          268           --          --              --
Sales of stock under Employee
  Stock Discount Purchase Plan....     172,502       2        1,167           --          --              --
Deferred Income Stock Plan
  deferrals.......................          --      --        1,279           --          --          (1,279)
Restricted stock issued in
  exchange for stock options......          --      --        5,350           --          --          (5,350)
Private placement of common
  stock...........................       3,637      --       (2,717)          --          --              --
Net loss..........................          --      --           --     (267,524)         --              --
Other comprehensive loss:
  Foreign currency translation
    adjustment....................          --      --           --           --          --              --
  Transition adjustment relating
    to loss on qualifying cash
    flow hedges...................          --      --           --           --          --              --
  Unrealized loss on qualifying
    cash flow hedges..............          --      --           --           --          --              --
  Minimum pension liability.......          --      --           --           --          --              --
Total comprehensive loss..........
                                    ----------    ----     --------    ---------     -------        --------
BALANCE, DECEMBER 31, 2001........  48,077,142     481      456,627       40,432          --         (15,571)
Exercise of options...............     329,368       3        1,653           --          --              --
Sales of stock under Employee
  Stock Discount Purchase Plan....     222,145       2        1,423           --          --              --
Deferred Income Stock Plan
  deferrals.......................          --      --        1,387           --          --          (1,387)
Deferred Income Stock Plan
  distributions...................          --      --           --           --          --           3,781
Restricted stock grants earned and
  forfeited.......................          --      --         (465)          --          --           2,431
Issuance of common stock..........  17,250,000     173      222,447           --          --              --
Repurchase of common stock........          --      --           --           --          --              --
Net loss..........................          --      --           --      (97,606)         --              --
Other comprehensive income (loss):
  Foreign currency translation
    adjustment....................          --      --           --           --          --              --
  Unrealized loss on qualifying
    cash flow hedges..............          --      --           --           --          --              --
  Minimum pension liability.......          --      --           --           --          --              --
Total comprehensive loss..........
                                    ----------    ----     --------    ---------     -------        --------
BALANCE, DECEMBER 31, 2002........  65,878,655    $659     $683,072    $ (57,174)    $    --        $(10,746)
                                    ==========    ====     ========    =========     =======        ========

                                     ACCUMULATED
                                        OTHER          TREASURY STOCK           TOTAL
                                    COMPREHENSIVE   ---------------------   STOCKHOLDERS'
                                    INCOME (LOSS)     SHARES      AMOUNT     INVESTMENT
                                    -------------   ----------   --------   -------------
                                          (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, DECEMBER 31, 1999........    $ (2,582)             --   $     --     $ 727,135
Conversion of warrants............          --              --         --         3,600
Exercise of options...............          --              --         --           349
Sales of stock under Employee
  Stock Discount Purchase Plan....          --              --         --         2,845
Deferred Income Stock Plan
  deferrals.......................          --              --         --            --
Repurchase of common stock........          --      (4,112,100)   (40,178)      (40,178)
Net income........................          --              --         --
Other comprehensive
  loss -- foreign currency
  translation adjustment..........      (7,090)             --         --
Total comprehensive income........                                                6,344
                                      --------      ----------   --------     ---------
BALANCE, DECEMBER 31, 2000........      (9,672)     (4,112,100)   (40,178)      700,095
Conversion of Edgewood and 5%
  convertible notes...............          --              --         --           828
Exercise of options...............          --              --         --           268
Sales of stock under Employee
  Stock Discount Purchase Plan....          --              --         --         1,169
Deferred Income Stock Plan
  deferrals.......................          --         479,337         --            --
Restricted stock issued in
  exchange for stock options......          --              --         --            --
Private placement of common
  stock...........................          --       3,632,763     40,178        37,461
Net loss..........................          --              --         --
Other comprehensive loss:
  Foreign currency translation
    adjustment....................      (2,115)             --         --
  Transition adjustment relating
    to loss on qualifying cash
    flow hedges...................      (4,200)             --         --
  Unrealized loss on qualifying
    cash flow hedges..............      (4,102)             --         --
  Minimum pension liability.......     (14,472)             --         --
Total comprehensive loss..........                                             (292,413)
                                      --------      ----------   --------     ---------
BALANCE, DECEMBER 31, 2001........     (34,561)             --         --       447,408
Exercise of options...............          --              --         --         1,656
Sales of stock under Employee
  Stock Discount Purchase Plan....          --              --         --         1,425
Deferred Income Stock Plan
  deferrals.......................          --              --         --            --
Deferred Income Stock Plan
  distributions...................          --              --         --         3,781
Restricted stock grants earned and
  forfeited.......................          --              --         --         1,966
Issuance of common stock..........          --              --         --       222,620
Repurchase of common stock........          --      (9,827,800)   (59,860)      (59,860)
Net loss..........................          --              --         --
Other comprehensive income (loss):
  Foreign currency translation
    adjustment....................      19,915              --         --
  Unrealized loss on qualifying
    cash flow hedges..............      (4,521)             --         --
  Minimum pension liability.......     (24,708)             --         --
Total comprehensive loss..........                                             (106,920)
                                      --------      ----------   --------     ---------
BALANCE, DECEMBER 31, 2002........    $(43,875)     (9,827,800)  $(59,860)    $ 512,076
                                      ========      ==========   ========     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2002          2001          2000
                                                        -----------   -----------   -----------
                                                                (AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income (loss)...................................  $   (97,606)  $  (267,524)  $    13,434
  Adjustments required to reconcile net income (loss)
     to net cash provided by operating activities:
     Cumulative effect of change in accounting
       principle, net.................................      112,786            --            --
     Restructuring and asset impairment charge, net...       61,125       383,739       141,326
     Depreciation and amortization....................      140,859       159,893       144,805
     Deferred income tax expense (benefit)............        2,107       (80,758)      (23,373)
     Extraordinary loss on extinguishment of debt,
       net............................................           --            --         2,988
     Gain on sale of plant............................       (3,839)           --            --
     Equity in earnings of joint ventures, net........      (16,822)      (17,250)      (22,480)
     Change in other operating items:
       Accounts receivable............................      (33,638)       74,515       111,706
       Inventories....................................      (20,538)       21,415         6,789
       Prepaid tooling and other......................      (36,486)      129,339      (115,780)
       Accounts payable and accrued liabilities.......       83,314       148,802      (119,763)
       Other assets and liabilities...................      (60,310)      (38,356)      (47,004)
                                                        -----------   -----------   -----------
       Net cash provided by operating activities......      130,952       513,815        92,648
                                                        -----------   -----------   -----------
INVESTING ACTIVITIES:
  Capital expenditures, net...........................     (158,964)     (193,955)      (93,588)
  Acquisitions, net of cash acquired, including joint
     venture interests and earnout payments...........      (40,802)       (5,418)     (228,547)
  Net proceeds from divestitures......................        4,004            --        55,353
  Proceeds from sale of fixed assets..................       50,313            --            --
                                                        -----------   -----------   -----------
          Net cash used for investing activities......     (145,449)     (199,373)     (266,782)
                                                        -----------   -----------   -----------
FINANCING ACTIVITIES:
  Proceeds from borrowings............................    2,038,037     2,308,821     3,372,311
  Repayments of debt..................................   (2,197,449)   (2,643,860)   (3,299,737)
  Net proceeds from issuance of senior Euro notes.....           --            --       134,700
  Net proceeds from issuance of common stock..........      225,701        38,991         6,794
  Payments for repurchase of common stock.............      (59,860)           --       (40,178)
                                                        -----------   -----------   -----------
          Net cash provided by (used for) financing
            activities................................        6,429      (296,048)      173,890
                                                        -----------   -----------   -----------
Net Change in Cash and Cash Equivalents...............       (8,068)       18,394          (244)
Cash and Cash Equivalents, beginning of year..........       21,767         3,373         3,617
                                                        -----------   -----------   -----------
Cash and Cash Equivalents, end of year................  $    13,699   $    21,767   $     3,373
                                                        ===========   ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid, net of amounts capitalized........  $    66,095   $    79,099   $    63,776
                                                        ===========   ===========   ===========
     Income taxes (refunded) paid.....................  $   (19,820)  $   (12,853)  $    18,808
                                                        ===========   ===========   ===========
NON CASH FINANCING ACTIVITIES:
  Notes payable converted to common stock.............  $        --   $       828   $        --
                                                        ===========   ===========   ===========
  Deferred Income Stock Plan..........................  $     1,387   $     1,279   $     4,458
                                                        ===========   ===========   ===========
  Issuance of restricted stock for options............  $        --   $     5,350   $        --
                                                        ===========   ===========   ===========
  Debt assumed by buyer upon sale of plant............  $    11,923   $        --   $        --
                                                        ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BASIS OF PRESENTATION:

     Tower Automotive, Inc. and Subsidiaries (the "Company") produces a broad range of assemblies and modules for vehicle frames, upper body structures and suspension systems for the global automotive industry. Including both wholly-owned subsidiaries and investments in joint ventures, the Company has facilities in the United States, Canada, Italy, Germany, Belgium, Poland, France, Spain, Brazil, India, Slovakia, Korea, Japan, China, and Mexico.

2.  SIGNIFICANT ACCOUNTING POLICIES:

  PRINCIPLES OF CONSOLIDATION:

     The accompanying consolidated financial statements include the accounts of Tower Automotive, Inc., its wholly-owned subsidiaries, and its majority-owned and majority-controlled investments. All material intercompany accounts and transactions have been eliminated in consolidation.

     The Company owns a 60 percent joint venture interest in Tower Golden Ring, which produces certain parts in China. The remaining 40 percent of the joint venture is owned by unrelated third parties. Prior to the third quarter of 2001, this investment was accounted for using the equity method since all significant business decisions required the approval of 80 percent of the joint venture partners. During the third quarter of 2001, the Company determined that its relationship with the other investors and the fact that representatives appointed by the Company hold key management positions within the joint venture allowed it to exercise significant control over significant business decisions. As a result, this joint venture was consolidated effective as of the third quarter of 2001. The Company's investments in Metalsa and Yorozu are accounted for using the equity method.

  CASH AND CASH EQUIVALENTS:

     Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less. Cash equivalents are stated at cost which approximates fair value.

  SUBORDINATED INTEREST IN ACCOUNTS RECEIVABLE:

     In June 2001, the Company entered into a financing agreement whereby its domestic operating units sell eligible customer receivables on an ongoing basis to a newly formed, fully consolidated, financing entity. The financing entity subsequently sells its interest in the receivables to a third party funding agent in exchange for cash and a subordinated interest in the unfunded transferred receivables. The Company acts as an administrative agent in the management and collection of accounts receivable sold.

     At December 31, 2002, the Company sold approximately $118.0 million of net accounts receivable in exchange for $17.5 million of cash and a retained subordinated interest in the receivables sold of approximately $100.5 million. The receivables sold represented amounts owed to the Company from customers as of November 30, 2002. The majority of such receivables were collected in December 2002 and as a result, the Company's retained interest in accounts receivable is not significant as of December 31, 2002 and is not presented separately from accounts receivable. As of December 31, 2002, the Company recorded a liability to the funding agent of $17.5 million, which represents receivables for which the Company has received collections from customers and are required to be submitted to the funding agent. Settlement of amounts due to the funding agent, as well as the cost of funding at a rate of approximately 7.6 percent, occurs during the month subsequent to the sale of the receivables.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

  INVENTORIES:

     Inventories are valued at the lower of first-in, first-out ("FIFO") cost or market, and consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
  Raw materials.............................................  $ 64,777   $ 52,579
  Work-in-process...........................................    20,630     24,636
  Finished goods............................................    47,667     35,321
                                                              --------   --------
                                                              $133,074   $112,536
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

                                                                 DECEMBER 31,
                                                              ------------------
                                                                2002      2001
                                                              --------   -------
Reimbursable pre-production design and development costs....  $  9,771   $ 5,628
Customer-owned tooling......................................    56,449    51,019
Supplier-owned tooling......................................    48,253    28,533
                                                              --------   -------
  Total.....................................................  $114,473   $85,180
                                                              ========   =======

     All tooling amounts owned by the customer for which the Company expects reimbursement are recorded in other current and other long-term assets on the accompanying consolidated balance sheet. A loss is recognized if the Company forecasts that the amount of capitalized tooling and design costs exceeds the amount to be realized through the sale of product.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

  PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consisted of the following (in thousands):

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
Land........................................................  $    3,414   $    8,058
Buildings and improvements..................................     403,214      348,200
Machinery and equipment.....................................   1,136,569    1,095,955
Construction in progress....................................     118,595      145,108
                                                              ----------   ----------
                                                               1,661,792    1,597,321
Less-accumulated depreciation...............................    (588,173)    (477,062)
                                                              ----------   ----------
     Property, plant and equipment, net.....................  $1,073,619   $1,120,259
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

     Interest is capitalized during the construction of major facilities and is amortized over their estimated useful lives. Interest of $6.0 million, $14.6 million and $12.9 million was capitalized in 2002, 2001 and 2000, respectively.

     Maintenance and repairs are charged to expense as incurred. Major betterments and improvements which extend the useful life of the related item are capitalized and depreciated. The cost and accumulated depreciation of property, plant and equipment retired or otherwise disposed of are removed from the related accounts, and any residual values after considering proceeds are charged or credited to operations.

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

  GOODWILL:

     Goodwill represents the excess of the purchase price over the fair value of the net assets acquired, and through December 31, 2001, was being amortized on a straight-line basis over 40 years. Effective January 1, 2002, the Company adopted the new rules on accounting for goodwill and other intangible assets under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

     Under SFAS No. 142, the Company designated four reporting units: United States/Canada, Europe, Asia and South America/Mexico. Preliminary procedures under SFAS No. 142 indicated an excess of book value over fair value for the Asia and South America/Mexico reporting units. During the second quarter of 2002, the Company completed its formal valuation procedures under SFAS No. 142, utilizing a combination of valuation techniques including the discounted cash flow approach and the market multiple

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
approach. As a result of this valuation process, the Company recorded a transitional impairment loss of $112.8 million, representing the write-off of all of the Company's existing goodwill in the reporting units of Asia ($29.7 million) and South America/Mexico ($83.1 million). The write-off was recorded as a cumulative effect of a change in accounting principle in the Company's consolidated statements of operations for the year ended December 31, 2002. There was no tax impact since the Company recorded a $24.2 million tax valuation allowance for the deductible portion of the goodwill written off in the reporting unit of South America/Mexico. The Company determined that it was appropriate to record a valuation allowance against the entire amount of the $24.2 million deferred tax asset recognized in adopting SFAS No. 142 given the uncertainty of realization and the lack of historical income in the reporting unit. The Asia goodwill was not deductible for tax purposes.

     Under the adoption of SFAS No. 142, the Company discontinued the amortization of goodwill. The following table presents a reconciliation of net income and earnings per share adjusted for the exclusion of goodwill amortization, net of tax (in thousands, except per share amounts):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   ---------   -------
Reported net income (loss)...........................  $(97,606)  $(267,524)  $13,434
Add: Goodwill amortization, net of tax...............        --      12,859    10,987
                                                       --------   ---------   -------
Adjusted net income (loss)...........................  $(97,606)  $(254,665)  $24,421
                                                       ========   =========   =======
Reported basic earnings (loss) per common share......  $  (1.70)  $   (5.87)  $  0.29
Add: Goodwill amortization, net of tax...............        --        0.28      0.23
                                                       --------   ---------   -------
Adjusted basic earnings (loss) per common share......  $  (1.70)  $   (5.59)  $  0.52
                                                       ========   =========   =======
Reported diluted earnings (loss) per common share....  $  (1.70)  $   (5.87)  $  0.28
Add: Goodwill amortization, net of tax...............        --        0.28      0.23
                                                       --------   ---------   -------
Adjusted diluted earnings (loss) per common share....  $  (1.70)  $   (5.59)  $  0.51
                                                       ========   =========   =======

     The change in the carrying amount of goodwill for the year ended December 31, 2002, by operating segment, is as follows (in thousands):

                                                  UNITED STATES/
                                                      CANADA       INTERNATIONAL     TOTAL
                                                  --------------   -------------   ---------
Balance at December 31, 2001....................     $337,527        $ 229,553     $ 567,080
Transitional impairment loss....................           --         (112,786)     (112,786)
Currency translation adjustment.................         (874)          19,547        18,673
                                                     --------        ---------     ---------
Balance at December 31, 2002....................     $336,653        $ 136,314     $ 472,967
                                                     ========        =========     =========

     During 2001, the Company recorded goodwill and long-lived asset impairment writedown provisions of $333.0 million, pursuant to restructuring of the Company's operations and revised cash flow expectations for the related business units.

  OTHER ASSETS:

     Other assets consist primarily of prepaid rent expense, non-current tooling assets and debt issuance costs. All costs are amortized on a straight-line basis over the term of the related obligations.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and revolving credit facilities approximates fair value because of the short maturity of these instruments. The carrying amount of the Company's long-term debt approximates fair value because of the variability of the interest cost associated with these instruments. The fair value of the Company's Convertible Subordinated Notes and Preferred Securities approximated $178.6 million and $102.8 million, respectively, as of December 31, 2002 and $167.5 million and $111.3 million as of December 31, 2001.

  DERIVATIVE FINANCIAL INSTRUMENTS:

     The Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The effect of this change as of January 1, 2001, was a pretax charge to accumulated other comprehensive loss of $6.8 million ($4.2 million net of income tax benefit).

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

     The interest rate swap contracts are recorded at fair value in the consolidated balance sheet as accrued liabilities and the related gains or losses on these contracts are recorded in stockholders' investment (as a component of accumulated other comprehensive loss). Amounts to be paid or received under the contracts are accrued as interest rates change and are recognized over the life of the contracts as an adjustment to interest expense. The net effect of this accounting is that interest expense on the portion of variable rate debt being hedged is generally recorded based on fixed interest rates.

     During September of 2000, the Company entered into an interest rate swap contract to hedge against interest rate exposure on approximately $160 million of its floating rate indebtedness under its Credit Agreement. The contract has the effect of converting the floating rate interest to a fixed rate of approximately 6.9 percent, plus any applicable margin required under the revolving credit facility. The interest rate swap contract was executed to balance the Company's fixed-rate and floating-rate debt portfolios and expires in September 2005. As of December 31, 2002, this is the only swap contract the Company has outstanding. The fair value of the interest rate swap agreement at December 31, 2002 and 2001 was a liability of $20.4 million and $13.4 million, respectively, representing the cost that would be incurred to terminate the agreement. This swap contract has been designated as a cash flow hedge and there were no gains or losses recorded for any ineffectiveness. The amounts recorded in stockholders' investment are recognized as an adjustment to interest expense over the remaining term of the interest rate swap. In 2003, $9.0 million of the amount recorded in accumulated other comprehensive loss is expected to be reclassified to interest expense.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

  OTHER NONCURRENT LIABILITIES:

     Other noncurrent liabilities consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Post-retirement benefits....................................  $ 71,254   $ 86,382
Purchase accounting reserves................................    19,885     43,119
Pension liability...........................................    60,276     22,264
Minority interest...........................................    16,945     19,305
Customer prepayments on capital.............................    13,221     20,540
Other.......................................................    17,896     10,025
                                                              --------   --------
                                                              $199,477   $201,635
                                                              ========   ========

  REVENUE RECOGNITION AND SALES COMMITMENTS:

     The Company recognizes revenue as its products are shipped to its customers. The Company enters into agreements to produce products for its customers at the beginning of a given vehicle's life. Once such agreements are entered into by the Company, fulfillment of the customers' purchasing requirements is the obligation of the Company for the entire production life of the vehicle, which range from three to ten years, and the Company has no provisions to terminate such contracts. In certain instances, the Company may be committed under existing agreements to supply product to its customers at selling prices which are not sufficient to cover the direct cost to produce such product. In such situations, the Company records a liability for the estimated future amount of such losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and is recorded at the minimum amount necessary to fulfill the Company's obligations to its customers. Losses are discounted and are estimated based upon information available at the time of the estimate, including future production volume estimates, length of the program, selling price and production cost information. For certain design and development projects, the Company recognizes revenues under the percentage of completion method. The amount of revenues recognized under this method is not significant for any period presented.

  INCOME TAXES:

     The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates.

  COMPREHENSIVE INCOME (LOSS):

     Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income (loss) represents net income (loss) adjusted for foreign currency translation adjustments, pension liability adjustments, and gains or losses on qualifying cash flow hedges in accordance with SFAS No. 133.

  SEGMENT REPORTING:

     In accordance with SFAS No. 131, the Company uses the "management approach" to reporting segment disclosures. The management approach designates the internal organization that is used by

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers.

  STOCK OPTIONS:

     The Company accounts for stock options under the provisions of Accounting Principles Board Opinion ("APB") No. 25, under which no compensation expense is recognized when the stock options are granted to employees and directors at fair market value as of the grant date. The Company may also grant stock options to outside consultants. The fair value of these option grants are expensed over the period services are rendered based on the Black-Scholes valuation model.

     As discussed in Note 4, the Company has three stock option plans: the Stock Option Plan, the Long Term Incentive Plan, the Independent Director Stock Option Plan and two stock purchase plans (the Employee Stock Purchase Plan and the Deferred Income Stock Plan). Had compensation cost for these plans been determined as required under SFAS No. 123, "Accounting for Stock-Based Compensation," amended by SFAS No. 148, "Accounting for Stock-Based
Compensation -- Transition and Disclosure," the Company's pro forma net income
(loss) and pro forma earnings (loss) per share would have been as follows (in thousands, except per share data):

                                                         YEARS ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2002        2001       2000
                                                      ---------   ---------   -------
Net income (loss)
  As Reported.......................................  $ (97,606)  $(267,524)  $13,434
  Pro Forma.........................................   (102,924)   (271,396)    5,001
Basic earnings (loss) per share
  As Reported.......................................  $   (1.70)  $   (5.87)  $  0.29
  Pro Forma.........................................      (1.80)      (5.95)     0.11
Diluted earnings (loss) per share
  As Reported.......................................  $   (1.70)  $   (5.87)  $  0.28
  Pro Forma.........................................      (1.80)      (5.95)     0.11

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: Risk free interest rates of 5.02 percent in 2002, 4.88 percent in 2001, and 5.56 to 6.72 percent in 2000; expected life of seven years for 2002, 2001, and 2000; expected volatility of 58 percent in 2002, 52 percent in 2001, and 49 percent in 2000; expected dividends of zero in all years.

  USE OF ESTIMATES:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The actual results could differ from those estimates.

  FOREIGN CURRENCY TRANSLATION:

     Assets and liabilities of the Company's foreign operations are translated into U.S. dollars using the year-end rates of exchange. Results of operations are translated at average rates prevailing throughout the

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
period. Translation gains or losses are reported as a separate component of "accumulated other comprehensive loss" in the accompanying consolidated statements of stockholders' investment.

  RECLASSIFICATIONS:

     Certain prior year amounts were reclassified to conform to the current year presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 will become effective for the Company on January 1, 2003 and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. The Company does not believe that SFAS No. 143 will have a material impact on its consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, this Statement eliminates the requirement that gains and losses from extinguishment of debt be classified as extraordinary items. SFAS No. 145 will become effective for the Company on January 1, 2003. Upon adoption of SFAS No. 145, the Company will reclassify losses on extinguishments of debt that were classified as extraordinary items in prior periods.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than when a company commits to an exit plan as was previously required. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The new standard will result in the Company recognizing liabilities for any future restructuring activities at the time the liability is incurred rather than the past method of recognizing the liability upon the announcement of the plan and communication to colleagues.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company has included the additional disclosures about its method of stock-based compensation in the "Stock Options" section of this note.

     In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of FIN 45 are effective for all guarantees issued or modified after December 31, 2002. The Company has disclosed all guarantees.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of certain variable interest entities that are currently not consolidated. FIN 46 is effective for variable interests created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

For variable interest entities in which the Company holds a variable interest that it acquired before February 1, 2003, the Interpretation applies on July 1, 2003. The Company is currently analyzing the impact of FIN 46 on its balance sheet and results of operations.

3.  RESTRUCTURING AND ASSET IMPAIRMENT CHARGES:

  MILWAUKEE PRESS OPERATIONS (2002 PLAN):

     On January 31, 2002, the Company announced that it would discontinue the remaining stamping and ancillary processes performed at its Milwaukee Press Operations and relocate the remaining work to other Tower locations or Tier II suppliers. The Company substantially completed the transfer process in 2002. As a result of these efforts (the "2002 Plan"), the Company recorded a restructuring charge in the first quarter of 2002 totaling $75.4 million, which reflects the estimated qualifying "exit costs" to be incurred over the next 12 months pertaining to the 2002 Plan. During the fourth quarter 2002, due to a favorable settlement of anticipated other exit costs and an assessment of remaining costs, the Company subsequently reduced the estimates associated with the 2002 and 2001 Plans by $14.3 million, resulting in a net restructuring charge of $61.1 million for 2002.

     The 2002 Plan charge includes costs associated with asset impairments, severance and outplacement costs related to colleague terminations and certain other exit costs. Through December 31, 2002, the Company eliminated approximately 500 colleagues pursuant to the 2002 Plan, consistent with the original estimate. The estimated restructuring charge does not cover certain aspects of the 2002 Plan, including movement of equipment and colleague relocation and training. These costs will be recognized in future periods as incurred.

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

     The accrual for the 2002 Plan is included in accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2002. The table below summarizes the accrued operational realignment and other charges through December 31, 2002 (in millions):

                                                          SEVERANCE AND
                                               ASSET      OUTPLACEMENT    OTHER EXIT
                                            IMPAIRMENTS       COSTS         COSTS      TOTAL
                                            -----------   -------------   ----------   ------
Provision.................................    $ 47.2          $ 8.4         $ 19.8     $ 75.4
Cash usage................................        --           (4.7)          (6.6)     (11.3)
Non-cash charges..........................     (47.2)            --          (11.2)     (58.4)
Revision of estimate......................        --           (0.2)          (1.0)      (1.2)
                                              ------          -----         ------     ------
Balance at December 31, 2002..............    $   --          $ 3.5         $  1.0     $  4.5
                                              ======          =====         ======     ======

     During 2002, the Company charged $11.2 million of other exit costs from the 2002 Plan restructuring reserves for expected remaining pension curtailment costs against the pension liability accrual. As of December 31, 2002, the Company anticipates future cash payments of $4.5 million under the 2002 Plan. The revision in estimate for the 2002 Plan resulted from minor variances in severance and other exit costs experienced during 2002, as compared to the amount initially established in the 2002 Plan. Such revision

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
was credited to the "Restructuring and Asset Impairment Charges" line in the consolidated financial statements.

  SEBEWAING AND MILWAUKEE PRESS OPERATIONS (2001 PLAN):

     In October 2001, the Company's board of directors approved a restructuring of the enterprise that included the closing of the Sebewaing, Michigan facility. In addition, in December 2001, the Company's board of directors approved a restructuring plan that related to the consolidation of technical activities and a reduction of other salaried colleagues in conjunction with a reorganization of the Company's U.S. and Canada operations and the relocation of some component manufacturing from the Company's Milwaukee Press Operations to other Tower locations. As a result of the 2001 Plan, the Company recorded a restructuring charge in the fourth quarter of 2001 of $178.1 million, which reflects the estimated qualifying "exit costs" to be incurred over the next 12 months pertaining to the 2001 Plan. This total reflected a provision of $184.0 million, net of certain revisions in the estimate of the 2000 Plan of $5.9 million, which were reversed in 2001.

     The 2001 Plan charge includes costs associated with asset impairments, severance and outplacement costs related to colleague terminations and certain other exit costs. These activities resulted in a reduction of more than 700 colleagues in the Company's technical and administrative centers in Novi, Rochester Hills, and Grand Rapids, Michigan; Milwaukee, Wisconsin; and its U.S. and Canada manufacturing locations. The estimated restructuring charge does not cover certain aspects of the 2001 Plan, including movement of equipment and colleague relocation and training. These costs will be recognized in future periods as incurred.

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

     The write-off of assets having a total book value of $127.4 million included $87.5 million of goodwill associated with Sebewaing and Milwaukee Press Operations, $20.6 million of property, plant and equipment associated with the Sebewaing operations and $12.1 million of property, plant and equipment associated with the Milwaukee Press Operations business that was discontinued. Additionally, there was $7.2 million of property and building write downs associated with the decision to consolidate the Company's technical centers. As of December 31, 2002, the Company anticipates future cash payments of $9.3 million under the 2001 Plan.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

     The accrual for the 2001 Plan is included in accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2002 and 2001. The table below summarizes the accrued operational realignment and accrued other charges related to the 2001 Plan through December 31, 2002 (in millions):

                                                         SEVERANCE AND
                                              ASSET      OUTPLACEMENT    OTHER EXIT
                                           IMPAIRMENTS       COSTS         COSTS       TOTAL
                                           -----------   -------------   ----------   -------
Provision................................    $ 127.4        $ 24.6         $ 32.0     $ 184.0
Cash usage...............................         --          (0.7)          (0.6)       (1.3)
Non cash charges.........................     (127.4)           --             --      (127.4)
                                             -------        ------         ------     -------
Balance at December 31, 2001.............         --          23.9           31.4        55.3
Cash usage...............................         --         (22.2)          (3.6)      (25.8)
Non cash charges.........................         --            --           (7.1)       (7.1)
Revision of estimate.....................         --          (0.7)         (12.4)      (13.1)
                                             -------        ------         ------     -------
Balance at December 31, 2002.............    $    --        $  1.0         $  8.3     $   9.3
                                             =======        ======         ======     =======

     During 2002, the Company charged $7.1 million for expected special termination benefits to be paid out in the future from the 2001 Plan restructuring reserve against the pension liability accrual. The revision in estimate for the 2001 Plan resulted from a legal settlement negotiated in December 2002 with A.O. Smith, which allocated the cost of certain supplemental early retirement benefits to colleagues at the Press Operations and Heavy Truck Operations in Milwaukee. The impact of this legal settlement was to substantially reduce the cost of actuarial pension benefits due to colleagues terminated under the 2001 Plan. This difference of $11.1 million was credited to the "Restructuring and Asset Impairment Charges" line in the consolidated financial statements. Certain other revisions in estimate of $2.0 million related to minor variances in the execution of the 2001 Plan and were accounted for in a similar manner.

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

     The Company anticipated this charge would require cash payments of approximately $37.6 million combined with the write-off of assets having a book value of approximately $103.7 million. Actual amounts

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
have been revised by $5.9 million compared to the original estimate. The assets written off included Milwaukee heavy truck rail manufacturing machinery and equipment of approximately $47.3 million, Milwaukee and corporate campus support operating assets of approximately $46.1 million, Kalamazoo stamping operation's land, buildings and equipment of approximately $5.7 million and Granite City stamping, machinery and equipment of $4.6 million.

     The accrual for the 2000 Plan was fully utilized as of December 31, 2001. The table below summarizes the accrued operational realignment and other charges through December 31, 2001 (in millions):

                                               SEVERANCE AND
                                    ASSET      OUTPLACEMENT      LOSS      OTHER EXIT
                                 IMPAIRMENTS       COSTS       CONTRACTS     COSTS       TOTAL
                                 -----------   -------------   ---------   ----------   -------
Provision......................    $ 103.7        $ 25.2         $ 8.1       $ 4.3      $ 141.3
Cash usage.....................         --          (8.7)         (2.5)       (0.3)       (11.5)
Non cash charges...............     (103.7)           --            --          --       (103.7)
                                   -------        ------         -----       -----      -------
Balance at December 31, 2000...         --          16.5           5.6         4.0         26.1
Cash usage.....................         --         (13.6)         (4.2)       (2.4)       (20.2)
Revision of estimate...........         --          (2.9)         (1.4)       (1.6)        (5.9)
                                   -------        ------         -----       -----      -------
Balance at December 31, 2001...    $    --        $   --         $  --       $  --      $    --
                                   =======        ======         =====       =====      =======

  NON-RESTRUCTURING ASSET IMPAIRMENTS:

     The restructuring and asset impairment charges line on the accompanying consolidated statements of operations is comprised of both restructuring and non-restructuring related asset impairments. The components of that line are as follows for each of the three years ending December 31, 2002 (in millions):

                                                              2002     2001     2000
                                                             ------   ------   ------
Restructuring and related asset impairments, net...........  $ 75.4   $184.0   $141.3
Revision of estimate.......................................   (14.3)    (5.9)      --
Other goodwill and asset impairments.......................      --    205.6       --
                                                             ------   ------   ------
Total......................................................  $ 61.1   $383.7   $141.3
                                                             ======   ======   ======

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

     The total of the other goodwill and asset impairment charges recorded in 2001 is as follows (in millions):

Goodwill writedown..........................................  $108.6
Other asset impairments.....................................    50.7
Investment in J.L. French impairment........................    46.3
                                                              ------
     Total..................................................  $205.6
                                                              ======

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

4.  STOCKHOLDERS' INVESTMENT:

  SALE OF COMMON STOCK:

     In May 2002, the Company completed an underwritten primary offering of
17.25 million shares of Tower Automotive, Inc. common stock, which included the exercise of the underwriters' over-allotment option to acquire 2.25 million shares. The net proceeds from the offering were $222.4 million, based on an offering price of $13.75 per share. The Company has used the net proceeds to repay borrowings under its Credit Agreement.

     In August 2001, the Company issued 3.6 million shares of Tower Automotive, Inc. common stock at a price of $11.00 per share in a private placement transaction. The Company used the net proceeds of approximately $37.5 million to repay outstanding indebtedness under its Credit Agreement.

  STOCK REPURCHASE:

     In May 2000, the Company announced that its board of directors approved the purchase of up to $100 million of its Common Stock in the open market at times and amounts to be determined by the Company. During 2000, the Company repurchased approximately 4.1 million shares at a total cost of $40.1 million. In August 2002, the Company announced its plan to resume its stock repurchase program. During 2002, approximately 9.8 million shares, at a total cost of $59.9 million were purchased to complete the total board-approved amount. Repurchased shares are placed in treasury until subsequently reissued for general corporate purposes.

  EARNINGS PER SHARE:

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share for the year ended December 31, 2000 was calculated on the assumption that the Edgewood notes were converted at the beginning of the period. The Convertible Subordinated Notes and Preferred Securities were not included in the computation of earnings per share for the years ended December 31, 2002, 2001, and 2000 due to their anti-dilutive effect. In addition, common stock equivalents relating to options and the Edgewood notes totaling approximately 63,000 and 230,000 shares, using the treasury stock method, were excluded from the calculation of earnings per share in 2002 and 2001, respectively, because their impact was anti-dilutive.

                                                              YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                          2002           2001          2000
                                                       -----------   ------------   ----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss)....................................   $(97,606)     $(267,524)     $13,434
Interest expense on Edgewood notes, net of tax.......         --             --           30
                                                        --------      ---------      -------
Net income (loss) applicable to common stockholders--
  diluted............................................   $(97,606)     $(267,524)     $13,464
                                                        ========      =========      =======

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                                                              YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2002        2001        2000
                                                          ---------   ---------   ---------
                                                           (IN THOUSANDS, EXCEPT PER SHARE
                                                                        DATA)
Weighted average number of common shares outstanding....    57,329      45,597      47,100
Dilutive effect of outstanding stock options and
  warrants after application of the treasury stock
  method................................................        --          --         171
Dilutive effect of Edgewood notes, assuming
  conversion............................................        --          --         289
                                                           -------     -------     -------
Weighted average number of diluted shares outstanding...    57,329      45,597      47,560
                                                           =======     =======     =======
Basic earnings (loss) per share.........................   $ (1.70)    $ (5.87)    $  0.29
                                                           =======     =======     =======
Diluted earnings (loss) per share.......................   $ (1.70)    $ (5.87)    $  0.28
                                                           =======     =======     =======

  STOCK OPTION PLAN:

     The Company adopted and the shareholders approved the 1994 Key Employee Stock Option Plan (the "Stock Option Plan"), under which any person who is a full-time, salaried employee of the Company (excluding non-management directors) is eligible to participate (a "Colleague Participant"). A committee of the Board of Directors selects the Colleague Participants and determines the terms and conditions of the options. The Stock Option Plan provides for the issuance of options to purchase up to 3,000,000 shares of Common Stock at exercise prices equal to the market price on the date of grant, subject to certain adjustments reflecting changes in the Company's capitalization. Information regarding the Stock Option Plan is as follows:

                                                                               WEIGHTED
                                                                  WEIGHTED   AVERAGE FAIR
                                      SHARES                      AVERAGE      VALUE OF     EXERCISABLE
                                      UNDER                       EXERCISE     OPTIONS       AT END OF
                                      OPTION     EXERCISE PRICE    PRICE       GRANTED         YEAR
                                    ----------   --------------   --------   ------------   -----------
Outstanding, December 31, 1999....   2,442,850   $ 4.00 - 25.75    $13.07       $9.51         552,475
  Exercised.......................     (56,000)     4.00 - 7.56      6.48
  Forfeited.......................    (366,500)    4.00 - 25.75     19.20
                                    ----------   --------------    ------
Outstanding, December 31, 2000....   2,020,350     4.00 - 22.97     19.00        9.72         978,725
  Exercised.......................     (42,750)     4.00 - 7.56      6.60
  Converted to restricted stock...  (1,251,500)   17.13 - 22.97     19.98
  Forfeited.......................    (223,500)    4.00 - 22.97     19.70
                                    ----------   --------------    ------
Outstanding, December 31, 2001....     502,600     4.00 - 22.97     17.29        8.85         378,600
  Exercised.......................     (75,000)     4.00 - 7.56      6.11
  Forfeited.......................    (201,250)   17.13 - 22.97     19.93
                                    ----------   --------------    ------
Outstanding, December 31, 2002....     226,350   $ 4.00 - 22.97    $18.65       $9.36         205,913
                                    ==========   ==============    ======

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

     The following table summarizes information about stock options outstanding at December 31, 2002:

                                     OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                  NUMBER      ---------------------------------   ----------------------------
   RANGE OF     OUTSTANDING   WEIGHTED-AVERAGE     WEIGHTED-        NUMBER        WEIGHTED-
 EXERCISABLE        AT           REMAINING          AVERAGE       EXERCISABLE      AVERAGE
   OPTIONS       12/31/02     CONTRACTUAL LIFE   EXERCISE PRICE    12/31/02     EXERCISE PRICE
--------------  -----------   ----------------   --------------   -----------   --------------
$         4.00      2,100           2.2              $ 4.00           2,100         $ 4.00
          7.56      8,500           3.1                7.56           8,500           7.56
 17.13 - 22.97    215,750           5.7               19.23         195,313          19.22

     The weighted average exercise price of options exercisable at the end of the year was $18.59 at December 31, 2002, $16.59 at December 31, 2001 and $18.13 at December 31, 2000. The weighted average remaining contractual life of outstanding options was 5.6 years at December 31, 2002, 6.1 years at December 31, 2001 and 7.3 years at December 31, 2000.

     All options granted under the Stock Option Plan have a contractual life of 10 years from the date of grant and vest ratably over a four-year or two-year period from the date of grant.

     In March 1999, the Company's board of directors adopted and shareholders approved the Tower Automotive Inc. Long Term Incentive Plan ("Incentive Plan"). The Incentive Plan is designed to promote the long-term success of the Company through stock based compensation by aligning the interests of participants with those of its stockholders. Eligible participants under the Incentive Plan include key company colleagues, directors, and outside consultants. Awards under the Incentive Plan may include stock options, stock appreciation rights, performance shares, and other stock based awards. The Incentive Plan provides for the issuance of up to 3,000,000 shares of common stock. A committee of the board of directors is responsible for administration, participant selection, and determination of terms and conditions of the Incentive Plan.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

     Information regarding the Incentive Plan is as follows:

                                                                          WEIGHTED
                                                             WEIGHTED   AVERAGE FAIR
                                 SHARES                      AVERAGE      VALUE OF     EXERCISABLE
                                  UNDER                      EXERCISE     OPTIONS       AT END OF
                                 OPTION     EXERCISE PRICE    PRICE       GRANTED         YEAR
                                ---------   --------------   --------   ------------   -----------
Outstanding, December 31,
  1999........................    526,490   $19.25 - 26.81    $20.99       $9.08              --
  Granted.....................  1,315,480            13.19     13.19
  Granted.....................    120,000            15.56     15.56
  Granted.....................     60,000            12.06     12.06
  Granted.....................      5,000            11.94     11.94
  Granted.....................      5,000             9.63      9.63
  Granted.....................      5,000            10.75     10.75
  Granted.....................     10,000            10.19     10.19
  Granted.....................    120,000             9.13      9.13
  Forfeited...................   (179,000)   13.19 - 19.25     18.44
                                ---------   --------------    ------
Outstanding, December 31,
  2000........................  1,987,970     9.13 - 26.81     14.61        7.94          70,000
  Granted.....................    918,450            11.33     11.33
  Converted to restricted
     stock....................   (252,000)           19.25     19.25
  Forfeited...................   (273,450)    9.13 - 13.19     10.62
                                ---------   --------------    ------
Outstanding, December 31,
  2001........................  2,380,970     9.63 - 26.81     13.36        7.48         373,783
  Granted.....................    859,050            13.75     13.75
  Exercised...................    (33,400)   11.33 - 13.19     12.87
  Forfeited...................   (249,175)   10.19 - 19.25     13.62
                                ---------   --------------    ------
Outstanding, December 31,
  2002........................  2,957,445   $ 9.63 - 26.81    $13.46       $7.79         925,605
                                =========   ==============    ======

     The following table summarizes information about stock options outstanding at December 31, 2002:

                                         OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                     NUMBER      -----------------------------------   ------------------------------
     RANGE OF      OUTSTANDING   WEIGHTED-AVERAGE                        NUMBER
   EXERCISABLE         AT           REMAINING       WEIGHTED-AVERAGE   EXERCISABLE   WEIGHTED-AVERAGE
     OPTIONS        12/31/02     CONTRACTUAL LIFE    EXERCISE PRICE     12/31/02      EXERCISE PRICE
  --------------   -----------   ----------------   ----------------   -----------   ----------------
   $9.63 - 13.75    2,770,955          8.2               $13.20          771,615          $13.33
           15.56       65,000          7.4                15.56           32,500           15.56
           26.81      121,490          6.3                26.81          121,490           26.81

     Options granted in each of the past three years have a remaining contractual life of five to 10 years and vest ratably over a four-year period from the date of grant. The weighted average exercise price of options exercisable at the end of the year was $14.63 at December 31, 2002, $13.65 at December 31, 2001, and $19.25 at December 31, 2000. The weighted average remaining contractual life of outstanding options was 8.1 years at December 31, 2002, 8.5 years at December 31, 2001 and 9.1 years at December 31, 2000.

  INDEPENDENT DIRECTOR STOCK OPTION PLAN:

     In February 1996, the Company's Board of Directors approved the Tower Automotive, Inc. Independent Director Stock Option Plan (the "Director Option Plan") that provides for the issuance of options to Independent Directors, as defined, to acquire up to 200,000 shares of the Company's Common Stock, subject to certain adjustments reflecting changes in the Company's capitalization. The option

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
exercise price must be at least equal to the fair value of the Common Stock at the time the option is granted. Vesting is determined by the board of directors at the date of grant and in no event can be less than six months from the date of grant. Information regarding the Director Option Plan is as follows:

                                                                         WEIGHTED
                                                            WEIGHTED   AVERAGE FAIR
                                 SHARES                     AVERAGE      VALUE OF     EXERCISABLE
                                  UNDER                     EXERCISE     OPTIONS       AT END OF
                                 OPTION    EXERCISE PRICE    PRICE       GRANTED         YEAR
                                 -------   --------------   --------   ------------   -----------
Outstanding, December 31,
  1999.........................  163,000   $  7.56-22.97     $16.32       $8.70          90,600
  Forfeited....................  (41,000)     7.56-22.97      15.37
                                 -------   -------------     ------
Outstanding, December 31,
  2000.........................  122,000      7.56-22.97      16.64        8.80          91,200
  Forfeited....................   (6,800)          19.25      19.25
                                 -------   -------------     ------
Outstanding, December 31,
  2001.........................  115,200      7.56-22.97      16.49        8.75         108,400
  Exercised....................  (15,000)           7.56       7.56
                                 -------   -------------     ------
Outstanding, December 31,
  2002.........................  100,200     $7.56-22.97     $17.82       $9.42         100,200
                                 =======   =============     ======

     The following table summarizes information about stock options outstanding at December 31, 2002:

                                         OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                 -----------------------------------   ------------------------------
     RANGE OF        NUMBER      WEIGHTED-AVERAGE                        NUMBER
   EXERCISABLE     OUTSTANDING      REMAINING       WEIGHTED-AVERAGE   EXERCISABLE   WEIGHTED-AVERAGE
     OPTIONS       AT 12/31/02   CONTRACTUAL LIFE    EXERCISE PRICE     12/31/02      EXERCISE PRICE
  --------------   -----------   ----------------   ----------------   -----------   ----------------
  $         7.56     15,000            3.1               $7.56           15,000           $7.56
   18.94 - 22.97     85,200            5.1               19.60           85,200           19.63

     The weighted average exercise price of options exercisable at the end of the year was $17.82 at December 31, 2002, $16.31 at December 31, 2001 and $15.59 at December 31, 2000. The weighted average remaining contractual life of outstanding options was 4.8 years at December 31, 2002, 5.6 years at December 31, 2001 and 6.7 years at December 31, 2000.

  EMPLOYEE STOCK PURCHASE PLAN:

     The Company also sponsors an employee stock discount purchase plan which provides for the sale, to colleagues only, of up to 1,400,000 shares of the Company's Common Stock at discounted purchase prices, subject to certain limitations. The cost per share under this plan is 85 percent of the market value of the Company's Common Stock at the date of purchase, as defined. During the year ended December 31, 2002, 222,145 shares of Common Stock were issued to colleagues pursuant to this plan, 172,502 shares of Common Stock were issued during the year ended December 31, 2001, and 224,342 shares of Common Stock were issued during the year ended December 31, 2000. The weighted average fair value of shares sold in 2002, 2001, and 2000 was $6.43, $6.64, and $11.23, respectively.

  DEFERRED STOCK PLANS:

     The Company sponsors the Tower Automotive, Inc. Key Leadership Deferred Income Stock Purchase Plan and the Tower Automotive, Inc. Director Deferred Stock Purchase Plan (the "Deferred Stock Plans"), which allow certain colleagues to defer receipt of all or a portion of their annual cash bonus and outside directors to defer all or a portion of their annual retainer. The Company makes a matching contribution of one-third of the deferral. The Company matching contribution vests on the 15th day of December of the second plan year following the date of the deferral. In accordance with the terms of the plans, the deferral and Company's matching contribution may be placed in a "Rabbi" trust, which invests solely in the Company's Common Stock. This trust arrangement offers a degree of assurance for ultimate

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
payment of benefits without causing constructive receipt for income tax purposes. Distributions from the trust can only be made in the form of the Company's Common Stock. The assets in the trust remain subject to the claims of creditors of the Company and are not the property of the colleague or outside director; therefore, they are included as a separate component of stockholders' investment under the caption "deferred compensation plans". Under these plans, $1.4 million, $1.3 million and $4.5 million were deferred during the years ended December 31, 2002, 2001 and 2000, respectively. The Company expensed $0.6 million related to the employer match of these plans during the year ended December 31, 2002.

  RESTRICTED STOCK:

     In July 2001, the Company offered to its existing colleagues, and designated consultants, the right to exchange certain Company stock options, having an exercise price of $17.125 or more, for shares of restricted stock. As a result of the offer, effective September 17, 2001, the Company issued approximately 530,671 shares of its common stock, subject to certain restrictions and risks of forfeiture, in exchange for the surrender of options to purchase a total of 1,503,500 shares of the Company's Common Stock. The cost of this exchange was recorded in stockholders' investment as deferred compensation based upon the fair value of stock issued and is being expensed over the vesting period. During the year ended December 31, 2002, 575 shares vested and 61,003 shares were forfeited. As of December 31, 2002, 469,093 shares remain restricted.

  SUPPLEMENTAL RETIREMENT PLAN:

     During 2001, the Company's board of directors approved the Tower Automotive Supplemental Retirement Plan (the "Supplemental Retirement Plan"), which allows certain colleagues who are restricted in their contributions to the Tower Automotive Retirement Plan by certain statutory benefit limitations to defer receipt of all or a portion of their annual cash compensation. The Company makes a matching contribution based on the terms of the plan. A portion of the Company's matching contributions vests immediately and a portion vests on the first day of the third plan year following the date of the employee's deferral.

  OTHER COMMON STOCK EQUIVALENTS:

     In connection with the acquisition of Edgewood Tool and Manufacturing Company ("Edgewood") in May 1994, the Company issued options to acquire 205,968 shares of Common Stock at an exercise price of $3.28 per share. All of these options were exercised during the year ended December 31, 2002.

     In connection with the acquisition of MSTI in May 1996, the Company issued warrants to MascoTech, Inc. ("MascoTech") to acquire 400,000 shares of Common Stock at an exercise price of $9 per share. In May 2000, MascoTech exercised all of the warrants outstanding under this agreement.

     In addition, the Company has Convertible Subordinated Notes outstanding as discussed in Note 8, and Convertible Preferred Securities as discussed in Note 5.

  DIVIDENDS:

     The Company has not declared or paid any cash dividends in the past. The covenant conditions contained in the Credit Agreement limit the Company's ability to pay dividends.

5.  MANDATORILY REDEEMABLE TRUST CONVERTIBLE PREFERRED SECURITIES:

     On June 9, 1998, Tower Automotive Capital Trust (the "Preferred Issuer"), a wholly owned statutory business trust of the Company, completed the offering of $258.8 million of its 6 3/4 percent Trust Convertible Preferred Securities ("Preferred Securities"), resulting in net proceeds of approximately

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

$249.7 million. The Preferred Securities are redeemable, in whole or in part, on or after June 30, 2001 and all Preferred Securities must be redeemed no later than June 30, 2018. The Preferred Securities are convertible, at the option of the holder, into common stock of the Company at a rate of 1.6280 shares of common stock for each Preferred Security, which is equivalent to a conversion price of $30.713 per share. The net proceeds of the offering were used to repay outstanding indebtedness. Minority interest reflected in the accompanying consolidated statements of operations represents dividends on the Preferred Securities at a rate of 6 3/4 percent, net of income tax benefits at the Company's incremental tax rate of 35 percent in 2002, 39 percent in 2001, and 40 percent in 2000.

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

     Effective January 1, 2000, the Company acquired all of the outstanding shares of Dr. Meleghy GmbH & Co. KG Werkzeugbau und Presswerk, Bergisch Gladbach ("Dr. Meleghy") for approximately $86 million plus earnout payments of $26.9 million paid in 2002 and $2.7 million paid in 2001. Dr. Meleghy designs and produces structural stampings, assemblies, exposed surface panels and modules to the European automotive industry. Dr. Meleghy also designs and manufactures tools and dies for use in its production and for the external market. Dr. Meleghy operates three facilities in Germany and one facility in both Hungary and Poland. Dr. Meleghy's main customers include DaimlerChrysler, Audi, Volkswagen, Ford, Opel, and BMW. Products offered by Dr. Meleghy include body side panels, floor pan assemblies, and miscellaneous structural stampings.

     On October 29, 1999, the Company invested $21 million for new shares representing a 49 percent equity interest in Seojin Industrial Company Limited ("Seojin"). Seojin is a supplier of frames, modules and structural components to the Korean automotive industry. In addition, the Company advanced $19

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
million to Seojin in exchange for variable rate convertible bonds (the "Bonds") due October 30, 2009. The conversion rate was based on a predetermined formula that would increase the Company's equity interest to 66 percent. On October 31, 2000, the Company exercised its right to convert the bonds into 17 percent of the common stock of Seojin. Based upon the formula for conversion of the Seojin bonds, the Company paid an additional $1.2 million for the 17 percent equity interest.

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

     In conjunction with its acquisitions, reserves have been established for certain costs associated with facility shutdown and consolidation activities, for general and payroll related costs primarily for planned employee termination activities, and for provisions for acquired loss contracts. A rollforward of these reserves is as follows (in millions):

                                                     FACILITY         PAYROLL        LOSS
                                                  SHUTDOWN COSTS   RELATED COSTS   CONTRACTS
                                                  --------------   -------------   ---------
December 31, 2000...............................      $ 7.3            $ 3.8        $ 28.7
  Utilization...................................       (2.1)            (2.7)        (11.7)
                                                      -----            -----        ------
December 31, 2001...............................      $ 5.2            $ 1.1        $ 17.0
  Utilization...................................       (0.7)            (1.1)         (3.9)
  Revision of estimate..........................         --               --          (7.0)
                                                      -----            -----        ------
December 31, 2002...............................      $ 4.5            $  --        $  6.1
                                                      =====            =====        ======

     The timing of facility shutdown and consolidation activities was adjusted from the Company's original plans to reflect customer concerns with supply interruption. As of December 31, 2002, all of the identified facilities have been shutdown, but the Company continues to incur costs related to maintenance, taxes and other costs related to buildings that are held for sale. The Company's acquisition reserves have been utilized as originally intended and management believes the liabilities recorded for shutdown and consolidation activities are adequate but not excessive as of December 31, 2002.

     In 2002, the Company revised its accrual for estimated loss contracts to reflect the discontinuance of certain contracts that the Company was fulfilling at a loss, and the reduction of costs associated with remaining loss contracts which were transferred to lower cost locations as part of the Company's restructuring activities. Additionally, environmental and other reserves decreased by $2.8 million based on an analysis of outstanding exposures.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

     A reconciliation of the purchase accounting liabilities detailed in the table above to the total purchase accounting liabilities shown in Note 2 follows (in millions):

                                                              DECEMBER 31,
                                                              -------------
                                                              2002    2001
                                                              -----   -----
Facility shutdown costs.....................................  $ 4.5   $ 5.2
Payroll-related costs.......................................     --     1.1
Loss contracts..............................................    6.1    17.0
Environmental liabilities...................................    7.1    10.8
Customer obligations........................................     --     2.7
Legal and other.............................................    2.2     6.3
                                                              -----   -----
     Total purchase accounting reserves.....................  $19.9   $43.1
                                                              =====   =====

  INVESTMENT IN JOINT VENTURES:

     On January 2, 2001, the Company invested approximately $2 million in the formation of a prototyping joint venture with Carron Industries. The joint venture, Carron Prototype Center, located in Inkster, Michigan, provided the Company with detail stamping and tooling capabilities and had capacity for full frame prototypes and vehicle builds. During the year ended December 31, 2002, the Company determined that the investment was impaired and recognized a non-cash charge of approximately $0.7 million associated with the write-off of its investment in this joint venture.

     On September 21, 2000, the Company acquired a 17 percent equity interest in Yorozu Corporation ("Yorozu"), a supplier of suspension modules and structural parts to the Asian and North American automotive markets, from Nissan Motor Co. Ltd. ("Nissan"). Yorozu is based in Japan and is publicly traded on the first tier of the Tokyo Stock Exchange. Its principal customers include Nissan, Auto Alliance, General Motors, Ford, and Honda. The Company agreed to pay Nissan approximately $68 million over two and one half years for the original 17 percent interest and an option to increase its holdings in Yorozu by 13.8 percent through the purchase of additional Yorozu shares, which was exercised on February 20, 2001. As of December 31, 2002, $18.3 million remains to be paid under these arrangements and is recorded as indebtedness on the Company's balance sheet. As of December 31, 2002, the traded market value of shares held in Yorozu was $20.3 million and the Company's investment in Yorozu was $62.2 million, as compared with a traded market value of $22.4 million and investment in Yorozu of $60.4 million at the original dates of the investment. The Company has determined that the investment in Yorozu has not suffered an other than temporary decline in market value. This determination is based on the long-term strategic nature of the investment which supported the Company's original investment decision and the fact that the Company believes that there is a significant premium associated with the large block of stock held in Japan.

     In March 23, 2000, the Company invested $2.1 million in the formation of a product technology and development joint venture with Defiance Testing & Engineering Services, Inc., a subsidiary of GenTek Inc. The joint venture, DTA Development, located in Westland, Michigan, provides the Company with product-testing services. Traditionally, the Company utilizes both internal and external product testing extensively to validate complex systems during the development stage of a program. This joint venture allows the Company to have access to a broader and more cost efficient range of testing capabilities. DTA Development blends the benefits of chassis product technology and development activities with leading edge commercial testing services.

     On October 14, 1999, the Company loaned $30.0 million to J. L. French Automotive Castings, Inc., ("J.L. French") in exchange for a convertible subordinated promissory note due October 14, 2009 that

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
bears interest at 7.5 percent. On November 30, 2000, the Company exercised its option to convert the note into 7,124 shares of Class A "1" Common Stock of J.L. French, which has a 7.5 percent pay-in-kind dividend right. Additionally, on November 30, 2000, the Company invested $2.9 million in J.L. French through the purchase of Class P Common Stock, which has an 8 percent pay-in-kind dividend right. On May 24, 2000, the Company invested $11.0 million in J.L. French through the purchase of Class A Common Stock. As discussed in Note 3, the Company evaluated its investment in J.L. French and determined that the investment has been impaired. Due to this impairment, the Company recorded a charge of $46.3 million to write off the entire investment in J.L. French during 2001. At December 31, 2002 and 2001, the Company has an ownership interest of approximately 16 percent in J.L. French. J.L. French's capital structure was reorganized in December 2002. The Company elected not to participate in a new class of stock that now controls J.L. French and as a result, the Company effectively no longer has a substantive ownership interest in J.L. French.

     The Company is a 40 percent partner in Metalsa S. de R.L. ("Metalsa") with Promotora de Empresas Zano, S.A. de C.V. ("Proeza"). Metalsa is the largest supplier of vehicle frames and structures in Mexico. In addition, the parties have entered into a technology sharing arrangement that enables both companies to utilize the latest available product and process technology. Metalsa is headquartered in Monterrey, Mexico and has manufacturing facilities in Monterrey and San Luis Potosi, Mexico. Metalsa's customers include DaimlerChrysler, General Motors, Ford, and Nissan. In connection with the original agreement, the Company paid $120 million to Proeza, with an additional amount of up to $45 million payable based upon net earnings of Metalsa for the years 1998, 1999 and 2000. Based upon Metalsa's 1998 and 1999 net earnings, the Company paid Proeza $9.0 million and $7.9 million of additional consideration during 1999 and 2000, respectively. Based upon Metalsa's 2000 net earnings, the Company paid $9.7 million of additional consideration during 2002.

     Summarized unaudited U.S. GAAP financial information for Metalsa is as follows (in thousands):

                                                                DECEMBER 31,
                                                     ----------------------------------
                                                       2002         2001         2000
                                                     --------   ------------   --------
CONDENSED STATEMENTS OF EARNINGS
  Revenues.........................................  $311,334     $280,543     $258,951
                                                     ========     ========     ========
  Operating income.................................  $ 46,454     $ 31,940     $ 38,355
                                                     ========     ========     ========
  Net income.......................................  $ 34,156     $ 21,520     $ 31,001
                                                     ========     ========     ========
CONDENSED BALANCE SHEETS
  Current assets...................................  $121,554     $115,728     $ 79,182
  Noncurrent assets................................   302,776      303,717      234,105
                                                     --------     --------     --------
                                                     $424,330     $419,445     $313,287
                                                     ========     ========     ========
  Current liabilities..............................  $ 75,456     $ 64,502     $ 58,550
  Noncurrent liabilities...........................   143,214      157,819      105,517
  Stockholders' investment.........................   205,660      197,124      149,220
                                                     --------     --------     --------
                                                     $424,330     $419,445     $313,287
                                                     ========     ========     ========

     The accompanying unaudited consolidated pro forma results of operations for the year ended December 31, 2000 give effect to the following as if they were completed at the beginning of the year: (i) the acquisitions of Algoods, Caterina, Seojin and Presskam, (ii) the refinancing of bank indebtedness under the new senior credit facility (Note 8), and (iii) the completion of the sale of the senior Euro notes and the application of the net proceeds therefrom (Note
8). The unaudited pro forma financial

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
information does not purport to represent what the Company's results of operations would actually have been if such transactions in fact had occurred at such date or to project the Company's results of future operations (in thousands, except per share data):

                                                              PRO FORMA FOR THE YEAR
                                                                ENDED DECEMBER 31,
                                                                       2000
                                                              ----------------------
Revenues....................................................        $2,920,727
Net income..................................................        $    9,276
Basic earnings per share....................................        $     0.20
Diluted earnings per share..................................        $     0.20

     The proforma effect of the Carron joint venture investment or the additional Yorozu joint venture investment in 2001 was not materially different from the actual reported results.

7.  DIVESTITURES:

     On February 1, 2002, the Company sold its Iwahri, Korea plant to a Hyundai affiliate for net proceeds of $4.0 million after fees and debt assumed by the purchaser and realized a gain on sale of the plant of $3.8 million in the first quarter of 2002, that was classified as other income. The net proceeds were used to repay outstanding subsidiary indebtedness. The results of operations of the Iwahri plant, which assembles the Kia Sportage lower vehicle module, are not significant to the operating results of the Company as a whole, and therefore, pro forma financial information has not been provided, as the results would not be materially different. The Company will continue to manufacture body structure components in Korea, including components used in the Kia Sportage module.

     On December 7, 2000, the Company sold its Roanoke, Virginia heavy truck rail manufacturing business (the "Roanoke Heavy Truck Business") to its joint venture partner, Metalsa, for net proceeds of approximately $55 million, which approximated the book value of the net assets sold, plus an earnout of up to $30 million based on achieving certain profit levels over the three years following the sale. Through December 31, 2002, no additional payments have been earned. The net proceeds were used to repay outstanding indebtedness under the revolving credit facility. The results of operations of the Roanoke Heavy Truck Business are not significant to the operating results of the Company as a whole, therefore, pro forma financial information is not deemed significant.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

8.  LONG-TERM DEBT:

     Long-term debt consisted of the following (in thousands):

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
Revolving credit facility, due July 2006, interest at prime
  or LIBOR plus a margin ranging from 0 to 200 basis points
  (2.87 percent at December 31, 2002 and 3.5 percent at
  December 31, 2001)........................................  $  93,800   $   9,300
Revolving credit facility, multi currency borrowings, due
  July 2006, interest at prime or LIBOR plus a margin
  ranging from 0 to 200 basis points (3.33 percent at
  December 31, 2002 and 4.26 percent at December 31, 2001)..     83,503      91,308
Term credit facility, due in quarterly repayments beginning
  March 2005 to July 2006, Interest at prime or LIBOR plus a margin ranging from 0 to 200 basis points (2.91 percent at
  December 31, 2002 and 3.85 percent at December 31,
  2001).....................................................    125,000     325,000
R. J. Tower Corporation 9.25 percent Senior Euro Notes due
  August 2010...............................................    157,440     133,560
Industrial development revenue bonds, due in lump sum
  payments in June 2024 and March 2025, interest payable
  monthly at a rate adjusted weekly by a bond remarketing
  agent (1.60 percent at December 31, 2002 and 2.17 percent
  at December 31, 2001).....................................     43,765      43,765
Convertible Edgewood notes, due May 2003, interest at 5.75
  percent payable quarterly.................................         50          50
Other foreign subsidiary indebtedness, consisting primarily
  of borrowings at Seojin, interest ranging from 4.5 percent
  to 13.3 percent, renewable annually.......................    123,518     136,987
Other.......................................................     18,422      30,474
                                                              ---------   ---------
                                                                645,498     770,444
Less -- Current maturities..................................   (110,278)   (169,360)
                                                              ---------   ---------
                                                              $ 535,220   $ 601,084
                                                              =========   =========

     Future maturities of long-term debt as of December 31, 2002 are as follows (in thousands):


2003........................................................  $110,278
2004........................................................        68
2005........................................................    77,513
2006........................................................   224,803
2007........................................................        --
Thereafter..................................................   232,836
                                                              --------
                                                              $645,498
                                                              ========

     In June 2002, the Company completed an amendment to its senior credit facility (the "Credit Agreement") that permanently reduced borrowings under the facility and deferred the start of the scheduled repayment of its remaining borrowings until March 2005. The amendment reduced the former $1.15 billion facility to a $725 million facility by voluntarily repaying $200 million of the $325 million term loan portion of the facility with proceeds from the Company's May 2002 common stock offering (see Note 4), and reduced capacity under the revolving credit facility from $825 million to $600 million. The Credit Agreement also includes a multi-currency borrowing feature that allows the Company to borrow up to $500 million in certain freely tradable offshore currencies, and letter of credit sublimits of $250 million.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

As of December 31, 2002, approximately $36.4 million of the outstanding borrowings are denominated in Japanese Yen, $31.2 million are denominated in Euro, and $15.9 million are denominated in Canadian dollars. Interest on the Credit Agreement is at the financial institutions' reference rate, LIBOR, or the Eurodollar rate plus a margin ranging from 0 to 200 basis points depending on the ratio of the consolidated funded debt for restricted subsidiaries of the Company to its total EBITDA. The weighted average interest rate for such borrowings was 6.4 percent and 7.0 percent for the years ended December 31, 2002 and 2001, respectively (including the effect of the interest rate swap contract discussed below). The Credit Agreement has a final maturity of 2006.

     As a result of the permanent reduction of borrowing capacity under the amendment, the Company recorded a $2.0 million non-cash charge in 2002 that was classified as a component of other expense for the write-off of deferred financing costs associated with the credit facility. As a result of the July 2000 replacement of a previous $750 million amortizing credit agreement with the $1.15 billion senior unsecured facility, the Company recorded an extraordinary loss, net of tax, of $3.0 million during 2000.

     The Credit Agreement requires the Company to meet certain financial tests, including but not limited to a minimum interest coverage and maximum leverage ratio. The credit agreement limits the Company's ability to pay dividends. As of December 31, 2002, the Company was in compliance with all debt covenants.

     In July 2000, R. J. Tower Corporation (the "Issuer"), a wholly-owned subsidiary of the Company, issued Euro-denominated senior unsecured notes in the amount of E150 million ($157.4 million at December 31, 2002). The notes bear interest at a rate of 9.25 percent, payable semi-annually. The notes rank equally with all of the Company's other senior unsecured and unsubordinated debt. The net proceeds after issuance costs were used to repay a portion of the Company's existing Euro-denominated indebtedness under its credit facility. The notes mature on August 1, 2010.

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

     The Company has designated the swap as a cash flow hedge. Accordingly, gains and losses are recorded in accumulated other comprehensive income (loss), net of income taxes. As of December 31, 2002, there is $12.8 million recorded in accumulated other comprehensive loss related to the cash flow hedge. Derivative liabilities relating to the interest rate swap agreement totaling $20.4 million have been recorded in accrued liabilities on the balance sheet as of December 31, 2002. The fair value of the interest rate swap agreement is based upon the difference between the contractual rates and the present value of the expected future cash flows on the hedged interest rate.

     The $200 million of Convertible Subordinated Notes (the "Notes") bear interest at 5 percent, are unsecured, due on August 1, 2004 and are convertible into Common Stock at a conversion price of $25.88 per share. The Company may make optional redemptions of the Notes after August 1, 2000 at amounts ranging from 102.857 percent to 100.714 percent of face value. In the event of a change in control (as defined), the holders of the Notes may require the Company to redeem the Notes at face value plus accrued interest. Proceeds from the Notes were used to repay outstanding indebtedness under the revolving credit facility.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

9.  INCOME TAXES:

     The provision (benefit) for income taxes consisted of the following (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2002       2001       2000
                                                        -------   --------   --------
Current --
  Domestic............................................  $(4,981)  $    201   $ 19,383
  Foreign.............................................   10,510      7,245      6,609
                                                        -------   --------   --------
     Total............................................    5,529      7,446     25,992
Deferred --
  Domestic............................................    4,321    (75,139)   (13,264)
  Foreign.............................................   (2,214)    (5,619)   (10,109)
                                                        -------   --------   --------
     Total............................................    2,107    (80,758)   (23,373)
                                                        -------   --------   --------
       Total..........................................  $ 7,636   $(73,312)  $  2,619
                                                        =======   ========   ========

     A reconciliation of income taxes computed at the statutory rates to the reported income tax provision (benefit) is as follows (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2002       2001       2000
                                                         -------   ---------   ------
Taxes at federal statutory rates.......................  $ 7,636   $(120,514)  $2,463
Foreign taxes and other................................   (7,252)     (1,226)     852
Effect of permanent differences, primarily interest
  expense and nondeductible goodwill...................     (457)     32,174     (696)
Valuation allowance....................................    7,709      16,254       --
                                                         -------   ---------   ------
  Total................................................  $ 7,636   $ (73,312)  $2,619
                                                         =======   =========   ======

     The summary of income (loss) before provision (benefit) for income taxes, equity in earnings of joint ventures, minority interests, extraordinary item and cumulative effect of accounting change consisted of the following (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   ---------   -------
Domestic.............................................  $(12,246)  $(364,688)  $(4,669)
Foreign..............................................    34,064      20,362    11,706
                                                       --------   ---------   -------
     Total...........................................  $ 21,818   $(344,326)  $ 7,037
                                                       ========   =========   =======

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

     A summary of deferred income tax assets (liabilities) is as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Deferred income tax assets:
  Accrued compensation costs................................  $ 27,536   $ 11,569
  Postretirement benefit obligations........................    30,981     31,952
  Loss contracts............................................     3,770      5,397
  Facility closure and consolidation costs..................    40,548     48,009
  Net operating loss carryforwards and tax credits..........   113,770     76,618
  Investment valuation adjustments..........................    16,254     16,254
  Other reserves and accruals not currently deductible for
     tax purposes...........................................    30,588     10,975
                                                              --------   --------
                                                               263,447    200,774
     Less: Valuation allowance..............................   (48,151)   (16,254)
                                                              --------   --------
     Total deferred income tax assets.......................   215,296    184,520
Deferred income tax liabilities -- fixed asset and goodwill
  lives and methods.........................................   (88,963)   (96,736)
                                                              --------   --------
     Net deferred tax assets................................  $126,333   $ 87,784
                                                              ========   ========

     A $24.2 million valuation allowance was provided during 2002 due to the uncertainty of the use of the tax benefit associated with the writedown of goodwill under FAS 142 related to the Company's Brazil operations. The goodwill writedown and related income tax provision were netted and reported as a cumulative effect of a change in accounting principle in the 2002 Consolidated Statement of Operations. In 2002, a $7.7 million valuation allowance was established due to the uncertainty of realization of certain state tax net operating losses. In 2001, a $16.2 million valuation allowance was provided due to the uncertainty of the use of the tax benefit associated with a specific reserve recorded against the carrying value of a cost-based investment.

     The Company has an alternative minimum tax ("AMT") credit carryforward of approximately $2.7 million. The AMT credit has an indefinite carryforward period. The Company has federal net operating loss carryforwards ("NOL's") of approximately $223.6 million which expire 2020 through 2022 and various state NOL's that expire through 2022.

     The Company has not recorded deferred income taxes applicable to undistributed earnings of its foreign joint venture operations as all such earnings are deemed to be indefinitely reinvested in those operations. If the earnings of such joint ventures were not indefinitely reinvested, a deferred liability would have been required. Total undistributed net earnings from foreign joint ventures totaled $53.5 million at December 31, 2002. Undistributed amounts, if remitted in the future, may not result in additional U.S. income taxes because of the use of available foreign tax credits at that time. The amount of unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries and foreign corporate joint ventures which are permanent in duration is not practicable for the Company to determine.

10.  SEGMENT INFORMATION:

     The Company produces a broad range of assemblies and modules for vehicle body structures and suspension systems for the global automotive industry. These operations have similar characteristics including the nature of products, production processes and customers, and produce lower vehicle structures, body structures (including Class A surfaces), suspension components, and suspension and powertrain

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
modules for the automotive industry. Management reviews the operating results of the Company and makes decisions based upon two operating segments: United States/Canada and International. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see
Note 2). Financial information by segment is as follows (in thousands):

                                                  UNITED STATES/
                                                      CANADA       INTERNATIONAL     TOTAL
                                                  --------------   -------------   ----------
2002:
Revenues........................................    $2,075,222       $679,242      $2,754,464
Interest expense, net...........................        54,814         12,095          66,909
Operating income................................        34,235         55,544          89,779
Total assets....................................     1,747,772        810,113       2,557,885
Capital expenditures, net.......................        95,922         63,042         158,964
Depreciation and amortization expense...........       103,483         37,376         140,859
Restructuring and asset impairment charges,
  net...........................................        57,475          3,650          61,125
Provision (benefit) for income taxes............          (660)         8,296           7,636
2001:
Revenues........................................    $1,777,361       $690,072      $2,467,433
Interest expense, net...........................        61,721         12,044          73,765
Operating income (loss).........................      (315,387)        44,826        (270,561)
Total assets....................................     2,041,851        491,585       2,533,436
Capital expenditures, net.......................       131,455         62,500         193,955
Depreciation and amortization expense...........       126,863         33,030         159,893
Restructuring and asset impairment charges,
  net...........................................       383,739             --         383,739
Provision (benefit) for income taxes............       (74,938)         1,626         (73,312)
2000:
Revenues........................................    $2,163,358       $368,595      $2,531,953
Interest expense, net...........................        57,239          7,472          64,711
Operating income................................        45,463         26,285          71,748
Total assets....................................     2,516,000        376,747       2,892,747
Capital expenditures, net.......................        78,512         15,076          93,588
Depreciation and amortization expense...........       126,011         18,794         144,805
Restructuring and asset impairment charges,
  net...........................................       141,326             --         141,326
Provision (benefit) for income taxes............         6,119         (3,500)          2,619

     The following is a summary of revenues and long-lived assets by geographic location (in thousands):

                                              YEARS ENDED DECEMBER 31 AND END OF YEAR
                            ---------------------------------------------------------------------------
                                     2002                      2001                      2000
                            -----------------------   -----------------------   -----------------------
                                         LONG-LIVED                LONG-LIVED                LONG-LIVED
                             REVENUES      ASSETS      REVENUES      ASSETS      REVENUES      ASSETS
                            ----------   ----------   ----------   ----------   ----------   ----------
United States and
  Canada..................  $2,075,222   $  743,552   $1,777,361   $  852,887   $2,163,358   $  985,215
Europe....................     322,773      176,412      278,789      121,993      256,970      114,920
Asia......................     322,951      180,298      376,040      159,940       91,270      118,254
Mexico and South
  America.................      33,518       10,481       35,243       12,972       20,355       11,863
                            ----------   ----------   ----------   ----------   ----------   ----------
                            $2,754,464   $1,110,743   $2,467,433   $1,147,792   $2,531,953   $1,230,252
                            ==========   ==========   ==========   ==========   ==========   ==========

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

     Revenues are attributed to geographic locations based on the location of specific production. Long-lived assets consist of net property, plant and equipment and capitalized tooling, and excludes intangible assets.

     The following is a summary of the approximate composition by product category of the Company's revenues (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      2002         2001         2000
                                                   ----------   ----------   ----------
Body structures and assemblies (including Class A
  surfaces)......................................  $1,046,696   $  971,858   $  998,407
Lower vehicle structures.........................   1,101,786      895,118    1,029,596
Suspension and powertrain modules................     302,991      355,981      270,892
Suspension components............................     220,357      198,296      199,567
Other............................................      82,634       46,180       33,491
                                                   ----------   ----------   ----------
                                                   $2,754,464   $2,467,433   $2,531,953
                                                   ==========   ==========   ==========

     The Company sells its products directly to automotive manufacturers. Following is a summary of customers that accounted for 10 percent or more of consolidated revenues in any of the three years in the period ended December 31, 2002:

                                                              2002   2001   2000
                                                              ----   ----   ----
Ford........................................................   38%    35%    37%
DaimlerChrysler.............................................   22     25     31
Hyundai/Kia.................................................    7     12      4

     Receivables from these customers represented 39 percent of total accounts receivable at December 31, 2002, 38 percent of total accounts receivable at December 31, 2001 and 50 percent of total accounts receivable at December 31, 2000.

11.  EMPLOYEE BENEFIT PLANS:

     The Company sponsors various pension and other postretirement benefit plans for its employees.

 RETIREMENT PLANS:

     The Company's UAW Retirement Income Plan and the Tower Automotive Pension Plan provide for substantially all union employees. Benefits under the plans are based on years of service. Contributions by the Company are intended to provide not only for benefits attributed to service to date, but also for those benefits expected to be earned in the future. The Company's funding policy is to contribute annually the amounts sufficient to meet the higher of the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 or the minimum funding requirements under the Company's union contracts.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

     The following tables provide a reconciliation of the changes in the benefit obligations and fair value of assets for the defined benefit pension plans (in thousands):

                                                                2002       2001
                                                              --------   --------
RECONCILIATION OF FAIR VALUE OF PLAN ASSETS:
Fair value of plan assets at the beginning of the year......  $ 89,355   $104,884
Actual loss on plan assets..................................    (6,296)   (10,746)
Employer contributions......................................    27,959         --
Benefits paid...............................................    (4,446)    (4,783)
                                                              --------   --------
     Fair value of plan assets at the end of the year.......  $106,572   $ 89,355
                                                              ========   ========
CHANGE IN BENEFIT OBLIGATIONS:
Benefit obligations at the beginning of the year............  $143,485   $115,525
Service cost................................................     9,536      9,956
Interest cost...............................................    11,486      9,883
Actuarial loss..............................................    21,967     11,171
Benefits paid...............................................    (4,446)    (4,783)
Curtailment loss............................................        --      1,422
Special termination benefits................................     7,067        311
                                                              --------   --------
     Benefit obligations at the end of the year.............  $189,095   $143,485
                                                              ========   ========
FUNDED STATUS RECONCILIATION:
Funded status...............................................  $(82,523)  $(54,130)
Unrecognized transition asset...............................       (34)       (67)
Unrecognized prior service cost.............................     8,975      9,787
Unrecognized actuarial losses...............................    61,320     25,065
Contributions made after measurement date...................     4,956         --
                                                              --------   --------
     Net amount recognized..................................  $ (7,306)  $(19,345)
                                                              ========   ========
AMOUNTS RECOGNIZED IN THE BALANCE SHEET AS OF EACH YEAR END:
Accrued benefit liability...................................  $(81,513)  $(51,396)
Intangible asset............................................     8,975      9,787
Accumulated other comprehensive income......................    60,276     22,264
Contributions made after measurement date...................     4,956         --
                                                              --------   --------
     Net amount recognized..................................  $ (7,306)  $(19,345)
                                                              ========   ========

     In connection with the comprehensive realignment plans discussed in Note 3, benefits for certain employees covered by the Tower Automotive Pension Plan and the UAW Retirement Income Plan are accounted for as a curtailment and special termination benefits for the periods ending December 31, 2002 and 2001.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

     The following table provides the components of net periodic pension benefit cost for the plans for the years ended December 31, (in thousands):

                                                           2002      2001      2000
                                                          -------   -------   -------
Service cost............................................  $ 9,536   $ 9,956   $11,677
Interest cost...........................................   11,486     9,883     8,126
Expected return on plan assets..........................   (9,602)   (9,815)   (7,431)
Amortization of transition asset........................      (31)      (31)      (31)
Amortization of prior service cost......................      812     1,077     2,533
Amortization of net (gains) losses......................    1,609      (287)     (158)
Curtailment loss (gain).................................       --    12,839      (572)
Special termination benefit.............................    7,067       311       586
                                                          -------   -------   -------
     Net periodic benefit cost..........................  $20,877   $23,933   $14,730
                                                          =======   =======   =======

     The assumptions used in the measurement of the Company's benefit obligation are as follows:

                                                                2002        2001
                                                              ---------   ---------
Weighted-average assumptions at each year end:
  Discount rate.............................................    6.75%       7.50%
  Expected return on plan assets............................    8.50%       9.50%
  Rate of compensation increase.............................    4.50%       4.50%
  Measurement date..........................................  9/30/2002   9/30/2001

     The Company contributes to a union sponsored multi-employer pension plan providing defined benefits to certain Michigan hourly employees. Contributions to the pension plan are based on rates set forth in the Company's union contracts. The expense related to this plan was $0.8 million, $0.7 million, and $0.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     The Company also contributes to a union sponsored multi-employer pension plan providing defined benefits for certain hourly employees of the Milwaukee facility. Expense relating to this plan was $0.4 million, $0.6 million and $0.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. The expense is determined based on contractual rates with the union.

     The Company also maintains a qualified profit sharing retirement plan and 401(k) employee savings plan covering certain salaried and hourly employees. The expense related to these plans was $10.6 million during 2002 and $11.0 million during 2001 and 2000.

     The Company also sponsors a 401(k) employee savings plan covering certain union employees. The Company matches a portion of the employee contributions made to this plan. The expense under this plan in each of the three years in the period ended December 31, 2002 was not material.

  POSTRETIREMENT PLANS:

     The Company provides certain medical insurance benefits for retired employees. Certain employees of the Company are eligible for these benefits if they fulfill the eligibility requirements specified by the plans. Certain retirees between the ages of 55 and 62 must contribute all or a portion of the cost of their coverage. Benefits are continued for dependents of eligible retiree participants after the death of the retiree.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

     The following tables provide a reconciliation of the changes in the benefit obligations for the retiree medical plans (in thousands):

                                                                2002        2001
                                                              ---------   ---------
RECONCILIATION OF FAIR VALUE OF PLAN ASSETS:
Fair value of plan assets at the beginning of the year......  $      --   $      --
Employer contributions......................................     19,250      12,435
Benefits paid...............................................    (19,250)    (12,435)
                                                              ---------   ---------
Fair value of plan assets at the end of the year............  $      --   $      --
                                                              =========   =========
CHANGE IN BENEFIT OBLIGATIONS:
Benefit obligations at the beginning of the year............  $ 145,552   $ 117,664
Service cost................................................        858         862
Interest cost...............................................      8,519      10,676
Plan amendments.............................................     10,827          --
Actuarial loss (gain).......................................    (22,151)     28,671
Benefits paid...............................................    (19,250)    (12,435)
Curtailment loss............................................         --         114
                                                              ---------   ---------
Benefit obligations at the end of the year..................  $ 124,355   $ 145,552
                                                              =========   =========
FUNDED STATUS RECONCILIATION:
Funded status...............................................  $(124,355)  $(145,552)
Unrecognized prior service cost.............................      9,735          --
Unrecognized actuarial losses...............................     25,365      42,572
                                                              ---------   ---------
Net amount recognized.......................................  $ (89,255)  $(102,980)
                                                              =========   =========
AMOUNTS RECOGNIZED IN THE BALANCE SHEET AS OF EACH YEAR END:
Accrued benefit liability...................................  $ (89,255)  $(102,980)
                                                              =========   =========

     The following table provides the components of net periodic benefit cost for the plans for the years ended December 31, (in thousands):

                                                           2002      2001      2000
                                                          -------   -------   -------
Service cost............................................  $   858   $   862   $ 1,524
Interest cost...........................................    8,519    10,676     9,174
Amortization of prior service cost......................    1,092        --        --
Amortization of net loss................................        3     1,484     3,227
Curtailment loss........................................       --       115        --
                                                          -------   -------   -------
Net periodic benefit cost...............................  $10,472   $13,137   $13,925
                                                          =======   =======   =======

     The discount rate used to measure the Company's post retirement medical benefit obligation was 6.75 percent and 7.5 percent in 2002 and 2001, respectively.

     For measurement purposes, an 11.5 percent annual rate of increase in per capita cost of covered health care benefits was assumed for 2002. The rate was assumed to decrease gradually to 5.5 percent for 2006 and remain at that level thereafter.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

     Assumed health care cost trend rates have a significant effect on the amounts reported for the post retirement medical plans. A one percentage point change in assumed health care costs trend rates would have the following effects (in thousands):

                                                              INCREASE   DECREASE
                                                              --------   --------
ONE PERCENTAGE POINT:
     Effect on total service and interest cost components...   $  250     $  226
                                                               ======     ======
     Effect on the accumulated benefit obligation...........   $3,044     $2,758
                                                               ======     ======

12.  COMMITMENTS:

  LEASES:

     The Company leases office and manufacturing space and certain equipment under lease agreements which require it to pay maintenance, insurance, taxes and other expenses in addition to annual rentals. The Company has entered into several leasing commitments with maturities of between 2003 and 2015. The properties covered under these transactions include manufacturing equipment, facilities and administrative offices. The leases provide for substantial residual value guarantees, which may become payable upon the termination of the transaction, and include purchase and renewal options. As of December 31, 2002, residual value guarantees in connection with these leases totaled approximately $102.9 million. Upon termination of the leases, the Company expects the fair market value of the leased properties to reduce substantially or eliminate entirely the payment under the residual value guarantees. Future annual rental commitments at December 31, 2002 under these leases are as follows (in thousands):

YEAR                                                          OPERATING   CAPITAL
----                                                          ---------   -------
2003........................................................  $ 59,383    $16,305
2004........................................................    61,940     11,872
2005........................................................    61,360     10,979
2006........................................................    56,621     10,548
2007........................................................    51,161      3,328
Thereafter..................................................   169,970      4,166
                                                              --------    -------
                                                              $460,435    $57,198
                                                              ========
Less-amount representing interest...........................               17,275
                                                                          -------
Present value of minimum lease payments.....................              $39,923
                                                                          =======

     Total rent expense for all operating leases totaled $57.0 million, $55.2 million and $21.5 million in 2002, 2001 and 2000, respectively.

     Rent commitments associated with acquired facilities which will not be utilized by the Company have been excluded from the above amounts and were provided for in the recording of the related acquisition, as discussed in Note 6.

 LITIGATION:

     The Company is party to certain claims arising in the ordinary course of business. In the opinion of management, based upon the advice of legal counsel, the outcomes of such claims are impossible to ascertain or are not expected to be material to the Company's financial position or statements of operations.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

13.  RELATED PARTY TRANSACTIONS:

     The Company has made payments to Hidden Creek Industries, an affiliated consultant of the Company, for certain acquisition related and other management services totaling $0.6 million during 2002 and 2001, and $4.4 million during 2000.

14.  QUARTERLY FINANCIAL DATA (UNAUDITED):

     The following is a condensed summary of quarterly results of operations for 2002 and 2001. The goodwill impairment loss described in Note 2 is reflected in the first quarter of 2002. The restructuring and asset impairment charges described in Note 3 are reflected in the first and fourth quarters of 2002 and the fourth quarter of 2001 amounts. The sum of the per share amounts for the quarters does not equal the total for the year due to the effects of rounding and the anti-dilutive effects of certain common stock equivalents (in thousands, except per share amounts):

                                                                                BASIC      DILUTED
                                                     OPERATING                EARNINGS    EARNINGS
                                           GROSS      INCOME     NET INCOME    (LOSS)      (LOSS)
                              REVENUES     PROFIT     (LOSS)       (LOSS)     PER SHARE   PER SHARE
                             ----------   --------   ---------   ----------   ---------   ---------
2002:
  First....................  $  668,107   $ 69,009   $ (40,284)  $(147,303)    $(3.05)     $(3.05)
  Second...................     750,872     92,916      54,429      22,891       0.40        0.37
  Third....................     653,841     66,623      30,254       9,545       0.15        0.15
  Fourth...................     681,644     70,339      45,380      17,261       0.30        0.29
                             ----------   --------   ---------   ---------
                             $2,754,464   $298,887   $  89,779   $ (97,606)    $(1.70)     $(1.70)
                             ==========   ========   =========   =========
2001:
  First....................  $  628,376   $ 79,271   $  37,894   $  12,861     $ 0.29      $ 0.28
  Second...................     642,407     85,261      44,111      16,672       0.38        0.35
  Third....................     557,785     55,419      16,185      (1,364)     (0.03)      (0.03)
  Fourth...................     638,865     57,234    (368,751)   (295,693)     (6.15)      (6.15)
                             ----------   --------   ---------   ---------
                             $2,467,433   $277,185   $(270,561)  $(267,524)    $(5.87)     $(5.87)
                             ==========   ========   =========   =========

     The amounts for the first quarter of 2002 are different from the amounts originally reported as a result of the adoption of SFAS 142 effective as of January 1, 2002.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

     The following table represents the impact of the transitional impairment loss on the first quarter of 2002 results as previously reported:

                                                                 THREE MONTHS ENDED
                                                                   MARCH 31, 2002
                                                              -------------------------
                                                              AS REPORTED   AS ADJUSTED
                                                              -----------   -----------
Loss before cumulative effect of change in accounting
  principle.................................................   $(34,517)     $ (34,517)
Cumulative effect of change in accounting principle.........         --       (112,786)
                                                               --------      ---------
Net loss....................................................   $(34,517)     $(147,303)
                                                               ========      =========
Basic loss per common share:
  Loss before cumulative effect of change in accounting
     principle..............................................   $  (0.72)     $   (0.72)
  Cumulative effect of change in accounting principle.......         --          (2.33)
                                                               --------      ---------
  Net loss..................................................   $  (0.72)     $   (3.05)
                                                               ========      =========
Weighted-average basic shares outstanding...................     48,253         48,253
                                                               ========      =========
Diluted loss per common share:
  Loss before cumulative effect of change in accounting
     principle..............................................   $  (0.72)     $   (0.72)
  Cumulative effect of change in accounting principle.......         --          (2.33)
                                                               --------      ---------
  Net loss..................................................   $  (0.72)     $   (3.05)
                                                               ========      =========
Weighted-average diluted shares outstanding.................     48,253         48,253
                                                               ========      =========

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

                             TOWER AUTOMOTIVE INC.

                          CONSOLIDATING BALANCE SHEETS
                              AT DECEMBER 31, 2002

                                     R. J. TOWER    PARENT     GUARANTOR    NON-GUARANTOR
                                     CORPORATION   GUARANTOR   COMPANIES      COMPANIES     ELIMINATIONS   CONSOLIDATED
                                     -----------   ---------   ----------   -------------   ------------   ------------
                                                                 (AMOUNTS IN THOUSANDS)
                                                        ASSETS
Current assets:
  Cash and cash equivalents........   $      --    $      --   $       --     $ 13,699       $      --      $   13,699
  Accounts receivable..............          --           --      151,774       97,567              --         249,341
  Inventories......................          --           --       82,765       50,309              --         133,074
  Prepaid tooling and other........          --           --       67,708       53,359              --         121,067
                                      ---------    ---------   ----------     --------       ---------      ----------
     Total current assets..........          --           --      302,247      214,934              --         517,181
                                      ---------    ---------   ----------     --------       ---------      ----------
Property, plant and equipment,
  net..............................          --           --      709,127      364,492              --       1,073,619
Investments in joint ventures......     260,898           --           --           --              --         260,898
Investment in subsidiaries.........     404,864      512,076           --           --        (916,940)             --
Goodwill and other assets, net.....       6,167       27,144      483,794      189,082              --         706,187
                                      ---------    ---------   ----------     --------       ---------      ----------
                                      $ 671,929    $ 539,220   $1,495,168     $768,508       $(916,940)     $2,557,885
                                      =========    =========   ==========     ========       =========      ==========

                                       LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Current maturities of long-term
     debt and capital lease
     obligations...................   $   8,352    $      --   $    4,274     $107,844       $      --      $  120,470
  Accounts payable.................          --           --      285,585      132,142              --         417,727
  Accrued liabilities..............       6,963        5,889      183,876       87,722              --         284,450
                                      ---------    ---------   ----------     --------       ---------      ----------
     Total current liabilities.....      15,315        5,889      473,735      327,708              --         822,647
                                      ---------    ---------   ----------     --------       ---------      ----------
Long-term debt, net of current
  maturities.......................     428,651           --       43,765       62,804              --         535,220
Obligations under capital leases,
  net of current maturities........          --           --          370       29,361              --          29,731
Convertible subordinated notes.....          --      199,984           --           --              --         199,984
Due to/(from) affiliates...........    (332,628)    (443,582)     753,142       23,068              --              --
Other noncurrent liabilities.......          --        6,103      157,230       36,144              --         199,477
                                      ---------    ---------   ----------     --------       ---------      ----------
     Total noncurrent
       liabilities.................      96,023     (237,495)     954,507      151,377              --         964,412
                                      ---------    ---------   ----------     --------       ---------      ----------
Mandatorily redeemable trust
  convertible preferred
  securities.......................          --      258,750           --           --              --         258,750
Stockholders' investment...........     560,591      512,076       66,926      289,423        (916,940)        512,076
                                      ---------    ---------   ----------     --------       ---------      ----------
                                      $ 671,929    $ 539,220   $1,495,168     $768,508       $(916,940)     $2,557,885
                                      =========    =========   ==========     ========       =========      ==========

                             TOWER AUTOMOTIVE INC.

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                  R. J. TOWER    PARENT     GUARANTOR    NON-GUARANTOR
                                  CORPORATION   GUARANTOR   COMPANIES      COMPANIES     ELIMINATIONS   CONSOLIDATED
                                  -----------   ---------   ----------   -------------   ------------   ------------
                                                                (AMOUNTS IN THOUSANDS)
Revenues........................   $     --     $     --    $1,937,140     $ 817,324       $     --      $2,754,464
Cost of sales...................         --           --     1,759,587       695,990             --       2,455,577
                                   --------     --------    ----------     ---------       --------      ----------
     Gross profit...............         --           --       177,553       121,334             --         298,887
Selling, general and
  administrative expenses.......         --           --       104,026        39,796             --         143,822
Amortization expense............      1,497        1,302            --         1,362             --           4,161
Restructuring and asset
  impairment charges, net.......         --           --        57,475         3,650             --          61,125
                                   --------     --------    ----------     ---------       --------      ----------
     Operating income (loss)....     (1,497)      (1,302)       16,052        76,526             --          89,779
Interest expense, net...........     43,872       10,000           653        12,384             --          66,909
Other expense...................      1,993           --           946        (1,887)            --           1,052
                                   --------     --------    ----------     ---------       --------      ----------
     Income (loss) before
       provision for income
       taxes, equity in earnings
       of joint ventures,
       minority interest and
       cumulative effect of
       accounting change........    (47,362)     (11,302)       14,453        66,029             --          21,818
Provision (benefit) for income
  taxes.........................    (16,577)      (3,956)        5,061        23,108             --           7,636
                                   --------     --------    ----------     ---------       --------      ----------
     Income (loss) before equity
       in earnings of joint
       ventures, minority
       interest and cumulative
       effect of accounting
       change...................    (30,785)      (7,346)        9,392        42,921             --          14,182
Equity in earnings of joint
  ventures and subsidiaries,
  net...........................    (48,121)     (78,906)           --            --        143,849          16,822
Minority interest, net..........         --      (11,354)           --        (4,470)            --         (15,824)
                                   --------     --------    ----------     ---------       --------      ----------
     Income (loss) before
       cumulative effect of
       accounting change........    (78,906)     (97,606)        9,392        38,451        143,849          15,180
Cumulative effect of change in
  accounting principle, net.....         --           --            --      (112,786)            --        (112,786)
                                   --------     --------    ----------     ---------       --------      ----------
     Net income (loss)..........   $(78,906)    $(97,606)   $    9,392     $ (74,335)      $143,849      $  (97,606)
                                   ========     ========    ==========     =========       ========      ==========

                             TOWER AUTOMOTIVE INC.

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                              R. J. TOWER    PARENT     GUARANTOR   NON-GUARANTOR
                              CORPORATION   GUARANTOR   COMPANIES     COMPANIES     ELIMINATIONS   CONSOLIDATED
                              -----------   ---------   ---------   -------------   ------------   ------------
                                                           (AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES:
Net income (loss)...........  $   (78,906)  $ (97,606)  $   9,392     $(74,335)       $143,849     $   (97,606)
Adjustments required to
  reconcile net income
  (loss) to net cash
  provided by (used in)
  operating activities
  Cumulative effect of
     change in accounting
     principle..............           --          --          --      112,786              --         112,786
  Restructuring and asset
     impairment charge,
     net....................           --          --      57,475        3,650              --          61,125
  Depreciation and
     amortization...........        1,497       1,302      99,543       38,517              --         140,859
  Deferred income tax
     provision (benefit)....           --          --      (3,902)       6,009              --           2,107
     Gain on sale of
       plant................           --          --          --       (3,839)             --          (3,839)
  Equity in earnings of
     joint ventures, net....      (16,822)         --          --           --              --         (16,822)
  Changes in working capital
     and other operating
     items..................      285,461      (6,113)   (284,092)      23,367         (86,281)        (67,658)
                              -----------   ---------   ---------     --------        --------     -----------
     Net cash provided by
       (used in) operating
       activities...........      191,230    (102,417)   (121,584)     106,155          57,568         130,952
                              -----------   ---------   ---------     --------        --------     -----------
INVESTING ACTIVITIES:
Capital expenditures, net...           --          --     (96,176)     (62,788)             --        (158,964)
Acquisitions and other,
  net.......................      (88,479)    (63,424)    168,702        3,971         (57,568)        (36,798)
Proceeds from sale of fixed
  assets....................           --          --      50,313           --              --          50,313
                              -----------   ---------   ---------     --------        --------     -----------
     Net cash provided by
       (used in) investing
       activities...........      (88,479)    (63,424)    122,839      (58,817)        (57,568)       (145,449)
                              -----------   ---------   ---------     --------        --------     -----------
FINANCING ACTIVITIES:
Proceeds from borrowings....    1,994,990          --          98       42,949              --       2,038,037
Repayments of debt..........   (2,097,741)         --      (3,797)     (95,911)             --      (2,197,449)
Net proceeds from the
  issuance of common
  stock.....................           --     225,701          --           --              --         225,701
Payments for the repurchase
  of common stock...........           --     (59,860)         --           --              --         (59,860)
                              -----------   ---------   ---------     --------        --------     -----------
     Net cash provided by
       (used for) financing
       activities...........     (102,751)    165,841      (3,699)     (52,962)             --           6,429
                              -----------   ---------   ---------     --------        --------     -----------
Net Change in Cash and Cash
  Equivalents...............           --          --      (2,444)      (5,624)             --          (8,068)
Cash and Cash Equivalents,
  Beginning of Period.......           --          --       2,444       19,323              --          21,767
                              -----------   ---------   ---------     --------        --------     -----------
Cash and Cash Equivalents,
  End of Period.............  $        --   $      --   $      --     $ 13,699        $     --     $    13,699
                              ===========   =========   =========     ========        ========     ===========

                             TOWER AUTOMOTIVE INC.

                          CONSOLIDATING BALANCE SHEETS
                              AT DECEMBER 31, 2001

                               R. J. TOWER    PARENT     GUARANTOR    NON-GUARANTOR
                               CORPORATION   GUARANTOR   COMPANIES      COMPANIES     ELIMINATIONS   CONSOLIDATED
                               -----------   ---------   ----------   -------------   ------------   ------------
                                                             (AMOUNTS IN THOUSANDS)
                                                     ASSETS
Current assets:
  Cash and cash
     equivalents.............   $     --     $      --   $    2,444     $ 19,323      $        --     $   21,767
  Accounts receivable........         --            --      140,402       76,236               --        216,638
  Inventories................         --            --       72,003       40,533               --        112,536
  Prepaid tooling and
     other...................         --            --       52,238       36,991               --         89,229
                                --------     ---------   ----------     --------      -----------     ----------
     Total current assets....         --            --      267,087      173,083               --        440,170
                                --------     ---------   ----------     --------      -----------     ----------
Property, plant and
  equipment, net.............         --            --      824,437      295,822               --      1,120,259
Investments in joint
  ventures...................    237,834            --        4,177        1,187               --        243,198
Investment in subsidiaries...    744,808       447,408           --           --       (1,192,216)            --
Goodwill and other assets,
  net........................      9,659         9,700      428,186      282,264               --        729,809
                                --------     ---------   ----------     --------      -----------     ----------
                                $992,301     $ 457,108   $1,523,887     $752,356      $(1,192,216)    $2,533,436
                                ========     =========   ==========     ========      ===========     ==========
                                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Current maturities of long-
     term debt and capital
     lease obligations.......   $ 67,381     $      --   $    2,723     $101,979      $        --     $  172,083
  Accounts payable...........         --            --      263,800      105,110               --        368,910
  Accrued liabilities........      7,234         4,167      203,832       63,729               --        278,962
                                --------     ---------   ----------     --------      -----------     ----------
     Total current
       liabilities...........     74,615         4,167      470,355      270,818               --        819,955
                                --------     ---------   ----------     --------      -----------     ----------
Long-term debt, net of
  current maturities.........    472,373            --       44,765       83,946               --        601,084
Obligations under capital
  leases, net of current
  maturities.................         --            --        4,620           --               --          4,620
Convertible subordinated
  notes......................         --       199,984           --           --               --        199,984
Due to/(from) affiliates.....    (27,392)     (453,201)     428,037       52,556               --             --
Other noncurrent
  liabilities................         --            --      150,639       50,996               --        201,635
                                --------     ---------   ----------     --------      -----------     ----------
     Total noncurrent
       liabilities...........    444,981      (253,217)     628,061      187,498               --      1,007,323
                                --------     ---------   ----------     --------      -----------     ----------
Manditorily redeemable trust
  convertible preferred
  securities.................         --       258,750           --           --               --        258,750
Stockholders' investment.....    472,705       447,408      425,471      294,040       (1,192,216)       447,408
                                --------     ---------   ----------     --------      -----------     ----------
                                $992,301     $ 457,108   $1,523,887     $752,356      $(1,192,216)    $2,533,436
                                ========     =========   ==========     ========      ===========     ==========

                             TOWER AUTOMOTIVE INC.

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                       R. J. TOWER    PARENT     GUARANTOR    NON-GUARANTOR
                       CORPORATION   GUARANTOR   COMPANIES      COMPANIES     ELIMINATIONS   CONSOLIDATED
                       -----------   ---------   ----------   -------------   ------------   ------------
                                                     (AMOUNTS IN THOUSANDS)
Revenues.............   $      --    $      --   $1,644,357     $823,076        $     --      $2,467,433
Cost of sales........          --           --    1,467,062      723,186              --       2,190,248
                        ---------    ---------   ----------     --------        --------      ----------
     Gross profit....          --           --      177,295       99,890              --         277,185
Selling, general and
  administrative
  expenses...........          --           --      103,591       35,612              --         139,203
Amortization
  expense............       1,774        1,301       14,660        7,069              --          24,804
Restructuring and
  asset impairment
  charges, net.......          --           --      383,614          125              --         383,739
                        ---------    ---------   ----------     --------        --------      ----------
     Operating income
       (loss)........      (1,774)      (1,301)    (324,570)      57,084              --        (270,561)
Interest expense,
  net................      60,621        7,516       (7,773)      13,401              --          73,765
                        ---------    ---------   ----------     --------        --------      ----------
     Income (loss)
       before
       provision for
       income taxes,
       equity in
       earnings of
       joint ventures
       and minority
       interest......     (62,395)      (8,817)    (316,797)      43,683              --        (344,326)
Provision (benefit)
  for income taxes...     (24,334)      (3,439)     (57,803)      12,264              --         (73,312)
                        ---------    ---------   ----------     --------        --------      ----------
     Income (loss)
       before equity
       in earnings of
       joint ventures
       and minority
       interest......     (38,061)      (5,378)    (258,994)      31,419              --        (271,014)
Equity in earnings of
  joint ventures and
  subsidiaries,
  net................    (213,429)    (251,490)         300           --         481,869          17,250
Minority interest,
  net................          --      (10,656)          --       (3,104)             --         (13,760)
                        ---------    ---------   ----------     --------        --------      ----------
     Net income
       (loss)........   $(251,490)   $(267,524)  $ (258,694)    $ 28,315        $481,869      $ (267,524)
                        =========    =========   ==========     ========        ========      ==========

                             TOWER AUTOMOTIVE INC.

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                  R. J. TOWER    PARENT     GUARANTOR   NON-GUARANTOR
                                  CORPORATION   GUARANTOR   COMPANIES     COMPANIES     ELIMINATIONS   CONSOLIDATED
                                  -----------   ---------   ---------   -------------   ------------   ------------
                                                               (AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES:
Net income (loss)...............  $  (251,490)  $(267,524)  $(258,694)    $  28,315      $ 481,869     $  (267,524)
Adjustments required to
  reconcile net income (loss) to
  net cash provided by (used in)
  operating activities
  Restructuring and asset
    impairment charge, net......           --          --     383,614           125             --         383,739
  Depreciation and
    amortization................        1,774       1,301     122,026        34,792             --         159,893
  Deferred income tax benefit...           --          --     (65,976)      (14,782)            --         (80,758)
  Equity in earnings of joint
    ventures, net...............      (16,950)         --        (300)           --             --         (17,250)
  Changes in working capital and
    other operating items.......      251,214         381     281,364        (2,562)      (194,682)        335,715
                                  -----------   ---------   ---------     ---------      ---------     -----------
    Net cash provided by (used
       in) operating
       activities...............      (15,452)   (265,842)    462,034        45,888        287,187         513,815
                                  -----------   ---------   ---------     ---------      ---------     -----------
INVESTING ACTIVITIES:
Capital expenditures, net.......           --          --    (142,253)      (51,702)            --        (193,955)
Acquisitions and other, net.....      366,055     226,851    (316,282)        5,145       (287,187)         (5,418)
                                  -----------   ---------   ---------     ---------      ---------     -----------
    Net cash provided by (used
       in) investing
       activities...............      366,055     226,851    (458,535)      (46,557)      (287,187)       (199,373)
                                  -----------   ---------   ---------     ---------      ---------     -----------
FINANCING ACTIVITIES:
Proceeds from borrowings........    2,201,333          --          --       107,488             --       2,308,821
Repayments of debt..............   (2,533,164)         --      (2,630)     (108,066)            --      (2,643,860)
Net proceeds from the issuance
  of common stock...............           --      38,991          --            --             --          38,991
                                  -----------   ---------   ---------     ---------      ---------     -----------
    Net cash provided by (used
       for) financing
       activities...............     (331,831)     38,991      (2,630)         (578)            --        (296,048)
                                  -----------   ---------   ---------     ---------      ---------     -----------
Net Change in Cash and Cash
  Equivalents...................       18,772          --         869        (1,247)            --          18,394
Cash and Cash Equivalents,
  Beginning of Period...........      (18,772)         --       1,575        20,570             --           3,373
                                  -----------   ---------   ---------     ---------      ---------     -----------
Cash and Cash Equivalents, End
  of Period.....................  $        --   $      --   $   2,444     $  19,323      $      --     $    21,767
                                  ===========   =========   =========     =========      =========     ===========

                             TOWER AUTOMOTIVE INC.

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                  R.J. TOWER     PARENT     GUARANTOR    NON-GUARANTOR
                                  CORPORATION   GUARANTOR   COMPANIES      COMPANIES     ELIMINATIONS   CONSOLIDATED
                                  -----------   ---------   ----------   -------------   ------------   ------------
                                                                (AMOUNTS IN THOUSANDS)
Revenues........................   $ 77,723     $     --    $1,911,493     $542,737        $     --      $2,531,953
Cost of sales...................     47,389           --     1,627,593      485,377              --       2,160,359
                                   --------     --------    ----------     --------        --------      ----------
     Gross profit...............     30,334           --       283,900       57,360              --         371,594
Selling, general and
  administrative expenses.......      5,030           --       108,636       23,337              --         137,003
Amortization expense............      2,921        1,305        13,210        4,081              --          21,517
Restructuring and asset
  impairment charges, net.......     12,465           --       128,861           --              --         141,326
                                   --------     --------    ----------     --------        --------      ----------
     Operating income (loss)....      9,918       (1,305)       33,193       29,942              --          71,748
Interest expense, net...........     63,795        7,906       (15,044)       8,054              --          64,711
                                   --------     --------    ----------     --------        --------      ----------
     Income (loss) before
       provision for income
       taxes, equity in earnings
       of joint ventures,
       minority interest and
       extraordinary loss.......    (53,877)      (9,211)       48,237       21,888              --           7,037
Provision (benefit) for income
  taxes.........................    (21,550)      (3,681)       19,289        8,561              --           2,619
                                   --------     --------    ----------     --------        --------      ----------
     Income (loss) before equity
       in earnings of joint
       ventures, minority
       interest and
       extraordinary item.......    (32,327)      (5,530)       28,948       13,327              --           4,418
Equity in earnings of joint
  ventures and subsidiaries,
  net...........................     64,755       29,440            --           --         (71,715)         22,480
Minority interest, net..........         --      (10,476)           --           --              --         (10,476)
                                   --------     --------    ----------     --------        --------      ----------
Income before extraordinary
  item..........................     32,428       13,434        28,948       13,327         (71,715)         16,422
Extraordinary loss on early
  extinguishments of debt,
  net...........................      2,988           --            --           --              --           2,988
                                   --------     --------    ----------     --------        --------      ----------
     Net income.................   $ 29,440     $ 13,434    $   28,948     $ 13,327        $(71,715)     $   13,434
                                   ========     ========    ==========     ========        ========      ==========

                             TOWER AUTOMOTIVE INC.

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                   R.J. TOWER     PARENT     GUARANTOR   NON-GUARANTOR
                                   CORPORATION   GUARANTOR   COMPANIES     COMPANIES     ELIMINATIONS   CONSOLIDATED
                                   -----------   ---------   ---------   -------------   ------------   ------------
                                                                (AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES:
Net income.......................  $    29,440   $ 13,434    $  28,948     $  13,327       $(71,715)    $    13,434
Adjustments required to reconcile
  net income to net cash provided
  by (used in) operating
  activities
  Restructuring and asset
    impairment charge, net.......       12,465         --      128,861            --             --         141,326
  Depreciation and
    amortization.................        6,426      1,305      115,873        21,201             --         144,805
  Deferred income tax provision
    (benefit)....................      (23,335)        --         (631)          593             --         (23,373)
  Extraordinary loss on
    extinguishments of debt,
    net..........................        2,988         --           --            --             --           2,988
  Equity in earnings of joint
    ventures, net................      (22,480)        --           --            --             --         (22,480)
  Changes in working capital and
    other operating items........     (144,253)      (381)    (184,533)      165,115             --        (164,052)
                                   -----------   --------    ---------     ---------       --------     -----------
    Net cash provided by (used
       in) operating
       activities................     (138,749)    14,358       88,518       200,236        (71,715)         92,648
                                   -----------   --------    ---------     ---------       --------     -----------
INVESTING ACTIVITIES:
Capital expenditures, net........      (20,800)        --      (85,898)       13,110             --         (93,588)
Acquisitions and other, net......     (164,981)    19,026      (35,082)     (119,225)        71,715        (228,547)
Net proceeds from the sale of
  Roanoke Heavy Truck Business...           --         --       55,353            --             --          55,353
                                   -----------   --------    ---------     ---------       --------     -----------
    Net cash provided by (used
       in) investing
       activities................     (185,781)    19,026      (65,627)     (106,115)        71,715        (266,782)
                                   -----------   --------    ---------     ---------       --------     -----------
FINANCING ACTIVITIES:
Proceeds from borrowings.........    3,304,062         --           21        68,228             --       3,372,311
Repayments of debt...............   (3,135,316)        --      (21,821)     (142,600)            --      (3,299,737)
Net proceeds from the issuance of
  senior Euro notes..............      134,700         --           --            --             --         134,700
Net proceeds from the issuance of
  common stock...................           --      6,794           --            --             --           6,794
Payments for the repurchase of
  common shares..................           --    (40,178)          --            --             --         (40,178)
                                   -----------   --------    ---------     ---------       --------     -----------
    Net cash provided by (used
       for) financing
       activities................      303,446    (33,384)     (21,800)      (74,372)            --         173,890
                                   -----------   --------    ---------     ---------       --------     -----------
Net Change in Cash and Cash
  Equivalents....................      (21,084)        --        1,091        19,749             --            (244)
Cash and Cash Equivalents,
  Beginning of Period............        2,312         --          484           821             --           3,617
                                   -----------   --------    ---------     ---------       --------     -----------
Cash and Cash Equivalents, End of
  Period.........................  $   (18,772)  $     --    $   1,575     $  20,570       $     --     $     3,373
                                   ===========   ========    =========     =========       ========     ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company determined, for itself and on behalf of its subsidiaries, to dismiss our independent auditors, Arthur Andersen LLP ("Arthur Andersen") and to engage the services of Deloitte & Touche LLP ("Deloitte & Touche") as our new independent auditors. The change in auditors was approved by the Company's Audit Committee and Board of Directors and was effective as of June 20, 2002. As a result, Deloitte & Touche audited the Company's consolidated financial statements for the year ended December 31, 2002.

     Arthur Andersen's reports on the Company's consolidated financial statements for the years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the year ended December 31, 2001, through June 20, 2002 (the "Relevant Period"), (1) there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused Arthur Andersen to make reference to the subject matter of the disagreement(s) in connection with its reports on the Company's consolidated financial statements for such year, and (2) there were no reportable events as described in Item 304(a)(1)(v) ("Reportable Events") of the Commission's Regulation S-K.

     During the Relevant Period, neither the Company nor anyone acting on its behalf consulted with Deloitte & Touche regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or (ii) any matters or reportable events as set forth in Items 304(a)(1)(iv) and (v), respectively, or Regulation S-K.

     The Company has not been able to obtain, after reasonable efforts, the re-issued reports or consent of Arthur Andersen related to the 2001 and 2000 consolidated financial statements and financial statement schedules. Therefore, the Company has included a copy of their previously issued report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     A.  DIRECTORS OF THE REGISTRANT

     The information required by Item 10 with respect to the directors and director nominees is incorporated herein by reference to the section labeled "Election of Directors" which appears in the Company's 2003 Proxy Statement.

     B.  EXECUTIVE OFFICERS

     See "Additional Item -- Executive Officers" in Part I.

     C.  SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The information required by Item 10 with respect to compliance with reporting requirements is incorporated herein by reference to the section labeled "Section 16(a) Beneficial Ownership Reporting Compliance" which appears in the Company's 2003 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the sections labeled "Compensation of Directors" and "Executive Compensation" which appear in the Company's 2003 Proxy Statement, excluding information under the headings "Compensation Committee Report on Executive Compensation" and "Performance Graph."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the section labeled "Ownership of Tower Automotive Common Stock" and "Equity Compensation Plan Information" which appear in the Company's 2003 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the section labeled "Other Compensatory Agreements" which appears in the Company's 2003 Proxy Statement.

                                    PART IV

ITEM 14. DISCLOSURE CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     With the participation of management, the Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules
13(a) -- 14(c) and 15(d) -- 14(c)) on January 23, 2003 ("the Evaluation Date"), have concluded that, as of such dates, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities in connection with the Company's filing of its Annual Report on Form 10-K for the annual period ended December 31, 2002.

     CHANGES IN INTERNAL CONTROLS

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls subsequent to the Evaluation Date through the date of this filing of Form 10-K for the annual period ended December 31, 2002.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) DOCUMENTS FILED AS PART OF THIS REPORT

          (1) Financial Statements:

           - Independent Auditors' Report for the year ended December 31, 2002

           - Report of Independent Public Accountants for the years ended December 31, 2001 and 2000

           - Consolidated Balance Sheets as of December 31, 2002 and 2001

           - Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000

           - Consolidated Statements of Stockholders' Investment for the Years Ended December 31, 2002, 2001 and 2000

           - Consolidated Statement of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

           - Notes to Consolidated Financial Statements

          (2) Financial Statement Schedules:

           - Independent Auditors' Report for the year ended December 31, 2002

           - Report of Independent Public Accountants for the years ended December 31, 2001 and 2000

           - Financial Statement Schedule I -- Condensed Financial Information of Registrant

           - Financial Statement Schedule II -- Valuation and Qualifying Accounts of Registrant

           - Financial Statement Schedule III -- Separate Financial Statements of Significant Equity Method Investee

          (3) Exhibits: See "Exhibit Index" beginning on page 92.

     (b) REPORTS ON FORM 8-K

          (1) During the fourth quarter of 2002, the Company furnished the following Form 8-K Current Reports to the Securities and Exchange
     Commission:

           - The Company's Current Report on Form 8-K, dated October 18, 2002 (Commission File No. 1-12733), under Item 5.

           - The Company's Current Report on Form 8-K, dated October 18, 2002 (Commission File No. 1-12733), under Item 9.

           - The Company's Current Report on Form 8-K, dated December 17, 2002 (Commission File No. 1-12733), under Item 5.

                             TOWER AUTOMOTIVE, INC.

                         EXHIBIT INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                                                         PAGE NUMBER IN
                                                                           SEQUENTIAL
                                                                        NUMBERING OF ALL
                                                                         FORM 10-K AND
EXHIBIT                                                                  EXHIBIT PAGES
-------                                                                 ----------------
 3.1      Amended and Restated Certificate of Incorporation of the
          Registrant, as amended by the Certificate of Amendment to
          Certificate of Incorporated, dated June 2, 1997,
          incorporated by reference to the Registrant's Form S-3
          Registration Statement (Registration No. 333-38827), filed
          under the Securities Act of 1933 (the "S-3").                        *
 3.2      Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Company's Form S-1
          Registration Statement (Registration No. 333-80320) (the
          "S-1").                                                              *
 4.1      Form of Common Stock Certificate, incorporated by reference
          to Exhibit 4.1 of the S-1.                                           *
 4.2      Euro Indenture, dated July 25, 2000, by and among R.J. Tower
          Corporation, certain of its affiliates and United States
          Trust Company of New York, as trustee (including the form of notes), incorporated by reference to Exhibit 4.1 of the
          Registrant's Form S-4 Registration Statement (Registration
          No. 333-45528), as filed with the SEC on December 21, 2000
          (the "S-4").                                                         *
 4.3      Exchange and Registration Rights Agreement, dated July 25,
          2000, by and among R.J. Tower Corporation, certain of its
          affiliates and Chase Manhattan International Limited, Bank of America International Limited, ABN AMRO Incorporated,
          Donaldson, Lufkin & Jennrette International, First Chicago
          Limited and Scotia Capital (USA) Inc. (collectively, the
          "Initial Purchasers"), incorporated by reference to Exhibit
          4.2 of the S-4.                                                      *
 4.4      Deposit Agreement, dated July 25, 2000, among R.J. Tower
          Corporation, Deutsche Bank Luxembourg S.A., and the Trustee,
          incorporated by reference to Exhibit 4.3 of the S-4.                 *
 4.5      Indenture, dated as of July 28, 1997, by and between the
          Registrant and Bank of New York, as trustee (including form of 5% Convertible Subordinated Note due 2004) incorporated
          by reference to Exhibit 4.5 of the S-3.                              *
10.1      Registration Agreement dated as of April 15, 1993 between
          the Registrant and certain investors; and First Amendment to
          Registration Agreement dated as of May 4, 1994 by and among the Registrant and certain investors, incorporated by
          reference to Exhibit 10.4 of the S-1.                                *
10.2      Form of Convertible Promissory Note dated as of May 4, 1994 of the Registrant, incorporated by reference to Exhibit
          10.12 of the S-1.                                                    *
10.3**    Stock Option Agreement dated May 4, 1994 by and between the
          Registrant and James R. Lozelle incorporated by reference to
          Exhibit 10.14 of the S-1.                                            *
10.4**    1994 Key Employee Stock Option Plan, incorporated by
          reference to
10.5**    Tower Automotive, Inc. Independent Director Stock Option
          Plan, incorporated by reference to Exhibit 4.3 of the
          Registrant's Form S-8 dated December 5, 1996, filed under
          the Securities Act of 1933.                                          *
10.6      Joint Venture Agreement by and among Promotora de Empresas
          Zano, S.A. de C.V., Metalsa, S.A. de C.V. and R.J. Tower
          Corporation dated as of September 26, 1997, incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K dated
          October 23, 1997, filed under the Securities Exchange Act of
          1934.                                                                *

                                                                         PAGE NUMBER IN
                                                                           SEQUENTIAL
                                                                        NUMBERING OF ALL
                                                                         FORM 10-K AND
EXHIBIT                                                                  EXHIBIT PAGES
-------                                                                 ----------------
10.7      Certificate of Trust of Tower Automotive Capital Trust,
          incorporated by reference to Exhibit 4.1 of the Registrant's
          Quarterly Report on Form 10-Q for the quarterly period ended
          June 30, 1998, filed under the Securities Exchange Act of
          1934.                                                                *
10.8      Amended and Restated Declaration of Trust of Tower
          Automotive Capital Trust, dated June 9, 1998, incorporated by reference to Exhibit 4.2 of the Registrant's Quarterly
          Report on Form 10-Q for the quarterly period ended June 30,
          1998, filed under the Securities Exchange Act of 1934.               *
10.9      Junior Convertible Subordinated Indenture for the 6%
          Convertible Subordinated Debentures, between Tower
          Automotive, Inc. and the First National Bank of Chicago, as
          Subordinated Debt Trustee, dated as of June 9, 1998,
          incorporated by reference to Exhibit 4.3 of the Registrant's
          Quarterly Report on Form 10-Q for the quarterly period ended
          June 30, 1998, filed under the Securities Exchange Act of
          1934.                                                                *
10.10     Form of 6 3/4% Preferred Securities, incorporated by
          reference to Exhibit 4.4 of the Registrant's Quarterly
          Report on Form 10-Q for the quarterly period ended June 30,
          1998, filed under the Securities Exchange Act of 1934.               *
10.11     Form of 6 3/4% Junior Convertible Subordinated Debentures,
          incorporated by reference to Exhibit 4.5 of the Registrant's
          Quarterly Report on Form 10-Q for the quarterly period ended
          June 30, 1998, filed under the Securities Exchange Act of
          1934.                                                                *
10.12     Guarantee Agreement, dated as of June 9, 1998, between Tower
          Automotive, Inc., as Guarantor, and the First National Bank
          of Chicago, as Guarantee Trustee, incorporated by reference to Exhibit 4.6 of the Registrant's Quarterly Report on Form
          10-Q for the quarterly period ended June 30, 1998, filed
          under the Securities Exchange Act of 1934.                           *
10.13     Amended and Restated Credit Agreement among R.J. Tower
          Corporation, Tower Italia, S.r.L., Bank of America National
          Trust and Savings Association, as agent, and the other
          financial institutions named therein, dated August 23, 1999, incorporated by reference to Exhibit 10.43 of the
          Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed under the Securities Exchange
          Act of 1934.                                                         *
10.14     Purchase Agreement, dated July 19, 2000, among R.J. Tower
          Corporation ("Issuer"), Tower Automotive, Inc. ("Parent"),
          those subsidiaries of the Issuer named therein (the
          "Subsidiary Guarantors", and together with Parent, the
          "Guarantors") and the Initial Purchasers, incorporated by
          reference to Exhibit 1.1 of the S-4.                                 *
10.15**   Tower Automotive, Inc. Long-Term Incentive Plan,
          incorporated by reference to Appendix A to Parent's Proxy
          Statement, dated April 12, 1999.                                     *
10.16**   Tower Automotive, Inc. Director Deferred Stock Purchase
          Plan, incorporated by reference to Appendix A to Parent's
          Proxy Statement, dated April 10, 2000.                               *
10.17**   Tower Automotive, Inc. Key Leadership Deferred Income Stock
          Purchase Plan, incorporated by reference to Appendix B to
          Parent's Proxy Statement, dated April 12, 1999.                      *
10.18**   Tower Automotive, Inc. Colleague Stock Purchase Plan,
          incorporated by reference to Exhibit 10.19 of the S-1.               *
10.19     Credit Agreement, dated as of July 25, 2000, among the
          Issuer, certain direct and indirect wholly-owned
          subsidiaries of the Issuer and Bank of America, N.A., as
          administrative agent, and The Chase Manhattan Bank, as
          syndication agent, and the other lenders named therein,
          incorporated by reference to Exhibit 10.1 of the S-4.                *

                                                                         PAGE NUMBER IN
                                                                           SEQUENTIAL
                                                                        NUMBERING OF ALL
                                                                         FORM 10-K AND
EXHIBIT                                                                  EXHIBIT PAGES
-------                                                                 ----------------
10.20     Second Amendment to Credit Agreement, dated as of June 28,
          2002, among R.J. Tower Corporation, Tower Automotive Europe
          B.V., Tower Automotive Finance B.V., the parties named as
          Guarantors, the several financial institutions from time to time party to this Agreement, Bank of America, N.A., as
          administrative agent, JPMorgan Chase Bank (formerly known as
          The Chase Manhattan Bank), as syndication agent, and The
          Bank of Nova Scotia, Comerica Bank, U.S. Bank National
          Association and Bank One, Michigan, as co-agents,
          incorporated by reference to Exhibit 10.1 of the
          Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed under the Securities
          Exchange Act of 1934.                                                *
12.1      Statement and Computation of Ratio of Earnings to Fixed
          Charges filed herewith.
21.1      List of Subsidiaries filed herewith.
23.1      Consent of Deloitte and Touche LLP filed herewith.
23.2      Information Concerning Consent of Arthur Andersen LLP filed herewith.
23.3      Consent of KPMG Cardenas Dosal, S.C. filed herewith.
99.1      Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
99.2      Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

---------------

 * Incorporated by reference.

** Indicates compensatory arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TOWER AUTOMOTIVE, INC.

                                          By        /s/ S.A. JOHNSON
                                            ------------------------------------
                                             S.A. Johnson, Chairman

Date: March 17, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each director of the Registrant, whose signature appears below, hereby appoints Dugald K. Campbell and Ernest T. Thomas and each of them severally, as his or her attorney-in-fact, to sign in his or her name and on his or her behalf, as director of the Registrant, and to file with the Commission any and all amendments to this Report on Form 10-K.

                    SIGNATURE                                      TITLE                      DATE
                    ---------                                      -----                      ----

                 /s/ S.A. JOHNSON                          Chairman and Director         March 17, 2003
 ------------------------------------------------
                   S.A. Johnson

              /s/ DUGALD K. CAMPBELL                    President, Chief Executive       March 17, 2003
 ------------------------------------------------      Officer (Principal Executive
                Dugald K. Campbell                         Officer) and Director

                                                                 Director                March   , 2003
 ------------------------------------------------
               Jurgen M. Geissinger

                  /s/ ALI JENAB                                  Director                March 17, 2003
 ------------------------------------------------
                    Ali Jenab

                /s/ F.J. LOUGHREY                                Director                March 17, 2003
 ------------------------------------------------
                  F.J. Loughrey

               /s/ JAMES R. LOZELLE                              Director                March 17, 2003
 ------------------------------------------------
                 James R. Lozelle

              /s/ GEORGIA R. NELSON                              Director                March 17, 2003
 ------------------------------------------------
                Georgia R. Nelson

                /s/ SCOTT D. RUED                                Director                March 17, 2003
 ------------------------------------------------
                  Scott D. Rued

                                                                 Director                March   , 2003
 ------------------------------------------------
                 Enrique Zambrano

               /s/ ERNEST T. THOMAS                     Chief Financial Officer and      March 17, 2003
 ------------------------------------------------     Treasurer (Principal Accounting
                 Ernest T. Thomas                                Officer)

                                 CERTIFICATIONS

I, Dugald K. Campbell, certify that:

          1. I have reviewed this annual report on Form 10-K of Tower Automotive, Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report; and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                /s/ DUGALD K. CAMPBELL
                                          --------------------------------------
                                          Dugald K. Campbell
                                          Chief Executive Officer

Date: March 17, 2003

I, Ernest T. Thomas, certify that:

          1. I have reviewed this annual report on Form 10-K of Tower Automotive, Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report; and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ ERNEST T. THOMAS
                                          --------------------------------------
                                          Ernest T. Thomas
                                          Chief Financial Officer

Date: March 17, 2003

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Tower Automotive, Inc.

We have audited the consolidated financial statements of Tower Automotive, Inc. (a Delaware corporation) and Subsidiaries (the Company) as of December 31, 2002 and for the year then ended, and have issued our report thereon dated February 11, 2003, which report expresses an unqualified opinion and includes explanatory paragraphs relating to (i) the change in its method of accounting for goodwill
(ii) and the application of procedures relating to certain other disclosures of financial statement amounts related to the 2001 and 2000 consolidated financial statements that were audited by other auditors who have ceased operations, and for which we have expressed no opinion or other form of assurance other than with respect to such disclosures appearing in this Annual Report on Form 10-K. Our audit was made for the purpose of forming an opinion on the 2002 consolidated financial statements taken as a whole. The consolidated financial statements and related financial statement schedules of the Company as of December 31, 2001, and for each of the two years in the period then ended, were audited by other auditors who have ceased operations and whose reports, dated January 25, 2002, expressed an unqualified opinion on those statements and schedules and included an explanatory paragraph concerning a change in accounting for derivative financial instruments as discussed in Note 2 to the consolidated financial statements.

Our audit also included the 2002 Schedule I - Condensed Financial Information of the Registrant and Schedule II - Valuation and Qualifying Accounts of the Registrant (the "Schedules") as listed in Item 15 of this Annual Report on Form 10-K. The financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the Schedules based on our audit. In our opinion, the Schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


Deloitte & Touche LLP


Minneapolis, Minnesota
February 11, 2003

The following report is a copy of a report previously issued by Arthur Andersen LLP ("Andersen"), which report has not been reissued by Andersen. Certain financial information for each of the two years in the period ended December 31, 2001 was not reviewed by Andersen and includes:

(ii) reclassifications to conform to our fiscal 2002 financial statement schedule presentation and

(ii) additional disclosure to conform with new accounting pronouncements and SEC rules and regulations issued during such fiscal year.




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



Arthur Andersen LLP


Minneapolis, Minnesota,
January 25, 2002

                                                                      SCHEDULE I

                             TOWER AUTOMOTIVE, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     TOWER AUTOMOTIVE, INC. (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS
                        AS OF DECEMBER 31, 2002 AND 2001

                  (Amounts in thousands, except share amounts)



                                                                      2002          2001
                                                                    ---------     ---------
ASSETS
  Investment in consolidated subsidiaries                           $ 955,658     $ 900,609
  Other assets, net of accumulated amortization of $6,662
    and $5,361                                                         27,144         9,700
                                                                    ---------     ---------

                                                                    $ 982,802     $ 910,309
                                                                    =========     =========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
  Accrued liabilities                                               $   5,889     $   4,167
  Convertible subordinated notes                                      199,984       199,984
  Other noncurrent liabilities                                          6,103
  6-3/4% convertible subordinated debentures payable
    to trust subsidiary                                               258,750       258,750

  Commitments and contingencies

  Stockholders' investment:
    Preferred stock, par value $1; 5,000,000 shares
      authorized; no shares issued or outstanding                          --            --
    Common stock, par value $.01; 200,000,000 shares
      authorized; 56,050,855 and 48,077,142 shares issued
      and outstanding                                                     659           481
    Additional paid-in capital                                        683,072       456,627
    Retained earnings                                                 (57,174)       40,432
    Deferred compensation plans                                       (10,746)      (15,571)
    Accumulated other comprehensive loss                              (43,875)      (34,561)
    Treasury stock, at cost: 9,827,800 shares in 2002                 (59,860)           --
                                                                    ---------     ---------
      Total stockholders' investment                                  512,076       447,408
                                                                    ---------     ---------

                                                                    $ 982,802     $ 910,309
                                                                    =========     =========


   The accompanying notes are an integral part of these condensed statements.

                                                                      SCHEDULE I

                             TOWER AUTOMOTIVE, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     TOWER AUTOMOTIVE, INC. (PARENT COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                 (in thousands)


                                                        2002          2001          2000
                                                      ---------     ---------     ---------
Amortization expense                                  $   1,302     $   1,301     $   1,305
                                                      ---------     ---------     ---------

  Operating loss                                         (1,302)       (1,301)       (1,305)

Interest expense                                         27,466        27,466        27,466
Interest income                                              --        (2,484)       (2,094)
                                                      ---------     ---------     ---------
  Loss before income taxes and equity in earnings
    of consolidated subsidiaries                        (28,768)      (26,283)      (26,677)
Income tax benefit                                       10,068        10,249        10,671
Equity in earnings of consolidated subsidiaries         (78,906)     (251,490)       29,440
                                                      ---------     ---------     ---------


  Net income (loss)                                   $ (97,606)    $(267,524)    $  13,434
                                                      =========     =========     =========










   The accompanying notes are an integral part of these condensed statements.

                                                                      SCHEDULE I

                             TOWER AUTOMOTIVE, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     TOWER AUTOMOTIVE, INC. (PARENT COMPANY)
                CONDENSED STATEMENTS OF STOCKHOLDERS' INVESTMENT
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                             COMMON STOCK           ADDITIONAL                      WARRANTS TO
                                                     ---------------------------      PAID-IN         RETAINED         ACQUIRE
                                                       SHARES           AMOUNT        CAPITAL         EARNINGS      COMMON STOCK
                                                     -----------     -----------    -----------     -----------     ------------

BALANCE, DECEMBER 31, 1999                            46,879,454     $       469    $   437,210     $   294,522     $      2,000
Conversion of warrants                                   400,000               4          5,596              --           (2,000)
Exercise of options                                       56,000               1            348              --               --
Sales of stock under Employee Stock
    Discount Purchase Plan                               224,342               2          2,843              --               --
Deferred Income Stock Plan deferrals                      24,595              --          4,458              --               --
Repurchase of common stock                                    --              --             --              --               --
Net income                                                    --              --             --          13,434               --
Other comprehensive loss--foreign currency
    translation adjustment                                    --              --             --              --               --
Total comprehensive income
                                                     -----------     -----------    -----------     -----------     ------------
BALANCE, DECEMBER 31, 2000                            47,584,391             476        450,455         307,956               --
Conversion of Edgewood and 5%
    convertible notes                                    273,862               3            825              --               --
Exercise of options                                       42,750              --            268              --               --
Sales of stock under Employee Stock
    Discount Purchase Plan                               172,502               2          1,167              --               --
Deferred Income Stock Plan deferrals                          --              --          1,279              --               --
Restricted stock issued in exchange for
    stock options                                             --              --          5,350              --               --
Private placement of common stock                          3,637              --         (2,717)             --               --
Net loss                                                      --              --             --        (267,524)              --
Other comprehensive loss:
    Foreign currency translation adjustment                   --              --             --              --               --
    Transition adjustment relating to loss on
        qualifying cash flow hedges                           --              --             --              --               --
    Unrealized loss on qualifying cash flow hedges            --              --             --              --               --
    Minimum pension liability                                 --              --             --              --               --
Total comprehensive loss
                                                     -----------     -----------    -----------     -----------     ------------
BALANCE, DECEMBER 31, 2001                            48,077,142             481        456,627          40,432               --
Exercise of options                                      329,368               3          1,653              --               --
Sales of stock under Employee Stock
    Discount Purchase Plan                               222,145               2          1,423              --               --
Deferred Income Stock Plan deferrals                          --                          1,387              --
Deferred Income Stock Plan distributions                      --              --             --              --               --
Restricted stock grants earned and forfeited                                  --           (465)                              --
Issuance of common stock                              17,250,000             173        222,447              --               --
Repurchase of common stock                                    --              --             --              --               --
Net loss                                                      --              --             --         (97,606)              --
Other comprehensive income (loss):
    Foreign currency translation adjustment                   --              --             --              --               --
    Unrealized loss on qualifying cash flow hedges            --              --             --              --               --
    Minimum pension liability                                 --              --             --              --               --
Total comprehensive loss
                                                     -----------     -----------    -----------     -----------     ------------
BALANCE, DECEMBER 31, 2002                            65,878,655     $       659    $   683,072     $   (57,174)    $         --
                                                     ===========     ===========    ===========     ===========     ============


                                                                      ACCUMULATED
                                                       DEFERRED          OTHER               TREASURY STOCK               TOTAL
                                                     COMPENSATION     COMPREHENSIVE     -------------------------     STOCKHOLDERS'
                                                        PLANS         INCOME (LOSS)      SHARES           AMOUNT        INVESTMENT
                                                     ------------     -------------     ----------    -----------     -------------

BALANCE, DECEMBER 31, 1999                           $     (4,484)    $      (2,582)            --    $        --     $     727,135
Conversion of warrants                                         --                --             --             --             3,600
Exercise of options                                            --                --             --             --               349
Sales of stock under Employee Stock
    Discount Purchase Plan                                     --                --             --             --             2,845
Deferred Income Stock Plan deferrals                       (4,458)               --             --             --                --
Repurchase of common stock                                     --                --     (4,112,100)       (40,178)          (40,178)
Net income                                                     --              --               --             --                --
Other comprehensive loss--foreign currency
    translation adjustment                                     --            (7,090)            --             --
Total comprehensive income                                                                                                    6,344
                                                     ------------     -----------       ----------    -----------     -------------
BALANCE, DECEMBER 31, 2000                                 (8,942)          (9,672)     (4,112,100)       (40,178)          700,095
Conversion of Edgewood and 5%
    convertible notes                                          --                --             --             --               828
Exercise of options                                            --                --             --             --               268
Sales of stock under Employee Stock
    Discount Purchase Plan                                     --                --             --             --             1,169
Deferred Income Stock Plan deferrals                       (1,279)               --        479,337             --                --
Restricted stock issued in exchange for
    stock options                                          (5,350)               --             --             --                --
Private placement of common stock                              --                --      3,632,763         40,178            37,461
Net loss                                                       --                --             --             --
Other comprehensive loss:
    Foreign currency translation adjustment                    --            (2,115)            --             --
    Transition adjustment relating to loss on
        qualifying cash flow hedges                            --            (4,200)            --             --
    Unrealized loss on qualifying cash flow hedges             --            (4,102)            --             --
    Minimum pension liability                                  --           (14,472)            --             --
Total comprehensive loss                                                                                                   (292,413)
                                                     ------------     -------------     ----------    -----------     -------------
BALANCE, DECEMBER 31, 2001                                (15,571)          (34,561)            --             --           447,408
Exercise of options                                            --                --             --             --             1,656
Sales of stock under Employee Stock
    Discount Purchase Plan                                     --                --             --             --             1,425
Deferred Income Stock Plan deferrals                       (1,387)               --             --             --                --
Deferred Income Stock Plan distributions                    3,781                --             --             --             3,781
Restricted stock grants earned and forfeited                2,431                --             --             --             1,966
Issuance of common stock                                       --                --             --             --           222,620
Repurchase of common stock                                     --                --     (9,827,800)       (59,860)          (59,860)
Net loss                                                       --                --             --             --                --
Other comprehensive income (loss):
    Foreign currency translation adjustment                    --            19,915             --             --
    Unrealized loss on qualifying cash flow hedges             --            (4,521)            --             --
    Minimum pension liability                                  --           (24,708)            --             --
Total comprehensive loss                                                                                                   (106,920)
                                                     ------------     -------------     ----------    -----------     -------------
BALANCE, DECEMBER 31, 2002                           $    (10,746)    $     (43,875)    (9,827,800)   $   (59,860)    $     512,076
                                                     ============     =============     ==========    ===========     =============





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                                      SCHEDULE I

                             TOWER AUTOMOTIVE, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     TOWER AUTOMOTIVE, INC. (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                             (Amounts in thousands)

                                                               2002          2001          2000
                                                             ---------     ---------     ---------
Operating Activities:
  Net income (loss)                                          $ (97,606)    $(267,524)    $  13,434
  Amortization expense                                           1,302         1,301         1,305
  Equity in earnings of consolidated subsidiaries               78,906       251,490       (29,440)
  Changes in working capital and other operating items          (6,113)          381          (381)
                                                             ---------     ---------     ---------

    Net cash used in operating activities                      (23,511)      (14,352)      (15,082)
                                                             ---------     ---------     ---------

Investing Activities:
  Dividends received from consolidated subsidiaries             27,466        27,466        27,466
  Additional investment in consolidated subsidiaries          (169,796)      (52,105)       21,000
                                                             ---------     ---------     ---------

    Net cash provided by (used in) investing activities       (142,330)      (24,639)       48,466
                                                             ---------     ---------     ---------

Financing Activities:
  Net proceeds from issuance of common stock                   225,701        38,991         6,794
  Payments for repurchase of common shares                     (59,860)           --       (40,178)
                                                             ---------     ---------     ---------
    Net cash provided by (used for) financing activities       165,841        38,991       (33,384)
                                                             ---------     ---------     ---------

    Net change in cash and cash equivalents                         --            --            --

Cash and cash equivalents:
  Beginning of period                                               --            --            --
                                                             ---------     ---------     ---------
  End of period                                              $      --     $      --     $      --
                                                             =========     =========     =========

Supplemental Cash Flow Information:
  Cash paid for -
    Interest                                                 $  27,466     $  27,466     $  27,466
                                                             =========     =========     =========

    Income taxes                                             $      --     $      --     $      --
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

                                                                      SCHEDULE I

                             TOWER AUTOMOTIVE, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     TOWER AUTOMOTIVE, INC. (PARENT COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION AND OPERATIONS

         Tower Automotive, Inc. (the "Parent Company") and its consolidated subsidiaries (the "Subsidiaries"), collectively "the Company", produces a broad range of assemblies and modules for vehicle frames, upper body structures and suspension systems for the global automotive industry. Including both wholly-owned subsidiaries and investments in joint ventures, the Company has facilities in the United States, Canada, Italy, Germany, Belgium, Poland, France, Spain, Brazil, India, Slovakia, Korea, Japan, China, and Mexico.

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

NOTE 3.  CONVERTIBLE SUBORDINATED DEBENTURES

         On June 9, 1998, Tower Automotive Capital Trust (the "Preferred Issuer"), a wholly owned statutory business trust of the Parent Company, completed the offering of $258.8 million of its 6-3/4 percent Trust Convertible Preferred Securities ("Preferred Securities"), resulting in net proceeds of approximately $249.7 million. The Preferred Securities are redeemable, in whole or in part, on or after June 30, 2001 and all Preferred Securities must be redeemed no later than June 30, 2018. The Preferred Securities are convertible, at the option of the holder, into Common Stock of the Parent Company at a rate of 1.6280 shares of Common Stock for each Preferred Security, which is equivalent to a conversion price of $30.713 per share. The obligations of the Preferred Issuer under the Preferred Securities are fully and unconditionally guaranteed by the Parent Company. Concurrently with the issuance of the Preferred Securities, the Preferred Issuer acquired $258.8 million of the Parent Company's 6-3/4 percent Convertible Subordinated Debentures ("Debentures") for net proceeds of $249.7 million. Interest is payable quarterly and the notes mature on June 30, 2018. The net proceeds received from the issuance of the Debentures by the Parent Company were contributed as an additional investment in the Subsidiaries.

NOTE 4.  INVESTMENT IN J.L. FRENCH

         On October 14, 1999, the Company loaned $30.0 million to J.L. French Automotive Castings, Inc. ("J.L. French") in exchange for a convertible subordinated promissory note due October 14, 2009 that bears interest at 7.5 percent.

                                                                      SCHEDULE I

                             TOWER AUTOMOTIVE, INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

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

NOTE 5.  GUARANTEES AND RESTRICTIONS

         Guarantee of Subsidiaries' Debt

         In June 2002, the Company completed an amendment to its senior credit facility (the "Credit Agreement") that permanently reduced borrowings under the facility and deferred the start of the scheduled repayment of its remaining borrowings until March 2005. The amendment reduced the former $1.15 billion facility to a $725 million facility by voluntarily repaying $200 million of the $325 million term loan portion of the facility with proceeds from the Company's May 2002 common stock offering, and reduced capacity under the revolving credit facility from $825 million to $600 million. The Credit Agreement also includes a multi-currency borrowing feature that allows the Company to borrow up to $500 million in certain freely tradable offshore currencies, and letter of credit sublimits of $250 million. The Parent Company provided a guarantee for this debt. As of December 31, 2002, approximately $36.4 million of the outstanding borrowings are denominated in Japanese yen, $31.2 million are denominated in Euro, and $15.9 million are denominated in Canadian dollars. Interest on the Credit Agreement is at the financial institutions' reference rate, LIBOR, or the Eurodollar rate plus a margin ranging from 0 to 200 basis points depending on the ratio of the consolidated funded debt for restricted subsidiaries of the Company to its total EBITDA. The weighted average interest rate for such borrowings was 6.4 percent and 7.0 percent for the years ended December 31, 2002 and 2001, respectively. The Credit Agreement has a final maturity of 2006. As a result of the permanent reduction of borrowing capacity under the amendment, the Subsidiaries recorded a $2.0 million non-cash charge in the second quarter of 2002 that was classified as other expense for the write-off of deferred financing costs associated with the credit facility.

         In July 2000, R. J. Tower (the "Issuer"), a wholly-owned subsidiary of the Parent Company, issued Euro-denominated senior unsecured notes in the amount of E150 million ($157.4 million at December 31, 2002). The notes bear interest at a rate of 9.25 percent, payable semi-annually. The notes rank equally with all of the Company's other unsecured and unsubordinated debt. The notes mature on August 1, 2010.

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

         Restrictions on Subsidiaries to Make Distributions to the Parent
         Company

         Under the terms of the $725 million senior unsecured credit agreement described above, the Subsidiaries are restricted in their ability to dividend, loan or otherwise distribute assets, properties, cash, rights, obligations or securities to the Parent Company. These restrictions are subject to a number of important exceptions, including the ability of the Subsidiaries to: (i) purchase shares of the capital stock of the Parent and declare or pay cash dividends to the Parent

                                                                      SCHEDULE I

                             TOWER AUTOMOTIVE, INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

         Company in an aggregate amount equal to $125,000,000 (provided that no event of default exists after giving effect to such action); (ii) declare and pay dividends to the Parent Company to be used to pay taxes and other expenses of the Parent Company and the Subsidiaries on a consolidated basis; and (iii) declare and pay dividends to the Parent Company to enable the Parent Company to make regularly scheduled interest payments or the payment of principal at maturity of any unsecured indebtedness issued by the Parent Company (including the Notes and the Debentures (see Note 3)), the proceeds of which are applied to the prepayment of the revolving loans, in each case (a) has no scheduled principal payments before July 25, 2006; (b) has no guaranty obligation by the borrower under the revolving credit facility; and (c) has terms and conditions which are acceptable to the principal lender under the revolving credit facility. As of December 31, 2002, the Subsidiaries could have paid up to approximately $125 million to the Parent Company under the exception described in item (i) above.


NOTE 6.  SALE/REPURCHASE OF COMMON STOCK

         In May 2002, the Parent Company completed an underwritten primary offering of 17.25 million shares of its common stock. The net proceeds from the offering of $222.4 million were used to repay borrowings under the Company's Credit Agreement. In August 2001, the Parent Company issued 3.6 million shares of its common stock in a private placement transaction which provided for net proceeds of $37.5 million which were used to repay outstanding indebtedness under the Company's Credit Agreement.

         Under a May 2000 board of director approval amount of $100 million, the Parent Company repurchased 4.1 million shares at a total cost of $40.1 million during 2000 and 9.8 million shares at a total cost of $59.9 million during 2002.

                                                                     SCHEDULE II

                             TOWER AUTOMOTIVE, INC.
                 VALUATION AND QUALIFYING ACCOUNTS OF REGISTRANT

                              (DOLLARS IN MILLIONS)

                                                                                                    RESTRUCTURING RELATED
                                                                               ---------------------------------------------------
                                                          LOSS CONTRACTS       RESTRUCTURING         OTHER
                              EMPLOYEE    FACILITY        ESTABLISHED IN        RELATED LOSS     RESTRUCTURING          TOTAL
         DESCRIPTION            COST        COST       PURCHASE ACCOUNTING       CONTRACTS           COSTS          RESTRUCTURING
--------------------------    --------    --------     -------------------     -------------     -------------     ----------------
Balance, December 31, 1999    $    6.4    $   13.8                $   24.8          $     --         $      --            $      --

Additional Provision                --         1.0                    12.3               8.1              29.5                 37.6
Utilization                       (2.6)       (7.5)                   (8.4)             (2.5)             (9.0)               (11.5)
                              --------    --------     -------------------     -------------     -------------     ----------------

Balance, December 31, 2000         3.8         7.3                    28.7               5.6              20.5                 26.1

Additional Provision                --          --                      --                --              56.6                 56.6
Utilization                       (2.7)       (2.1)                  (11.7)             (4.2)            (17.3)               (21.5)
Revision of Estimate                --          --                      --              (1.4)             (4.5)                (5.9)
                              --------    --------     -------------------     -------------     -------------     ----------------

Balance, December 31, 2001         1.1         5.2                    17.0                --              55.3                 55.3

Additional Provision                --          --                      --                --              28.2                 28.2
Utilization                       (1.1)       (0.7)                   (3.9)               --             (55.4)               (55.4)
Revision of Estimate                --          --                    (7.0)               --             (14.3)               (14.3)
                              --------    --------     -------------------     -------------     -------------     ----------------

Balance, December 31, 2002    $     --    $    4.5                   $ 6.1               $--             $13.8                $13.8
                              ========    ========     ===================     =============     =============     ================

                                                                    SCHEDULE III

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Metalsa, S. de R.L.:

We have audited the accompanying consolidated balance sheet of Metalsa, S. de R.L. and subsidiary as of December 31, 2002, and the related consolidated statements of earnings, changes in stockholders' equity, and changes in financial position for the year then ended which, as described in note 2a, have been prepared on the basis of accounting principles accepted in Mexico. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States and in Mexico. U.S. standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metalsa, S. de R.L. and subsidiary as of December 31, 2002, and the results of its operations, their changes in stockholders' equity and their changes in financial position for the year then ended in conformity with accounting principles generally accepted in Mexico.

The accompanying consolidated financial statements as of and for the year ended December 31, 2002 have been translated into United States dollars solely for the convenience of the reader. We have audited the translation and, in our opinion, the consolidated financial statements expressed in Mexican pesos have been translated into dollars on the basis set forth in note 2b of the notes to the consolidated financial statements.



KPMG Cardenas Dosal, S.C.



Luis A. Carrero Roman



January 22, 2003, except for note
19, which is as of January 28, 2003
Monterrey, N.L. Mexico

                                                                    SCHEDULE III


           FINANCIAL STATEMENTS PREPARED UNDER ACCOUNTING PRINCIPLES
                        ACCEPTED IN MEXICO - SEE NOTE 17


                       METALSA, S. DE R.L. AND SUBSIDIARY

                           Consolidated Balance Sheets

                           December 31, 2001 and 2002

      (Thousands of Mexican pesos (Ps.) of constant purchasing power as of December 31, 2002 and thousands of US dollars ($))


                                                                                2001             2002             2002
                                                                            ------------     ------------     ------------
                                                                             (UNAUDITED)                      (SEE NOTE 2B)
                                    ASSETS
Current assets:
    Cash (includes cash equivalents for Ps.287,305 in 2002
    and Ps.267,380 in 2001, net                                             Ps.  284,350          452,896     $     43,917
    Accounts receivable (note 6)                                                 479,235          373,451           36,213
    Inventories (note 7)                                                         261,944          336,159           32,597
    Other current assets                                                          15,299           26,451            2,565
                                                                            ------------     ------------     ------------

           Total current assets                                                1,040,828        1,188,957          115,292

Goodwill, net (note 8)                                                            99,236          108,374           10,509
Property, plant and equipment, net (note 9)                                    2,694,529        2,912,555          282,430
Other non-current assets, net (notes 5 and 10)                                   135,156          150,088           14,554
                                                                            ------------     ------------     ------------

                                                                            Ps.3,969,749        4,359,974     $    422,785
                                                                            ============     ============     ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current installments of long-term debt (note 10)                        Ps.       --          309,375     $     30,000
    Accounts payable and accrued liabilities (note 11)                           581,540          475,418           46,101
                                                                            ------------     ------------     ------------

           Total current liabilities                                             581,540          784,793           76,101

Long-term debt (note 10)                                                       1,444,656        1,237,497          120,000
Deferred income taxes and employees' statutory
   profit sharing  (note 13)                                                     263,501          379,661           36,816
Accrued seniority premium                                                          3,656            4,773              463
                                                                            ------------     ------------     ------------

           Total liabilities                                                   2,293,353        2,406,724          233,380
                                                                            ------------     ------------     ------------

Stockholders' equity (note 12):
    Social parts                                                                  17,704           17,704            1,717
    Additional paid-in capital                                                   471,231          471,231           45,695
    Retained earnings                                                          2,026,950        2,260,786          219,228
    Result from holding non-monetary assets                                     (605,611)        (562,593)         (54,554)
    Initial deferred income tax effect                                          (233,878)        (233,878)         (22,681)
                                                                            ------------     ------------     ------------

           Total stockholders' equity                                          1,676,396        1,953,250          189,405

Contingencies and commitments (note 16)
                                                                            ------------     ------------     ------------

                                                                            Ps.3,969,749        4,359,974     $    422,785
                                                                            ============     ============     ============


See accompanying notes to consolidated financial statements.

                                                                    SCHEDULE III

           FINANCIAL STATEMENTS PREPARED UNDER ACCOUNTING PRINCIPLES
                        ACCEPTED IN MEXICO - SEE NOTE 17

                       METALSA, S. DE R.L. AND SUBSIDIARY

                       Consolidated Statements of Earnings

                  Years ended December 31, 2000, 2001 and 2002

      (Thousands of Mexican pesos (Ps.) of constant purchasing power as of December 31, 2002 and thousands of US dollars ($))


                                                    2000             2001            2002              2002
                                                ------------     ------------     ------------     ------------
                                                 (UNAUDITED)     (UNAUDITED)                      (SEE NOTE 2B)

Net sales (notes 5 and 6)                       Ps.3,346,390        3,487,031        3,559,520     $    345,166
Cost of sales (note 11)                            2,573,438        2,869,709        2,733,168          265,034
                                                ------------     ------------     ------------     ------------

         Gross profit                                772,952          617,322          826,352           80,132

Selling, general and administrative
  expenses (note 5)                                  213,728          215,093          247,927           24,041
                                                ------------     ------------     ------------     ------------

         Operating income                            559,224          402,229          578,425           56,091
                                                ------------     ------------     ------------     ------------

Comprehensive financial results:
    Interest, net                                    (78,523)        (121,017)         (45,080)          (4,371)
    Currency exchange (loss) gain, net                19,417           42,239          (96,701)          (9,377)
    Monetary position result                          60,030           79,420           46,247            4,485
                                                ------------     ------------     ------------     ------------

         Comprehensive financial result, net             924              642          (95,534)          (9,263)
                                                ------------     ------------     ------------     ------------

         Earnings before other income,
              income taxes and
              employees' profit
              sharing                                560,148          402,871          482,891           46,828

Other expenses, net                                    6,072          (34,503)         (69,813)          (6,770)
                                                ------------     ------------     ------------     ------------

         Earnings before income taxes
           and employees' profit
           sharing                                   566,220          368,368          413,078           40,058
                                                ------------     ------------     ------------     ------------

Income taxes (note 13):
    Current                                          109,808           94,688           67,454            6,541
    Deferred                                          85,708            6,413           74,194            7,195
                                                ------------     ------------     ------------     ------------

                                                     195,516          101,101          141,648           13,736
                                                ------------     ------------     ------------     ------------

Employees' profit sharing (note 13):
    Current                                           30,117           31,604           27,998            2,715
    Deferred                                              --            8,428            9,596              931
                                                ------------     ------------     ------------     ------------

                                                      30,117           40,032           37,594            3,646
                                                ------------     ------------     ------------     ------------
         Net earnings                           Ps.  340,587          227,235          233,836     $     22,676
                                                ============     ============     ============     ============



See accompanying notes to consolidated financial statements.

                                                                    SCHEDULE III

           FINANCIAL STATEMENTS PREPARED UNDER ACCOUNTING PRINCIPLES
                        ACCEPTED IN MEXICO - SEE NOTE 17


                       METALSA, S. DE R.L. AND SUBSIDIARY

           Consolidated Statements of Changes in Stockholders' Equity

                  Years ended December 31, 2000, 2001 and 2002

                  (Thousands of Mexican pesos (Ps.) of constant
                    purchasing power as of December 31, 2002)


                                                                                          RETAINED EARNINGS
                                                                           ------------------------------------------------
                                                                                                  NET
                                                              ADDITIONAL                        EARNINGS
                                                SOCIAL         PAID-IN                           FOR THE
                                                PARTS          CAPITAL      UNAPPROPRIATED        YEAR            TOTAL
                                             ------------    ------------   --------------    ------------     ------------

Balances at December 31, 1999 (UNAUDITED)    Ps.   17,704         265,882       1,348,656          373,749        1,722,405

Appropriation of retained earnings                     --              --         373,749         (373,749)              --

Additional paid-in capital                             --          87,722              --               --               --

Dividends                                              --              --        (170,260)              --         (170,260)

Comprehensive income                                   --              --              --          340,587          340,587
                                             ------------    ------------    ------------     ------------     ------------

Balances at December 31, 2000 (UNAUDITED)          17,704         353,604       1,552,145          340,587        1,892,732

Appropriation of retained earnings                     --              --         340,587         (340,587)              --

Additional paid-in capital                             --         117,627              --               --               --

Dividends (note 12b)                                   --              --         (93,017)              --          (93,017)

Comprehensive income (note 12d)                        --              --              --          227,235          227,235
                                             ------------    ------------    ------------     ------------     ------------

Balances at December 31, 2001                      17,704         471,231       1,799,715          227,235        2,026,950

Appropriation of retained earnings                     --              --         227,235         (227,235)              --

Comprehensive income (note 12d)                        --              --              --          233,836          233,836
                                             ------------    ------------    ------------     ------------     ------------

Balances at December 31, 2002                Ps.   17,704         471,231       2,026,950          233,836        2,260,786
                                             ============    ============    ============     ============     ============

Convenience translation (see note 2b)        $      1,717    $     45,695    $    196,552     $     22,676     $    219,228
                                             ============    ============    ============     ============     ============


                                              RESULT FROM        INITIAL
                                                HOLDING         DEFERRED          TOTAL
                                             NON-MONETARY      INCOME TAX      STOCKHOLDERS'
                                                ASSETS           EFFECT           EQUITY
                                             ------------     ------------     ------------

Balances at December 31, 1999 (UNAUDITED)        (452,229)              --        1,553,762

Appropriation of retained earnings                     --               --               --

Additional paid-in capital                             --               --           87,722

Dividends                                              --               --         (170,260)

Comprehensive income                              (39,506)        (233,878)          67,203
                                             ------------     ------------     ------------

Balances at December 31, 2000 (UNAUDITED)        (491,735)        (233,878)       1,538,427

Appropriation of retained earnings                     --               --               --

Additional paid-in capital                             --               --          117,627

Dividends (note 12b)                                   --               --          (93,017)

Comprehensive income (note 12d)                  (113,876)                          113,359
                                             ------------     ------------     ------------

Balances at December 31, 2001                    (605,611)        (233,878)       1,676,396

Appropriation of retained earnings                     --               --               --

Comprehensive income (note 12d)                    43,018               --          276,854
                                             ------------     ------------     ------------

Balances at December 31, 2002                    (562,593)        (233,878)       1,953,250
                                             ============     ============     ============

Convenience translation (see note 2b)        $    (54,554)    $    (22,681)    $    189,405
                                             ============     ============     ============


See accompanying notes to consolidated financial statements.

                                                                    SCHEDULE III

           FINANCIAL STATEMENTS PREPARED UNDER ACCOUNTING PRINCIPLES
                        ACCEPTED IN MEXICO - SEE NOTE 17


                       METALSA, S. DE R.L. AND SUBSIDIARY

            Consolidated Statements of Changes in Financial Position

                  Years ended December 31, 2000, 2001 and 2002

      (Thousands of Mexican pesos (Ps.) of constant purchasing power as of December 31, 2002 and thousands of US dollars ($))

                                                             2000             2001            2002              2002
                                                         ------------     ------------     ------------     ------------
                                                          (UNAUDITED)      (UNAUDITED)                      (SEE NOTE 2B)
Operating activities:
     Net earnings                                        Ps.  340,587          227,235          233,836     $     22,676
     Plus charges (credits) to operations not
        requiring (providing) resources:
         Depreciation and amortization                        109,959          201,032          250,584           24,299
         Impairment of fixed assets                                --               --           34,524            3,348
         Deferred income tax and employees'
            statutory profit sharing                           85,708           (1,745)          84,209            8,166
         Accrual for seniority premiums                            --               --            1,117              108
                                                         ------------     ------------     ------------     ------------

           Resources generated by operations                  536,254          426,522          604,270           58,597

     Changes in:
       Accounts receivable                                       (768)           9,110          105,784           10,258
       Inventories                                           (114,562)          54,522          (86,369)          (8,375)
       Other current assets                                   (12,222)           8,994          (12,074)          (1,171)
       Accounts payable and accrued liabilities                24,871          241,232         (106,968)         (10,373)
                                                         ------------     ------------     ------------     ------------
                                                             (102,681)         313,858          (99,627)          (9,661)
           Resources generated by operating
              activities                                      433,573          740,380          504,643           48,936
                                                         ------------     ------------     ------------     ------------

Financing activities:
    Dividends                                                (170,260)         (93,017)              --               --
    Loans, net                                                885,963         (198,195)         102,216            9,912
    Additional paid-in capital                                 87,722          117,627               --               --
                                                         ------------     ------------     ------------     ------------

           Resources generated by (used in) financing
             activities                                       803,425         (173,585)         102,216            9,912
                                                         ------------     ------------     ------------     ------------

Investing activities:
    Acquisition of property, plant and
       equipment, net                                      (1,157,371)        (249,348)        (404,513)         (39,226)
    Goodwill                                                  (51,555)         (63,088)          (5,603)            (543)
    Change in other assets, net                              (122,630)          17,929          (28,197)          (2,734)
                                                         ------------     ------------     ------------     ------------

           Resources used in investing activities          (1,331,556)        (294,507)        (438,313)         (42,503)
                                                         ------------     ------------     ------------     ------------

           Increase in cash and cash equivalents              (94,558)         272,288          168,546           16,345

Cash and cash equivalents at beginning of year                106,620           12,062          284,350           27,572
                                                         ------------     ------------     ------------     ------------

Cash and cash equivalents at end of year                 Ps.   12,062          284,350          452,896     $     43,917
                                                         ============     ============     ============     ============



See accompanying notes to consolidated financial statements.

                                                                    SCHEDULE III


                       METALSA, S. DE R.L. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 2001 and 2002

      (Thousands of Mexican pesos (Ps.) of constant purchasing power as of
                               December 31, 2002)


(1)      COMPANY ACTIVITY AND OPERATIONS

         ACTIVITY

         The Company is engaged in the manufacturing and sale of frames (chassis), heavy truck side rails, fuel tanks, and steel stamped parts for the automotive industry, mainly to the North America Free Trade Agreement (NAFTA) market. Its stockholders are Promotora de Empresas Zano, S. A. de C. V. (Proeza) and Tower Automotive Mexico, S. de R. L., de C.V. (Tower). The Company is structured in three Strategic Business Units (SBU) identified as follows: Light trucks, Heavy trucks and Passenger cars. The Heavy trucks SBU operates two plants; located in Apodaca N.L., Mexico and Roanoke, Virginia, USA. The passenger cars SBU operates in San Luis Potosi, S.L.P., Mexico.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting policies and practices followed by the Company in the preparation of the financial statements are described below:

         a)       BASIS OF PRESENTATION AND DISCLOSURE

                  The consolidated financial statements of the Company are prepared in accordance with Generally Accepted Accounting Principles in Mexico ("Mexican GAAP").

                  Mexican GAAP includes the recognition of the effects of inflation on the financial information, and are expressed in Mexican pesos of constant purchasing power, based on the National Consumer Price Index (NCPI), published by the Bank of Mexico. The indexes used for effects of recognizing inflation were the following:

                       DECEMBER 31,        NCPI         % INFLATION
                       ------------    ------------    ------------

                           2002             371.283            5.30%
                           2001             352.441            4.80%
                           2000             336.387            8.70%
                           1999             309.525           12.50%
                                       ============    ============

                  For purposes of disclosure, when reference is made to pesos or "Ps", it means Mexican pesos; when reference is made to dollars or $, it means currency of the United States of America ("United States"). Except when specific references are made to "million dollars," "thousand dollars" and "number of shares", all amounts included in these notes are stated in thousands of constant Mexican pesos as of the balance sheet date.

                                                                    SCHEDULE III

                       METALSA, S. DE R.L. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

         (Thousands of Mexican pesos (Ps.) of constant purchasing power as of December 31, 2002)



b)       CONVENIENCE TRANSLATION

         The dollar amounts provided and, unless otherwise indicated, elsewhere in the financial statements and related footnotes are translations of constant Mexican peso amounts at an exchange rate of Ps10.31 to U.S. $1.00, the Company's accounting rate as of December 31, 2002. These translations have been prepared solely for the convenience of the reader and should not be constructed as representations that the Mexican peso amounts actually represent those dollar amounts or could be converted into dollars at the rate indicated.

c)       PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Metalsa,
         S. de R.L. and its subsidiary Metalsa-Roanoke, Inc., in which the Company holds a 100% interest and has control. All intercompany balances and transactions have been eliminated in consolidation. The consolidation was made based on the financial statements of both companies, which were prepared in accordance with Mexican GAAP.

d)       TRANSLATION OF FOREIGN SUBSIDIARY FINANCIAL STATEMENTS

         The financial statements of the foreign subsidiary are restated by the inflation of United States of America (USA) and subsequently translated into Mexican pesos by using the exchange rate at the end of the corresponding period for balance sheet and income statement. The translation effects are recorded directly in the stockholders' equity, as part of comprehensive income.

e)       PRESENTATION OF PRIOR YEAR FIGURES

         The restatement factor applied to the consolidated financial statements of prior periods was the NCPI.

f)       CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include deposits in bank accounts, and other fixed interest instruments of immediate realization or, if applicable, realizable within a three-month period. Interest and valuation gains or losses are included in the results of the period, as part of the comprehensive financial result.

g)       INVENTORIES AND COST OF SALES

         Inventories represent raw material acquired that has not been applied to manufacturing and spare parts, and are valued at the lower of replacement cost or realization value. Replacement cost is determined through the cost of the last raw material and indirect materials acquired and the latest production cost for finished goods and in work-in process inventory. Cost of sales represents the replacement cost of the inventories at the time of the sale and is expressed in Mexican pesos of purchasing power as of the closing at the balance sheet date.

                                                                    SCHEDULE III

                       METALSA, S. DE R.L. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

         (Thousands of Mexican pesos (Ps.) of constant purchasing power as of December 31, 2002)


h)       GOODWILL

         Goodwill represents the excess of the foreign subsidiary acquisition cost over the book value of its net assets at the acquisition date, and it is indexed using the USA inflation rate and is translated into Mexican pesos at the year-end exchange rate. Goodwill is amortized over a 20-year period, using the straight-line method. Annual amortization expense is impacted by the effect of movements in the exchange rate used to translate amounts from the Company's foreign subsidiary.

i)       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment of national origin are updated using the NCPI. Imported assets are updated using a compound factor. This compound factor is determined by using the inflation of the machinery's country of origin and the exchange rate variation between the currency of that country and the Mexican currency.

         The comprehensive financial result corresponding to assets during the construction or installation period is capitalized as part of the value of the assets.

         The most significant compound factors used to update imported assets were:

                                              2001            2002
                                          ------------    ------------

              United States of America          0.9794          1.1402
              Germany                           0.9197          1.3070
              Japan                             0.8422          1.2034
                                          ============    ============

         Depreciation is calculated primarily using the straight-line method over the useful life of the assets, determined by Company's management, as disclosed in note 9. Maintenance expenses and minor repairs are recorded in operations as they are incurred.

j)       OTHER NON-CURRENT ASSETS

         As discussed in notes 5 and 10, the major accounts included in this caption are: advance rent and a long-term receivable due from a related party. Additionally, included are direct financing cost and licenses. These balances are adjusted for inflation using factors based on the NCPI. These assets (other deferred financial costs) are amortized using the straight-line method according to their maturities.

         Deferred financing costs resulting from financing activities are amortized using the interest method over the term of the related loan.

                                                                    SCHEDULE III
                       METALSA, S. DE R.L. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

         (Thousands of Mexican pesos (Ps.) of constant purchasing power as of December 31, 2002)


k)       DERIVATIVE FINANCIAL INSTRUMENTS

         The Company enters into agreements to manage certain exposures to fluctuations in interest rates and currency exchange rates. Interest-rate contracts generally involve the exchange of floating interest rates and fixed interest rate payments without the exchange of the underlying principal. Net amounts paid or received are reflected as adjustments to interest expense.

         Changes in the fair value of derivative financial instruments, net of the costs and expenses or gains resulting from the assets or liabilities, are reported as part of the comprehensive financial results. Assets and liabilities arising from the derivative financial instruments are recognized on the balance sheet accounting to fair value. Premiums paid are expensed as incurred, see note 4.

l)       SENIORITY PREMIUM AND SEVERANCE PAYMENT

         The accumulated seniority premium benefits, to which the Mexican operations workers are entitled by the Mexican Labor Law, are recognized in the results of each period, based on actuarial calculations of the present value of this liability. The amortization of prior years service cost, which has not been recognized, is based on the estimated personnel service life. As of December 31, 2002 and 2001 the estimated service life of employees entitled to the plan benefits is approximately 4.85 years.

         All other compensations to which personnel might be entitled are recognized in results of the period in which they are paid. These benefits consist mainly of severance.

m) INCOME TAX (IT), TAX ON ASSETS (TA) AND EMPLOYEE STATUTORY PROFIT SHARING (ESPS)

         Income taxes are accounted for under the asset and liability method. Deferred taxes are recognized (assets and liabilities) for the future tax consequences attributable to the temporary differences between the book values of the existing assets and liabilities and their related tax bases, as well as, to the tax losses carryforward and the unused tax credits (TA). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of changes in tax rates on deferred taxes is recognized in the results of the period in which such changes are enacted and approved.

         ESPS is calculated for the Mexican operations only. It is also required to determine the effect of deferred ESPS for those temporary differences arising from the reconciliation of the net income of the period and the taxable income for ESPS.

                                                                    SCHEDULE III

                       METALSA, S. DE R.L. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

         (Thousands of Mexican pesos (Ps.) of constant purchasing power as of December 31, 2002)


n)       INITIAL DEFERRED INCOME TAX EFFECT

         Represents the recognition of accumulated deferred income tax effects as of January 2000, the date Bulletin D-4 was adopted.

o)       SOCIAL PARTS, OTHER CONTRIBUTIONS AND ACCUMULATED RESULTS RESTATEMENT

         This is determined by multiplying the accumulated contributions and earnings (losses) by the NCPI, which measures the accumulated inflation from the dates the contributions were made and the earnings (losses) were generated to the date of the most recent balance sheet. The result is intended to represent the constant values of the stockholders' investment.

p)       RESULT FROM HOLDING NON-MONETARY ASSETS

         This represents the difference between the original cost of non-monetary assets restated through specific costs and the amounts determined by application of NCPI factors, decreased by the effects of deferred taxes recorded directly in stockholders' equity, and currency translation effects.

q)       COMPREHENSIVE FINANCIAL RESULT (CFR)

         The CFR includes interest expense, currency exchange differences, monetary position result and the valuations effects of financial instruments. CFR is recorded in the results of the period, net of amounts capitalized (see note 9).

         Transactions executed in foreign currency are recorded at the exchange rate prevailing on their execution or liquidation dates. Foreign currency assets and liabilities are converted at the exchange rate prevailing on the date of the balance sheet. The exchange differences related to assets or liabilities contracted in foreign currency are recorded in results of the period.

         The monetary position result is determined by multiplying the difference between monetary assets and liabilities at the beginning of each month, including deferred taxes, by the inflation rate at the end of the period. The result obtained thereby is recorded in comprehensive financial results of the period.

r)       REVENUE RECOGNITION

         Revenue is recognized when the risks of ownership and title are transferred to the client, which is usually when the products are delivered. The Company records sales commissions, refunds and discounts at the time the related income is recognized, which are deducted from sales or recognized as sales expense, as determined by the circumstances.

         The income and costs resulting from the manufacturing of tool and die projects are recognized using the percentage-of-completion method, based mainly on the cost incurred in the contract as a proportion of the total estimated cost to be incurred. If during the project, the Company estimates that the costs incurred plus the estimated costs to be incurred will exceed total income of the project, the estimated loss is recognized in the results of operations immediately.

                                                                    SCHEDULE III
                       METALSA, S. DE R.L. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

         (Thousands of Mexican pesos (Ps.) of constant purchasing power as of December 31, 2002)



s)       CONCENTRATION OF BUSINESS AND CREDIT RISK

         The Company had net sales to four customers representing approximately 64%, 75% and 80% of total net sales during 2000, 2001 and 2002, respectively. Accounts receivable balances of those customers as of December 31, 2001 and 2002 represent approximately 52% and 59% of total accounts receivable, respectively. The Company records reserves for losses in the collection of accounts receivable based on management analysis and estimates.

t)       CONTINGENCIES

         Significant obligations or losses related to contingencies are recognized when it is probable that their effects will materialize and there are reasonable bases for their estimation. If a reasonable estimate cannot be made, disclosure of the nature of the contingency is included in the notes to the consolidated financial statements. Contingent income, earnings or assets are recognized when their realization is certain.

u)       IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT AND OTHER NON-CURRENT
         ASSETS

         The Company periodically evaluates the restated values of property, plant and equipment and other non-current assets to determine the existence of indications that such values exceed their recoverable value. The recoverable value represents the potential revenues that can reasonably be expected from the use of such assets. If it is determined that the carrying values exceed such revenues, the Company records the necessary adjustments to reduce their value. Assets held for sale are presented in the financial statements at the lower of their restated or realizable values. At December 31, 2002, 2001 and 2000 impairment charges of Ps.4,640, Ps.6,910 and Ps.34,523, respectively were recorded attributable to products whose production was reduced due to market conditions and requirements from its customers.

v)       COMPREHENSIVE INCOME

         Comprehensive income is presented in the consolidated statement of changes in stockholders' equity in accordance with Bulletin B-4 "Comprehensive Income". For the years ended December 31, 2000, 2001 and 2002, comprehensive income includes net earnings, the effects of inflation from holding non-monetary assets net of related deferred income taxes, and currency translation adjustments arising from the subsidiary.

w)       USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in Mexico requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                                                    SCHEDULE III
                       METALSA, S. DE R.L. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

         (Thousands of Mexican pesos (Ps.) of constant purchasing power as of December 31, 2002)



         x)       OTHER EXPENSE

                  For the year ended December 31, 2002, other expenses includes the following:

          Loss on disposition of fixed assets                                      Ps.   29,175    $      2,829
          Legal expenses (see note 16)                                                   15,927           1,544
          Others, net                                                                    24,711           2,397
                                                                                   ------------    ------------
                                                                                   Ps.   69,813    $      6,770
                                                                                   ============    ============

         y)       RECLASSIFICATIONS

                  Certain reclassifications have been made to the prior period to conform to the 2002 presentation.

(3)      EXCHANGE RATE AND FOREIGN MONETARY POSITION

         The amounts shown in this note are expressed in thousands of US dollars; the currency in which Metalsa, S. de R. L. denominates or carries out its foreign currency transactions.

         The US dollar exchange rate as of December 31, 2001 and 2002, was Ps.9.14 and Ps.10.31, respectively. As of January 22, 2003, it was approximately Ps.10.68.

         The foreign currency assets and liabilities held as of December 31, 2001 and 2002, are as follows:

                                           2001             2002
                                       ------------    ------------
                                       (UNAUDITED)     (SEE NOTE 2B)

         Current assets                $     81,170           65,113
         Less:
             Current liabilities            (48,651)         (55,082)
             Long-term liabilities         (150,000)        (130,822)
                                       ------------     ------------

                    Net liabilities    $   (117,481)        (120,791)
                                       ============     ============

         In addition, as of December 31, 2001 and 2002, the Company had the following non-monetary asset position of foreign origin, whose value can only be denominated in US dollars:

                                        2001           2002
                                    ------------    ------------
                                    (UNAUDITED)

         Inventories                $     25,516          34,727
                                    ============    ============

         Machinery and equipment    $    155,103         193,861
                                    ============    ============

         Goodwill                   $     10,304          10,520
                                    ============    ============

                                                                    SCHEDULE III
                       METALSA, S. DE R.L. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

         (Thousands of Mexican pesos (Ps.) of constant purchasing power as of December 31, 2002)



         The transactions executed outside of Mexico mainly with the United States of America, excluding the machinery and equipment imports, for the years ended December 31, 2000, 2001 and 2002 are summarized below:

                                                        2000             2001              2002
                                                    ------------     ------------     ------------
                                                    (UNAUDITED)      (UNAUDITED)

         Export of merchandise                      $     49,310           44,939           40,304
         Import of merchandise and spare parts          (110,104)        (101,586)        (122,619)
         Interest expense                                 (6,819)         (12,536)         (35,650)
         Service expense                                  (3,873)          (3,892)          (1,394)
                                                    ------------     ------------     ------------

                                                    $    (71,486)         (73,075)        (119,359)
                                                    ============     ============     ============

         Additionally, the Company had sales within Mexican territory in US dollars but payable in Mexican currency at the exchange rate on the date of payment. These sales amounted to $191,505 in 2000, $187,941 in 2001 and $217,343 in 2002.

(4)      DERIVATIVE FINANCIAL INSTRUMENTS

         The Company manages its debt by using interest rate agreements to achieve an overall desired position of fixed and floating rates. As of December 31, 2001 and 2002, Metalsa had the following interest rate contracts outstanding:

         o Interest rate swap contract related to Metalsa's long-term debt. The swap converts $45 million dollar notional amount from variable rates to fixed rates. For the years ended December 31, 2001 and 2002, there were losses on the contract amounting to $133 and $111 thousand dollars, respectively, which were recorded in interest expense in the accompanying statement of earnings. At December 31, 2002 a liability amounting to $526 thousand dollars, was recorded.

         o Interest rate cap contract also related to Metalsa's long-term debt. The $80 million dollar cap agreement entitles the Company to receive from a financial institution the amounts, if any, by which debt selected market interest rates exceed the interest rates stated in the agreements. The fair value of the interest rate cap contract was estimated using quotes from brokers and represents the cash settlement amounts if the contract had been settled at December 31, 2002.

         Credit and market risk exposures are limited to the impact of fluctuations in interest rates. The net payments or receipts from interest rate swaps and caps are recorded as part of interest expense and are not material. At December 31, 2002 the fair value of the above mentioned financial instruments is immaterial.

         The purpose of Metalsa's currency hedging strategy is to reduce the exposure that the Company has to changes in the Mexican peso's exchange rate. The Company enters into currency exchange forward contracts to hedge part of its anticipated working capital expenses, such as salaries and wages, in Mexican pesos. These contracts cover periods, generally not more than nine months, and are negotiated with selected banks. At December 31, 2002, the notional amount of the remaining forward contracts was $1,200 U.S. dollar thousands with a fair value of approximately (Ps.5,000).

                                                                    SCHEDULE III
                       METALSA, S. DE R.L. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

          (Thousands of Mexican pesos (Ps.) of constant purchasing power as of December 31, 2002)


           The Company is exposed to credit losses in the event of default by counter parties on the above instruments, but does not anticipate such event.

(5)        RELATED PARTIES

           At December 31, 2001 and 2002, the balances and transactions with related parties are as follows:

           (a) DUE FROM

                                                                                2001            2002            2002
                                                                             ------------    ------------    ------------
                                                                             (UNAUDITED)                     (SEE NOTE 2B)

           Teknik, S.A. de C.V                                               Ps.       --           2,294    $        222
           Tower Automotive, Inc.                                                  46,533              --              --
           Other                                                                    1,313             269              26
                                                                             ------------    ------------    ------------
                                                                             Ps.   47,846           2,563    $        248
                                                                             ============    ============    ============

           (b) DUE TO


           Promotora Empresas Zano, S.A. de C.V                              Ps.  156,889          57,050    $      5,532
           Tower Automotive, Inc.                                                      --          11,194           1,085
           Other                                                                   18,341          14,622           1,418
                                                                             ------------    ------------    ------------
                                                                             Ps.  175,230          82,866    $      8,035
                                                                             ============    ============    ============

           (c) RELATED PARTY TRANSACTIONS

           The transactions carried out during the years ended December 31, 2000, 2001 and 2002 with related parties are as follows:

                                                            2000            2001            2002            2002
                                                        ------------    ------------    ------------    ------------
                                                        (UNAUDITED)     (UNAUDITED)                     (SEE NOTE 2B)
           Sales                                        Ps.  118,549          81,241          42,882    $      4,158
                                                        ============    ============    ============    ============
           Purchases                                    Ps.  260,421         221,666          94,237    $      9,138
                                                        ============    ============    ============    ============
           Service and technical assistance             Ps.  148,581         130,220         153,417    $     14,877
                                                        ============    ============    ============    ============
           Rents paid                                   Ps.      109             101             101    $         10
                                                        ============    ============    ============    ============

           During year 2001, the Company sold equipment to a related party for approximately Ps.138,756 (nominal value) and a long-term accounts receivable was recorded. No gain or loss arose from this transaction. At the same time, the Company leased back the equipment through an operating lease with total payments of Ps.97,750. For financial statement presentation, the net balance arising from this transaction was classified as a long-term accounts receivable, and included as part of other non-current assets. The receivable and payable balances bear interest at 2% plus TIIE. The net balance at December 31, 2002 amounts to Ps.42,259, including interest of Ps.1,253.

                                                                    SCHEDULE III
                       METALSA, S. DE R.L. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

         (Thousands of Mexican pesos (Ps.) of constant purchasing power as of December 31, 2002)



         At December 31, 2002 the advance rent was also included as part of the other non-current assets. This advance rent is for the following years and amounts to Ps.79,144 as follows:

Year ending December 31:
2003                        Ps.   11,712    $      1,136
2004                              11,712           1,136
2005                              12,288           1,192
2006                              12,288           1,192
2007 and thereafter               31,144           3,020
                            ------------    ------------
                            Ps.   79,144    $      7,676
                            ============    ============

         Rental expense for the year 2002 amounted to Ps.5,856 (nominal value).

         The Company has a contract with an affiliated company (Proeza) and a stockholder (Tower) whereby it agrees to pay for administrative services and technical assistance provided, respectively. The amount to be paid for these services is determined based on a percentage of sales which are 1.5% to Proeza and 3.5% to Tower. For the years ended December 31, 2000, 2001 and 2002, total expense related to the abovementioned contracts amounted to Ps.101,149, Ps.90,960 and Ps.103,642 respectively.

(6)      ACCOUNTS RECEIVABLE

         At December 31, 2001 and 2002 accounts receivable are as follows:

                                                                   2001            2002            2002
                                                               ------------    ------------    ------------
                                                                (UNAUDITED)                   (SEE NOTE 2B)

Trade                                                          Ps.  343,494         229,299    $     22,235
Receivable from tool and die projects                                88,677         100,234           9,720
Related parties (note 5)                                             47,846           2,563             249
Advances for taxes and other accounts
receivable                                                               --          45,424           4,405
                                                               ------------    ------------    ------------
                                                                    480,017         377,520          36,609
Less allowance for doubtful accounts                                    782           4,069             396
                                                               ------------    ------------    ------------
                                                               Ps.  479,235         373,451    $     36,213
                                                               ============    ============    ============

         The revenue from tool and die projects is determined using the percentage-of-completion method (see note 2q). For the years ended December 31, 2000, 2001 and 2002, the net sales include Ps.532,327 Ps.357,525 and Ps.520,641 of revenue from tool and die projects, respectively. At December 31, 2002 and 2001, the unbilled portion for tool and die projects amounts to Ps.68,786 and Ps.56,032, respectively.

                                                                    SCHEDULE III

                       METALSA, S. DE R.L. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

         (Thousands of Mexican pesos (Ps.) of constant purchasing power as of December 31, 2002)


         A summary of the changes in the allowance for doubtful accounts, in Ps., for the years ended December 31, 2000, 2001 and 2002 is as follows:

                                              BALANCES AT
                                               BEGINNING        CHARGES TO                            BALANCES AT
              DESCRIPTION                      OF PERIOD         EXPENSE         WRITE-OFF           END OF PERIOD
----------------------------------------     ---------------  ---------------- --------------       ----------------

 Year ended:
 December 31, 2000 (UNAUDITED)               Ps.       3,856             1,466         (4,107)      Ps.        1,215
 December 31, 2001 (UNAUDITED)               Ps.       1,215               133           (566)      Ps.          782
 December 31, 2002                           Ps.         782             4,047           (760)      Ps.        4,069
                                             ===============  ================ ==============       ================

(7)      INVENTORIES

         At December 31, 2001 and 2002, inventories are comprised of the following:

                                                                          2001            2002            2002
                                                                      ------------    ------------    ------------
                                                                       (UNAUDITED)                    (SEE NOTE 2B)
Raw material                                                          Ps.   83,474         115,183    $     11,169
Work-in process                                                             61,615          84,629           8,206
Finished goods                                                              64,274          39,871           3,866
Spare parts and merchandise in transit                                      27,492          87,101           8,446
Advances to suppliers                                                       25,089           9,375             910
                                                                      ------------    ------------    ------------
                                                                      Ps.  261,944         336,159    $     32,597
                                                                      ============    ============    ============

(8)      GOODWILL

         Goodwill arose from the acquisition of Metalsa Roanoke, Inc. in December 2000. At the date of acquisition, $11.7 million dollars of goodwill was generated. This goodwill is included as a non-current asset and its amortization is recorded as an operating expense in the consolidated statements of earnings. In 2002, Metalsa Roanoke, Inc. paid $544 thousand dollars of additional consideration arising from the original acquisition of the business. See note 16 for additional possible cash commitments.

         At December 31, 2001 and 2002 the goodwill balance is analyzed as follows:

                                                                         2001            2002            2002
                                                                     ------------    ------------    ------------
                                                                      (UNAUDITED)                    (SEE NOTE 2B)
Goodwill                                                             Ps.  104,651         120,016    $     11,638
Less:
     Accumulated amortization                                               5,415          11,642           1,129
                                                                     ------------    ------------    ------------
                                                                     Ps.   99,236         108,374    $     10,509
                                                                     ============    ============    ============

                                                                    SCHEDULE III

                       METALSA, S. DE R.L. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

         (Thousands of Mexican pesos (Ps.) of constant purchasing power as of December 31, 2002)


         The increase in the amortizable balance of goodwill is the result of the application of inflation accounting and the effects of currency translation.

(9)      PROPERTY, PLANT AND EQUIPMENT

         At December 31, 2001 and 2002 the investment in property, plant and equipment consists of:

                                                                                                    ESTIMATED
                                      2001                  2002                2002              USEFUL LIFE
                                -----------------    -----------------    -----------------    -----------------
                                   (UNAUDITED)                              (SEE NOTE 2B)

Land                            Ps.       107,152              109,573    $          10,625
Building                                  749,030              766,372               74,315             35 years
Plant and equipment                     2,440,415            3,131,592              303,670             11 years
Transportation equipment                    8,691               18,593                1,803              3 years
Furniture and fixtures                     38,102               93,219                9,039              6 years
Computer equipment                         47,354               60,518                5,868              2 years
Tools and dies                             14,780               16,563                1,606              5 years
Construction in process                   471,334              182,968               17,742                   --
                                -----------------    -----------------    -----------------
                                        3,876,858            4,379,398              424,668
            Less accumulated
              depreciation              1,182,329            1,466,843              142,238
                                -----------------    -----------------    -----------------

                                Ps.     2,694,529            2,912,555    $         282,430
                                =================    =================    =================

         During the year Metalsa's management performed an evaluation of the carrying amounts of fixed assets. In the performance of this evaluation, the Company recorded a pre-tax loss of Ps.34,524, which was recorded as an operating expense. This amount reflects the write off or write down to fair value of certain machinery and equipment no longer utilized in operations.

         Property, plant and equipment includes capitalized CFR of Ps.121,326 net of accumulated amortization, of which Ps.22,897 was capitalized during 2002.

(10)     LONG-TERM DEBT AND BANK LOANS

         At December 31, 2002, long-term debt is as follows:

                                                          2001              2002              2002
                                                     --------------    --------------    --------------
                                                      (UNAUDITED)                         (SEE NOTE 2B)

Syndicated credit contract amounting to 150
million US dollars, payable in varying maturities
from June 2003 until June 2006                       Ps.  1,444,656         1,546,872    $      150,000

        Less current installments                                --           309,375            30,000
                                                     --------------    --------------    --------------


        Long-term debt, net                          Ps.  1,444,656         1,237,497    $      120,000
                                                     ==============    ==============    ==============

                                                                    SCHEDULE III

                       METALSA, S. DE R.L. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

         (Thousands of Mexican pesos (Ps.) of constant purchasing power as of December 31, 2002)


         In 2001, the Company entered into a syndicated loan contract with several financial institutions, for $150 million dollars with a LIBOR-based interest rate. For the years 2001 and 2002, the average interest rate was 3.19% and 3.48%, respectively. The proceeds were used to pay off existing debt and to support the Company's capital investment program. The loan is unsecured. Deferred financing costs amounting to approximately Ps.16.6 million were paid and recorded as other non-current assets.

         The syndicated loan imposes certain limitations on the payment of dividends and restrictions on certain financial ratios. The Company was in compliance with these limitations at December 31, 2002.

         The installments of long-term debt are as follows:


       Years ending December 31:
       2004                                                                    Ps.      386,718   $         37,500
       2005                                                                             541,405             52,500
       2006                                                                             309,374             30,000
                                                                               ----------------   ----------------
                                                                               Ps.    1,237,497   $        120,000
                                                                               ================   ================

         In addition, the Company has available lines of credit in place for a total amount of $40 million dollars. As of December 31, 2002, the Company has used $836 thousand dollars under these lines of credit.

(11)     ACCOUNTS PAYABLES AND ACCRUED LIABILITIES

         At December 31, 2001 and 2002, liabilities and accruals are as follows:

                                                                             2001            2002            2002
                                                                         ------------    ------------    ------------
                                                                          (UNAUDITED)                    (SEE NOTE 2B)

Accounts payable and accrued liabilities                                 Ps.  406,310         392,552    $     38,066
Related parties (note 6)                                                      175,230          82,866           8,035
                                                                         ------------    ------------    ------------
                                                                         Ps.  581,540         475,418    $     46,101
                                                                         ============    ============    ============

         The Company made purchases from a raw material supplier that represented 32%, 38% and 35% of its total purchases made during 2000, 2001 and 2002. The balance of the accounts payable to this supplier as of December 31, 2001, and 2002 represents 7% and 6% of total accounts payable, respectively.

(12)     STOCKHOLDERS' EQUITY

         The characteristics of stockholders' equity are as follows:

         (a)      CAPITAL

                  o Social parts represent the capital of the Company, each one representing the value of the contribution made by the respective partner. Each partner has one vote for each Mexican peso of contributed capital.

                                                                    SCHEDULE III

                       METALSA, S. DE R.L. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

         (Thousands of Mexican pesos (Ps.) of constant purchasing power as of December 31, 2002)


                  o Social parts can be divided into as many as four series. Social parts series A must be owned by individuals or groups of partners that have an affiliates relation, parent, and subsidiaries and of Mexican nationals whose by-laws have the direct and indirect exclusion clause for foreign nationals that reside in Mexico as legal residents. Series B parts can be subscribed to any person or legal entity.

                  o The capital of the Company amounts to Ps.7,373 (nominal value) in Series A and B.

                  o The partners will have the first right of refusal to subscribe new shares of each series held by them if an increase in capital is approved.

         (b)      STOCKHOLDERS' EQUITY TRANSACTIONS

                  1. The Company received, on January 7th 2002, $11.7 million dollars of additional paid-in-capital from the commitment that Tower Automotive Mexico, S. de R.L. de C.V. had. This transaction was recorded in 2001.

                  2. In March 2001, a dividend for $9.3 million dollars was declared and was paid to the majority equity shareholders on January 7th 2002.

         (c)      RETAINED EARNINGS

                  The principal restrictions to retained earnings are:

                  1. Net earnings for the year are subject to an appropriation of 5% for the legal reserve until this reserve equals 20% of the Company's capital stock. At December 31, 2002, the legal reserve amounts to Ps.2,897 (nominal value).

                  2. Earnings distributed as dividends in excess of accumulated tax earnings will be subject to payment of income taxes in accordance with the Mexican Income Tax Law. At December 31, 2002, no deferred income tax has been recognized on this excess because it is expected that dividends will be paid free of taxes.

         (d)      COMPREHENSIVE INCOME

                  For the years ended December 31, 2000, 2001 and 2002, comprehensive income is as follows:

                                         2000            2001             2002             2002
                                     ------------    ------------     ------------     ------------
                                      (UNAUDITED)    (UNAUDITED)                       (SEE NOTE 2B)

Net earnings                         Ps.  340,587         227,236          233,836     $     22,675
Inflation effects of non-monetary
   assets                                 (58,023)       (136,793)          48,071            4,661
Translation effects of foreign                 --         (26,425)          27,317            2,649
  subsidiary
Deferred income taxes net                (215,361)         49,341          (32,370)          (3,139)
                                     ------------    ------------     ------------     ------------
                                     Ps.   67,203         113,359          276,854     $     26,846
                                     ============    ============     ============     ============

                                                                    SCHEDULE III

                       METALSA, S. DE R.L. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

         (Thousands of Mexican pesos (Ps.) of constant purchasing power as of December 31, 2002)



(13)     INCOME TAX (IT) TAX ON ASSETS (TA) AND EMPLOYEES' PROFIT SHARING (ESPS)

         In accordance with present tax legislation, corporations must pay either the IT or TA, whichever is greater. Both taxes recognize inflation effects, in a manner different from Mexican GAAP. ESPS is calculated in the same manner as IT but without the recognition of inflation. For the years ended December 31, 2001 and 2002, the Company was subject to IT.

         On January 1, 2002 a new IT Law was enacted, which reduces the IT rate by 1% each year beginning in 2002, until it reaches 32% in 2005. As a result of these changes in the rate, the Company reduced its net deferred tax liability by approximately Ps.26 million at December 31, 2002.

         Under the IT Law, tax losses of a period, updated for inflation, can be carried forward to offset taxable income of the immediately following ten tax periods. The tax losses have no effect on ESPS. As of December 31, 2002, the Company had no tax losses to carry forward in Mexico.

         TA law establishes a 1.8% tax levy on assets, indexed for inflation in the case of inventory and property, plant and equipment, after deducting certain liabilities. This same law allows the use of the net assets balance of the preceding fourth period, updated with NCPI, as the basis for the calculation of this tax, which option is currently being followed by the Company. At December 31, 2002, there is no TA available to carry forward.

         Income tax expense for the years ended December 31, 2001 and 2002, was as follows:

                                           2000            2001             2002            2002
                                       ------------    ------------     ------------    ------------
                                        (UNAUDITED)    (UNAUDITED)                     (SEE NOTE 2B)

Current Mexican taxes                  Ps.  109,808          94,688           61,968    $      6,009
Current US Federal and state taxes               --              --            5,486             532
Deferred Mexican taxes                       85,708          (3,792)          48,885           4,740
Deferred US Federal and state taxes              --          10,205           25,309           2,455
                                       ------------    ------------     ------------    ------------
                                       Ps.  195,516         101,101          141,648    $     13,736
                                       ============    ============     ============    ============

         For the year ended December 31, 2001, the actual income tax expense differed from the amounts computed by applying the 35% Mexican tax rate to earnings before income taxes as a result of the following:

                                                    (UNAUDITED)
Current Mexican taxes                              Ps.   128,929
Current US Federal and state taxes                       (44,487)
Deferred Mexican taxes                                     5,706
Deferred US Federal and state taxes                       10,953
                                                   -------------
                                                   Ps.   101,101
                                                   =============

         Beginning in 2002, the deferred income taxes for its Mexican operations were calculated assuming a 34% tax rate for current assets and liabilities and tax rates of 33% and 32%, for assets whose tax effects will be reversed after 2004 and 2005. Deferred ESPS was calculated for the differences arising from the Mexican operation.

                                                                    SCHEDULE III

                       METALSA, S. DE R.L. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

         (Thousands of Mexican pesos (Ps.) of constant purchasing power as of December 31, 2002)


         The tax rate for deferred income taxes arising from Metalsa Roanoke, Inc. were calculated using a tax rate of approximately 39%. This tax rate considers US federal and state taxes.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, as of December 31, 2001 and 2002, are presented below:

                                           2001            2002            2002
                                       ------------    ------------    ------------
                                       (UNAUDITED)                     (SEE NOTE 2B)
Deferred tax assets:
  Allowance for doubtful accounts      Ps.      296           1,383    $        134
  Liability accruals                         22,840          17,985           1,744
  Tax loss carryforwards                     20,049           2,102             204
                                       ------------    ------------    ------------

     Total deferred tax assets               43,185          21,470           2,082
                                       ------------    ------------    ------------

Deferred tax liabilities:
  Inventories                                52,562          90,339           8,760
  Accruals                                   43,163          24,537           2,379
  Property, plant and equipment             163,240         226,381          21,952
  Other non-current assets                   39,293          41,850           4,059
                                       ------------    ------------    ------------

     Total deferred tax liabilities         298,258         383,107          37,150
                                       ------------    ------------    ------------

     Deferred tax liability, net       Ps.  255,073         361,637    $     35,068
                                       ============    ============    ============

         A summary of the changes in the net deferred IT liability for the years ended December 31, 2001 and 2002 is presented below:

                                              2001            2002            2002
                                          ------------    ------------    ------------
                                           (UNAUDITED)                    (SEE NOTE 2B)

Initial balance of deferred income tax    Ps.  298,002         255,073    $     24,734
Deferred IT expense                              6,413          74,194           7,195
Deferred IT in stockholders' equity            (49,342)         32,370           3,139
                                          ------------    ------------    ------------

      Ending balance                      Ps.  255,073         361,637    $     35,068
                                          ============    ============    ============

         The tax effects of temporary differences that give rise to significant portions of the deferred ESPS liabilities, as of December 31, 2001 and 2002 are presented below:

                                        2001            2002             2002
                                    ------------    ------------     ------------
                                     (UNAUDITED)                     (SEE NOTE 2B)

Other non-current assets            Ps.    5,647           7,275     $        705
Accruals, net                              2,781          (9,330)            (905)
Property, plant and equipment                 --           9,441              915
Inventories                                   --          10,638            1,033
                                    ------------    ------------     ------------

   Total deferred ESPS liability    Ps.    8,428          18,024     $      1,748
                                    ============    ============     ============

                                                                    SCHEDULE III


                       METALSA, S. DE R.L. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

         (Thousands of Mexican pesos (Ps.) of constant purchasing power as of December 31, 2002)


         During year 2002, an ESPS deferred asset was created for the foreign currency exchange loss, which can be deducted for ESPS when the Company realizes the payment. The year 2002 foreign exchange loss amounted to approximately Ps. 130 million.

         As of December 31, 2001 and 2002, the updated balance of the stockholders' equity tax accounts is as follows:

                                       2001             2002            2002
                                    ------------    ------------    ------------
                                    (UNAUDITED)                     (SEE NOTE 2B)

Contribution capital account        Ps.  820,105         820,105    $     79,525
                                    ============    ============    ============

Tax earnings and profits account    Ps.   38,623          63,331    $      6,141
                                    ============    ============    ============

Tax reinvested earnings account     Ps.  723,182         626,195    $     60,722
                                    ============    ============    ============

(14)     EMPLOYEE BENEFIT PLAN

         Metalsa Roanoke, Inc. has a 401(k) investment plan (the Plan) for the benefit of its employees. Employees are eligible to participate in the Plan in the quarter following their first 60 days of service. Under the Plan, employees may elect to have up to 16% of their salary, subject to Internal Revenue Service limitations, withheld on a pretax basis. The company matches 100% of employees' contributions up to 3% of their compensation, then matches 50% of employees' contributions up to an additional 2% of their compensation. The company made matching contributions of $195,059 and $190,736 dollars for the years ended December 31, 2001 and 2002, respectively.

         As an additional incentive, the Company established deferred profit sharing as a part of the Plan. Deferred profit sharing is based on the Company reaching 75% of the target operating income as defined by the Plan. To be eligible, employees must be employed on the last day of the plan year or employment terminated because of retirement age, death or disability. The employee must complete at least 1,000 hours of service during the plan year. Employees receive up to 5% of their wages excluding bonuses and are 100% vested after three years of service. If the target operating income is below 75%, there is no profit sharing in the plan year. For the years ended December 31, 2001 and 2002, the Company made profit sharing contributions of $189,952 and $312,348 dollars, respectively.

                                                                    SCHEDULE III

                       METALSA, S. DE R.L. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

         (Thousands of Mexican pesos (Ps.) of constant purchasing power as of December 31, 2002)



(15)     SEGMENT INFORMATION

         Condensed financial information is presented below per geographical area for December 31, 2001 and 2002:

DECEMBER 31, 2001 (UNAUDITED)

                                                                                          METALSA
                                   MEXICO             USA           ELIMINATIONS       CONSOLIDATED
                               --------------    --------------    --------------     --------------

Current assets                 Ps.    962,314            85,343            (6,829)         1,040,828
Goodwill                                   --            99,236                --             99,236
Fixed assets                        2,300,442           394,087                --          2,694,529
Investment in subsidiary              224,330                --          (224,330)                --
Other long-term assets                112,269            22,887                --            135,156
                               --------------    --------------    --------------     --------------

  Total assets                 Ps.  3,599,355           601,553          (231,159)         3,969,749
                               ==============    ==============    ==============     ==============

Current liabilities            Ps.    555,949            32,420            (6,829)           581,540
Long-term debt                      1,107,568           337,088                --          1,444,656
Other long-term liabilities           259,442             7,715                --            267,157
Stockholders' equity                1,676,396           224,330          (224,330)         1,676,396
                               --------------    --------------    --------------     --------------
  Total liabilities and
     stockholders' equity      Ps.  3,599,355           601,553          (231,159)         3,969,749
                               ==============    ==============    ==============     ==============
  Net sales                    Ps.  3,196,334           305,581           (14,884)         3,487,031
                               ==============    ==============    ==============     ==============
  Operating income             Ps.    363,074            44,705            (5,550)           402,229
                               ==============    ==============    ==============     ==============
  Net earnings                 Ps.    227,235            16,588           (16,588)           227,235
                               ==============    ==============    ==============     ==============

DECEMBER 31, 2002

                                                                                     METALSA          METALSA
                                  MEXICO            USA          ELIMINATIONS      CONSOLIDATED     CONSOLIDATED
                               -------------    -------------    -------------     -------------    -------------

Current assets                 Ps. 1,032,733          185,980          (29,756)        1,188,957    $     115,292
Goodwill                                  --          108,374               --           108,374           10,509
Fixed assets                       2,468,016          444,539               --         2,912,555          282,430
Investment in subsidiary             307,806               --         (307,806)               --               --
Other long-term assets               105,307           44,781               --           150,088           14,554
                               -------------    -------------    -------------     -------------    -------------
  Total assets                 Ps. 3,913,862          783,674         (337,562)        4,359,974    $     422,785
                               =============    =============    =============     =============    =============

Current liabilities            Ps.   674,584          139,965          (29,756)          784,793    $      76,101
Long-term debt                       948,747          288,750               --         1,237,497          120,000
Other long-term liabilities          337,281           47,153               --           384,434           37,279
Stockholders' equity               1,953,250          307,806         (307,806)        1,953,250          189,405
                               -------------    -------------    -------------     -------------    -------------
  Total liabilities and
     stockholders' equity      Ps. 3,913,862          783,674         (337,562)        4,359,974    $     422,785
                               =============    =============    =============     =============    =============
  Net sales                    Ps. 3,112,998          446,522               --         3,559,520    $     345,166
                               =============    =============    =============     =============    =============
  Operating income             Ps.   473,609          104,816               --           578,425    $      56,091
                               =============    =============    =============     =============    =============
  Net earnings                 Ps.   233,836           77,229          (77,229)          233,836    $      22,676
                               =============    =============    =============     =============    =============

                                                                    SCHEDULE III

                       METALSA, S. DE R.L. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

         (Thousands of Mexican pesos (Ps.) of constant purchasing power as of December 31, 2002)



         No information is disclosed for the statements of earnings for 2000, since all the results were from Mexico.

(16)     CONTINGENCIES AND COMMITMENTS

         The Company has the following contingencies and commitments:

         (a) There is a contingency with respect to personnel termination costs mentioned in note 2(l). However, the Company considers that this contingency is not significant for its financial position or the results of its operations.

         (b) The Company entered into an agreement with a supplier for a period of 11 years under the contract, if the Company terminates the agreement before the contracted termination date, the Company must acquire the machinery from the supplier at market value.

                  In connection with this agreement, in November 2001, the supplier initiated a lawsuit. This litigation in Ohio is a dispute between the Company and Industrial Powder Coatings de Mexico, S.A. de C.V. ("IPC"). IPC and its Ohio parent company allege breach of contract, appropriation of trade secrets, unfair trade practices, conversion, and trespass. The amount of damages sought from the Company is approximately $60 million dollars. This litigation is still at an early stage. The trial judge recently denied Metalsa's motion to dismiss for lack of personal jurisdiction, and the case is now entering discovery on the merits of the various claims brought by IPC. A jury trial is currently set for April 2004. At this time, based on present information known, the Company is unable to express any opinion concerning the outcome of the lawsuit or to estimate an amount or range of any potential loss. The Company intends to contest the case vigorously, and at December 31, 2002, no reserve has been recorded in the accounting records. For the year ended December 31, 2002, approximately Ps.14 million were incurred in legal expenses, which were included in the accompanying income statement as part of other expenses.

         (c) The Company has entered into contracts with external parties for services and has a commitment to pay for these services in US dollars. The amount recorded in general and administrative expenses for the year ended December 31, 2002 in thousands of US dollars was $6,769. The minimum annual payments under these contracts based on their maturities, in thousands of US dollars, are as follows: $6,845 in 2003, and $6,845 in 2004.

         (d) There is an agreement with a related party to supply certain parts and accessories required by the Company. This agreement establishes that should the Company require parts and accessories of Japanese origin, they will be purchases from this related party, if the costs are similar.

         (e) The Company guarantees its Metalsa-Roanoke, Inc. subsidiary's $35 million dollar loan.

         (f) Metalsa-Roanoke, Inc. agreed to pay up to $30 million dollars during the next two years to Tower Automotive, Inc. if certain of its operating parameters are exceeded. The cash flows necessary to make these additional contributions are expected to come from Metalsa-Roanoke, Inc. operations, or if necessary, from Metalsa, S. de R. L. For the years ended December 31, 2001 and 2002 Metalsa-Roanoke, Inc. did not exceed the parameters.

                                                                    SCHEDULE III


                       METALSA, S. DE R.L. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

         (Thousands of Mexican pesos (Ps.) of constant purchasing power as of December 31, 2002)


         (g) In accordance with the tax law in force, tax authorities have the right to review up to the five tax periods prior to the last period covered by the last income tax return filed.

         (h) According to the Income Tax Law, companies carrying out operations with related parties, residing in the country or abroad, are subject to tax limitations and obligations, regarding the determination of agreed-upon prices, since they must be equivalent to those that would be used with or between independent parties in comparable operations.

                  In case the tax authorities review the prices and reject the determined amounts, they could demand, besides collection of corresponding tax and accessories (update and late charges), fines on the determined deficiencies over the omitted contributions, which could reach up to 100% of the deficiency.

         (i) Metalsa Roanoke, Inc. has certain noncancelable operating leases that expire over the next four years. Rent expense for operating leases during 2001 and 2002 approximated $47,000 and $43,000, respectively. Future minimum lease payments under noncancelable operating leases as of December 31, 2002 are as follows (all figures in dollars):

       Years ending December 31:
       2003                                                                   $      25,842
       2004                                                                          25,842
       2005                                                                          25,842
       2006                                                                          12,921
                                                                              -------------
                                                                              $      90,447
                                                                              =============

(17)     SUMMARY OF SIGNIFICANT DIFFERENCES BETWEEN MEXICAN GAAP AND U.S. GAAP

         The consolidated financial statements of Metalsa, S. de R.L. and subsidiaries are prepared and presented in accordance with generally accepted accounting principles and reporting practices in Mexico ("Mexican GAAP"). Mexican GAAP varies in certain significant respects form generally accepted accounting principles in the United States ("U.S. GAAP"). Certain significant differences between Mexican GAAP and U.S. GAAP relevant to the Company are summarized below.

         RECOGNITION OF THE EFFECTS OF INFLATION

         MEXICO. Mexican GAAP requires that effects of inflation be recorded in the basic financial statements. All financial statements should be presented in Pesos of purchasing power as of the latest balance sheet date. Inventories can be valued at the lower of their replacement cost or net realizable value or using the inflation index. Property, machinery and equipment is restated using the inflation rate of each country and permits the use of a specific inflation index for imported property, machinery and equipment. Prior to 1997, property, machinery and equipment were stated at replacement cost determined by independent appraisers. All other nonmonetary assets are restated using the inflation rate. Stockholders' equity is also restated using the Mexican inflation rate. The accumulated effect of holding nonmonetary assets and liabilities, included in stockholders' equity, reflects the difference between the increase in the specific values of nonmonetary assets and the increase attributable to general inflation as measured by the National Consumer Price Index ("NCPI").

                                                                    SCHEDULE III


                       METALSA, S. DE R.L. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

         (Thousands of Mexican pesos (Ps.) of constant purchasing power as of December 31, 2002)


         Included in the results of operations is a gain or loss from monetary position that represents the inflation gain or loss resulting from having net monetary liabilities or assets, respectively.

         UNITED STATES. Historical costs are maintained in the basic financial statements and no gain or loss on monetary position is recognized.

         DEFERRED INCOME TAX AND EMPLOYEES' STATUTORY PROFIT SHARING (ESPS)

         MEXICO. As mentioned in notes 2m and 2n, beginning in 2000, Bulletin D-4 requires the determination of deferred income tax through the asset and liability method, in a manner similar to U.S. GAAP. Nonetheless, there are certain specific differences in the application of Bulletin D-4 as compared to the calculation under SFAS 109 that give rise to differences in the reconciliation to US GAAP. These differences arise from the recognition of the accumulated initial balance as of January 1, 2000 which is recorded directly to stockholders' equity and, therefore, does not consider the provisions of APB Opinion 16 and the effects of deferred tax on the recognition items between Mexican and U.S. GAAP.

         In addition, under Mexican GAAP deferred ESPS is calculated only for temporary differences arising from the reconciliation of the net income of the period and the taxable income for ESPS. In addition ESPS expense, both current and deferred, is considered as a separate line item equivalent to income tax.

         Under Mexican GAAP, the deferred taxes and deferred ESPS are presented in the balance sheet as long-term liabilities.

         UNITED STATES. U.S. GAAP requires comprehensive interperiod tax allocation. Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", requires deferred income taxes to be recorded for all temporary differences using the liability method at the enacted income tax rates for the years in which such taxes will be payable or refundable. Also, depending on the functional currency determination under SFAS No. 52 "Foreign Currency Translation" the tax bases of non-monetary assets and other tax credits, can be restated using inflation.

         Under U.S. GAAP deferred ESPS is calculated under the asset and liability method, at the statutory rate of 10%. Also, ESPS expense is included in the determination of operating income.

         VACATIONS

         MEXICO. Vacation expense is recognized when taken rather than during the period the employee earns it.

         UNITED STATES. Under U.S. GAAP, an employer is required to accrue a liability and recognize an expense during the period it is earned by the employee.

         GOODWILL

         MEXICO. Goodwill arising on the acquisition of a subsidiary is defined as the excess of the acquisition cost over the book value of the subsidiary acquired, for which purpose all the subsidiary's non-monetary assets and liabilities are restated through the acquisition date for the effects of inflation as required by Bulletin B-10. The goodwill so determined is carried on the balance sheet as a noncurrent asset. Goodwill is amortized over a period not exceeding 20 years. Also, the excess of book value over the purchase price of shares acquired should be amortized over a maximum period of five years from the date of acquisition. The amortization method is not specified.

         UNITED STATES. SFAS No. 142 "Goodwill and other Intangible assets" requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption.

                                                                    SCHEDULE III

                       METALSA, S. DE R.L. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

         (Thousands of Mexican pesos (Ps.) of constant purchasing power as of December 31, 2002)


         FOREIGN CURRENCY TRANSLATION

         MEXICO. The Mexican Institute of Public Accountants issued Bulletin B-15 "Foreign Currency Transactions and Translation of Foreign Currency Financial Statements," which requires financial statements of consolidated foreign companies be restated for inflation in their functional currency based on the subsidiary country's rate of inflation and subsequently translated to Mexican pesos by using the foreign exchange rate at the balance sheet date.

         UNITED STATES. U.S. GAAP requires that the differences arising from the use of an average exchange rate for the income statement and the use of an exchange rate in effect at the date of the balance sheet, to be shown as a separate component of stockholders equity. Depending on the functional currency, the translation effects are recorded in the statement of operations or directly to the stockholders equity.

         SEVERANCE

         MEXICO. Under Mexican GAAP, postemployment benefit expenses other than pension benefits are recorded when retirement occurs. Metalsa does not provide for any severance benefits. Beginning in 1997, in accordance with Mexican GAAP (Circular 50), SFAS 112 is the supplementary accounting standard for postemployment benefits.

         UNITED STATES. Under U.S. GAAP postemployment benefits for former or inactive employees, excluding retirement benefits, are accounted for under the provisions of SFAS 112, which requires companies to accrue the cost of certain benefits, including severance, over an employee's service life.

         CAPITALIZED INTEREST

         MEXICO. Under Mexican GAAP, a company is allowed, but not required, to capitalize interest on assets under construction. Mexican GAAP states that the amount of financing cost to be capitalized during the period of construction of property, machinery and equipment must be comprehensively measured in order to properly include the effects of inflation. Therefore, the amount capitalized includes (i) the interest cost of the debt incurred, plus (ii) any foreign currency exchange loss that results from the related debt, and less (iii) the related monetary position result recognized on the debt incurred to finance the construction project.

         UNITED STATES. Under U.S. GAAP, interest must be considered an additional cost of constructed assets to be capitalized in property, machinery and equipment and depreciated over the lives of the related assets. However, U.S. GAAP accounting does not permit the capitalization of the monetary position result nor the foreign currency exchange loss on the debt incurred to finance construction projects.

         RELATED PARTY TRANSACTIONS

         The Company entered into certain related party transactions, as disclosed in note 5, that under U.S. GAAP, would be accounted for differently as follows:

         The Company executed a Sale and Leaseback transaction, and under U.S. GAAP, no long-term receivable, payable or advance rent would have been recorded.

         The Company pays a total of 5% of sales as administrative and technical services to affiliated companies and under U.S. GAAP; those amounts would have been recorded as a reduction of sales.

         DISCLOSURES TO THE FINANCIAL STATEMENTS

         Disclosures to the financial statements are generally more extensive under U.S. GAAP than under Mexican GAAP.

                                                                    SCHEDULE III


                       METALSA, S. DE R.L. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

         (Thousands of Mexican pesos (Ps.) of constant purchasing power as of December 31, 2002)


         RECENTLY ISSUED ACCOUNTING STANDARDS(1)

         In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial statements.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's financial statements.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial statements.

         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

----------
(1) SEC Staff Accounting Bulletin No. 74 requires public companies to disclose the expected impact of accounting standards issued but not yet adopted in the notes to the financial statements. These disclosures are included here for guidance for consideration by non-public companies.

                                                                    SCHEDULE III

                       METALSA, S. DE R.L. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

         (Thousands of Mexican pesos (Ps.) of constant purchasing power as of December 31, 2002)



         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. The adoption of SFAS No. 148 is not expected to have effects on the Company's financial statement.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For nonpublic enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements.


(18)     NEW ACCOUNTING PRONOUNCEMENTS

         a. Liabilities, allowances, contingent assets and liabilities and commitments -

                  In December 2001, the Mexican Institute of Public Accountants issued the new Bulletin C-9, "Liabilities, Allowances, Contingent Assets and Liabilities and Commitments". This Bulletin is mandatory beginning on January 1, 2003 and replaces previous Bulletin C-9, "Liabilities", and previous Bulletin C-12, "Contingencies and Commitments". The new Bulletin C-9 provides more precise guidelines for accounting for liabilities, allowances and contingent assets and liabilities and establishes the requirements for the use of techniques of the current value for the determination of liabilities and accounting for early payment of debt, and for recording the debt convertible into shares. Additionally, this Bulletin establishes rules for the disclosure of commitments that arise from normal operations.

         b.       Intangible assets-

                  In January 2002, the Mexican Institute of Public Accountants issued the new Bulletin C-8, "Intangible Assets", which is mandatory beginning on January 1, 2003 and replaces previous Bulletin C-8, "Intangibles". The new Bulletin establishes the criteria that must be met by the development costs to be capitalized as intangibles. The main criteria refer to their being identifiable, provide future benefits and that there is control on these benefits. The expenses not meeting all the established requirements, incurred after Bulletin C-8 becomes effective, must be charged to results. The pre-operating expenses recognized in previous years, according to Bulletin C-8, will be amortized and be subject to a periodic impairment evaluation. The development costs incurred in the pre-operating stage can be capitalized, provided that the requirements established by the new Bulletin are met.

                                                                    SCHEDULE III


                       METALSA, S. DE R.L. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

         (Thousands of Mexican pesos (Ps.) of constant purchasing power as of December 31, 2002)


                  It also establishes that the intangible assets generated in a business acquisition must be valued at fair value on the date when the purchase took place and be separately recorded, unless their cost cannot be determined reliably, in which case they are included in goodwill; likewise, if there is no observable market, they should be reduced up to the amount by which the book value exceeds the purchase price or to zero. These assets are also subject to a periodic impairment evaluation. The amortization of goodwill must be classified in operating expenses.

(19)     SUBSEQUENT EVENT

         In an Ordinary Stockholders Meeting held on January 28, 2003, the Company's stockholders approved a Ps.116,900 dividend, payable in two installments. The first installment amounting to $8 million dollars will be paid in February 2003 and the remaining amount will be paid during the second half of the year if the Company meets financial projections for 2003.

         In a Board of Directors meeting held on January 28, 2003, the Company's directors approved the expansion of Metalsa's Roanoke facilities for up to $15 million dollars. The purpose of the expansion is to increase the production capacity and it is expected that the cash flows required for this expansion will be generated through the normal operations of the companies.