Form 10-K/A
period 2002-12-31
TOWER AUTOMOTIVE INC
filed 2003-05-09
CIK 925548

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

_________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002	Commission file number: 1-12733

_________________

Tower Automotive, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State of Incorporation)	41-1746238 (I.R.S. Employer Identification No.)

5211 Cascade Road SE-- Suite 300 Grand Rapids, Michigan (Address of Principal Executive Offices)	49546 (Zip Code)

Registrant’s telephone number, including area code:
(616) 802-1600

_________________

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $.01 per share

Securities registered pursuant to Section 12(g) of the Act:
None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ X ] No [     ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ X ]

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes [ X ] No [     ]

        As of February 28, 2003, 56,131,242 shares of Common Stock of the Registrant were outstanding. As of June 28, 2002, the aggregate market value of the Common Stock of the Registrant (based upon the last reported sale price of the Common Stock at that date by the New York Stock Exchange), excluding shares owned beneficially by affiliates, was approximately $890,771,000.

        Information required by Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant’s Proxy Statement for its annual meeting to be held May 21, 2003 (the “2003 Proxy Statement”).

EXPLANATORY NOTE:

Pursuant to this Form 10-K/A, the Registrant amends “Item 12: Security Ownership of Certain Beneficial Owners and Management” to include the equity compensation plan information set forth below and “Item 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K” to correct an incorporation by reference used in Exhibit 10.4 and to file Exhibit 10.17. No other changes have been made to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 12:   Security Ownership of Certain Beneficial Owners and Management

Information required to be furnished by Item 403 of Regulation S-K is included in our 2002 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

We maintain certain equity compensation plans under which common stock is authorized for issuance to employees and directors, including our 1994 Key Employee Stock Option Plan, 1999 Long-Term Incentive Plan, Independent Director Stock Option Plan, Colleague Stock Discount Purchase Plan, Director Deferred Income Stock Purchase Plan, and Key Leadership Deferred Income Stock Purchase Plan.

The following table sets forth certain information regarding the above referenced equity compensation plans as of December 31, 2002.

Equity Compensation Plan Information
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	3,283,995(1)	$13.95(1)	2,396,854(1)

Equity compensation plans not approved by security holders	--	--	--

Total	3,283,995	$13.95	2,396,854
_________________
(1)

Excludes purchase rights accrued under the Colleague Stock Discount Purchase Plan (which has a shareholder approved reserve of 1,400,000 shares), the Director Deferred Income Stock Purchase Plan (which has a shareholder approved reserve of 250,000 shares), and the Key Leadership Deferred Income Stock Purchase Plan (which has a shareholder approved reserve of 750,000 shares).

(2)

Consists of 1,045,250 shares under the 1994 Key Employee Stock Option Plan, 791,562 shares under the 1999 Long-Term Incentive Plan, 84,800 shares under the Independent Director Stock Option Plan, 251,559 shares under the Colleague Stock Discount Purchase Plan, 51,060 shares under the Director Deferred Income Stock Purchase Plan, and 172,623 shares under the Key Leadership Deferred Income Stock Purchase Plan.

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)   Documents Filed as Part of this Report

(1)	Financial Statements:
	•	Independent Auditors' Report for the year ended December 31, 2002
	•	Report of Independent Public Accountants for the years ended December 31, 2001 and 2000
	•	Consolidated Balance Sheets as of December 31, 2002 and 2001
	•	Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000
	•	Consolidated Statements of Stockholders' Investment for the Years Ended December 31, 2002, 2001 and 2000
	•	Consolidated Statement of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000
	•	Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules:
	•	Independent Auditors' Report for the year ended December 31, 2002
	•	Report of Independent Public Accountants for the years ended December 31, 2001 and 2000
	•	Financial Statement Schedule I-- Condensed Financial Information of Registrant
	•	Financial Statement Schedule II-- Valuation and Qualifying Accounts of Registrant
	•	Financial Statement Schedule III-- Separate Financial Statements of Significant Equity Method Investee
(3)	Exhibits: See “Exhibit Index” in item 15(c) below.

     (b)   Reports on Form 8-K

(1)	During the fourth quarter of 2002, the Company furnished the following Form 8-K Current Reports to the Securities and Exchange Commission:
	•	The Company's Current Report on Form 8-K, dated October 18, 2002 (Commission File No. 1-12733), under Item 5.
	•	The Company's Current Report on Form 8-K, dated October 18, 2002 (Commission File No. 1-12733), under Item 9.
	•	The Company's Current Report on Form 8-K, dated December 17, 2002 (Commission File No. 1-12733), under Item 5.

    (c)   Exhibits

TOWER AUTOMOTIVE, INC.

EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
For The Fiscal Year Ended December 31, 2002

Exhibit		Page Number in Sequential Numbering of all Form 10-K and Exhibit Pages
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended by the Certificate of Amendment to Certificate of Incorporated, dated June 2, 1997, incorporated by reference to the Registrant's Form S-3 Registration Statement (Registration No. 333-38827), filed under the Securities Act of 1933 (the "S-3").	*
3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Company's Form S-1 Registration Statement (Registration No. 333-80320) (the "S-1").	*
4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 of the S-1.	*
4.2	Euro Indenture, dated July 25, 2000, by and among R.J. Tower Corporation, certain of its affiliates and United States Trust Company of New York, as trustee (including the form of notes), incorporated by reference to Exhibit 4.1 of the Registrant's Form S-4 Registration Statement (Registration No. 333-45528), as filed with the SEC on December 21, 2000 (the "S-4").	*
4.3	Exchange and Registration Rights Agreement, dated July 25, 2000, by and among R.J. Tower Corporation, certain of its affiliates and Chase Manhattan International Limited, Bank of America International Limited, ABN AMRO Incorporated, Donaldson, Lufkin & Jennrette International, First Chicago Limited and Scotia Capital (USA) Inc. (collectively, the "Initial Purchasers"), incorporated by reference to Exhibit 4.2 of the S-4.	*
4.4	Deposit Agreement, dated July 25, 2000, among R.J. Tower Corporation, Deutsche Bank Luxembourg S.A., and the Trustee, incorporated by reference to Exhibit 4.3 of the S-4.	*
4.5	Indenture, dated as of July 28, 1997, by and between the Registrant and Bank of New York, as trustee (including form of 5% Convertible Subordinated Note due 2004) incorporated by reference to Exhibit 4.5 of the S-3.	*
10.1	Registration Agreement dated as of April 15, 1993 between the Registrant and certain investors; and First Amendment to Registration Agreement dated as of May 4, 1994 by and among the Registrant and certain investors, incorporated by reference to Exhibit 10.4 of the S-1.	*
10.2	Form of Convertible Promissory Note dated as of May 4, 1994 of the Registrant, incorporated by reference to Exhibit 10.12 of the S-1.	*
10.3**	Stock Option Agreement dated May 4, 1994 by and between the Registrant and James R. Lozelle incorporated by reference to Exhibit 10.14 of the S-1.	*
10.4**	1994 Key Employee Stock Option Plan, incorporated by reference to Exhibit 10.18 of the S-1.	*

10.5**	Tower Automotive, Inc. Independent Director Stock Option Plan, incorporated by reference to Exhibit 4.3 of the Registrant's Form S-8 dated December 5, 1996, filed under the Securities Act of 1933.	*
10.6	Joint Venture Agreement by and among Promotora de Empresas Zano, S.A. de C.V., Metalsa, S.A. de C.V. and R.J. Tower Corporation dated as of September 26, 1997, incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K dated October 23, 1997, filed under the Securities Exchange Act of 1934.	*
10.7	Certificate of Trust of Tower Automotive Capital Trust, incorporated by reference to Exhibit 4.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, filed under the Securities Exchange Act of 1934.	*
10.8	Amended and Restated Declaration of Trust of Tower Automotive Capital Trust, dated June 9, 1998, incorporated by reference to Exhibit 4.2 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, filed under the Securities Exchange Act of 1934.	*
10.9	Junior Convertible Subordinated Indenture for the 6% Convertible Subordinated Debentures, between Tower Automotive, Inc. and the First National Bank of Chicago, as Subordinated Debt Trustee, dated as of June 9, 1998, incorporated by reference to Exhibit 4.3 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, filed under the Securities Exchange Act of 1934.	*
10.10	Form of 6 3/4% Preferred Securities, incorporated by reference to Exhibit 4.4 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, filed under the Securities Exchange Act of 1934.	*
10.11	Form of 6 3/4% Junior Convertible Subordinated Debentures, incorporated by reference to Exhibit 4.5 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, filed under the Securities Exchange Act of 1934.	*
10.12	Guarantee Agreement, dated as of June 9, 1998, between Tower Automotive, Inc., as Guarantor, and the First National Bank of Chicago, as Guarantee Trustee, incorporated by reference to Exhibit 4.6 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, filed under the Securities Exchange Act of 1934.	*
10.13	Amended and Restated Credit Agreement among R.J. Tower Corporation, Tower Italia, S.r.L., Bank of America National Trust and Savings Association, as agent, and the other financial institutions named therein, dated August 23, 1999, incorporated by reference to Exhibit 10.43 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed under the Securities Exchange Act of 1934.	*
10.14	Purchase Agreement, dated July 19, 2000, among R.J. Tower Corporation ("Issuer"), Tower Automotive, Inc. ("Parent"), those subsidiaries of the Issuer named therein (the "Subsidiary Guarantors", and together with Parent, the "Guarantors") and the Initial Purchasers, incorporated by reference to Exhibit 1.1 of the S-4.	*
10.15**	Tower Automotive, Inc. Long-Term Incentive Plan, incorporated by reference to Appendix A to Parent's Proxy Statement, dated April 12, 1999.	*

10.16**	Tower Automotive, Inc. Director Deferred Stock Purchase Plan, incorporated by reference to Appendix A to Parent's Proxy Statement, dated April 10, 2000.	*
10.17**	Tower Automotive, Inc. Key Leadership Deferred Income Stock Purchase Plan.	*
10.18**	Tower Automotive, Inc. Colleague Stock Purchase Plan, incorporated by reference to Exhibit 10.19 of the S-1.	*
10.19	Credit Agreement, dated as of July 25, 2000, among the Issuer, certain direct and indirect wholly-owned subsidiaries of the Issuer and Bank of America, N.A., as administrative agent, and The Chase Manhattan Bank, as syndication agent, and the other lenders named therein, incorporated by reference to Exhibit 10.1 of the S-4.	*
10.20	Second Amendment to Credit Agreement, dated as of June 28, 2002, among R.J. Tower Corporation, Tower Automotive Europe B.V., Tower Automotive Finance B.V., the parties named as Guarantors, the several financial institutions from time to time party to this Agreement, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as syndication agent, and The Bank of Nova Scotia, Comerica Bank, U.S. Bank National Association and Bank One, Michigan, as co-agents, incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed under the Securities Exchange Act of 1934.	*
12.1***	Statement and Computation of Ratio of Earnings to Fixed Charges filed herewith.
21.1***	List of Subsidiaries filed herewith.
23.1***	Consent of Deloitte and Touche LLP filed herewith.
23.2***	Information Concerning Consent of Arthur Andersen LLP filed herewith.
23.3***	Consent of KPMG Cardenas Dosal, S.C. filed herewith.
99.1***	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
99.2***	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

_________________

    *Incorporated by reference.
  **Indicates compensatory arrangement.
***Previously filed

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWER AUTOMOTIVE, INC.
By:	/s/ Dugald K. Campbell Dugald K. Campbell, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the annual report has been signed by the following persons in the capacities indicated on May 8, 2003.

Signature	Title	Date
/s/ S. A. Johnson* S. A. Johnson	Chairman and Director	May 8, 2003
/s/ Dugald K. Campbell Dugald K. Campbell	President, Chief Executive Officer (Principal Executive Officer) and Director	May 8, 2003
Jurgen M. Geissinger	Director	May 8, 2003
/s/ Ali Jenab* Ali Jenab	Director	May 8, 2003
/s/ F.J. Loughrey* F.J. Loughrey	Director	May 8, 2003
/s/ James R. Lozelle* James R. Lozelle	Director	May 8, 2003
/s/ Georgia R. Nelson* Georgia R. Nelson	Director	May 8, 2003
/s/ Scott D. Rued* Scott D. Rued	Director	May 8, 2003
/s/ Ernest T. Thomas Ernest T. Thomas	Chief Financial Officer and Treasurer (Principal Accounting Officer)	May 8, 2003
Enrique Zambrano	Director	May 8, 2003

*By:	/s/ Ernest T. Thomas Ernest T. Thomas Attorney in Fact

CERTIFICATIONS

I, Dugald K. Campbell, certify that:

1. I have reviewed this annual report on Form 10-K, as amended, of Tower Automotive, Inc.;

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

        4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report; and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation;

        5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

        a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

        6.        The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Dugald K. Campbell Dugald K. Campbell Chief Executive Officer

Date: May 8, 2003

I, Ernest T. Thomas, certify that:

1. I have reviewed this annual report on Form 10-K, as amended, of Tower Automotive, Inc.;

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

        4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report; and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation;

        5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

        a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

        6.        The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Ernest T. Thomas Ernest T. Thomas Chief Financial Officer

Date: May 8, 2003

EXHIBIT 10.17

TOWER AUTOMOTIVE, INC.
KEY LEADERSHIP DEFERRED INCOME STOCK PURCHASE PLAN
(As Amended Through February 27, 2002)

        1.         Purpose.

        The purposes of the Tower Automotive Key Leadership Deferred Income Stock Purchase Plan (the “Plan”) are (i) to provide key leadership colleagues of Tower Automotive, Inc. (the “Company”) or any of its affiliates or subsidiaries ) the opportunity to acquire and to increase his or her equity interest in the Company, (ii) to attract and retain highly qualified key leadership colleagues, and (iii) to align their interests with interests of the shareholders of the Company. To achieve these purposes, the Plan permits each key leadership colleague selected as a Participant to defer and invest all or part of his or her annual cash bonus (“Cash Bonus”) in restricted stock units (“Restricted Stock Units”) equivalent to shares of Common Stock of the Company.

        2.         Effective Date, Term and Plan Year.

        The Plan shall be effective for the Company’s fiscal year ending December 31, 1998, subject to its approval by shareholders at the 1999 annual meeting of shareholders. The Plan shall remain in effect until terminated by the Board. Each Plan Year shall begin on the first day of the Company’s fiscal year and end on the last day of its fiscal year.

        3.         Administration.

        The Plan shall be administered by the Compensation Committee of the Board (“Committee”).

        4.         Eligibility.

        With respect to each Plan Year, the Committee determines and selects the key leadership colleagues who are eligible to participate in the Plan for that Plan Year. With respect to the Plan Year ending December 31, 1998, the Committee’s determination of eligible key leadership colleagues shall be made on or before December 15, 1998. With respect to each Plan Year thereafter, the Committee’s determination of eligible key leadership colleagues shall be made on or before November 1 of that Plan Year.

        5.         Election to Participate.

          (a)         Time and Filing. An eligible key leadership colleague becomes a Participant in the Plan by filing with the Committee an “Election to Participate” for each Plan Year. For the Plan Year ending December 31, 1998, the Election to Participate must be filed not later than December 15, 1998. For Plan Years ending on December 31 of the years 1999 and thereafter, the Election to Participate must be submitted on or before December 1 of that Plan Year.

(b) Form. An election to participate (the “Deferral Election”) shall be made in writing on a form prescribed by the Committee (the “Election to Participate Form”).

          (c)         Content. Each eligible key leadership colleague may elect to defer the payment of all or part of any Cash Bonus which otherwise would be paid to him or her for a Plan Year. Such election must (i) be made on the Election to Participate Form, (ii) designate the percentage (not less than 25% or in intervals of five (5) percentage points above 25%) of the Cash Bonus to be deferred for the Plan Year (the “Deferred Percentage”), (iii) specify the year of payment (not less than three (3) Plan Years after the year for which the Deferral Election is made), (iv) designate the type of payment in accordance with Section 9(c) (“Payment Election”), and (v) designate one or more beneficiaries (“Beneficiaries”) to receive any credits in the Participant’s Stock Unit Account at the date of his or her death. The Deferred Percentage may change from Plan Year to Plan Year, but for a particular Plan Year may not be changed after the Deferral

Election is made for that Plan Year. The Payment Election may also be changed, but not later than 12 months prior to the date the payment is to commence. Provided that the key management colleague is again determined to be eligible to participate with identical participation limits, the terms of an Election to Participate will continue in effect for subsequent Plan Years until a new Election to Participate is timely filed with respect to a subsequent Plan Year.

        6.         Credits to Accounts.

        Deferrals pursuant to Section 5(c) shall be credited in Restricted Stock Units to a bookkeeping reserve account maintained by the Company for each Participant (“Restricted Stock Unit Account”) as of the last day of the month in which the Cash Bonus would have been paid.

        The Restricted Stock Unit Account shall consist of a Basic Account and a Premium Account. The number of Restricted Stock Units credited to a Participant’s Basic Account shall be the number determined by dividing one hundred percent (100%) of the Deferral by the Fair Market Value (as defined in Section 15(f) hereof) of a Share on the last day of the month in which the Cash Bonus otherwise would have been paid. The number of Restricted Stock Units concurrently credited to a Participant’s Premium Account shall equal one-third (1/3) the number credited to the Participant’s Basic Account based upon such Deferral. Such calculations of Restricted Stock Units shall be carried to three decimal places.

        The value of the Restricted Stock Units credited to the Participant’s Restricted Stock Unit Account shall constitute the Participant’s entire benefit under the Plan, subject to forfeiture of nonvested Units in the Participant’s Premium Account as provided in the Plan.

        7.         Additions to Restricted Stock Unit Accounts.

        As of the payment date of each cash dividend payable with respect to Shares, there shall be credited to the Restricted Stock Unit Account of each Participant an additional number of Restricted Stock Units (“Dividend Units”) equal to the per share dividend payable on such date multiplied by the number of Restricted Stock Units held in the Restricted Stock Unit Account as of the close of business on the first business day prior to such dividend payment date and divided by the Fair Market Value of a Share on such business day. For purposes of this Section 7, the term cash dividend shall include all dividends payable in cash or other property. The calculation of additional Restricted Stock Units shall be carried to three decimal places.

        8.         Vesting of Accounts.

(a) Basic Accounts: All Restricted Stock Units credited to a Participant’s Basic Account (and the Dividend Units attributable thereto) shall at all times be fully vested and nonforfeitable.

          (b)         Premium Accounts: All Restricted Stock Units credited to a Participant’s Premium Account (and the Dividend Units attributable thereto) shall become one hundred percent (100%) vested and nonforfeitable on the fifteenth (15th) day of the second (2nd) Plan Year following the Plan Year such Restricted Stock Units are credited to the Participant’s Premium Account, provided that the Participant is then an employee of the Company. If a Participant’s employment terminates due to (i) death, (ii) disability (as determined by the Committee), (iii) Normal Retirement (which unless otherwise determined by the Committee shall mean retirement on or after reaching age 55 and having been employed for a period of at least ten (10) years by the Company, a subsidiary of the Company, or a predecessor to the Company or a subsidiary), or (iv) terminates for any reason within twenty-four (24) months following a Change in Control, all unvested Restricted Stock Units and Dividend Units will immediately become one hundred percent (100%) vested and nonforfeitable. Additionally, the Committee, in its sole discretion, may accelerate a Participant’s vested percentage if it determines that such action would be consistent with the purposes of the Plan or otherwise in the best interest of the Company.

        9.         Payment of Accounts.

          (a)         Time of Payment: Payment of the vested Restricted Stock Units to a Participant shall commence on or before April of the year of payment specified by the Participant in his or her Deferral Election. If a Participant dies before the Participant’s Restricted Stock Unit Account has been fully distributed, an immediate lump sum distribution of the Restricted Stock Unit Account shall be made to the Participant’s Beneficiary or Beneficiaries in the proportions designated by such Participant.

          (b)         Form of Payment: The total number of vested whole Restricted Stock Units in a Participant’s Restricted Stock Unit Account shall be paid to the Participant in an equal number of whole Shares. If installment payments are elected, the number of Shares to be paid shall be determined initially by dividing the number of vested Restricted Stock Units in the Restricted Stock Unit Account by the number of installment payments to be paid rounded to the nearest number of whole Restricted Stock Units. Each subsequent installment payment shall be determined by dividing the number of then vested Restricted Stock Units remaining in the Restricted Stock Unit Account by the number of installments remaining to be paid and rounding to the nearest number of whole Restricted Stock Units. The Company shall issue and deliver to the Participant Share certificates in payment of Restricted Stock Units as soon as practicable following the date on which the Restricted Stock Units, or any portion thereof, become payable.

          (c)         Type of Payment: Payments of Shares will be made from the Restricted Stock Unit Account of a Participant in whichever of the following methods the Participant elects at the time of the deferral election:

(i) A single lump sum.

(ii) Annual installments over a period not to exceed ten (10) years, as the Participant shall elect.

If all or any portion of the Restricted Stock Unit Account is to be distributed in installments, the portion of the Participant’s Restricted Stock Unit Account being held for future distribution shall continue to be credited with additional Dividend Units as provided in Section 7.

          (d)         Accelerated Payment: Notwithstanding any Payment Election made by the Participant, if the employment of a Participant terminates for any reason prior to normal retirement date (other than because of disability or death), the Committee, in its discretion, may elect to direct the Company to pay the entire vested amount of the Participant’s Restricted Stock Unit Account in a single lump sum.

        10.       Shares Subject to the Plan.

        Shares that may be issued under the Plan may be acquired by the Company in open-market transactions, consistent with all applicable rules and regulations regarding the repurchase of securities, or may consist of authorized but unissued shares. Subject to adjustment as provided in Section 11, the number of authorized but unissued shares which may be issued under this Plan shall not exceed 750,000 shares.

        11.       Adjustments.

        In the event of any stock dividend, stock split, combination or exchange of Shares, merger, consolidation, spin-off, recapitalization or other distribution (other than normal cash dividends) of Company assets to shareholders, or any other change affecting Shares or the price of Shares, such proportionate adjustments, if any, as the Committee in its sole discretion may deem appropriate to reflect such change shall be made with respect to (i) the aggregate number of authorized but unissued Shares that may be issued under the Plan, and (ii) each Restricted Stock Unit or Dividend Unit held in the Restricted Stock Unit Accounts. Any adjustments described in the preceding sentence shall be carried to three decimal places.

        12.       Termination or Amendment of Plan.

          (a)         In General: The Board may, at any time by resolution, terminate, suspend or amend this Plan. If the Plan is terminated by the Board, no Deferrals may be credited after the effective date of such termination, but previously credited Restricted Stock Units and Dividend Units shall remain in effect in accordance with the terms and conditions of the Plan.

          (b)         Limitations: No amendment may adversely affect the right of any Participant to have Dividend Units credited to a Restricted Stock Unit Account or to receive payment of any Shares pursuant to the payout of such accounts, unless such Participant consents in writing to such amendment. No amendment to the Plan which increases the number of authorized but unissued Shares which may be issued under this Plan shall be effective unless approved by the shareholders of the Company.

        13.       Compliance With Laws.

          (a)         The obligations of the Company to issue any Shares under this Plan shall be subject to all applicable laws, rules, regulations and restrictions, and the obtaining of all such approvals by governmental agencies or stock exchanges or markets on which the Common Stock is listed or traded, and the Company may place appropriate legends on stock certificates relating to the foregoing, as the Board may deem necessary or appropriate.

          (b)         Subject to the provisions of Section 12, the Board may make such changes in the design and administration of this Plan as may be necessary or appropriate to comply with the rules and regulations of any government authority.

        14.       Unfunded Plan.

        Nothing contained in this Plan and no action taken pursuant to the provisions hereof shall create or be construed to create a fiduciary relationship between the Company and Participant, the Participant’s designee or any other person. The Plan shall be unfunded with respect to the Company’s obligation to pay any amounts due, and a Participant’s rights to receive any payment with respect to any Restricted Stock Unit Account shall be not greater than the rights of an unsecured general creditor of the Company.

        The Company may establish a Rabbi Trust to accumulate Shares to fund all or part of the obligations of the Company pursuant to this Plan. Payment from the Rabbi Trust of amounts due under the terms of this Plan shall satisfy the obligation of the Company to make such payment. In no event shall any Participant be entitled to receive payment of an amount from the Company which the Participant received from the Rabbi Trust.

        15.       Definitions.

        Whenever used in the Plan, the following terms shall have the meanings set forth in this Section 15.

(a) “Affiliate” means a corporation or other entity controlling, controlled by or under common control with the Company.

(b) “Board of Directors” or “Board” means the Board of Directors of Tower Automotive, Inc., a Delaware corporation, at the time the term is applied.

          (c)         “Change in Control” means a change in control of the Company of such a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934 (“Exchange Act”), or such item thereof which may hereafter pertain to the same subject; provided that, and notwithstanding the foregoing, a Change in Control shall be deemed to have occurred if:

          (i)         Any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing twenty percent (20%) or more of the combined voting power of the Company’s then outstanding securities; or

          (ii)        At any time a majority of the Board of Directors of the Company is comprised of other than Continuing Directors (for purposes of this paragraph, the term Continuing Director means a director who was either (A) first elected or appointed as a Director prior to the date this Plan was adopted by the Board; or (B) subsequently elected or appointed as a director if such director was nominated or appointed by at least a majority of the then Continuing Directors); or

(iii) Any of the following occur:

             (A)         Any merger or consolidation of the Company, other than a merger or consolidation in which the voting securities of the Company immediately prior to the merger or consolidation continue to represent (either by remaining outstanding or being converted into securities of the surviving entity) more than fifty percent (50%) of the combined voting power of the Company or surviving entity immediately after the merger or consolidation with another entity;

             (B)         Any sale, exchange, lease, mortgage, pledge, transfer, or other disposition (in a single transaction or a series of related transactions) of all or substantially all of the assets of the Company which shall include, without limitation, the sale of assets or earning power aggregating more than fifty percent (50%) of the assets or earning power of the Company on a consolidated basis;

(C) Any liquidation or dissolution of the Company;

(D) Any reorganization, reverse stock split, or recapitalization of the Company which would result in a Change in Control; or

             (E)         Any transaction or series of related transactions having, directly or indirectly, the same effect as any of the foregoing; or any agreement, contract, or other arrangement providing for any of the foregoing.

(d) “Committee” means the Compensation Committee of the Board, or other Committee designated by the Board to be the administrator of the Plan, at the time the term is applied.

(e) “Common Stock” means the common stock of the Company, par value $.01 per share.

(f) “Company” means Tower Automotive, Inc., a Delaware corporation, and includes subsidiaries or affiliates where appropriate in the context in which it is used.

(g) “Deferral” means the dollar amount of a Participant’s Cash Bonus which is deferred in a particular Plan Year.

          (h)         “Fair Market Value” of a Share means, for any particular date, (i) for any period during which the Share shall be listed for trading on a national securities exchange or the National Association of Securities Dealers Automated Quotation System (“NASDAQ”), the closing price per Share on such exchange or the NASDAQ as of the close of such trading day or (ii) for any period during which the Share shall not be listed for trading on a national securities exchange or NASDAQ, the market price per Share as determined by a qualified appraiser selected by the Board. If Fair Market Value is to be determined on a day when the markets are not open, Fair Market Value on that day shall be the Fair Market Value on the most recent preceding day when the markets were open.

(i) “Participant” means an eligible leadership colleague who has filed an Election to Participate as provided in Section 5 of the Plan.

          (j)         “Rabbi Trust” means a Trust established by an agreement between the Company and a Trustee with such terms and conditions as the Company, in its discretion, shall determine, for the purpose set forth in Section 14 of the Plan.

(k) ‘Share” means a share of Common Stock.

          (l)         “Subsidiary” means a corporation or other entity in which the Company, directly or indirectly, owns 50% or more of the combined voting power of all shares of outstanding securities of such corporation or other entity.

(m) Other Terms Defined in the Plan.

The following terms shall have the meanings defined respectively in the Section of the Plan set opposite each term.

                                    Term                                        Section

                           Basic Account                                        6
                           Beneficiary                                          5(c)
                           Cash Bonus                                           1
                           Dividend Unit                                        7
                           Deferred Percentage                                  5(c)
                           Deferral Election                                    5(b)
                           Omnibus Plan                                         10
                           Payment Election                                     5(c)
                           Premium Account                                      6
                           Restricted Stock Units                               1
                           Restricted Stock Unit Account                        6

        16.       Miscellaneous.

          (a)         Assignment; Encumbrances: The right to have amounts credit to a Restricted Stock Unit Account and the right to receive payment with respect to such Restricted Stock Unit Account under this Plan are not assignable or transferable and shall not be subject to any encumbrances, liens, pledges, or charges of the Participant or to claims of the Participant’s creditors. Any attempt to assign, transfer, hypothecate or attach any rights with respect to or derived from any Restricted Stock Unit shall be null and void and of no force and effect whatsoever.

          (b)         Designation of Beneficiaries: A Participant may designate in writing a beneficiary or beneficiaries to receive any distribution under the Plan which becomes payable after the Participant’s death. If at the time any such distribution is due, there is no designation of a beneficiary in force or if any person (other than a trustee or trustees) as to whom a beneficiary designation was in force at the time of such Participant’s death shall have died before the payment became due and the Participant has failed to designate a beneficiary to take in lieu of such deceased person, the person or persons entitled to receive such distribution (or part thereof, as the case may be) shall be the personal representative of the Participant’s estate.

          (c)         Administration: The Committee shall administer the Plan, including the adoption of rules or the preparation of forms to be used in its operation, and to interpret and apply the provisions hereof as well as any rules which it may adopt. In addition, the Committee may appoint other individuals, firms or organizations to act as agent of the Company carrying out administrative duties under the Plan. Except as may be provided in a Rabbi Trust, the decisions of the Committee, including, but not limited to, interpretations and determinations of amounts due under this Plan, shall be final and binding on all parties.

          (d)         Withholding: The Participant shall pay to the Company or make arrangements satisfactory to the Company to do so, regarding the payment of federal, state, local or foreign taxes of any kind required by law to be withheld with respect to any amount includable in the Participant’s gross income with respect to his or her participation in the Plan.

          (e)         Governing Law: The validity, construction and effect of the Plan and any actions taken or relating to the Plan, shall be determined in accordance with the laws of the State of Michigan without regard to its conflict of law rules, and applicable federal law.

          (f)         Rights as a Shareholder: A Participant shall have no rights as a shareholder with respect to a Restricted Stock Unit until the Participant actually becomes a holder of record of Shares distributed with respect thereto.

          (g)         Notices: All notices or other communications made or given pursuant to this Plan shall be in writing and shall be sufficiently made or given if hand delivered, or if mailed by certified mail, addressed to the Participant at the address contained in the records of the Company or to the Company at its principal office, as applicable.

        I certify that this Plan was adopted by the Board of Directors of Tower Automotive, Inc., a Delaware Corporation, on March 2, 1999, and approved by vote of its shareholders on May 25, 1999.

        Dated:   May 25, 1999.

/s/ Secretary Tower Automotive, Inc.