Form 10-Q
period 2003-03-31
TOWER AUTOMOTIVE INC
filed 2003-05-09
CIK 925548

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

                   Yes [X]                            No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                   Yes [X]                            No [ ]

The number of shares outstanding of the Registrant's common stock, par value $.01 per share, at April 30, 2003 was 56,222,207 shares.

                             TOWER AUTOMOTIVE, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I        FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Condensed Consolidated Balance Sheets at March 31, 2003 (unaudited) and December 31, 2002

                  Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2003 and 2002

                  Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2003 and 2002

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

         Item 4.  Disclosure Controls and Procedures

PART II       OTHER INFORMATION

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

ITEM 1 - FINANCIAL INFORMATION

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                    March 31,        December 31,
                                                                      2003               2002
                                                                  -------------     -------------
                                                                   (unaudited)
                             Assets

Current assets:
       Cash and cash equivalents                                  $      18,772     $      13,699
       Accounts receivable                                              338,629           249,341
       Inventories                                                      116,635           133,074
       Deferred income taxes, net                                        18,360            20,634
       Prepaid tooling and other                                        111,414           100,433
                                                                  -------------     -------------
             Total current assets                                       603,810           517,181
                                                                  -------------     -------------

Property, plant and equipment, net                                    1,046,819         1,073,619
Investments in joint ventures                                           258,970           260,898
Deferred income taxes, net                                               99,436           105,699
Goodwill                                                                478,972           472,967
Other assets, net                                                       160,978           127,521
                                                                  -------------     -------------
                                                                  $   2,648,985     $   2,557,885
                                                                  =============     =============

            Liabilities and Stockholders' Investment

Current liabilities:
       Current maturities of long-term debt and capital lease
          obligations                                             $      99,049     $     120,470
       Accounts payable                                                 461,864           417,727
       Accrued liabilities                                              269,728           284,450
                                                                  -------------     -------------
             Total current liabilities                                  830,641           822,647
                                                                  -------------     -------------

Long-term debt, net of current maturities                               602,536           535,220
Obligations under capital leases, net of current maturities              32,582            29,731
Convertible subordinated notes                                          199,984           199,984
Other noncurrent liabilities                                            195,588           199,477
                                                                  -------------     -------------
             Total noncurrent liabilities                             1,030,690           964,412
                                                                  -------------     -------------

Mandatorily redeemable trust convertible preferred securities           258,750           258,750

Stockholders' investment:
       Preferred stock                                                       --                --
       Common stock                                                         660               659
       Additional paid-in capital                                       683,384           683,072
       Retained earnings                                                (45,602)          (57,174)
       Deferred compensation plans                                       (8,687)          (10,746)
       Accumulated other comprehensive loss                             (40,991)          (43,875)
       Treasury stock                                                   (59,860)          (59,860)
                                                                  -------------     -------------
             Total stockholders' investment                             528,904           512,076
                                                                  -------------     -------------
                                                                  $   2,648,985     $   2,557,885
                                                                  =============     =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                 2003             2002
                                                             -----------      -----------
Revenues                                                     $   732,578      $   668,107

Cost of sales                                                    658,054          599,098
                                                             -----------      -----------

  Gross profit                                                    74,524           69,009

Selling, general and administrative expenses                      34,676           32,995

Restructuring and asset impairment charge                             --           75,407
                                                             -----------      -----------

  Operating income (loss)                                         39,848          (39,393)

Interest expense, net                                             16,769           18,031

Other income                                                          --           (3,839)
                                                             -----------      -----------

  Income (loss) before provision for income taxes,
    equity in earnings of joint ventures, minority
    interest and cumulative effect of accounting change           23,079          (53,585)

Provision (benefit) for income taxes                               7,847          (18,756)
                                                             -----------      -----------

  Income (loss) before equity in earnings of joint
    ventures, minority interest and cumulative effect of          15,232          (34,829)
    accounting change

Equity in earnings of joint ventures, net of tax                     644            4,385

Minority interest, net of tax                                     (4,304)          (4,073)
                                                             -----------      -----------

  Income (loss) before cumulative effect of accounting
    change                                                        11,572          (34,517)

Cumulative effect of change in accounting principle, net
  of tax                                                              --         (112,786)
                                                             -----------      -----------

  Net income (loss)                                          $    11,572      $  (147,303)
                                                             ===========      ===========

Basic earnings (loss) per common share:
  Income (loss) before cumulative effect of change in
     accounting principle                                    $      0.21      $     (0.72)
  Cumulative effect of change in accounting principle                 --            (2.33)
                                                             -----------      -----------
     Net income (loss)                                       $      0.21      $     (3.05)
                                                             ===========      ===========
Weighted average number of basic shares outstanding               56,194           48,253
                                                             ===========      ===========

Diluted earnings (loss) per common share:
  Income (loss) before cumulative effect of change in
     accounting principle                                    $      0.21      $     (0.72)
  Cumulative effect of change in accounting principle                 --            (2.33)
                                                             -----------      -----------
     Net income (loss)                                       $      0.21      $     (3.05)
                                                             ===========      ===========
Weighted average number of diluted shares outstanding             56,210           48,253
                                                             ===========      ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                       Three Months Ended March 31,
                                                                       ----------------------------
                                                                           2003             2002
                                                                       -----------      -----------
OPERATING ACTIVITIES:
      Net income (loss)                                                $    11,572      $  (147,303)
      Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities -
         Cumulative effect of change in accounting principle, net               --          112,786
         Restructuring and asset impairment charge                              --           75,407
         Depreciation                                                       39,051           32,413
         Deferred income tax provision (benefit)                             8,274          (22,283)
         Gain on sale of plant                                                  --           (3,839)
         Equity in earnings of joint ventures, net                            (644)          (4,385)
         Change in working capital and other operating items               (57,030)         (71,934)
                                                                       -----------      -----------

        Net cash provided by (used in) operating activities                  1,223          (29,138)
                                                                       -----------      -----------

INVESTING ACTIVITIES:
      Capital expenditures, net                                            (41,200)         (13,201)
      Acquisitions, including joint ventures interests, earnout
        payments and dividends                                               3,232          (38,039)
                                                                       -----------      -----------

         Net cash used in investing activities                             (37,968)         (51,240)
                                                                       -----------      -----------

FINANCING ACTIVITIES:
      Proceeds from borrowings                                             699,646          486,549
      Repayment of debt                                                   (658,131)        (414,612)
      Proceeds from issuance of stock                                          303            1,275
                                                                       -----------      -----------

         Net cash provided by financing activities                          41,818           73,212
                                                                       -----------      -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                      5,073           (7,166)

CASH AND CASH EQUIVALENTS:
      Beginning of period                                                   13,699           21,767
                                                                       -----------      -----------

      End of period                                                    $    18,772      $    14,601
                                                                       ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid, net of amounts capitalized                        $    22,626      $    23,613
                                                                       ===========      ===========
      Income taxes paid (refunded)                                     $        70      $      (425)
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

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared by Tower Automotive, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     Revenues and operating results for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

     Certain prior year amounts were reclassified to conform to current year presentation.

2.   INVENTORIES

     Inventories are valued at the lower of first-in-first-out ("FIFO") cost or market, and consisted of the following (in thousands):

                       MARCH 31,         DECEMBER 31,
                         2003               2002
                     ------------       -------------
Raw materials         $   57,496          $   64,777
Work in process           21,012              20,630
Finished goods            38,127              47,667
                      ----------          ----------
                      $  116,635          $  133,074
                      ==========          ==========

3.   STOCKHOLDERS' INVESTMENT

     STOCK REPURCHASE:

     During 2002, the Company repurchased approximately 9.8 million shares at a total cost of $59.9 million to complete the total original board-approved amount of $100 million. These shares are classified as treasury stock in the Company's condensed consolidated balance sheets and may be subsequently reissued for general corporate purposes.

     EARNINGS PER SHARE:

     Basic earnings per share were computed by dividing net income by the weighted average number of common shares outstanding during the respective quarters. Diluted earnings per share for the three months ended March 31, 2003 were determined based on the assumption that the Edgewood notes were converted at the beginning of the period. The Convertible Subordinated Notes and Preferred Securities, totaling approximately 16.2 million shares, were not included in the computation of earnings per share for the three months ended March 31, 2003 due to their anti-dilutive effect. None of the common stock equivalents, totaling approximately 16.2 million shares, were included in the computation of earnings per share for the three months ended March 31, 2002 due to their anti-dilutive effect (in thousands, except for per share data):

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                            --------------------------------
                                                                 2003               2002
                                                            -------------      -------------
Net income (loss) - basic and diluted                       $      11,572      $    (147,303)
                                                            =============      =============

Weighted average number of common shares outstanding               56,194             48,253
Dilutive effect of Edgewood notes, assuming conversion                 16                 --
                                                            -------------      -------------
Weighted average number of diluted shares outstanding              56,210             48,253
                                                            =============      =============
Basic earnings (loss) per share                             $        0.21      $       (3.05)
                                                            =============      =============
Diluted earnings (loss) per share                           $        0.21      $       (3.05)
                                                            =============      =============

     STOCK-BASED COMPENSATION:

     The Company accounts for stock options under the provisions of Accounting Principles Board Opinion ("APB") No. 25, under which no compensation expense is recognized when the stock options are granted to colleagues and directors at fair market value as of the grant date. The Company may also grant stock options to outside consultants. The fair value of these option grants are expensed over the period services are rendered based on the Black-Scholes valuation model. There were no stock options granted during the three months ended March 31, 2003.

     The Company has three stock option plans: the 1994 Stock Option Plan, the Long Term Incentive Plan, and the Independent Director Stock Option Plan and three stock purchase plans (the Employee Stock Purchase Plan, the Key Leadership Deferred Income Stock Purchase Plan and the Director Deferred Income Stock Purchase Plan). Had compensation cost for these plans been determined as required under SFAS No. 123, "Accounting for Stock-Based Compensation," amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," the Company's pro forma net income (loss) and pro forma earnings (loss) per share would have been as follows (in thousands, except per share data):

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                       --------------------------------
                                            2003               2002
                                       -------------      -------------
Net income (loss)
  As Reported                          $      11,572      $    (147,303)
  Pro Forma                            $      10,108      $    (148,328)
Basic earnings (loss) per share
  As Reported                          $        0.21      $       (3.05)
  Pro Forma                            $        0.18      $       (3.07)

Diluted earnings (loss) per share
  As Reported                          $        0.21      $       (3.05)
  Pro Forma                            $        0.18      $       (3.07)

4.   LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

                                             MARCH 31,     DECEMBER 31,
                                               2003            2002
                                           ------------    ------------
Revolving credit facility                  $    243,069    $    177,303
Senior Euro notes                               163,815         157,440
Term credit facility                            125,000         125,000
Industrial development revenue bonds             43,765          43,765
Edgewood notes                                       50              50
Other foreign subsidiary indebtedness           114,413         123,518
Other                                                77          18,422
                                           ------------    ------------
                                                690,189         645,498
Less-current maturities                         (87,653)       (110,278)
                                           ------------    ------------
           Total long-term debt            $    602,536    $    535,220
                                           ============    ============

     In June 2002, the Company completed an amendment to its senior credit facility (the "Credit Agreement") that permanently reduced borrowings under the facility and deferred the start of the scheduled repayment of its remaining borrowings until March 2005. The amendment reduced the former $1.15 billion facility to a $725 million facility by voluntarily repaying $200 million of the $325 million term loan portion of the facility with proceeds from the Company's May 2002 common stock offering, and reduced capacity under the revolving credit facility from $825 million to $600 million. The Credit Agreement also includes a multi-currency borrowing feature that allows the Company to borrow up to $500 million in certain freely tradable offshore currencies, and letters of credit sublimits of $250 million. As of March 31, 2003, approximately $61.5 million of the outstanding borrowings are denominated in Japanese Yen, $16.4 million are denominated in Euro, and $17.0 million are denominated in Canadian dollars. Interest on the Credit Agreement is at the financial institutions' reference rate, LIBOR, or the Eurodollar rate plus a margin ranging from 0 to 200 basis points depending on the ratio of the consolidated funded debt for restricted subsidiaries of the Company to its total EBITDA. The weighted average interest rate for such borrowings was 5.6 percent for the three months ended March 31, 2003 (including the effect of the interest rate swap contract discussed below). The Credit Agreement has a final maturity of 2006.

     The Credit Agreement requires the Company to meet certain financial tests, including but not limited to a minimum interest coverage and maximum leverage ratio. The Credit Agreement limits the Company's ability to pay dividends. As of March 31, 2003, the Company was in compliance with all debt covenants and anticipates achieving covenant compliance during the remainder of 2003. The Company anticipates that the sufficient flexibility under its Credit Agreement will allow it to adequately meet its 2003 liquidity requirements through the prudent use of its cash resources, continued effective management of operating working capital and capital expenditures, and also employing other potential financing alternatives, as required.

     In July 2000, R. J. Tower Corporation (the "Issuer"), a wholly-owned subsidiary of the Company, issued Euro-denominated senior unsecured notes in the amount of (euro)150 million ($163.8 million at March 31, 2003) The notes bear interest at a rate of 9.25 percent, payable semi-annually. The notes rank equally with all of the Company's other senior unsecured and unsubordinated debt and mature on August 1, 2010.

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

     The Company has designated the swap as a cash flow hedge. Accordingly, gains and losses are recorded in accumulated other comprehensive income
     (loss), net of income taxes. As of March 31, 2003, there is $12.3 million (net of tax) recorded in accumulated other comprehensive loss related to the cash flow hedge. Derivative liabilities relating to the interest rate swap agreement totaling $19.6 million have been recorded in accrued liabilities in the condensed consolidated balance sheet as of March 31, 2003. The fair value of the interest rate swap agreement is based upon the difference between the contractual rates and the present value of the expected future cash flows on the hedged interest rate.

5.   ACCOUNTS RECEIVABLE SECURITIZATION

     At March 31, 2003, the Company had sold $130.3 million of net accounts receivable pursuant to its accounts receivable securitization program in exchange for $28.9 million of cash and a retained subordinated interest in the receivables sold of $101.4 million. The receivables sold represented amounts owed to the Company from customers as of February 28, 2003. The majority of such receivables were collected in March 2003 and as a result, the Company's retained interest in accounts receivable is not significant as of March 31, 2003 and is not presented separately from accounts receivable. As of March 31, 2003, the Company recorded a liability to the funding agent of $28.9 million, which represents receivables for which the Company has received collections from customers and is required to be submitted to the funding agent. Settlement of amounts due to the funding agent, as well as the cost of funding at a rate of approximately 7.6 percent, occurs during the month subsequent to the sale of the receivables.

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

     In conjunction with its acquisitions, the Company has established reserves for certain costs associated with facility shutdown and consolidation activities and for provisions for acquired loss contracts. A rollforward of these reserves is as follows (in millions):

                                   FACILITY
                                   SHUTDOWN         LOSS
                                    COSTS        CONTRACTS
                                  ---------      ---------
Balance at December 31, 2002      $     4.5      $     6.1
Utilization                            (0.2)          (0.8)
                                  ---------      ---------
Balance at March 31, 2003         $     4.3      $     5.3
                                  =========      =========

     As of March 31, 2003, all of the identified facilities have been shutdown, but the Company continues to incur costs related to maintenance, taxes and other costs related to buildings that are held for sale. The Company's acquisition reserves have been utilized as originally intended and management believes the liabilities recorded for shutdown and consolidation activities are adequate but not excessive as of March 31, 2003.

7.   INVESTMENTS IN JOINT VENTURES

     On September 21, 2000, the Company acquired a 17 percent equity interest in Yorozu Corporation ("Yorozu"), a supplier of suspension modules and structural parts to the Asian and North American automotive markets, from Nissan Motor Co. Ltd. ("Nissan"). On February 20, 2001, the Company exercised its option to increase its holdings in Yorozu by 13.8 percent through the purchase of additional Yorozu shares. Yorozu is based in Japan and is publicly traded on the first tier of the Tokyo Stock Exchange. Its principal customers include Nissan, Auto Alliance, General Motors, Ford, and Honda. The Company paid Nissan approximately $68 million over two and one half years for its 30.8 percent interest. As of March 31, 2003, the traded market value of shares held in Yorozu was $18.5 million and the Company's investment in Yorozu was $61.3 million, as compared with a traded market value of $22.4 million and investment in Yorozu of $60.4 million at the original dates of the investment. The Company has determined that the investment in Yorozu has not suffered an other than temporary decline in market value. This determination is based on the long-term strategic nature of the investment, which supported the Company's original investment decision, and the fact that the Company believes that there is a significant value premium associated with the large block of stock held in Japan.

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

8.   DIVESTITURE

     On February 1, 2002, the Company sold its Iwahri, Korea plant to a Hyundai affiliate for net proceeds of $4.0 million after fees and debt assumed by the purchaser and realized a gain on sale of the plant of $3.8 million in the first quarter of 2002 that was classified as other income. The net proceeds were used to repay outstanding subsidiary indebtedness. The results of operations of the Iwahri plant, which assembles the Kia Sportage lower vehicle module, are not significant to the operating results of the Company as a whole, and therefore, pro forma financial information has not been provided as the results would not be materially different. The Company continues to manufacture body structure components in Korea, including those components used in the Kia Sportage module.

9.   SEGMENT INFORMATION

     The Company produces a broad range of assemblies and modules for vehicle body structures and suspension systems for the global automotive industry. These operations have similar characteristics including the nature of products, production processes and customers, and produce lower vehicle structures, body structures (including Class A surfaces), suspension components, and suspension and powertrain modules for the automotive industry. Management reviews the operating results of the Company and makes decisions based upon two operating segments: United States/Canada and International.

     Financial information by segment is as follows (in thousands):

                                                    UNITED STATES/
                                                        CANADA           INTERNATIONAL          TOTAL
                                                        ------           -------------          -----
THREE MONTHS ENDED MARCH 31, 2003:
     Revenues                                       $      532,062      $      200,516      $      732,578
     Operating income                                       21,839              18,009              39,848
     Total assets                                        1,883,351             765,634           2,648,985

THREE MONTHS ENDED MARCH 31, 2002:
     Revenues                                       $      516,399      $      151,708      $      668,107
     Operating income (loss)                               (42,698)              3,305             (39,393)
     Restructuring and asset impairment charge              71,757               3,650              75,407
     Cumulative effect of accounting change                     --            (112,786)           (112,786)
     Total assets                                        1,798,686             642,136           2,440,822

     The change in the carrying amount of goodwill for the three months ended March 31, 2003, by operating segment, is as follows (in thousands):

                                     UNITED STATES/
                                         CANADA           INTERNATIONAL          TOTAL
                                         ------           -------------          -----
Balance at December 31, 2002         $      336,653      $      136,314      $      472,967
Currency translation adjustment                 718               5,287               6,005
                                     --------------      --------------      --------------
Balance at March 31, 2003            $      337,371      $      141,601      $      478,972
                                     ==============      ==============      ==============

10.  RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

     MILWAUKEE PRESS OPERATIONS (2002 PLAN):

     On January 31, 2002, the Company announced that it would discontinue the remaining stamping and ancillary processes performed at its Milwaukee Press Operations and relocate the remaining work to other Tower locations or Tier II suppliers. The Company substantially completed the transfer process in 2002. As a result of these efforts (the "2002 Plan"), the Company recorded a restructuring charge in the first quarter of 2002 totaling $75.4 million, which reflects the estimated qualifying "exit costs" to be incurred during the 12 months subsequent to the establishment of the 2002 Plan. During the fourth quarter of 2002, due to a favorable settlement of anticipated other exit costs and an assessment of remaining costs, the Company subsequently reduced the estimates associated with the 2002 and 2001 Plans by $14.3 million, resulting in a net restructuring charge of $61.1 million for 2002.

     The 2002 Plan charge includes costs associated with asset impairments, severance and outplacement costs related to colleague terminations and certain other exit costs. These activities resulted in a reduction of approximately 500 colleagues. The estimated restructuring charge does not cover certain aspects of the 2002 Plan, including movement of equipment and colleague relocation and training. These costs will be recognized in future periods as incurred.

     The accrual for the 2002 Plan is included in accrued liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2003. The table below summarizes the accrued operational realignment and other charges related to the 2002 Plan through March 31, 2003 (in millions):

                                  SEVERANCE AND
                                   OUTPLACEMENT       OTHER EXIT
                                      COSTS              COSTS              TOTAL
                                      -----              -----              -----
Balance at December 31, 2002      $         3.5      $         1.0      $         4.5
Cash usage                                 (1.3)              (0.6)              (1.9)
                                  -------------      -------------      -------------
Balance at March 31, 2003         $         2.2      $         0.4      $         2.6
                                  =============      =============      =============

     The Company anticipates utilizing the remaining 2002 Plan restructuring reserves as originally intended, with the ultimate disposition occurring during the year ending December 31, 2003.

     SEBEWAING AND MILWAUKEE PRESS OPERATIONS (2001 PLAN):

     In October 2001, the Company's board of directors approved a restructuring of the enterprise that included the closing of the Sebewaing, Michigan facility. In addition, in December 2001, the Company's board of directors approved a restructuring plan that related to the consolidation of technical activities and a reduction of other salaried colleagues in conjunction with a reorganization of the Company's U.S. and Canada operations and the relocation of some component manufacturing from the Company's Milwaukee Press Operations to other Tower locations. As a result of the 2001 Plan, the Company recorded a restructuring charge in the fourth quarter of 2001 of $178.1 million, which reflects the estimated qualifying "exit costs" to be incurred during the 12 months subsequent to the establishment of the 2001 Plan. This total reflected a provision of $184.0 million, net of certain revisions in the estimate of the 2000 Plan of $5.9 million, which were reversed in 2001.

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

     The accrual for the 2001 Plan is included in accrued liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2003. The table below summarizes the accrued operational realignment and other charges related to the 2001 Plan through March 31, 2003 (in millions):

                                  SEVERANCE AND
                                   OUTPLACEMENT       OTHER EXIT
                                      COSTS              COSTS              TOTAL
                                      -----              -----              -----
Balance at December 31, 2002      $         1.0      $         8.3      $         9.3
Cash usage                                 (1.0)              (1.6)              (2.6)
                                  -------------      -------------      -------------
Balance at March 31, 2003         $          --      $         6.7      $         6.7
                                  =============      =============      =============

     The remaining other exit costs relate primarily to the present value of operating lease payments that the Company is obligated to pay through 2010.

11.  COMPREHENSIVE INCOME (LOSS)

     The following table presents comprehensive income (loss) for the three months ended March 31, 2003 and 2002 (in thousands):

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                --------------------------------
                                                                     2003               2002
                                                                -------------      -------------
Net income (loss)                                               $      11,572      $    (147,303)
Change in cumulative translation adjustment                             2,373               (569)
Unrealized gain on qualifying cash flow hedges, net of tax                511              1,428
                                                                -------------      -------------
Comprehensive income (loss)                                     $      14,456      $    (146,444)
                                                                =============      =============

12.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, this Statement eliminates the requirement that gains and losses from extinguishment of debt be classified as extraordinary items. SFAS No. 145 became effective for the Company on January 1, 2003. Upon adoption of SFAS No. 145, the Company now reclassifies losses on extinguishments of debt that were classified as extraordinary items in prior periods when such prior periods are presented.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than when a company commits to an exit plan as was previously required. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The new standard will result in the Company recognizing liabilities for any future restructuring activities at the time the liability is incurred rather than the past method of recognizing the liability upon the announcement of the plan and communication to colleagues.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company has included the additional disclosures about its method of stock-based compensation in Note 3.

     In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of FIN 45 are effective for all guarantees issued or modified after December 31, 2002. The Company currently does not have any guarantees requiring disclosure under FIN 45.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of certain variable interest entities that are currently not consolidated. FIN 46 is effective for variable interests created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities in which the Company holds a variable interest that it acquired before February 1, 2003, the Interpretation applies on July 1, 2003. The Company is currently analyzing the impact of FIN 46 on its condensed consolidated financial statements.

13.  CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

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

TOWER AUTOMOTIVE INC.
CONSOLIDATING BALANCE SHEETS AT MARCH 31, 2003
(AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                R. J. TOWER       PARENT         GUARANTOR
                                                                CORPORATION      GUARANTOR       COMPANIES
                                                               -------------   -------------   -------------
                           ASSETS

Current assets:
          Cash and cash equivalents                            $          --   $          --   $          --
          Accounts receivable                                             --              --         226,235
          Inventories                                                     --              --          67,692
          Deferred income taxes, net                                      --              --          12,255
          Prepaid tooling and other                                       --              --          78,971
                                                               -------------   -------------   -------------
           Total current assets                                           --              --         385,153
                                                               -------------   -------------   -------------

Property, plant and equipment, net                                        --              --         715,363
Investments in joint ventures                                        258,642              --              --
Investment in subsidiaries                                           505,866         528,904              --
Deferred income taxes, net                                                --              --          94,189
Goodwill                                                                  --              --         328,432
Other assets, net                                                      5,857          28,308          57,385
                                                               -------------   -------------   -------------
                                                               $     770,365   $     557,212   $   1,580,522
                                                               =============   =============   =============

          LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities:
          Current maturities of long-term debt and capital
               lease obligations                               $          --   $          --   $       3,692
          Accounts payable                                                --              --         326,754
          Accrued liabilities                                          4,023           3,390         163,204
                                                               -------------   -------------   -------------
               Total current liabilities                               4,023           3,390         493,650
                                                               -------------   -------------   -------------

Long-term debt, net of current maturities                            515,580              --          43,765
Obligations under capital leases, net of current maturities               --              --             250
Convertible subordinated notes                                            --         199,984              --
Due to/(from) affiliates                                            (324,729)       (438,227)        732,858
Other noncurrent liabilities                                              --           4,411         151,894
                                                               -------------   -------------   -------------
               Total noncurrent liabilities                          190,851        (233,832)        928,767
                                                               -------------   -------------   -------------

Manditorily redeemable trust convertible preferred securities             --         258,750              --

Stockholders' investment                                             575,491         528,904         158,105
                                                               -------------   -------------   -------------
                                                               $     770,365   $     557,212   $   1,580,522
                                                               =============   =============   =============

                                                               NON-GUARANTOR
                                                                 COMPANIES     ELIMINATIONS       CONSOLIDATED
                                                               -------------  -------------      -------------
                           ASSETS

Current assets:
          Cash and cash equivalents                            $      18,772  $          --      $      18,772
          Accounts receivable                                        112,394             --            338,629
          Inventories                                                 48,943             --            116,635
          Deferred income taxes, net                                   6,105             --             18,360
          Prepaid tooling and other                                   32,443             --            111,414
                                                               -------------  -------------      -------------
           Total current assets                                      218,657             --            603,810
                                                               -------------  -------------      -------------

Property, plant and equipment, net                                   331,456             --          1,046,819
Investments in joint ventures                                            328             --            258,970
Investment in subsidiaries                                                --     (1,034,770)                --
Deferred income taxes, net                                             5,247             --             99,436
Goodwill                                                             150,540             --            478,972
Other assets, net                                                     69,428             --            160,978
                                                               -------------  -------------      -------------
                                                               $     775,656  $  (1,034,770)     $   2,648,985
                                                               =============  =============      =============

          LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities:
          Current maturities of long-term debt and capital
               lease obligations                               $      95,357  $          --      $      99,049
          Accounts payable                                           135,110             --            461,864
          Accrued liabilities                                         99,111             --            269,728
                                                               -------------  -------------      -------------
               Total current liabilities                             329,578             --            830,641
                                                               -------------  -------------      -------------

Long-term debt, net of current maturities                             43,191             --            602,536
Obligations under capital leases, net of current maturities           32,332             --             32,582
Convertible subordinated notes                                            --             --            199,984
Due to/(from) affiliates                                              30,098             --                 --
Other noncurrent liabilities                                          39,283             --            195,588
                                                               -------------  -------------      -------------
               Total noncurrent liabilities                          144,904                         1,030,690
                                                               -------------  -------------      -------------

Manditorily redeemable trust convertible preferred securities             --             --            258,750

Stockholders' investment                                             301,174     (1,034,770)           528,904
                                                               -------------  -------------      -------------
                                                               $     775,656  $  (1,034,770)     $   2,648,985
                                                               =============  =============      =============

TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                        R. J. TOWER            PARENT            GUARANTOR
                                                        CORPORATION          GUARANTOR           COMPANIES
                                                       --------------      --------------      --------------
Revenues                                               $           --      $           --      $      500,763

Cost of sales                                                      --                  --             456,979
                                                       --------------      --------------      --------------

          Gross profit                                             --                  --              43,784

Selling, general and administrative expenses                       --                  --              24,245
                                                       --------------      --------------      --------------

          Operating income                                         --                  --              19,539

Interest expense, net                                          12,026               6,866              (5,401)

                                                       --------------      --------------      --------------

          Income (loss) before provision for
          income taxes, equity in earnings of
          joint ventures and minority interest                (12,026)             (6,866)             24,940

Provision (benefit) for income taxes                           (4,089)             (2,334)              8,480
                                                       --------------      --------------      --------------

          Income (loss) before equity in earnings
          of joint ventures and minority interest              (7,937)             (4,532)             16,460

Equity in earnings of joint ventures and
subsidiaries, net                                              26,923              18,986                  --

Minority interest, net                                             --              (2,882)                 --
                                                       --------------      --------------      --------------

          Net income                                   $       18,986      $       11,572      $       16,460
                                                       ==============      ==============      ==============

                                                       NON-GUARANTOR
                                                         COMPANIES          ELIMINATIONS        CONSOLIDATED
                                                       --------------      --------------      --------------
Revenues                                               $      231,815      $           --      $      732,578

Cost of sales                                                 201,075                  --             658,054
                                                       --------------      --------------      --------------

          Gross profit                                         30,740                  --              74,524

Selling, general and administrative expenses                   10,431                  --              34,676
                                                       --------------      --------------      --------------

          Operating income                                     20,309                  --              39,848

Interest expense, net                                           3,278                  --              16,769
                                                       --------------      --------------      --------------

          Income (loss) before provision for
          income taxes, equity in earnings of
          joint ventures and minority interest                 17,031                  --              23,079

Provision (benefit) for income taxes                            5,790                  --               7,847
                                                       --------------      --------------      --------------

          Income (loss) before equity in earnings
          of joint ventures and minority interest              11,241                  --              15,232

Equity in earnings of joint ventures and
subsidiaries, net                                                  --             (45,265)                644

Minority interest, net                                         (1,422)                 --              (4,304)
                                                       --------------      --------------      --------------

          Net income                                   $        9,819      $      (45,265)     $       11,572
                                                       ==============      ==============      ==============

TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2003 (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                     R. J. TOWER   PARENT     GUARANTOR   NON-GUARANTOR
                                                     CORPORATION  GUARANTOR   COMPANIES     COMPANIES    ELIMINATIONS  CONSOLIDATED
                                                     -----------  ---------   ---------   -------------  ------------  ------------
OPERATING ACTIVITIES:
Net income                                            $  18,986   $  11,572   $  16,460     $   9,819     $ (45,265)    $  11,572
Adjustments required to reconcile net income to net
   cash provided by (used in) operating activities
       Depreciation                                          --          --      28,173        10,878            --        39,051
       Deferred income tax provision (benefit)               --          --       7,328           946            --         8,274
       Equity in earnings of joint ventures, net           (644)         --          --            --            --          (644)
       Changes in working capital and other
           operating items                                6,967      (3,984)    (93,169)       14,184        18,972       (57,030)
                                                      ---------   ---------   ---------     ---------     ---------     ---------
       Net cash provided by (used in) operating
           activities                                    25,309       7,588     (41,208)       35,827       (26,293)        1,223
                                                      ---------   ---------   ---------     ---------     ---------     ---------

INVESTING ACTIVITIES:
Capital expenditures, net                                    --          --     (34,409)       (6,791)           --       (41,200)
Acquisitions and other, net                             (93,897)     (7,891)     76,329         2,398        26,293         3,232
                                                      ---------   ---------   ---------     ---------     ---------     ---------
       Net cash provided by (used in) investing
           activities                                   (93,897)     (7,891)     41,920        (4,393)       26,293       (37,968)
                                                      ---------   ---------   ---------     ---------     ---------     ---------

FINANCING ACTIVITIES:
Proceeds from borrowings                                690,726          --           6         8,914            --       699,646
Repayments of debt                                     (622,138)         --        (718)      (35,275)           --      (658,131)
Proceeds from issuance of stock                              --         303          --            --            --           303
                                                      ---------   ---------   ---------     ---------     ---------     ---------
       Net cash provided by (used for) financing
           activities                                    68,588         303        (712)      (26,361)           --        41,818
                                                      ---------   ---------   ---------     ---------     ---------     ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                      --          --          --         5,073            --         5,073
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               --          --          --        13,699            --        13,699
                                                      ---------   ---------   ---------     ---------     ---------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $      --   $      --   $      --     $  18,772     $      --     $  18,772
                                                      =========   =========   =========     =========     =========     =========

TOWER AUTOMOTIVE INC.
CONSOLIDATING BALANCE SHEETS AT DECEMBER 31, 2002
(AMOUNTS IN THOUSANDS)

                                                    R. J. TOWER   PARENT     GUARANTOR   NON-GUARANTOR
                                                    CORPORATION  GUARANTOR   COMPANIES     COMPANIES    ELIMINATIONS  CONSOLIDATED
                                                    -----------  ---------   ----------  -------------  ------------  ------------
                      ASSETS

Current assets:
      Cash and cash equivalents                     $       --   $      --   $       --  $      13,699  $        --   $     13,699
      Accounts receivable                                   --          --      151,774         97,567           --        249,341
      Inventories                                           --          --       82,765         50,309           --        133,074
      Deferred income taxes, net                            --          --       12,255          8,379           --         20,634
      Prepaid tooling and other                             --          --       55,453         44,980           --        100,433
                                                    ----------   ---------   - --------  -------------  -----------   ------------
                Total current assets                        --          --      302,247        214,934           --        517,181
                                                    ----------   ---------   - --------  -------------  -----------   ------------

Property, plant and equipment, net                          --          --      709,127        364,492           --      1,073,619
Investments in joint ventures                          260,898          --           --             --           --        260,898
Investment in subsidiaries                             404,864     512,076           --             --     (916,940)            --
Deferred income taxes, net                                  --          --       99,313          6,386           --        105,699
Goodwill                                                    --          --      328,308        144,659           --        472,967
Other assets, net                                        1,501      27,144       60,839         38,037           --        127,521
                                                    ----------   ---------   ----------  -------------  -----------   ------------
                                                    $  667,263   $ 539,220   $1,499,834  $     768,508  $  (916,940)  $  2,557,885
                                                    ----------   =========   ==========  =============  ===========   ============
   LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities:
      Current maturities of long-term debt and
         capital lease obligations                  $    8,352   $      --   $    4,274  $     107,844  $        --   $    120,470
      Accounts payable                                      --          --      285,585        132,142           --        417,727
      Accrued liabilities                                6,963       5,889      183,876         87,722           --        284,450
                                                    ----------   ---------   ----------  -------------  -----------   ------------
                Total current liabilities               15,315       5,889      473,735        327,708           --        822,647
                                                    ----------   ---------   ----------  -------------  -----------   ------------

Long-term debt, net of current maturities              428,651          --       43,765         62,804           --        535,220
Obligations under capital leases, net of current
         maturities                                         --          --          370         29,361           --         29,731
Convertible subordinated notes                              --     199,984           --             --           --        199,984
Due to/(from) affiliates                              (337,294)   (443,582)     757,808         23,068           --             --
Other noncurrent liabilities                                --       6,103      157,230         36,144           --        199,477
                                                    ----------   ---------   ----------  -------------  -----------   ------------
                Total noncurrent liabilities            91,357    (237,495)     959,173        151,377           --        964,412
                                                    ----------   ---------   ----------  -------------  -----------   ------------

Manditorily redeemable trust convertible
         preferred securities                               --     258,750           --             --           --        258,750

Stockholders' investment                               560,591     512,076       66,926        289,423     (916,940)       512,076
                                                    ----------   ---------   ----------  -------------  -----------   ------------
                                                    $  667,263   $ 539,220   $1,499,834  $     768,508  $  (916,940)  $  2,557,885
                                                    ==========   =========   ==========  =============  ===========   ============

TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                     R. J. TOWER   PARENT     GUARANTOR   NON-GUARANTOR
                                                     CORPORATION  GUARANTOR   COMPANIES     COMPANIES    ELIMINATIONS  CONSOLIDATED
                                                     -----------  ---------   ---------   -------------  ------------  ------------
Revenues                                             $       --   $      --   $ 479,204   $    188,903   $        --   $    668,107

Cost of sales                                                --          --     434,686        164,412            --        599,098
                                                     ----------   ---------   ---------   ------------   -----------   ------------

      Gross profit                                           --          --      44,518         24,491            --         69,009

Selling, general and administrative expenses                 --          --      21,461         11,534            --         32,995

Restructuring and asset impairment charge                    --          --      71,757          3,650            --         75,407
                                                     ----------   ---------   ---------   ------------   -----------   ------------

      Operating income (loss)                                --          --     (48,700)         9,307            --        (39,393)

Interest expense, net                                    11,912       2,821         420          2,878            --         18,031

Other income                                                 --          --          --         (3,839)           --         (3,839)
                                                     ----------   ---------   ---------   ------------   -----------   ------------

      Income (loss) before provision for
      income taxes, equity earnings of joint
      ventures, minority interest and
      cumulative effect of accounting change            (11,912)     (2,821)    (49,120)        10,268            --        (53,585)

Provision (benefit) for income taxes                     (4,169)       (987)    (17,194)         3,594            --        (18,756)
                                                     ----------   ---------   ---------   ------------   -----------   ------------

      Income (loss) before equity in earnings
      of joint ventures, minority interest and
      cumulative effect of accounting change             (7,743)     (1,834)    (31,926)         6,674            --        (34,829)

Equity in earnings of joint ventures and
      subsidiaries, net                                (134,888)   (142,631)         --             --       281,904          4,385

Minority interest, net                                       --      (2,838)         --         (1,235)           --         (4,073)
                                                     ----------   ---------   ---------   ------------   -----------   ------------

      Income (loss) before cumulative effect of
          accounting change                            (142,631)   (147,303)    (31,926)         5,439       281,904        (34,517)

Cumulative effect of change in accounting
      principle, net                                         --          --          --       (112,786)           --       (112,786)
                                                     -----------   ---------   ---------   ------------   -----------   ------------

      Net income (loss)                              $ (142,631)  $(147,303)  $ (31,926)  $   (107,347)  $   281,904   $   (147,303)
                                                     ==========   =========   =========   ============   ===========   ============

TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2002 (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                     R. J. TOWER   PARENT     GUARANTOR   NON-GUARANTOR
                                                     CORPORATION  GUARANTOR   COMPANIES     COMPANIES    ELIMINATIONS  CONSOLIDATED
                                                     -----------  ---------   ---------   -------------  ------------  ------------
OPERATING ACTIVITIES:
Net income (loss)                                    $ (142,631)  $(147,303)  $ (31,926)  $   (107,347)  $   281,904   $   (147,303)
Adjustments required to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities
      Cumulative effect of change in accounting
      principle, net                                         --          --          --        112,786            --        112,786
      Restructuring and asset impairment charge              --          --      71,757          3,650            --         75,407
      Depreciation                                           --          --      24,635          7,778            --         32,413
      Deferred income tax provision (benefit)                --          --     (38,615)        16,332            --        (22,283)
      Gain on sale of plant                                  --          --        --           (3,839)           --         (3,839)
      Equity in earnings of joint ventures, net          (4,385)         --        --             --              --         (4,385)
      Changes in working capital and other
      operating items                                   231,623       2,188    (131,484)       (24,673)     (149,588)       (71,934)
                                                     ----------   ---------   ---------   ------------   -----------   ------------
      Net cash provided by (used in) operating
      activities                                         84,607    (145,115)   (105,633)         4,687       132,316        (29,138)
                                                     ----------   ---------   ---------   ------------   -----------   ------------

INVESTING ACTIVITIES:
Capital expenditures, net                                    --         --          936        (14,137)           --        (13,201)
Acquisitions and other, net                            (157,338)    143,840     103,771          4,004      (132,316)       (38,039)
                                                     ----------   ---------   ---------   ------------   -----------   ------------
      Net cash provided by (used in) investing
      activities                                       (157,338)    143,840     104,707        (10,133)     (132,316)       (51,240)
                                                     ----------   ---------   ---------   ------------   -----------   ------------

FINANCING ACTIVITIES:
Proceeds from borrowings                                458,961          --          --         27,588            --        486,549
Repayments of debt                                     (386,230)         --        (665)       (27,717)           --       (414,612)
Proceeds from issuance of stock                            --         1,275          --             --            --          1,275
                                                     ----------   ---------   ---------   ------------   -----------   ------------
      Net cash provided by (used for) financing
      activities                                         72,731       1,275        (665)          (129)           --         73,212
                                                     ----------   ---------   ---------   ------------   -----------   ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                      --          --      (1,591)        (5,575)           --         (7,166)
CASH AND CASH EQUIVALENTS, BEGINNING OF
      PERIOD                                                 --          --       2,444         19,323            --         21,767
                                                     ----------   ---------   ---------   ------------   -----------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $       --   $      --   $     853   $     13,748   $        --   $     14,601
                                                     ==========   =========   =========   ============   ===========   ============

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2003 TO THE THREE MONTHS ENDED MARCH 31, 2002

Revenues. Revenues for the three months ended March 31, 2003 were $732.6 million, a 9.7 percent increase, compared to $668.1 million for the three months ended March 31, 2002. The increase of $64.5 million was composed of net volume increases of $56.7 million, primarily in the following platforms: Dodge Ram, Ford Expedition, Cadillac CTS, and various Kia and Volkswagen programs, offset by volume declines primarily in the Dodge Durango and Dakota platforms. The net volume increase of $56.7 million comprises a non-value- added module assembly revenue increase of $11.4 million and a $45.3 million increase in the Company's value-added revenue platforms. In addition, the foreign exchange rate effect in Europe and Asia increased revenues by $20.1 million in the first quarter of 2003, offset by a decline in revenues of $12.3 million attributable to the sale of the Iwahri, Korea plant which occurred during the first quarter of 2002.

Cost of Sales. Cost of sales as a percent of revenues for the three months ended March 31, 2003 was 89.8 percent compared to 89.7 percent for the three months ended March 31, 2002. Gross profit increased $5.5 million from $69.0 million in the 2002 period to $74.5 million in the 2003 period and is attributable to the combined effects of: (i) $9.1 million in gross profit conversion on value-added revenue increases of $45.3 million partially offset by revenue decline of $12.3 million due to the sale of the Iwahri, Korea plant, (ii) $1.4 million in positive foreign exchange rate effect on gross profit, offset by (iii) $5.0 million in negative profit effect of pricing and cost economics. As stated above, the Company's module assembly revenues increased by $11.4 million in the 2003 period over the 2002 period which do not contribute to an increase in gross profits.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $34.7 million, or 4.7 percent of revenues, for the three months ended March 31, 2003 compared to $33.0 million, or 4.9 percent of revenues, for the three months ended March 31, 2002. The $1.7 million increase in expense is due primarily to increased program management costs in the engineering and support activities of the launch of the Company's upcoming new programs related to Volvo, Ford and Nissan. The efficient use of management resources to support the Company's growing revenue base has allowed these expenses as a percentage of revenues to decline in the 2003 period as compared to the 2002 period.

Interest Expense, net. Interest expense (net of interest income) for the three months ended March 31, 2003 was $16.8 million compared to $18.0 million for the three months ended March 31, 2002. The $1.2 million reduction in net interest expense is attributable to $0.6 million due to reduced borrowings in the 2003 period compared to the 2002 period, $0.3 million due to lower interest rates and increased capitalized interest on construction projects in the 2003 period of $0.3 million.

Income Taxes. The effective income tax rate was 34.0 percent and 35.0 percent for the first quarter of 2003 and 2002, respectively. The effective tax rate reflects the actual rates in the tax jurisdictions in which the Company operates, adjusted for permanent differences.

Equity in Earnings of Joint Ventures, net. Equity in earnings of joint ventures, net of tax, was $0.6 million and $4.4 million for the three months ended March 31, 2003 and 2002, respectively. These amounts represent the Company's share of the earnings from its joint venture interests in Metalsa, Yorozu, and DTA Development. The Company's share of Metalsa's joint venture earnings and Yorozu's joint venture earnings has decreased quarter over quarter by $2.5 million and $1.3 million, respectively.

Minority Interest, net. Minority interest, net of tax, was $4.3 million and $4.1 million for the three months ended March 31, 2003 and 2002, respectively and represents dividends, net of income tax benefits, on the 6 3/4% Trust Preferred Securities and the minority interest held by the 40 percent joint venture partners in Tower Golden Ring.

Cumulative Effect of a Change in Accounting Principle, net. The Company adopted SFAS No. 142 relating to the accounting for goodwill and other intangible assets as of January 1, 2002. Under SFAS No. 142, the Company designated four reporting units: 1) United States/Canada, 2) Europe, 3) Asia and 4) South America/Mexico. As a result of the Company completing its formal valuation procedures under SFAS No. 142, utilizing a combination of valuation techniques including the discounted cash flow approach and the market multiple approach, the Company recorded a transitional impairment loss of $112.8 million as a cumulative effect of a change in accounting principle in the first quarter of 2002, representing the write-off of all of the Company's existing goodwill in the reporting units of Asia ($29.7 million) and South America/Mexico ($83.1 million). There was no tax impact upon adoption of SFAS No. 142 since the Company recorded a $24.2 million tax valuation allowance for the deductible portion of the goodwill written off in the reporting unit of South America/Mexico given the uncertainty of realization and the lack of income in the reporting unit. The Asia goodwill was not deductible for tax purposes.

RESTRUCTURING AND ASSET IMPAIRMENT CHARGE

The Company's growth through acquisitions coincided with an extended period of high automotive production that resulted in higher levels of utilization of the Company's acquired resources and capacity and contributed to periods of strong operating results. During the second half of 2000, the Company focused its efforts on reducing the capacity of the enterprise and improving the efficiency of its continuing operations. Beginning in the fourth quarter of 2000, the
Company: (i) divested its non-core heavy truck business, (ii) consolidated its manufacturing operations by closing manufacturing locations in Kalamazoo, Michigan; Sebewaing, Michigan; and certain operations in Milwaukee, Wisconsin,
(iii) reduced redundant overhead through a consolidation of its technical activities and a reduction of other salaried colleagues, (iv) reorganized the management of its U.S. and Canada region, and (v) discontinued remaining stamping and ancillary processes performed at its Milwaukee Press Operations and relocated remaining work to other locations or Tier II suppliers. These actions were accomplished through three restructurings. The first restructuring was initiated in October 2000 (the "2000 Plan"), the second restructuring was initiated in October 2001 (the "2001 Plan"), and the third restructuring was initiated in January 2002 (the "2002 Plan"). There are cash costs remaining to be paid in connection with the 2001 Plan and the 2002 Plan; these plans are described in further detail below.

Under the 2002 Plan, the Company has realized cash savings of approximately $4 million during the first quarter of 2003 and expects to realize an additional $12 million of cash savings through the remainder of 2003. Under the 2001 Plan, the Company has realized cash savings of approximately $6 million during the first quarter of 2003 and expects to realize an additional $17 million of cash savings through the remainder of 2003. These cash savings from permanent payroll reductions are expected to be realized annually.

MILWAUKEE PRESS OPERATIONS (2002 PLAN):

On January 31, 2002, the Company announced that it would discontinue the remaining stamping and ancillary processes performed at its Milwaukee Press Operations and relocate the remaining work to other Tower locations or Tier II suppliers. The Company substantially completed the transfer process in 2002. As a result of these efforts (the "2002 Plan"), the Company recorded a restructuring charge in the first quarter of 2002 totaling $75.4 million, which reflects the estimated qualifying "exit costs" to be incurred during the 12 months subsequent to the establishment of the 2002 Plan. During the fourth quarter of 2002, due to a favorable settlement of anticipated other exit costs and an assessment of remaining costs, the Company subsequently reduced the estimates associated with the 2002 and 2001 Plans by $14.3 million, resulting in a net restructuring charge of $61.1 million for 2002.

The 2002 Plan charge includes costs associated with asset impairments, severance and outplacement costs related to colleague terminations and certain other exit costs. These activities resulted in a reduction of approximately 500 colleagues. The estimated restructuring charge does not cover certain aspects of the 2002 Plan, including movement of equipment and colleague relocation and training. These costs will be recognized in future periods as incurred.

The accrual for the 2002 Plan is included in accrued liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2003. The table below summarizes the accrued operational realignment and other charges related to the 2002 Plan through March 31, 2003 (in millions):

                                 SEVERANCE AND
                                 OUTPLACEMENT       OTHER EXIT
                                     COSTS             COSTS        TOTAL
                                 -------------      ----------      -----
Balance at December 31, 2002        $  3.5           $   1.0        $ 4.5
Cash usage                            (1.3)             (0.6)        (1.9)
                                    ------           -------        -----
Balance at March 31, 2003           $  2.2           $   0.4        $ 2.6
                                    ======           =======        =====

The Company anticipates utilizing the remaining 2002 Plan restructuring reserves as originally intended, with the ultimate disposition occurring during the year ending December 31, 2003.

SEBEWAING AND MILWAUKEE PRESS OPERATIONS (2001 PLAN):

In October 2001, the Company's board of directors approved a restructuring of the enterprise that included the closing of the Sebewaing, Michigan facility. In addition, in December 2001, the Company's board of directors approved a restructuring plan that related to the consolidation of technical activities and a reduction of other salaried colleagues in conjunction with a reorganization of the Company's U.S. and Canada operations and the relocation of some component manufacturing from the Company's Milwaukee Press Operations to other Tower locations. As a result of the 2001 Plan, the Company recorded a restructuring charge in the fourth quarter of 2001 of $178.1 million, which reflects the estimated qualifying "exit costs" to be incurred during the 12 months subsequent to the establishment of the 2001 Plan. This total reflected a provision of $184.0 million, net of certain revisions in the estimate of the 2000 Plan of $5.9 million, which were reversed in 2001.

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

The accrual for the 2001 Plan is included in accrued liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2003. The table below summarizes the accrued operational realignment and other charges related to the 2001 Plan through March 31, 2003 (in millions):

                                 SEVERANCE AND
                                 OUTPLACEMENT       OTHER EXIT
                                     COSTS             COSTS        TOTAL
                                 -------------      ----------      -----
Balance at December 31, 2002        $  1.0           $   8.3        $ 9.3
Cash usage                            (1.0)             (1.6)        (2.6)
                                    ------           -------        -----
Balance at March 31, 2003           $   --           $   6.7        $ 6.7
                                    ======           =======        =====

The remaining other exit costs relate primarily to the present value of operating lease payments that the Company is obligated to pay through 2010.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH

The Company's principal sources of cash are cash flow from operations, commercial borrowings and capital markets activities. During the three months ended March 31, 2003, the Company generated $1.2 million of cash from operations. This compares with $29.1 million used during the same period in 2002. Net income before depreciation, deferred income taxes, gain on sale of plant, equity in joint venture earnings, restructuring and asset impairment charges, and cumulative effect of change in accounting principle was $58.2 million and $42.8 million for the 2003 and 2002 periods, respectively. Operating cash flow was reduced by $4.5 million in 2003 and $11.4 million in 2002 for cash restructuring payments, and was decreased by net taxes paid of $0.1 million in 2003 and increased by net tax refunds of $0.4 million in 2002. Operating cash flow was also reduced in the 2003 and 2002 periods by $5.0 million and $1.8 million, respectively, for required pension contributions. Expected pension contribution funding requirements of the Company for the remainder of 2003 are approximately $22 million. In total, working capital and other operating items decreased operating cash flow by $57.0 million and $71.9 million during 2003 and 2002, respectively.

The issuance of stock from the Company's colleague stock purchase plan and option plans contributed an additional $0.3 million and $1.3 million to cash flow for the 2003 and 2002 periods, respectively.

In June 2002, the Company completed an amendment to its senior credit facility (the "Credit Agreement") that permanently reduced borrowings under the facility and deferred the start of the scheduled repayment of its remaining borrowings until March 2005. The amendment reduced the former $1.15 billion facility to a $725 million facility by voluntarily repaying $200 million of the $325 million term loan portion of the facility with proceeds from the Company's May 2002 common stock offering, and reducing capacity under the revolving credit facility from $825 million to $600 million. The Credit Agreement also includes a multi-currency borrowing feature that allows the Company to borrow up to $500 million in certain freely tradable offshore currencies, and letter of credit sublimits of $250 million. At March 31, 2003, approximately $61.5 million of the outstanding borrowings are denominated in Japanese Yen, $16.4 million are denominated in Euro, and $17.0 million are denominated in Canadian dollars. Interest on the Credit Agreement is at the financial institutions' reference rate, LIBOR, or the Eurodollar rate plus a margin ranging from 0 to 200 basis points depending on the ratio of the consolidated funded debt for restricted subsidiaries of the Company to its total EBITDA. The weighted average interest rate for such borrowings was 5.6 percent for the three months ended March 31, 2003 (including the effect of the interest rate swap contract discussed below). The Credit Agreement has a final maturity of 2006.

At March 31, 2003, the Company had borrowed $243.1 million under its revolving credit facility of $600 million. In order to borrow under the revolving facility, the Company must meet certain covenant ratio requirements, including but not limited to a minimum interest coverage and maximum leverage ratio. Under the most restrictive covenants, the amount of unused availability under the revolving facility was $115.9 million at March 31, 2003, compared to unused availability of $57.9 million at March 31, 2002. This increase in availability between the periods resulted from the reduction of indebtedness (as defined in the credit agreement), and an increase in trailing four quarter EBITDA between the periods. The covenant conditions contained in the credit agreement also limit the Company's ability to pay dividends. As of March 31, 2003, the Company was in compliance with all debt covenants and anticipates achieving covenant compliance during the remainder of 2003. The Company anticipates that the sufficient flexibility under its Credit Agreement will allow it to adequately meet its 2003 liquidity requirements through the prudent use of its cash resources, continued effective management of operating working capital and capital expenditures, and also employing other potential financing alternatives, as required.

In July 2000, R. J. Tower Corporation (the "Issuer"), a wholly-owned subsidiary of the Company, issued Euro-denominated senior unsecured notes in the amount of
(euro)150 million ($163.8 million at March 31, 2003) The notes bear interest at a rate of 9.25 percent, payable semi-annually. The notes rank equally with all of the Company's other senior unsecured and unsubordinated debt and mature on August 1, 2010.

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

USES OF CASH

The Company's principal uses of cash are debt repayment, capital expenditures and acquisitions. Net cash used in investing activities was $38.0 million during the three months ended March 31, 2003, as compared to $51.2 million in the prior period. Dividends received from investments in joint ventures increased investing cash flows by $3.2 million in the 2003 period. Earnout payments offset by net proceeds received from the sale of a plant, reduced investing cash flows by $38.0 million in the 2002 period. During the balance of 2003, the Company will be reviewing the merits of acquiring, from its joint venture partner, the remaining 34 percent interest in Seojin. The amount to be paid would be based upon a range of value that would indicate the market value of the remaining shares held by the existing minority interest partner. Seojin is currently owed a note receivable of approximately $10 million from this minority interest partner, which became past due in March 2003. The minority interest partner's shares in Seojin are pledged as collateral for the note receivable. In order to enforce the collateral agreement, the Company must purchase the remaining shares from its joint venture partner, the terms of which are being negotiated. The Company believes that Seojin has adequate financing resources under its local revolving debt facilities not covered under the Company's Credit Agreement or can secure additional local financing, if necessary, in order to fund any additional purchase of shares. If the Company were to acquire these remaining shares, the Company would own 100 percent of Seojin.

Net capital expenditures were $41.2 million and $13.2 million during the three months ended March 31, 2003 and 2002, respectively. Capital expenditures in 2003 include significant investments to support major product launches along with a continued focus on safety and productivity improvements. The Company estimates its 2003 capital expenditures will be approximately $200 million. Where appropriate, the Company may lease rather than purchase such equipment, which would have the effect of reducing this anticipated level of capital expenditures. The Company leases certain equipment utilized in its operations under operating lease agreements. The Company intends to continue to utilize operating lease financing on occasion when the effective interest rate equals or is lower than the Company's financing costs and the lease terms match the expected life of the respective program. Annual operating lease payments under the Company's lease agreements range from $51 million to $62 million for the next five years.

Net cash provided by financing activities totaled $41.8 million and $73.2 million for the three months ended March 31, 2003 and 2002, respectively. Net borrowings of debt were $41.5 million and $71.9 million for the comparable 2003 and 2002 periods, respectively.

WORKING CAPITAL

The Company maintained significant negative levels of working capital of $226.8 million and $305.5 million as of March 31, 2003 and December 31, 2002, respectively, as a result of its continuing focus on minimizing the cash flow cycle. The $78.7 million net increase in working capital in 2003 was due to the combined effects of an $89.3 million increase in accounts receivable attributable to the significant sales increase in the first quarter of 2003, an $11.0 million timing-related increase in tooling, $4.5 million usage of restructuring reserves during 2003, and a $7.8 million net increase in other working capital items, offset by a $33.9 million net increase in accounts payable and accrued liabilities resulting from the increase in production volumes. The Company's management of its accounts receivable includes participation in specific receivable programs with key customers that allow for accelerated collection of receivables, subject to interest charges ranging from
4.5 percent to 6.5 percent at an annualized rate.

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

At March 31, 2003, Tower Automotive had total debt and obligations under capital leases of $934.2 million. The debt is comprised of fixed rate debt of $523.8 million and floating rate debt of $410.4 million. The pre-tax earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt would be approximately $4.1 million, holding other variables constant. A one percentage point increase in interest rates would not materially impact the fair value of the fixed rate debt.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, this Statement eliminates the requirement that gains and losses from extinguishment of debt be classified as extraordinary items. SFAS No. 145 became effective for the Company on January 1, 2003. Upon adoption of SFAS No. 145, the Company now reclassifies losses on extinguishments of debt that were classified as extraordinary items in prior periods when such prior periods are presented.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than when a company commits to an exit plan as was previously required. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The new standard will result in the Company recognizing liabilities for any future restructuring activities at the time the liability is incurred rather than the past method of recognizing the liability upon the announcement of the plan and communication to colleagues.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company has included the additional disclosures about its method of stock-based compensation in Note 3.

In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of FIN 45 are effective for all guarantees issued or modified after December 31, 2002. The Company currently does not have any guarantees requiring disclosure under FIN 45.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of certain variable interest entities that are currently not consolidated. FIN 46 is effective for variable interests created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities in which the Company holds a variable interest that it acquired before February 1, 2003, the Interpretation applies on July 1, 2003. The Company is currently analyzing the impact of FIN 46 on its condensed consolidated financial statements.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this Form 10-Q or incorporated by reference herein, are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). When used in this Form 10-Q, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside the control of the Company, such as risks relating to: (i) the degree to which the Company is leveraged; (ii) the Company's reliance on major customers and selected models; (iii) the cyclicality and seasonality of the automotive market; (iv) the failure to realize the benefits of recent acquisitions and joint ventures; (v) obtaining new business on new and redesigned models; (vi) the Company's ability to continue to implement its acquisition strategy; (vii) the highly competitive nature of the automotive supply industry; (viii) the ability to achieve the anticipated volume of production from new and planned supply programs; and (ix) such other factors noted in this Form 10-Q with respect to the Company's businesses. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements.

ITEM 4: DISCLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

With the participation of management, the Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a -- 14(c) and 15d -- 14(c)) on April 16, 2003 ("the Evaluation Date"), have concluded that, as of such date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities in connection with the Company's filing of its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls subsequent to the Evaluation Date through the date of this filing of Form 10-Q for the quarterly period ended March 31, 2003.

PART II.  OTHER INFORMATION

TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 1.  Legal Proceedings:

         None.

Item 2.  Change in Securities and Use of Proceeds:

         None.

Item 3.  Defaults Upon Senior Securities:

         None.

Item 4.  Submission of Matters to a Vote of Security Holders:

         None.

Item 5.  Other Information:

         LEADERSHIP PLANNING

         Dugald K. Campbell became President and Chief Executive Officer of the Company in December 1993, shortly after the Company was founded. At that time, Mr. Campbell conveyed to the Board of Directors his desire to lead the Company for the first decade of its growth. Accordingly, the Nominating and Governance Committee of the Board, in conjunction with Mr. Campbell, recently initiated a succession planning process that would ultimately result in the identification of Mr. Campbell's successor from both internal and external candidates. The timing of any change in leadership will be subject to the Company's ability to identify and retain a person having the requisite skills and experience necessary to lead the Company through the next stages of its evolution. It is the intention of the Company and Mr. Campbell that any change in leadership will take place in a planned and orderly manner and will be accomplished with Mr. Campbell's active participation throughout the transition.

Item 6.  Exhibits and Reports on Form 8-K:

         (b) During the quarter for which this report is filed, the Company filed the following Form 8-K Current Reports with the Securities and Exchange Commission:

              1. The Company's Current Report on Form 8-K dated February 14, 2003, under Item 5 (Commission File No. 1-12733).

              2. The Company's Current Report on Form 8-K dated February 14, 2003, under Item 9 (Commission File No. 1-12733).

              3. The Company's Current Report on Form 8-K dated March 24, 2003, under Item 5 (Commission File No. 1-12733).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TOWER AUTOMOTIVE, INC.

Date: May 9, 2003               By /s/ Ernest T. Thomas
                                   ---------------------------------------------
                                    Ernest T. Thomas
                                    Chief Financial Officer and Treasurer
                                    (principal accounting and financial officer)

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

Date: May 9, 2003

/s/ Dugald K. Campbell
-------------------------------------
Dugald K. Campbell
President and Chief Executive Officer

I, Ernest T. Thomas, certify that:

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

Date: May 9, 2003

/s/ Ernest T. Thomas
-------------------------------------
Ernest T. Thomas
Chief Financial Officer and Treasurer