Form 10-Q
period 2003-06-30
TOWER AUTOMOTIVE INC
filed 2003-08-12
CIK 925548

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

                        Yes [X]                  No [ ]

The number of shares outstanding of the Registrant's common stock, par value $.01 per share, at July 31, 2003 was 56,305,931 shares.

                             TOWER AUTOMOTIVE, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I            FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Condensed Consolidated Balance Sheets at June 30, 2003 (unaudited) and December 31, 2002

                  Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended June 30, 2003 and 2002

                  Condensed Consolidated Statements of Operations (unaudited) for the Six Months Ended June 30, 2003 and 2002

                  Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2003 and 2002

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

         Item 4.  Disclosure Controls and Procedures

PART II           OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 6.  Exhibits and Reports on Form 8-K

ITEM 1 - FINANCIAL INFORMATION

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                    June 30,      December 31,
                                                                      2003            2002
                                                                  -----------     ------------
                                                                  (unaudited)
                             Assets
Current assets:
    Cash and cash equivalents                                     $   205,283     $     13,699
    Accounts receivable                                               371,930          249,341
    Inventories                                                       113,193          133,074
    Deferred income taxes, net                                         16,163           20,634
    Prepaid tooling and other                                         152,650          100,433
                                                                  -----------     ------------
         Total current assets                                         859,219          517,181
                                                                  -----------     ------------

Property, plant and equipment, net                                  1,057,073        1,073,619
Investments in joint ventures                                         260,840          260,898
Deferred income taxes, net                                            117,477          105,699
Goodwill                                                              486,611          472,967
Other assets, net                                                     159,805          127,521
                                                                  -----------     ------------
                                                                  $ 2,941,025     $  2,557,885
                                                                  ===========     ============

            Liabilities and Stockholders' Investment

Current liabilities:
    Current maturities of long-term debt and capital lease
     obligations                                                  $    95,420     $    120,470
    Accounts payable                                                  572,041          417,727
    Accrued liabilities                                               273,543          284,450
                                                                  -----------     ------------
         Total current liabilities                                    941,004          822,647
                                                                  -----------     ------------

Long-term debt, net of current maturities                             757,883          535,220
Obligations under capital leases, net of current maturities            32,747           29,731
Convertible subordinated notes                                        199,984          199,984
Other noncurrent liabilities                                          226,984          199,477
                                                                  -----------     ------------
         Total noncurrent liabilities                               1,217,598          964,412
                                                                  -----------     ------------

Mandatorily redeemable trust convertible preferred securities         258,750          258,750

Stockholders' investment:
    Preferred stock                                                        --               --
    Common stock                                                          660              659
    Additional paid-in capital                                        684,919          683,072
    Retained deficit                                                  (48,025)         (57,174)
    Deferred compensation plans                                        (9,618)         (10,746)
    Accumulated other comprehensive loss                              (44,403)         (43,875)
    Treasury stock                                                    (59,860)         (59,860)
                                                                  -----------     ------------
         Total stockholders' investment                               523,673          512,076
                                                                  -----------     ------------
                                                                  $ 2,941,025     $  2,557,885
                                                                  ===========     ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                                          Three Months Ended June 30,
                                                          ---------------------------
                                                            2003              2002
                                                          ---------         ---------
Revenues                                                  $ 743,179         $ 750,872

Cost of sales                                               664,731           658,178
                                                          ---------         ---------

 Gross profit                                                78,448            92,694

Selling, general and administrative expenses                 39,135            37,367

Restructuring and asset impairment charge                    23,066                --
                                                          ---------         ---------

 Operating income                                            16,247            55,327

Interest expense, net                                        18,083            17,176

Other expense                                                    --             2,939
                                                          ---------         ---------

 Income (loss) before provision for income taxes,
  equity in earnings of joint ventures and minority
  interest                                                   (1,836)           35,212

Provision (benefit) for income taxes                           (625)           12,324
                                                          ---------         ---------

 Income (loss) before equity in earnings of joint
  ventures and minority interest                             (1,211)           22,888

Equity in earnings of joint ventures, net of tax              3,144             4,277

Minority interest, net of tax                                (4,356)           (4,274)
                                                          ---------         ---------

 Net income (loss)                                        $  (2,423)        $  22,891
                                                          =========         =========

Basic earnings (loss) per common share                    $   (0.04)        $    0.40
                                                          =========         =========

Weighted average number of basic shares outstanding          56,556            57,841
                                                          =========         =========

Diluted earnings (loss) per common share                  $   (0.04)        $    0.37
                                                          =========         =========

Weighted average number of diluted shares outstanding        56,556            74,130
                                                          =========         =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                                                     Six Months Ended June 30,
                                                                    ----------------------------
                                                                        2003            2002
                                                                    -----------      -----------
Revenues                                                            $ 1,475,757      $ 1,418,979

Cost of sales                                                         1,322,785        1,257,276
                                                                    -----------      -----------

 Gross profit                                                           152,972          161,703

Selling, general and administrative expenses                             73,811           70,362

Restructuring and asset impairment charge                                23,066           75,407
                                                                    -----------      -----------

 Operating income                                                        56,095           15,934

Interest expense, net                                                    34,852           35,207

Other income                                                                 --             (900)
                                                                    -----------      -----------

 Income (loss) before provision for income taxes, equity
  in earnings of joint ventures, minority interest and
  cumulative effect of accounting change                                 21,243          (18,373)

Provision (benefit) for income taxes                                      7,222           (6,432)
                                                                    -----------      -----------

 Income (loss) before equity in earnings of joint ventures,
  minority interest and cumulative effect of accounting change           14,021          (11,941)

Equity in earnings of joint ventures, net of tax                          3,788            8,662

Minority interest, net of tax                                            (8,660)          (8,347)
                                                                    -----------      -----------

 Income (loss) before cumulative effect of accounting change              9,149          (11,626)

Cumulative effect of change in accounting principle, net of tax              --         (112,786)
                                                                    -----------      -----------

 Net income (loss)                                                  $     9,149      $  (124,412)
                                                                    ===========      ===========

Basic earnings (loss) per common share:
 Income (loss) before cumulative effect of change in
   accounting principle                                             $      0.16      $     (0.22)
 Cumulative effect of change in accounting principle                         --            (2.13)
                                                                    -----------      -----------
   Net income (loss)                                                $      0.16      $     (2.35)
                                                                    ===========      ===========
Weighted average number of basic shares outstanding                      56,375           53,047
                                                                    ===========      ===========
Diluted earnings (loss) per common share:
 Income (loss) before cumulative effect of change in
   accounting principle                                             $      0.16      $     (0.22)
 Cumulative effect of change in accounting principle                         --            (2.13)
                                                                    -----------      -----------
   Net income (loss)                                                $      0.16      $     (2.35)
                                                                    ===========      ===========
Weighted average number of diluted shares outstanding                    56,632           53,047
                                                                    ===========      ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                   Six Months Ended June 30,
                                                                 ----------------------------
                                                                    2003             2002
                                                                 -----------      -----------
OPERATING ACTIVITIES:
   Net income (loss)                                             $     9,149      $  (124,412)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities -
      Cumulative effect of change in accounting principle                 --          112,786
      Restructuring and asset impairment charge                       23,066           75,407
      Customer recovery related to program cancellation               15,600               --
      Depreciation                                                    79,106           65,373
      Deferred income tax benefit                                     (1,808)         (15,090)
      Gain on sale of plant                                               --           (3,839)
      Equity in earnings of joint ventures, net                       (3,788)          (8,662)
      Change in working capital and other operating items             (8,249)         (82,255)
                                                                 -----------      -----------

     Net cash provided by operating activities                       113,076           19,308
                                                                 -----------      -----------

INVESTING ACTIVITIES:
   Capital expenditures, net                                         (98,726)         (69,042)
   Acquisitions, including joint ventures interests, earnout
    payments and dividends                                             3,506          (38,039)
   Proceeds from sale of fixed assets                                     --           50,313
                                                                 -----------      -----------

     Net cash used in investing activities                           (95,220)         (56,768)
                                                                 -----------      -----------

FINANCING ACTIVITIES:
   Proceeds from borrowings                                        1,487,428          986,256
   Repayment of debt                                              (1,314,182)      (1,166,819)
   Net proceeds from issuance of stock                                   482          224,903
                                                                 -----------      -----------

     Net cash provided by financing activities                       173,728           44,340
                                                                 -----------      -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                              191,584            6,880

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                13,699           21,767
                                                                 -----------      -----------

   End of period                                                 $   205,283      $    28,647
                                                                 ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid, net of amounts capitalized                     $    33,363      $    33,978
                                                                 ===========      ===========
   Income taxes paid (refunded)                                  $      (415)     $       553
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

     Revenues and operating results for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

     Certain prior year amounts were reclassified to conform to current year presentation.

2.   INVENTORIES

     Inventories are valued at the lower of first-in-first-out ("FIFO") cost or market, and consisted of the following (in thousands):

                                 JUNE 30,     DECEMBER 31,
                                   2003           2002
                                 --------     ------------
Raw materials                    $ 52,691     $     64,777
Work in process                    22,347           20,630
Finished goods                     38,155           47,667
                                 --------     ------------
                                 $113,193     $    133,074
                                 ========     ============

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

     EARNINGS PER SHARE:

     Basic earnings per share were computed by dividing net income by the weighted average number of common shares outstanding during the respective quarters. Diluted earnings per share for the three months ended June 30, 2002 were determined on the assumptions that the Edgewood notes, the Convertible Subordinated Notes and the Preferred Securities were converted at the beginning of the period. Diluted earnings per share for the six months ended June 30, 2003 were determined on the assumption that the Edgewood notes were converted at the beginning of the period. The Convertible Subordinated Notes and Preferred Securities, totaling approximately 16.2 million shares, were not included in the computation of earnings per share for the six months ended June 30, 2003, due to their anti-dilutive effect. None of the common stock equivalents totaling approximately 16.7 million shares and 16.3 million shares were included in the computation of earnings per share for the three months ended June 30, 2003 and the six months ended June 30, 2002, respectively due to their anti-dilutive effect (in thousands, except for per share data):

                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                         JUNE 30,                     JUNE 30,
                                                  ----------------------     -----------------------
                                                   2003           2002          2003         2002
                                                  -------      ---------     ---------     ---------
Net income (loss)                                 $(2,423)     $  22,891     $   9,149     $(124,412)
Interest expense on Convertible
 Subordinated notes, net of tax                        --          1,762            --            --
Dividends on Preferred Securities, net of tax          --          2,838            --            --
                                                  -------      ---------     ---------     ---------
Net income (loss) applicable to common
 stockholders -- diluted                          $(2,423)     $  27,491     $   9,149     $(124,412)
                                                  =======      =========     =========     =========
Weighted average number of common shares
 outstanding                                       56,556         57,841        56,375        53,047
Dilutive effect of outstanding stock options
 and warrants after application of the
 treasury stock method                                 --            119           246            --
Dilutive effect of Edgewood notes, assuming
 conversion                                            --             16            11            --
Dilutive effect of Convertible Subordinated
Notes, assuming conversion                             --          7,730            --            --
Dilutive effect of Preferred Securities,
 assuming conversion                                   --          8,424            --            --
                                                  -------      ---------     ---------     ---------
Weighted average number of diluted shares
 outstanding                                       56,556         74,130        56,632        53,047
                                                  =======      =========     =========     =========
Basic earnings (loss) per share                   $ (0.04)     $    0.40     $    0.16     $   (2.35)
                                                  =======      =========     =========     =========
Diluted earnings (loss) per share                 $ (0.04)     $    0.37     $    0.16     $   (2.35)
                                                  =======      =========     =========     =========

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

     The Company has three stock option plans: the 1994 Stock Option Plan, the Long Term Incentive Plan, and the Independent Director Stock Option Plan and three stock purchase plans: the Employee Stock Purchase Plan, the Key Leadership Deferred Income Stock Purchase Plan and the Director Deferred Income Stock Purchase Plan. Had compensation cost for these plans been determined as required under SFAS No. 123, "Accounting for Stock-Based Compensation," amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," the Company's pro forma net income (loss) and pro forma earnings (loss) per share would have been as follows (in thousands, except per share data):

                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                           JUNE 30,                  JUNE 30,
                                                    --------------------      ---------------------
                                                      2003        2002         2003         2002
                                                    -------      -------      ------      ---------
Net income (loss)
  As Reported                                       $(2,423)     $22,891      $9,149      $(124,412)
  Pro Forma                                         $(3,650)     $21,955      $6,458      $(126,373)
Basic earnings (loss) per share
  As Reported                                       $ (0.04)     $  0.40      $ 0.16      $   (2.35)
  Pro Forma                                         $ (0.06)     $  0.38      $ 0.11      $   (2.38)
Diluted earnings (loss) per share
  As Reported                                       $ (0.04)     $  0.37      $ 0.16      $   (2.35)
  Pro Forma                                         $ (0.06)     $  0.36      $ 0.11      $   (2.38)

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rates of 2.91 percent in 2003 and
     5.02 percent in 2002; expected life of seven years for 2003 and 2002; expected volatility of 58 percent for 2003 and 2002; and expected dividends of zero for 2003 and 2002.

4.   LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

                                           JUNE 30,   DECEMBER 31,
                                            2003         2002
                                          ---------   ------------
Revolving credit facility                 $  25,808   $    177,303
Term credit facility                        240,000        125,000
Senior Euro notes                           172,050        157,440
Senior notes (net of discount of $7,179)    250,821             --
Industrial development revenue bonds         43,765         43,765
Edgewood notes                                   --             50
Other foreign subsidiary indebtedness       113,166        123,518
Other                                            76         18,422
                                          ---------   ------------
                                            845,686        645,498
Less-current maturities                     (87,803)      (110,278)
                                          ---------   ------------
         Total long-term debt             $ 757,883   $    535,220
                                          =========   ============

     In June 2003, R. J. Tower Corporation (the "Issuer"), a wholly-owned subsidiary of the Company, completed a senior note offering with a face amount of $258 million and a 12 percent interest rate. The notes were discounted upon issuance to yield 12.5 percent payable semi-annually. The notes rank equally with all of the Company's other senior unsecured and unsubordinated debt and mature on June 1, 2013.

     In June 2003, the Company completed an amendment to its senior credit facility (the "Credit Agreement") to reduce the borrowing capacity of the facility and provide for amended financial covenants in order to enhance overall liquidity. The amendment reduced the former $725 million facility to a $600 million facility. The term portion of the facility increased from $125 million to $240 million, and the revolver portion decreased from $600 million to $360 million. The Company had previously amended, in June 2002, its prior credit agreement which voluntarily reduced its borrowing facility from $1.15 billion to $725 million. The amount available to borrow under the revolver portion of the credit facility is restricted by $44 million of permanent letters of credit, and until October 31, 2003, is also restricted by $200 million to provide flexibility for the Company to redeem its $200 million convertible subordinated notes (due August 1, 2004), in the event it elects to do so without refinancing the convertible notes in another manner. The Credit Agreement also includes a multi-currency borrowing feature that allows the Company to borrow up to $316 million in certain freely tradable offshore currencies, and letters of credit sublimits of $250 million. As of June 30, 2003, approximately $25.8 million of the outstanding revolver borrowings are denominated in Euro. Interest on the Credit Agreement is at the financial institutions' reference rate, LIBOR, or the Eurodollar rate plus a margin ranging from 100 to 325 basis points depending on the ratio of the consolidated funded debt for restricted subsidiaries of the Company to its total

     EBITDA. The weighted average interest rate for such borrowings was 5.8 percent for the six months ended June 30, 2003 (including the effect of the interest rate swap contract discussed below). The Credit Agreement has a final maturity of 2006.

     As a result of the permanent reductions of borrowing capacity under the June 2003 and June 2002 amendments, the Company recorded $0.4 million and $2.0 million non-cash charges during the second quarters of 2003 and 2002, respectively for the write-off of deferred financing costs associated with the credit facilities.

     The Credit Agreement requires the Company to meet certain financial tests, including but not limited to a minimum interest coverage and maximum leverage ratio. The Credit Agreement limits the Company's ability to pay dividends. As of June 30, 2003, the Company was in compliance with all debt covenants and anticipates achieving covenant compliance for the remainder of 2003.

     In July 2000, R. J. Tower Corporation (the "Issuer"), a wholly-owned subsidiary of the Company, issued Euro-denominated senior unsecured notes in the amount of (euro)150 million ($172.1 million at June 30, 2003) The notes bear interest at a rate of 9.25 percent, payable semi-annually. The notes rank equally with all of the Company's other senior unsecured and unsubordinated debt and mature on August 1, 2010.

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

     The Company has designated the swap as a cash flow hedge. Accordingly, gains and losses are recorded in accumulated other comprehensive income
     (loss), net of income taxes. As of June 30, 2003, there is $12.0 million (net of tax) recorded in accumulated other comprehensive loss related to the cash flow hedge. Derivative liabilities relating to the interest rate swap agreement totaling $19.2 million have been recorded in accrued liabilities in the condensed consolidated balance sheet as of June 30, 2003. The fair value of the interest rate swap agreement is based upon the difference between the contractual rates and the present value of the expected future cash flows on the hedged interest rate.

5.   ACCOUNTS RECEIVABLE SECURITIZATION

     At June 30, 2003, the Company had sold $112.0 million of net accounts receivable pursuant to its accounts receivable securitization program in exchange for $28.4 million of cash and retained a subordinated interest in the receivables sold of $83.6 million. The receivables sold represented amounts owed to the Company from customers as of May 31, 2003. The majority of such receivables were collected in June 2003 and as a result, the Company's retained interest in accounts receivable is not significant as of June 30, 2003 and is not presented separately from accounts receivable. As of June 30, 2003, the Company recorded a liability to the funding agent of $28.4 million, which represents receivables for which the Company has received collections from customers and is required to be submitted to the funding agent. Settlement of amounts due to the funding agent, as well as the cost of funding at an annual rate of approximately 2.57 percent, occurs during the month subsequent to the sale of the receivables.

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

     In conjunction with its acquisitions, the Company has established reserves for certain costs associated with facility shutdown and consolidation activities and for provisions for acquired loss contracts. A rollforward of these reserves is as follows (in millions):

                                           FACILITY
                                           SHUTDOWN        LOSS
                                             COSTS       CONTRACTS
                                           --------      ---------
Balance at December 31, 2002               $    4.5      $     6.1
Utilization                                    (0.2)          (1.6)
                                           --------      ---------
Balance at June 30, 2003                   $    4.3      $     4.5
                                           ========      =========

     As of June 30, 2003, all of the identified facilities have been shutdown, but the Company continues to incur costs related to maintenance, taxes and other costs related to buildings that are held for sale. The Company's acquisition reserves have been utilized as originally intended and management believes the liabilities recorded for shutdown and consolidation activities are adequate but not excessive as of June 30, 2003.

7.   INVESTMENTS IN JOINT VENTURES

     On September 21, 2000, the Company acquired a 17 percent equity interest in Yorozu Corporation ("Yorozu"), a supplier of suspension modules and structural parts to the Asian and North American automotive markets, from Nissan Motor Co. Ltd. ("Nissan"). On February 20, 2001, the Company exercised its option to increase its holdings in Yorozu by 13.8 percent through the purchase of additional Yorozu shares. Yorozu is based in Japan and is publicly traded on the first tier of the Tokyo Stock Exchange. Its principal customers include Nissan, Auto Alliance, General Motors, Ford, and Honda. The Company paid Nissan approximately $68 million over two and one half years for its 30.8 percent interest. As of June 30, 2003, the traded market value of shares held in Yorozu was $42.5 million and the Company's investment in Yorozu was $61.8 million, as compared with a traded market value of $22.4 million and investment in Yorozu of $60.4 million at the original dates of the investment. The Company has determined that the investment in Yorozu has not suffered an other than temporary decline in market value. This determination is based on the long-term strategic nature of the investment, which supported the Company's original investment decision, and the fact that the Company believes that there is a significant value premium associated with owning a large block of voting equity in a Japanese public company.

     The Company is a 40 percent partner in Metalsa S. de R.L. ("Metalsa") with Promotora de Empresas Zano, S.A. de C.V. ("Proeza"). Metalsa is the largest supplier of vehicle frames and structures in Mexico. In addition, the parties have entered into a technology sharing arrangement that enables both companies to utilize the latest available product and process technology. Metalsa is headquartered in Monterrey, Mexico and has manufacturing facilities in Monterrey and San Luis Potosi, Mexico and Roanoke, Virginia. Metalsa's customers include DaimlerChrysler, General Motors, Ford, and Nissan. In connection with the original agreement, the Company paid $120 million to Proeza, with an additional amount of up to $45 million payable based upon net earnings of Metalsa for the years 1998, 1999 and 2000. Based upon Metalsa's 1998 and 1999 net earnings, the Company paid Proeza $9.0 million and $7.9 million of additional consideration during 1999 and 2000, respectively. Based upon Metalsa's 2000 net earnings, the Company paid $9.7 million of additional consideration during 2002.

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

     Financial information by segment is as follows (in thousands):

                                              UNITED STATES/
                                                  CANADA        INTERNATIONAL       TOTAL
                                              --------------    -------------    ------------
THREE MONTHS ENDED JUNE 30, 2003:
   Revenues                                   $      531,502    $     211,677    $   743,179
   Operating income (loss)                            (4,535)          20,782         16,247
   Restructuring and asset impairment charge          23,066               --         23,066
   Total assets                                    2,102,583          838,442      2,941,025

THREE MONTHS ENDED JUNE 30, 2002:
   Revenues                                   $      581,593    $     169,279    $   750,872
   Operating income                                   40,728           14,599         55,327
   Total assets                                    1,699,956          800,202      2,500,158

SIX MONTHS ENDED JUNE 30, 2003:
   Revenues                                   $    1,063,564    $     412,193    $ 1,475,757
   Operating income                                   17,304           38,791         56,095
   Restructuring and asset impairment charge          23,066               --         23,066
   Total assets                                    2,102,583          838,442      2,941,025

SIX MONTHS ENDED JUNE 30, 2002:
   Revenues                                   $    1,097,989    $     320,990    $ 1,418,979
   Operating income (loss)                            (1,972)          17,906         15,934
   Restructuring and asset impairment charge          71,738            3,669         75,407
   Cumulative effect of change in accounting
    principle                                             --          112,786        112,786
   Total assets                                    1,699,956          800,202      2,500,158

     The change in the carrying amount of goodwill for the six months ended June 30, 2003, by operating segment, is as follows (in thousands):

                                              UNITED STATES/
                                                  CANADA        INTERNATIONAL       TOTAL
                                              --------------    -------------    ------------
Balance at December 31, 2002                  $      336,653    $     136,314    $    472,967
Currency translation adjustment                        1,525           12,119          13,644
                                              --------------    -------------    ------------
Balance at June 30, 2003                      $      338,178    $     148,433    $    486,611
                                              ==============    =============    ============

10.  RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

     MILWAUKEE RANGER (2003 PLAN):

     On May 27, 2003, the Company announced that it would transfer the production of high-volume frame assemblies for the Ford Ranger from its Milwaukee facility to its Bellevue I facility in Bellevue, Ohio. The relocation of the Milwaukee Ranger production line is expected to be completed by June 2004 and the Company expects to realize annual cash savings, related primarily to reduced labor costs, of approximately $10 million following the full completion of the move. As a result of the 2003 Plan, the Company recorded a $23.1 million pre-tax restructuring and asset impairment charge during the second quarter of 2003. This charge reflects estimated qualifying "exit costs" comprising cash charges of $2.8 million, pension and other post-retirement benefit plan curtailment costs of $7.7 million and non-cash asset impairment charges of $12.6 million. In connection with this activity, the Company expects to incur total restructuring charges of approximately $40 million as the costs are incurred in accordance with Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The expected additional charges of approximately $17 million beyond the $23.1 million recorded in the second quarter of 2003 are predominately related to additional severance costs to be recognized in future periods as the affected colleagues reach the end of their respective employment periods. The cost incurred to date as well as the cost expected to be incurred relating to the 2003 Plan are within the United States/Canada reportable segment. The 2003 Plan will result in a reduction of approximately 250 colleagues with the eliminations commencing in the fourth quarter of 2003. The estimated restructuring charge does not cover certain aspects of the 2003 Plan, including movement of equipment and colleague relocation and training. These costs will be recognized in future periods as incurred.

     The accrual for the 2003 Plan is included in accrued liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2003. The table below summarizes the accrued operational realignment and other charges related to the 2003 Plan through June 30, 2003 (in millions):

                                    ASSET         SEVERANCE AND
                                  IMPAIRMENT       OUTPLACEMENT      OTHER EXIT
                                    COSTS             COSTS             COSTS         TOTAL
                                  ----------      -------------      ----------      --------
Provision                         $     12.6      $         2.8      $      7.7      $   23.1
Cash usage                                --               (1.1)             --          (1.1)
Non-cash charges                       (12.6)                --            (7.7)        (20.3)
                                  ----------      -------------      ----------      --------
Balance at June 30, 2003          $       --      $         1.7      $        -      $    1.7
                                  ==========      =============      ==========      ========

     During the second quarter 2003, the Company charged $7.7 million of other exit costs from the 2003 Plan restructuring reserves for expected curtailment cost against the pension liability accrual.

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

     The accrual for the 2002 Plan is included in accrued liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2003. The table below summarizes the accrued operational realignment and other charges related to the 2002 Plan through June 30, 2003 (in millions):

                                  SEVERANCE AND
                                   OUTPLACEMENT      OTHER EXIT
                                      COSTS             COSTS         TOTAL
                                  -------------      ----------      --------
Balance at December 31, 2002      $         3.5      $      1.0      $    4.5
Cash usage                                 (1.7)           (1.0)         (2.7)
                                  -------------      ----------      --------
Balance at June 30, 2003          $         1.8      $       --      $    1.8
                                  =============      ==========      ========

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

     The accrual for the 2001 Plan is included in accrued liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2003. The table below summarizes the accrued operational realignment and other charges related to the 2001 Plan through June 30, 2003 (in millions):

                                  SEVERANCE AND
                                   OUTPLACEMENT      OTHER EXIT
                                      COSTS             COSTS         TOTAL
                                  -------------      ----------      --------
Balance at December 31, 2002      $         1.0      $      8.3      $    9.3
Cash usage                                 (1.0)           (3.2)         (4.2)
                                  -------------      ----------      --------
Balance at June 30, 2003          $          --      $      5.1      $    5.1
                                  =============      ==========      ========

     The remaining other exit costs relate primarily to the present value of operating lease payments that the Company is obligated to pay through 2010.

11.  COMPREHENSIVE INCOME (LOSS)

     The following table presents comprehensive income (loss) for the three months and the six months ended June 30, 2003 and 2002, respectively (in thousands):

                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                          JUNE 30,                     JUNE 30,
                                 ------------------------      ------------------------
                                   2003           2002           2003            2002
                                 ---------      ---------      ---------      ---------
Net income (loss)                $  (2,423)     $  22,891      $   9,149      $(124,412)
Change in cumulative
 translation adjustment              7,772         19,153         10,145         18,584
Unrealized gain (loss) on
 qualifying cash flow hedges           301         (2,608)           812         (1,180)
Minimum pension liability          (11,485)            --        (11,485)            --
                                 ---------      ---------      ---------      ---------
Comprehensive income (loss)      $  (5,835)     $  39,436      $   8,621      $(107,008)
                                 =========      =========      =========      =========

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

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than when a company commits to an exit plan as was previously required. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The new standard resulted in the Company recognizing liabilities related to certain restructuring activities at the time the liability is incurred rather than the past method of recognizing the liability upon the announcement of the plan and communication to colleagues.

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

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No 149 is generally effective for contracts entered into or modified after June 30, 2003. The Company does not believe that the adoption of SFAS No. 149 will have a material impact on its results of operations or financial condition.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement requires that certain financial instruments previously accounted for as equity under previous guidance be classified as liabilities in statements of financial position. Such financial instruments include (i) mandatorily redeemable shares that the issuer is obligated to buy back in exchange for cash or other assets, (ii) instruments, including put options and forward purchase contracts, that require the issuer to buy back some of its shares in exchange for cash or other assets and (iii) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer's shares. SFAS No. 150 will become effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe the adoption of SFAS No. 150 will have a material impact on its results of operations or financial condition.

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

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of certain variable interest entities that are currently not consolidated. FIN 46 is effective for variable interests created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities in which the Company holds a variable interest that it acquired before February 1, 2003, the Interpretation applies on July 1, 2003. The Company has determined that, under FIN 46, the trust which issued its mandatorily redeemable convertible preferred securities will no longer be consolidated by the Company. As a result, the Company will modify its presentation of the securities by recording an amount due to the trust of $258.8 million as debt, and recording interest expense on the related obligation (previously recorded as minority interest, net of tax). The Company also has a synthetic lease contract relating to its Lansing, Michigan facility and is currently analyzing the impact of FIN 46 on this lease.

13.  CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

     The following consolidating financial information presents balance sheets, statements of operations and cash flow information related to the Company's business. Each Guarantor, as defined, is a direct or indirect wholly-owned subsidiary of the Company and has fully and unconditionally guaranteed the
     9.25 percent senior unsecured Euro notes issued by R. J. Tower Corporation in 2000 and the 12 percent senior unsecured notes issued by R.J. Tower Corporation in 2003, on a joint and several basis. Tower Automotive, Inc. (the parent company) has also fully and unconditionally guaranteed the notes and is reflected as the Parent Guarantor in the consolidating financial information. The Non-Guarantor Restricted Companies are the Company's foreign subsidiaries except for Seojin Industrial Company Limited, which is reflected as the Non-Guarantor Unrestricted Company in the consolidating financial information. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material to investors.

TOWER AUTOMOTIVE INC.
CONSOLIDATING BALANCE SHEETS AT JUNE 30, 2003
(AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                                  NON-GUARANTOR
                                             R. J. TOWER    PARENT    GUARANTOR    RESTRICTED
                                             CORPORATION  GUARANTOR   COMPANIES     COMPANIES
                                             -----------  ---------  -----------  -------------
                ASSETS
Current assets:
   Cash and cash equivalents                 $        --  $      --  $   174,445  $      28,650
   Accounts receivable                                --         --      254,972        100,192
   Inventories                                        --         --       59,720         40,096
   Deferred income taxes, net                         --         --       12,255          3,908
   Prepaid tooling and other                          --         --      106,585         35,374
                                             -----------  ---------  -----------  -------------
        Total current assets                          --         --      607,977        208,220
                                             -----------  ---------  -----------  -------------

Property, plant and equipment, net                    --         --      703,176        231,770
Investments in joint ventures                    260,496         --           --            344
Investment in subsidiaries                       688,336    523,673           --             --
Deferred income taxes, net                            --     21,716       83,169          3,873
Goodwill                                              --         --      328,431        158,180
Other assets, net                                 14,967      7,752       74,886         32,027
                                             -----------  ---------  -----------  -------------
                                             $   963,799  $ 553,141  $ 1,797,639  $     634,414
                                             ===========  =========  ===========  =============

 LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities:
   Current maturities of long-term
        debt and capital lease obligations   $        --  $      --  $       539  $      19,860
   Accounts payable                                   --         --      418,394        109,853
   Accrued liabilities                             8,868      4,166      165,350         86,345
                                             -----------  ---------  -----------  -------------
        Total current liabilities                  8,868      4,166      584,283        216,058
                                             -----------  ---------  -----------  -------------

Long-term debt, net of current maturities        662,897         --       43,765         45,680
Obligations under capital
  leases, net of current maturities                   --         --          115         19,568
Convertible subordinated notes                        --    199,984           --             --
Due to/(from) affiliates                        (281,050)  (440,591)     685,463         20,407
Other noncurrent liabilities                          --      7,159      170,536         39,554
                                             -----------  ---------  -----------  -------------
        Total noncurrent liabilities             381,847   (233,448)     899,879        125,209
                                             -----------  ---------  -----------  -------------

Manditorily redeemable trust
     convertible preferred securities                 --    258,750           --             --

Stockholders' investment                         573,084    523,673      313,477        293,147
                                             -----------  ---------  -----------  -------------
                                             $   963,799  $ 553,141  $ 1,797,639  $     634,414
                                             ===========  =========  ===========  =============

                                             NON-GUARANTOR
                                             UNRESTRICTED
                                              COMPANIES     ELIMINATIONS  CONSOLIDATED
                                             -------------  ------------  ------------
                ASSETS
Current assets:
   Cash and cash equivalents                 $       2,188  $         --  $    205,283
   Accounts receivable                              16,766            --       371,930
   Inventories                                      13,377            --       113,193
   Deferred income taxes, net                           --            --        16,163
   Prepaid tooling and other                        10,691            --       152,650
                                             -------------  ------------  ------------
         Total current assets                       43,022            --       859,219
                                             -------------  ------------  ------------

Property, plant and equipment, net                 122,127            --     1,057,073
Investments in joint ventures                           --            --       260,840
Investment in subsidiaries                              --    (1,212,009)           --
Deferred income taxes, net                           8,719            --       117,477
Goodwill                                                --            --       486,611
Other assets, net                                   30,173            --       159,805
                                             -------------  ------------  ------------
                                             $     204,041  $ (1,212,009) $  2,941,025
                                             =============  ============  ============

 LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities:
   Current maturities of long-term
        debt and capital lease obligations   $      75,021  $         --  $     95,420
   Accounts payable                                 43,794            --       572,041
   Accrued liabilities                               8,814            --       273,543
                                             -------------  ------------  ------------
        Total current liabilities                  127,629            --       941,004
                                             -------------  ------------  ------------

Long-term debt, net of current maturities            5,541            --       757,883
Obligations under capital
  leases, net of current maturities                 13,064            --        32,747
Convertible subordinated notes                          --            --       199,984
Due to/(from) affiliates                            15,771            --            --
Other noncurrent liabilities                         9,735            --       226,984
                                             -------------  ------------  ------------
        Total noncurrent liabilities                44,111            --     1,217,598
                                             -------------  ------------  ------------

Manditorily redeemable trust
     convertible preferred securities                   --            --       258,750

Stockholders' investment                            32,301    (1,212,009)      523,673
                                             -------------  ------------  ------------
                                             $     204,041  $ (1,212,009) $  2,941,025
                                             =============  ============  ============

TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                                  NON-GUARANTOR
                                             R. J. TOWER    PARENT    GUARANTOR    RESTRICTED
                                             CORPORATION  GUARANTOR   COMPANIES     COMPANIES
                                             -----------  ---------  -----------  -------------
Revenues                                     $        --  $      --  $   491,019  $     173,271

Cost of sales                                         --         --      446,051        146,695
                                             -----------  ---------  -----------  -------------

          Gross profit                                --         --       44,968         26,576

Selling, general and administrative expenses          --         --       28,286          9,305

Restructuring and asset impairment charge             --         --       22,832            234
                                             -----------  ---------  -----------  -------------

          Operating income (loss)                     --         --       (6,150)        17,037

Interest expense, net                             11,299      6,866       (3,098)         1,097
                                             -----------  ---------  -----------  -------------

          Income (loss) before provision
            for income taxes, equity in
            earnings of joint ventures and
            minority interest                    (11,299)    (6,866)      (3,052)        15,940

Provision (benefit) for income taxes              (3,844)    (2,334)      (1,038)         5,421
                                             -----------  ---------  -----------  -------------

          Income (loss) before equity in
            earnings of joint ventures and
            minority interest                     (7,455)    (4,532)      (2,014)        10,519

Equity earnings in joint ventures
   and subsidiaries, net                          12,446      4,991           --             --

Minority interest, net                                --     (2,882)          --         (1,474)
                                             -----------  ---------  -----------  -------------

          Net income (loss)                  $     4,991  $  (2,423) $    (2,014) $       9,045
                                             ===========  =========  ===========  =============

                                             NON-GUARANTOR
                                             UNRESTRICTED
                                              COMPANIES     ELIMINATIONS  CONSOLIDATED
                                             -------------  ------------  ------------
Revenues                                     $      78,889  $         --  $    743,179

Cost of sales                                       71,985            --       664,731
                                             -------------  ------------  ------------

          Gross profit                               6,904            --        78,448

Selling, general and administrative expenses         1,544            --        39,135

Restructuring and asset impairment charge               --            --        23,066
                                             -------------  ------------  ------------

          Operating income (loss)                    5,360            --        16,247

Interest expense, net                                1,919            --        18,083
                                             -------------  ------------  ------------

          Income (loss) before provision
            for income taxes, equity in
            earnings of joint ventures and
            minority interest                        3,441            --        (1,836)

Provision (benefit) for income taxes                 1,170            --          (625)
                                             -------------  ------------  ------------

          Income (loss) before equity in
            earnings of joint ventures and
            minority interest                        2,271            --        (1,211)

Equity earnings in joint ventures
   and subsidiaries, net                                --       (14,293)        3,144

Minority interest, net                                  --            --        (4,356)
                                             -------------  ------------  ------------

          Net income (loss)                  $       2,271  $    (14,293) $     (2,423)
                                             =============  ============  ============

TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                                  NON-GUARANTOR
                                             R. J. TOWER    PARENT    GUARANTOR    RESTRICTED
                                             CORPORATION  GUARANTOR   COMPANIES     COMPANIES
                                             -----------  ---------  -----------  -------------
Revenues                                     $        --  $      --  $   991,782  $     328,096

Cost of sales                                         --         --      903,030        277,749
                                             -----------  ---------  -----------  -------------

          Gross profit                                --         --       88,752         50,347

Selling, general and administrative expenses          --         --       52,531         18,197

Restructuring and asset impairment charge             --         --       22,832            234
                                             -----------  ---------  -----------  -------------

          Operating income                            --         --       13,389         31,916

Interest expense, net                             23,325     13,732       (8,499)         2,518
                                             -----------  ---------  -----------  -------------

          Income (loss) before provision
            for income taxes, equity in
            earnings of joint ventures and
            minority interest                    (23,325)   (13,732)      21,888         29,398

Provision (benefit) for income taxes              (7,932)    (4,669)       7,442          9,996
                                             -----------  ---------  -----------  -------------

          Income (loss) before equity in
            earnings of joint ventures and
            minority interest                    (15,393)    (9,063)      14,446         19,402

Equity earnings in joint ventures and
   subsidiaries, net                              39,369     23,976           --             --

Minority interest, net                                --     (5,764)          --         (2,896)
                                             -----------  ---------  -----------  -------------

          Net income                         $    23,976  $   9,149  $    14,446  $      16,506
                                             ===========  =========  ===========  =============

                                             NON-GUARANTOR
                                             UNRESTRICTED
                                              COMPANIES     ELIMINATIONS  CONSOLIDATED
                                             -------------  ------------  ------------
Revenues                                     $     155,879  $         --  $  1,475,757

Cost of sales                                      142,006            --     1,322,785
                                             -------------  ------------  ------------

          Gross profit                              13,873            --       152,972

Selling, general and administrative expenses         3,083            --        73,811

Restructuring and asset impairment charge               --            --        23,066
                                             -------------  ------------  ------------

          Operating income                          10,790            --        56,095

Interest expense, net                                3,776            --        34,852
                                             -------------  ------------  ------------

          Income (loss) before provision
            for income taxes, equity in
            earnings of joint ventures and
            minority interest                        7,014            --        21,243

Provision (benefit) for income taxes                 2,385            --         7,222
                                             -------------  ------------  ------------

          Income (loss) before equity in
            earnings of joint ventures and
            minority interest                        4,629            --        14,021

Equity earnings in joint ventures and
   subsidiaries, net                                    --       (59,557)        3,788

Minority interest, net                                  --            --        (8,660)
                                             -------------  ------------  ------------

          Net income                         $       4,629  $    (59,557) $      9,149
                                             =============  ============  ============

TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2003 (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                                  NON-GUARANTOR
                                             R. J. TOWER    PARENT    GUARANTOR    RESTRICTED
                                             CORPORATION  GUARANTOR   COMPANIES     COMPANIES
                                             -----------  ---------  -----------  -------------
OPERATING ACTIVITIES:
Net income                                   $    23,976  $   9,149  $    14,446  $      16,506
Adjustments required to reconcile net
  income to net cash provided by (used
  in) operating activities
          Restructuring and asset
                 impairment charge                    --         --       22,832            234
          Customer recovery related to
                 program cancellation                 --         --       15,600             --
          Depreciation                                --         --       52,299         22,821
          Deferred income tax provision
                 (benefit)                            --         --        2,394         (4,581)
          Equity in earnings of joint
                 ventures, net                    (3,788)        --           --             --
          Changes in working capital and
                 other operating items           (31,323)    (2,970)     (15,895)        19,407
                                             -----------  ---------  -----------  -------------
          Net cash provided by (used in)
                 operating activities            (11,135)     6,179       91,676         54,387
                                             -----------  ---------  -----------  -------------

INVESTING ACTIVITIES:
Capital expenditures, net                             --         --      (76,435)       (13,791)
Acquisitions and other, net                     (192,252)    (6,661)     163,205             --
                                             -----------  ---------  -----------  -------------
          Net cash provided by (used in)
                 investing activities           (192,252)    (6,661)      86,770        (13,791)
                                             -----------  ---------  -----------  -------------

FINANCING ACTIVITIES:
Proceeds from borrowings                       1,451,296         --          896         34,377
Repayment of debt                             (1,247,909)        --       (4,897)       (55,514)
Net proceeds from issuance of stock                   --        482           --             --
                                             -----------  ---------  -----------  -------------
          Net cash provided by (used for)
                 financing activities            203,387        482       (4,001)       (21,137)
                                             -----------  ---------  -----------  -------------

NET CHANGE IN CASH AND CASH
   EQUIVALENTS                                        --         --      174,445         19,459
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                --         --           --          9,191
                                             -----------  ---------  -----------  -------------
CASH AND CASH EQUIVALENTS, END
   OF PERIOD                                 $        --  $      --  $   174,445  $      28,650
                                             ===========  =========  ===========  =============

                                             NON-GUARANTOR
                                             UNRESTRICTED
                                              COMPANIES     ELIMINATIONS  CONSOLIDATED
                                             -------------  ------------  ------------
OPERATING ACTIVITIES:
Net income                                   $       4,629  $    (59,557) $      9,149
Adjustments required to reconcile net
  income to net cash provided by (used
  in) operating activities
          Restructuring and asset
                 impairment charge                      --            --        23,066
          Customer recovery related to
                 program cancellation                   --            --        15,600
          Depreciation                               3,986            --        79,106
          Deferred income tax provision
                 (benefit)                             379            --        (1,808)
          Equity in earnings of joint
                 ventures, net                          --            --        (3,788)
          Changes in working capital and
                 other operating items               2,189        20,343        (8,249)
                                             -------------  ------------  ------------
          Net cash provided by (used in)
                 operating activities               11,183       (39,214)      113,076
                                             -------------  ------------  ------------

INVESTING ACTIVITIES:
Capital expenditures, net                           (8,500)           --       (98,726)
Acquisitions and other, net                             --        39,214         3,506
                                             -------------  ------------  ------------
          Net cash provided by (used in)
                 investing activities               (8,500)       39,214       (95,220)
                                             -------------  ------------  ------------

FINANCING ACTIVITIES:
Proceeds from borrowings                               859            --     1,487,428
Repayment of debt                                   (5,862)           --    (1,314,182)
Net proceeds from issuance of stock                     --            --           482
                                             -------------  ------------  ------------
          Net cash provided by (used for)
                 financing activities               (5,003)           --       173,728
                                             -------------  ------------  ------------

NET CHANGE IN CASH AND CASH
   EQUIVALENTS                                      (2,320)           --       191,584
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                               4,508            --        13,699
                                             -------------  ------------  ------------
CASH AND CASH EQUIVALENTS, END
   OF PERIOD                                 $       2,188  $         --  $    205,283
                                             =============  ============  ============

TOWER AUTOMOTIVE INC.
CONSOLIDATING BALANCE SHEETS AT DECEMBER 31, 2002
(AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                                 NON-GUARANTOR
                                          R. J. TOWER    PARENT     GUARANTOR     RESTRICTED
                                          CORPORATION   GUARANTOR   COMPANIES     COMPANIES
                                          -----------   ---------   ----------   -------------
                ASSETS

Current assets:
     Cash and cash equivalents            $         -   $       -   $        -   $       9,191
     Accounts receivable                            -           -      151,774          84,224
     Inventories                                    -           -       82,765          40,051
     Deferred income taxes, net                     -           -       12,255           8,379
     Prepaid tooling and other                      -           -       55,453          41,699
                                          -----------   ---------   ----------   -------------
         Total current assets                       -           -      302,247         183,544
                                          -----------   ---------   ----------   -------------

Property, plant and equipment, net                  -           -      709,127         217,503
Investments in joint ventures                 260,898           -            -               -
Investment in subsidiaries                    404,864     512,076            -               -
Deferred income taxes, net                          -           -       99,313          (2,712)
Goodwill                                            -           -      328,308         144,659
Other assets, net                               1,501      27,144       60,839          27,690
                                          -----------   ---------   ----------   -------------
                                          $   667,263   $ 539,220   $1,499,834   $     570,684
                                          ===========   =========   ==========   =============

LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities:
     Current maturities of long-term
         debt and capital lease
         obligations                      $     8,352   $       -   $    4,274   $      18,932
     Accounts payable                               -           -      285,585          91,803
     Accrued liabilities                        6,963       5,889      183,876          80,703
                                          -----------   ---------   ----------   -------------
         Total current liabilities             15,315       5,889      473,735         191,438
                                          -----------   ---------   ----------   -------------

Long-term debt, net of current
     maturities                               428,651           -       43,765          51,398
Obligations under capital leases, net of
     current maturities                             -           -          370          21,050
Convertible subordinated notes                      -     199,984            -               -
Due to/(from) affiliates                     (337,294)   (443,582)     757,808          21,905
Other noncurrent liabilities                        -       6,103      157,230          21,993
                                          -----------   ---------   ----------   -------------
         Total noncurrent liabilities          91,357    (237,495)     959,173         116,346
                                          -----------   ---------   ----------   -------------

Manditorily redeemable trust
     convertible preferred securities               -     258,750            -               -

Stockholders' investment                      560,591     512,076       66,926         262,900
                                          -----------   ---------   ----------   -------------
                                          $   667,263   $ 539,220   $1,499,834   $     570,684
                                          ===========   =========   ==========   =============

                                            NON-GUARANTOR
                                            UNRESTRICTED
                                              COMPANIES     ELIMINATIONS    CONSOLIDATED
                                            -------------   ------------    ------------
                ASSETS

Current assets:
     Cash and cash equivalents                $  4,508      $       -       $     13,699
     Accounts receivable                        13,343              -            249,341
     Inventories                                10,258              -            133,074
     Deferred income taxes, net                      -              -             20,634
     Prepaid tooling and other                   3,281              -            100,433
                                            ----------      ---------       ------------
         Total current assets                   31,390              -            517,181
                                            ----------      ---------       ------------

Property, plant and equipment, net             146,989              -          1,073,619
Investments in joint ventures                        -              -            260,898
Investment in subsidiaries                           -       (916,940)                 -
Deferred income taxes, net                       9,098              -            105,699
Goodwill                                             -              -            472,967
Other assets, net                               10,347              -            127,521
                                            ----------      ---------       ------------
                                              $197,824      $(916,940)      $  2,557,885
                                            ==========      =========       ============

LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities:
     Current maturities of long-term
         debt and capital lease
         obligations                          $ 88,912      $       -       $    120,470
     Accounts payable                           40,339              -            417,727
     Accrued liabilities                         7,019              -            284,450
                                            ----------      ---------       ------------
         Total current liabilities             136,270              -            822,647
                                            ----------      ---------       ------------

Long-term debt, net of current
     maturities                                 11,406              -            535,220
Obligations under capital leases, net of
     current maturities                          8,311              -             29,731
Convertible subordinated notes                       -              -            199,984
Due to/(from) affiliates                         1,163              -                  -
Other noncurrent liabilities                    14,151              -            199,477
                                            ----------      ---------       ------------
         Total noncurrent liabilities           35,031              -            964,412
                                            ----------      ---------       ------------

Manditorily redeemable trust
     convertible preferred securities                -              -            258,750

Stockholders' investment                        26,523       (916,940)           512,076
                                            ----------      ---------       ------------
                                              $197,824      $(916,940)      $  2,557,885
                                            ==========      =========       ============

TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                                NON-GUARANTOR
                                        R. J. TOWER    PARENT      GUARANTOR      RESTRICTED
                                        CORPORATION   GUARANTOR    COMPANIES      COMPANIES
Revenues                               $          -    $     -     $  536,617    $  150,051

Cost of sales                                     -          -        473,481       128,189
                                       ------------    -------     ----------    ----------

   Gross profit                                   -          -         63,136        21,862

Selling,  general and administrative
   expenses                                       -          -         27,652         8,054
                                       ------------    -------     ----------    ----------

   Operating income                               -          -         35,484        13,808

Interest expense, net                        13,562      2,823         (1,838)        1,024

Other expense                                 1,993          -            946             -
                                       ------------    -------     ----------    ----------
   Income (loss) before provision
     for income taxes, equity in
     earnings of joint ventures and
     minority interest                      (15,555)    (2,823)        36,376        12,784

Provision (benefit) for income taxes         (5,444)      (988)        12,735         4,720
                                       ------------    -------     ----------    ----------

   Income (loss) before equity in
     earnings of joint ventures and
     minority interest                      (10,111)    (1,835)        23,641         8,064

Equity earnings in joint ventures
   and subsidiaries, net                     37,676     27,565              -             -

Minority interest, net                            -     (2,839)             -          (733)
                                       ------------    -------     ----------    ----------

   Net income (loss)                   $     27,565    $22,891     $   23,641    $    7,331
                                       ============    =======     ==========    ==========

                                            NON-GUARANTOR
                                            UNRESTRICTED
                                             COMPANIES       ELIMINATIONS     CONSOLIDATED
Revenues                                     $   64,204       $      -        $   750,872

Cost of sales                                    56,508              -            658,178
                                             ----------       --------        -----------

   Gross profit                                   7,696              -             92,694

Selling,  general and administrative
   expenses                                       1,661              -             37,367
                                             ----------       --------        -----------

   Operating income                               6,035              -             55,327

Interest expense, net                             1,605              -             17,176

Other expense                                         -              -              2,939
                                             ----------       --------        -----------
   Income (loss) before provision
     for income taxes, equity in
     earnings of joint ventures and
     minority interest                            4,430              -             35,212

Provision (benefit) for income taxes              1,301              -             12,324
                                             ----------       --------        -----------

   Income (loss) before equity in
     earnings of joint ventures and
     minority interest                            3,129              -             22,888

Equity earnings in joint ventures
   and subsidiaries, net                              -        (60,964)             4,277

Minority interest, net                             (702)             -             (4,274)
                                             ----------       --------        -----------

   Net income (loss)                         $    2,427       $(60,964)       $    22,891
                                             ==========       ========        ===========

TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                                 NON-GUARANTOR
                                       R. J. TOWER     PARENT        GUARANTOR    RESTRICTED
                                       CORPORATION    GUARANTOR      COMPANIES     COMPANIES
                                       -----------    ---------     ----------   -------------
Revenues                               $          -   $        -   $ 1,015,821   $     277,836

Cost of sales                                     -            -       908,167         234,787
                                       ------------   ----------   -----------   -------------

   Gross profit                                   -            -       107,654          43,049

Selling,  general and administrative
   expenses                                       -            -        49,113          14,830

Restructuring and asset impairment
   charge                                         -            -        71,757           3,650
                                       ------------   ----------   -----------   -------------

   Operating income (loss)                        -            -       (13,216)         24,569

Interest expense, net                        25,474        5,644        (1,418)          1,835

Other income                                  1,993            -           946               -

Gain on sale of plant                             -            -             -               -
                                       ------------   ----------   -----------   -------------
   Income (loss) before provision
     for income taxes, equity in
     earnings of joint ventures and
     minority interest                      (27,467)      (5,644)      (12,744)         22,734

Provision (benefit) for income taxes         (9,613)      (1,975)       (4,459)          7,954
                                       ------------   ----------   -----------   -------------

   Income (loss) before equity in
     earnings of joint ventures and
     minority interest                      (17,854)      (3,669)       (8,285)         14,780

Equity earnings in joint ventures
   and subsidiaries, net                    (97,212)    (115,066)            -               -

Minority interest, net                            -       (5,677)            -          (1,968)
                                       ------------   ----------   -----------   -------------

   Income (loss) before cumulative
   effect of change in accounting
   principle                               (115,066)    (124,412)       (8,285)         12,812

Cumulative effect of change in
   accounting principle, net                      -            -             -         (83,108)
                                       ------------   ----------   -----------   -------------

   Net income (loss)                   $   (115,066)  $ (124,412)  $    (8,285)  $     (70,296)
                                       ============   ==========   ===========   =============

                                          NON-GUARANTOR
                                          UNRESTRICTED
                                            COMPANIES       ELIMINATIONS   CONSOLIDATED
                                          -------------     ------------   ------------
Revenues                                  $  125,322         $        -    $  1,418,979

Cost of sales                                114,322                  -       1,257,276
                                          ----------         ----------    -------------

   Gross profit                               11,000                  -         161,703

Selling,  general and administrative
   expenses                                    6,419                  -          70,362

Restructuring and asset impairment
   charge                                          -                  -          75,407
                                          ----------         ----------    ------------

   Operating income (loss)                     4,581                  -          15,934

Interest expense, net                          3,672                  -          35,207

Other income                                  (3,839)                 -            (900)
                                          ----------         ----------    ------------
   Income (loss) before provision
     for income taxes, equity in
     earnings of joint ventures and
     minority interest                         4,748                  -         (18,373)

Provision (benefit) for income taxes           1,661                  -          (6,432)
                                          ----------         ----------    ------------

   Income (loss) before equity in
     earnings of joint ventures and
     minority interest                         3,087                  -         (11,941)

Equity earnings in joint ventures
   and subsidiaries, net                           -            220,940           8,662

Minority interest, net                          (702)                 -          (8,347)
                                          ----------         ----------    ------------

   Income (loss) before cumulative
     effect of change in accounting
     principle                                 2,385            220,940         (11,626)

Cumulative effect of change in
   accounting principle, net                 (29,678)                 -        (112,786)
                                          ----------         ----------    ------------

   Net income (loss)                      $  (27,293)        $  220,940    $   (124,412)
                                          ==========         ==========    ============

TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2002 (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                                        NON-GUARANTOR
                                            R. J. TOWER       PARENT       GUARANTOR     RESTRICTED
                                            CORPORATION      GUARANTOR     COMPANIES      COMPANIES
                                            ------------     ---------     ---------    -------------
OPERATING ACTIVITIES:
Net income (loss)                           $   (115,066)   $  (124,412)   $  (8,285)     $ (70,296)
Adjustments required to reconcile net
  income (loss) to net cash provided by (used
  in) operating activities
           Cumulative effect of change
             in accounting principle                   -              -            -         83,108
           Restructuring and asset
             impairment charge                         -              -       71,757          3,650
           Depreciation                                -              -       49,173         16,200
           Deferred income tax provision
             (benefit)                                 -              -      (16,434)         1,344
           Gain on sale of plant                       -              -            -              -
           Equity in earnings of joint
             ventures, net                        (8,662)             -            -              -
           Changes in working capital and
             other operating items               266,917          5,011     (275,694)        20,219
                                            ------------    -----------    ---------      ---------
           Net cash provided by (used
             in) operating activities            143,189       (119,401)    (179,483)        54,225
                                            ------------    -----------    ---------      ---------

INVESTING ACTIVITIES:
Capital expenditures, net                              -              -      (15,281)       (34,385)
Acquisitions and other, net                       36,305       (105,502)     147,577              -
Proceeds from sale of fixed assets                     -              -       50,313              -
                                            ------------    -----------    ---------      ---------
           Net cash provided by (used
             in) investing activities             36,305       (105,502)     182,609        (34,385)
                                            ------------    -----------    ---------      ---------

FINANCING ACTIVITIES:
Proceeds from borrowings                         899,858              -           90         72,476
Repayment of debt                             (1,081,745)             -       (2,395)       (82,679)
Net proceeds from issuance of stock                    -        224,903            -              -
                                            ------------    -----------    ---------      ---------
           Net cash provided by (used
             for) financing activities          (181,887)       224,903       (2,305)       (10,203)
                                            ------------    -----------    ---------      ---------

NET CHANGE IN CASH AND CASH
  EQUIVALENTS                                     (2,393)             -          821          9,637
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                              2,393              -           51         15,146
                                            ------------    -----------    ---------      ---------
CASH AND CASH EQUIVALENTS, END
  OF PERIOD                                 $          -    $         -    $     872      $  24,783
                                            ============    ===========    =========      =========

                                               NON-GUARANTOR
                                               UNRESTRICTED
                                                 COMPANIES          ELIMINATIONS    CONSOLIDATED
                                               -------------        ------------    -----------
OPERATING ACTIVITIES:
Net income                                     $     (27,293)         $ 220,940     $  (124,412)
Adjustments required to reconcile net
  income to net cash provided by (used
  in) operating activities
           Cumulative effect of change
             in accounting principle                  29,678                  -         112,786
           Restructuring and asset
             impairment charge                             -                  -          75,407
           Depreciation                                    -                  -          65,373
           Deferred income tax provision
             (benefit)                                     -                  -         (15,090)
           Gain on sale of plant                      (3,839)                 -          (3,839)
           Equity in earnings of joint
             ventures, net                                 -                  -          (8,662)
           Changes in working capital and
             other operating items                     1,809           (100,517)        (82,255)
                                               -------------          ---------     -----------
           Net cash provided by (used
             in) operating activities                    355            120,423          19,308
                                               -------------          ---------     -----------

INVESTING ACTIVITIES:
Capital expenditures, net                            (19,376)                 -         (69,042)
Acquisitions and other, net                            4,004           (120,423)        (38,039)
Proceeds from sale of fixed assets                         -                  -          50,313
                                               -------------          ---------     -----------
           Net cash provided by (used
             in) investing activities                (15,372)          (120,423)        (56,768)
                                               -------------          ---------     -----------

FINANCING ACTIVITIES:
Proceeds from borrowings                              13,832                  -         986,256
Repayment of debt                                          -                  -      (1,166,819)
Net proceeds from issuance of stock                        -                  -         224,903
                                               -------------          ---------     -----------
           Net cash provided by (used
             for) financing activities                13,832                  -          44,340
                                               -------------          ---------     -----------

NET CHANGE IN CASH AND CASH
  EQUIVALENTS                                         (1,185)                 -           6,880
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                  4,177                  -          21,767
                                               -------------          ---------     -----------
CASH AND CASH EQUIVALENTS, END
  OF PERIOD                                    $       2,992          $       -     $    28,647
                                               =============          =========     ===========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2003 TO THE THREE MONTHS ENDED JUNE 30, 2002

Revenues. Revenues for the three months ended June 30, 2003 were $743.2 million, a 1.0 percent decrease, compared to $750.9 million for the three months ended June 30, 2002. The decrease of $7.7 million was composed of net volume declines of $28.2 million, primarily in the following platforms: Dodge Dakota/Durango series and Ford Explorer and Taurus, offset by volume increases primarily in the Dodge Ram, Ford F-Series, Lincoln SUV, Cadillac CTS and various Volkswagen and Hyundai/Kia platforms. The net volume decline of $28.2 million comprises a $29.0 million decrease in the Company's value-added revenue platforms and a non-value-added module assembly revenue increase of $0.8 million. In addition, the foreign exchange rate effect in Europe and Asia increased revenues by $21.7 million in the second quarter of 2003, offset by a decline in revenues of $1.2 million attributable to pricing and economic conditions.

Cost of Sales. Cost of sales as a percent of revenues for the three months ended June 30, 2003 was 89.4 percent compared to 87.7 percent for the three months ended June 30, 2002. Gross profit decreased $14.3 million from $92.7 million in the 2002 period to $78.4 million in the 2003 period and is attributable to the combined effects of: (i) $7.0 million decline in gross profit on value-added revenue decreases of $29.0 million, (ii) $4.9 million in negative profit effect of pricing and cost economics, (iii) $3.8 million of launch costs related primarily to new programs launched for Volvo, Ford and Nissan, (iv) other costs of $4.8 million (primarily additional lease expenses in the 2003 period), offset by (v) $2.9 million in positive foreign exchange rate effect on gross profit and
(vi) $3.3 million in operational performance improvements in the 2003 period. As stated above, the Company's module assembly revenues increased by $0.8 million in the 2003 period over the 2002 period which do not contribute significantly to an increase in gross profits.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $39.1 million, or 5.3 percent of revenues, for the three months ended June 30, 2003 compared to $37.4 million, or 5.0 percent of revenues, for the three months ended June 30, 2002. The $1.7 million increase in expense is due primarily to increased compensation expenses and program management costs related to engineering and support activities.

Interest Expense, net. Interest expense (net of interest income) for the three months ended June 30, 2003 was $18.1 million compared to $17.2 million for the three months ended June 30, 2002. The $0.9 million increase in net interest expense is attributable to $1.6 million of interest related to the $258 million senior notes and an increase of $0.4 million due to higher short term rates, offset by lower interest expense of $0.7 million on decreased revolver borrowings and increased capitalized interest on construction projects in the 2003 period of $0.4 million.

Income Taxes. The effective income tax rate was 34.0 percent and 35.0 percent for the second quarters of 2003 and 2002, respectively. The effective tax rate reflects the actual rates in the tax jurisdictions in which the Company operates, adjusted for permanent differences.

Equity in Earnings of Joint Ventures, net. Equity in earnings of joint ventures, net of tax, was $3.1 million and $4.3 million for the three months ended June 30, 2003 and 2002, respectively. These amounts represent the Company's share of the earnings from its joint venture interests in Metalsa, Yorozu, and DTA Development. The Company's share of Metalsa's joint venture earnings has decreased quarter over quarter by $2.6 million, Yorozu's joint venture earnings has increased quarter over quarter by $1.3 million, and DTA Development's joint venture earnings has increased quarter over quarter by $0.1 million.

Minority Interest, net. Minority interest, net of tax, was $4.4 million and $4.3 million for the three months ended June 30, 2003 and 2002, respectively, and represents dividends, net of income tax benefits, on the 6 3/4% Trust Preferred Securities and the minority interest held by the 40 percent joint venture partners in Tower Golden Ring.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2003 TO THE SIX MONTHS ENDED JUNE 30, 2002

Revenues. Revenues for the six months ended June 30, 2003 were $1,475.8 million, a 4.0 percent increase, compared to $1,419.0 million for the prior period. The increase of $56.8 comprises net volume increases of $28.5 million, primarily in the following platforms: Dodge Ram, Cadillac CTS, Ford Expedition and F-Series, Lincoln SUV and various Volkswagen and Hyundai/Kia platforms offset by volume declines primarily in the Dodge Dakota/Durango series and the Ford Explorer and Taurus platforms. The net volume increase of $28.5 million comprises a $16.3 million increase in the Company's value-added revenue platforms and a non-value-added module assembly revenue increase of $12.2 million. In addition, the foreign exchange rate effect in Europe and Asia increased revenues by $41.8 million in the first six months of 2003, offset by a decline in revenues of $12.3 million attributable to the sale of Iwahri, Korea plant which occurred during the first quarter of 2002 and $1.2 million attributable to pricing and economic conditions.

Cost of Sales. Cost of sales as a percent of revenues for the six months ended June 30, 2003 was 89.6 percent compared to 88.6 percent for the prior period. Gross profit decreased $8.7 million from $161.7 million in the 2002 period to $153.0 million in the 2003 period and is attributable to the combined effects of: (i) $9.9 million in negative profit effect of pricing and cost economics,
(ii) $3.8 million of launch costs related primarily to new programs launched for Volvo, Ford and Nissan, (iii) other costs of $4.7 million (primarily additional lease expenses in the 2003 period), offset by (iv) $2.1 million in gross profit conversion on value-added revenue increases of $16.3 million, (v) $4.3 million in positive foreign exchange rate effect on gross profit and (vi) $3.3 million in operational performance improvements in the 2003 period. As stated above, the Company's module assembly revenues increased by $12.2 million in the 2003 period over the 2002 period which do not contribute significantly to an increase in gross profits.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $73.8 million, or 5.0 percent of revenues, for the six months ended June 30, 2003 compared to $70.4 million, or 5.0 percent of revenues, for the prior period. The $3.4 million increase in expense is due primarily to increased compensation expenses and program management costs related to engineering and support activities.

Interest Expense, net. Interest expense (net of interest income) for the six months ended June 30, 2003 was $34.9 million compared to $35.2 million for the prior period. The $0.3 million reduction in net interest expense is attributable to (i) decreased interest costs due to decreased revolver borrowings during the first six months of 2003 compared to the first six months of 2002 of $1.3 million, and (ii) increased capitalized interest on construction projects in the 2003 period of $0.7 million, offset by (iii) increased interest of $1.6 million related to the $258 million senior notes and (iv) increased interest rates and increased spreads associated with the Credit Agreement of $0.1 million.

Income Taxes. The effective income tax rate was 34.0 percent and 35.0 percent for the six months ended June 30, 2003 and 2002, respectively. The effective tax rate reflects the actual rates in the tax jurisdictions in which the Company operates, adjusted for permanent differences.

Equity in Earnings of Joint Ventures, net. Equity in earnings of joint ventures, net of tax, was $3.8 million and $8.7 million for the six months ended June 30, 2003 and 2002, respectively. These amounts represent the Company's share of the earnings from its joint venture interests in Metalsa, Yorozu, and DTA Development. The Company's share of joint venture earnings in Metalsa has decreased $5.1 million and the Company's share of joint venture earnings in DTA Development has increased by $0.2 million each.

Minority Interest, net. Minority interest, net of tax, was $8.7 million and $8.3 million for the six months ended June 30, 2003 and 2002, respectively, and represents dividends, net of income tax benefits, on the Preferred Securities and the minority interest held by the 40 percent joint venture partners in Tower Golden Ring.

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

RESTRUCTURING AND ASSET IMPAIRMENT CHARGE

The Company's growth through acquisitions coincided with an extended period of high automotive production that resulted in higher levels of utilization of the Company's acquired resources and capacity and contributed to periods of strong operating results. During the second half of 2000, the Company focused its efforts on reducing the capacity of the enterprise and improving the efficiency of its continuing operations. Beginning in the fourth quarter of 2000, the
Company: (i) divested its non-core heavy truck business, (ii) consolidated its manufacturing operations by closing manufacturing locations in Kalamazoo, Michigan; Sebewaing, Michigan; and certain operations in Milwaukee, Wisconsin,
(iii) reduced redundant overhead through a consolidation of its technical activities and a reduction of other salaried colleagues, (iv) reorganized the management of its U.S. and Canada region, (v) discontinued remaining stamping and ancillary processes performed at its Milwaukee Press Operations and relocated remaining work to other locations or Tier II suppliers, and (vi) transferred production of high-volume frame assemblies for the Ford Ranger from its Milwaukee facility to its Bellevue I facility in Bellevue, Ohio. These actions were accomplished through four restructurings. The first restructuring was initiated in October 2000 (the "2000 Plan"), the second restructuring was initiated in October 2001 (the "2001 Plan"), the third restructuring was initiated in January 2002 (the "2002 Plan"), and the fourth restructuring was initiated in May 2003 (the "2003 Plan"). There are cash costs remaining to be paid in connection with the 2001 Plan, 2002 Plan, and 2003 Plan; these plans are described in further detail below.

Under the 2003 Plan, the Company expects to realize annual cash savings of approximately $10 million beginning in 2004. Under the 2002 Plan, the Company has realized cash savings of approximately $10 million during the first six months of 2003 and expects to realize an additional $6 million of cash savings through the remainder of 2003. Under the 2001 Plan, the Company has realized cash savings of approximately $12 million during the first six months of 2003 and expects to realize an additional $12 million of cash savings through the remainder of 2003. These cash savings from permanent payroll reductions are expected to be realized annually.

MILWAUKEE RANGER (2003 PLAN):

On May 27, 2003, the Company announced that it would transfer the production of high-volume frame assemblies for the Ford Ranger from its Milwaukee facility to its Bellevue I facility in Bellevue, Ohio. The relocation of the Milwaukee Ranger production line is expected to be completed by June 2004 and the Company expects to realize annual cash savings, related primarily to reduced labor costs, of approximately $10 million following the full completion of the move. As a result of the 2003 Plan, the Company recorded a $23.1 million pre-tax restructuring and asset impairment charge during the second quarter of 2003. This charge reflects estimated qualifying "exit costs" comprising cash charges of $2.8 million, pension and other post-retirement benefit plan curtailment costs of $7.7 million and non-cash asset impairment charges of $12.6 million. In connection with this activity, the Company expects to incur total restructuring charges of approximately $40 million as the costs are incurred in accordance with Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The expected additional charges of approximately $17 million beyond the $23.1 million recorded in the second quarter of 2003 are predominately related to additional severance costs to be recognized in future periods as the affected colleagues reach the end of their respective employment periods. The cost incurred to date as well as the cost expected to be incurred relating to the 2003 Plan are within the United States/Canada reportable segment. The 2003 Plan will result in a reduction of approximately 250 colleagues, with the eliminations commencing in the fourth quarter of 2003. The estimated restructuring charge does not cover certain aspects of the 2003 Plan, including movement of equipment and colleague relocation and training. These costs will be recognized in future periods as incurred.

The accrual for the 2003 Plan is included in accrued liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2003. The table below summarizes the accrued operational realignment and other charges related to the 2003 Plan through June 30, 2003 (in millions):

                                     ASSET               SEVERANCE AND
                                   IMPAIRMENT            OUTPLACEMENT        OTHER EXIT
                                      COSTS                  COSTS             COSTS           TOTAL
                                   ----------            -------------       ----------       --------
Provision                          $     12.6            $         2.8       $      7.7       $   23.1
Cash usage                                 --                     (1.1)              --           (1.1)
Non-cash charges                        (12.6)                      --             (7.7)         (20.3)
                                   ----------            -------------       ----------       --------
Balance at June 30, 2003           $       --            $         1.7       $       --       $    1.7
                                   ==========            =============       ==========       ========

During the second quarter 2003, the Company charged $7.7 million of other exit costs from the 2003 Plan restructuring reserves for expected curtailment cost against the pension liability accrual.

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

The accrual for the 2002 Plan is included in accrued liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2003. The table below summarizes the accrued operational realignment and other charges related to the 2002 Plan through June 30, 2003 (in millions):

                                         SEVERANCE AND
                                         OUTPLACEMENT         OTHER EXIT
                                             COSTS               COSTS            TOTAL
                                         -------------        ----------          -----
Balance at December 31, 2002              $        3.5        $      1.0          $ 4.5
Cash usage                                        (1.7)             (1.0)          (2.7)
                                         -------------        ----------          -----
Balance at June 30, 2003                  $        1.8        $      --           $ 1.8
                                          ============        ==========          =====

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

The accrual for the 2001 Plan is included in accrued liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2003. The table below summarizes the accrued operational realignment and other charges related to the 2001 Plan through June 30, 2003 (in millions):

                                          SEVERANCE AND
                                           OUTPLACEMENT         OTHER EXIT
                                              COSTS                COSTS           TOTAL
                                          -------------         ----------         -----
   Balance at December 31, 2002            $    1.0             $   8.3          $    9.3
   Cash usage                                  (1.0)               (3.2)         $   (4.2)
                                           --------             -------          --------
   Balance at June 30, 2003                $     --             $   5.1          $    5.1
                                           ========             =======          ========

The remaining other exit costs relate primarily to the present value of operating lease payments that the Company is obligated to pay through 2010.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH

The Company's principal sources of cash are cash flow from operations, commercial borrowings and capital markets activities. During the six months ended June 30, 2003, the Company generated $113.1 million of cash from operations. This compares with $19.3 million generated during the same period in 2002. Net income before depreciation, deferred income taxes, gain on sale of plant, equity in joint venture earnings, restructuring and asset impairment charges, and cumulative effect of change in accounting principle was $105.7 million and $101.6 million for the 2003 and 2002 periods, respectively. In the 2003 period, operating cash flow was increased by $15.6 million by a customer recovery related to program cancellation. Operating cash flow was reduced by $8.0 million in 2003 and $20.3 million in 2002 for cash restructuring payments, and was increased by net tax refunds of $0.4 million and decreased by net tax payments of $0.6 million in the 2003 and 2002 periods, respectively. Operating cash flow was also reduced in the 2003 and 2002 periods by $10.9 million and $6.9 million, respectively, for required pension contributions. Expected pension contribution funding requirements of the Company for the remainder of 2003 are approximately $16 million. In total, working capital and other operating items decreased operating cash flow by $8.2 million and $82.3 million during 2003 and 2002, respectively.

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

The issuance of common stock under the underwritten primary offering of 17.25 million shares completed in May 2002 contributed $222.9 million to the cash flow of the 2002 period. The issuance of stock from the Company's colleague stock purchase plan and option plans contributed an additional $0.5 million and $2.0 million to cash flow for the 2003 and 2002 periods, respectively.

In June 2003, R.J. Tower Corporation (the "Issuer"), a wholly-owned subsidiary of the Company, completed a senior note offering with a face amount of $258 million and a 12 percent interest rate. The notes were discounted upon issuance to yield 12.5 percent, payable semi-annually. The notes are recorded in the Company's condensed consolidated balance sheet net of discount of $7.2 million as of June 30, 2003. The notes rank equally with all of the Company's other senior unsecured and unsubordinated debt and mature on June 1, 2013.

In June 2003, the Company completed an amendment to its senior credit facility (the "Credit Agreement") to reduce the borrowing capacity of the facility and provide for amended financial covenants in order to enhance overall liquidity. The amendment reduced the former $725 million facility to a $600 million facility. The term portion of the facility increased from $125 million to $240 million, and the revolver portion decreased from $600 million to $360 million. The amount available to borrow under the revolver portion of the credit facility is restricted by $44 million of permanent letters of credit, and until October 31, 2003, is also restricted by $200 million to provide flexibility for the Company to redeem its $200 million convertible subordinated notes (due August 1, 2004), in the event it elects to do so without refinancing the convertible notes in another manner. The Credit Agreement also includes a multi-currency borrowing feature that allows the Company to borrow up to $316 million in certain freely tradable offshore currencies, and letters of credit sublimits of $250 million. As of June 30, 2003, approximately $25.8 million of the outstanding revolver borrowings are denominated in Euro. Interest on the Credit Agreement is at the financial institutions' reference rate, LIBOR, or the Eurodollar rate plus a margin ranging from 100 to 325 basis points depending on the ratio of the consolidated funded debt for restricted subsidiaries of the Company to its total EBITDA. The weighted average interest rate for such borrowings was 5.8 percent for the six months ended June 30, 2003 (including the effect of the interest rate swap contract discussed below). The Credit Agreement has a final maturity of 2006.

At June 30, 2003, the Company had borrowed $25.8 million under its revolving credit facility of $360 million. In order to borrow under the revolving facility, the Company must meet certain covenant ratio requirements, including but not limited to a minimum interest coverage and maximum leverage ratio. Under the most restrictive covenants, the amount of unused availability under the revolving facility was $48.5 million at June 30, 2003, compared to unused availability of $288.3 million at June 30, 2002. However, due to the restrictions discussed above, availability due to revolver capacity limits is reduced to $27.2 million. The revolver availability combined with the Company's cash balances of $205.3 million and $28.6 million as of June 30, 2003 and 2002, respectively, produced total available liquidity of $232.5 million and $316.9 million for those same periods. The $84.4 million decrease in available liquidity between the periods resulted from the increase in indebtedness (as defined in the credit agreement) and reduced revolver capacity under the amended credit agreement, offset by an increase in trailing four quarter EBITDA (as defined in the credit agreement) and an increase in cash between the periods. The covenant conditions contained in the credit agreement also limit the Company's ability to pay dividends. As of June 30, 2003, the Company was in compliance with all debt covenants and anticipates achieving covenant compliance for the remainder of 2003.

In July 2000, R. J. Tower Corporation (the "Issuer"), a wholly-owned subsidiary of the Company, issued Euro-denominated senior unsecured notes in the amount of
(euro)150 million ($172.1 million at June 30, 2003) The notes bear interest at a rate of 9.25 percent, payable semi-annually. The notes rank equally with all of the Company's other senior unsecured and unsubordinated debt and mature on August 1, 2010.

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

USES OF CASH

The Company's principal uses of cash are debt repayment, capital expenditures and acquisitions and investments in joint ventures. Net cash used in investing activities was $95.2 million during the six months ended June 30, 2003, as compared to $56.8 million in the prior period. Dividends received from investments in joint ventures increased investing cash flows by $3.5 million in the 2003 period. Earnout payments offset by net proceeds received from the sale of a plant, reduced investing cash flows by $38.0 million in the 2002 period. During the balance of 2003, the Company will be reviewing the merits of acquiring, from its joint venture partner, the remaining 34 percent interest in Seojin. Seojin is currently owed a note receivable of approximately $8 million from this minority interest partner, which became due in March 2003. The minority interest partner's shares in Seojin are pledged as collateral for the note receivable. In order to enforce the collateral agreement, the Company must purchase the remaining shares from its joint venture partner, the terms of which are being negotiated. The Company believes that Seojin has adequate financing resources under its local revolving debt facilities, which are not covered under the Company's Credit Agreement, or can secure new local financing, if necessary, in order to fund any additional purchase of shares. If the Company were to acquire these remaining shares, the Company would own 100 percent of Seojin.

Net capital expenditures were $98.7 million and $69.0 million during the six months ended June 30, 2003 and 2002, respectively. Capital expenditures in 2003 include significant investments to support major product launches. The Company estimates its 2003 capital expenditures will be approximately $200 million. Where appropriate, the Company may lease rather than purchase such equipment, which would have the effect of reducing this anticipated level of capital expenditures. The Company leases certain equipment utilized in its operations under operating lease agreements. The Company intends to continue to utilize operating lease financing on occasion when the effective interest rate equals or is lower than the Company's financing costs and the lease terms match the expected life of the respective program. Annual operating lease payments under the Company's lease agreements range from $51 million to $62 million for the next five years.

Net cash provided by financing activities totaled $173.7 million and $44.3 million for the six months ended June 30, 2003 and 2002, respectively. Net increased borrowings were $173.2 million for the 2003 period, and net repayments of debt were $180.6 million for the comparable 2002 period.

WORKING CAPITAL

The Company maintained significant negative levels of working capital of $81.8 million and $305.5 million as of June 30, 2003 and December 31, 2002, respectively, as a result of a focus on minimizing the cash flow cycle. The $223.7 million net increase in working capital in 2003 was due to the combined effects of a $191.6 million increase in cash primarily attributable to net proceeds of approximately $244 million related to the senior note offering completed in June 2003, a $122.6 million increase in accounts receivable attributable to the sales increase for the six months ended June 30, 2003 and to increased tooling receivables at June 30, 2003, a $52.2 million timing-related increase in tooling in progress, and a $20.6 million net increase in other working capital items, offset by a $19.9 million decrease in inventory and a $143.4 million net increase in accounts payable and accrued liabilities resulting from the increase in production volumes and an increase in tooling payables at June 30, 2003. The Company's management of its accounts receivable includes participation in specific receivable programs with key customers that allow for accelerated collection of receivables, subject to interest charges ranging from 5.0 percent to 6.0 percent at an annualized rate.

The Company expects to continue its focus on maintaining a large negative working capital position through the efforts discussed above and continued focus on minimizing the length of the cash flow cycle. The Company believes that the available borrowing capacity under its credit agreement, together with funds generated by operations, should provide sufficient liquidity and capital resources to pursue its business strategy for the foreseeable future, with respect to working capital, capital expenditures, and other operating needs.

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

Interest rate swaps are entered into as a hedge of underlying debt instruments to change the effective characteristics of the interest rate without actually changing the debt instrument. Therefore, these interest rate swap agreements convert outstanding floating rate debt to fixed rate debt for a period of time. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

At June 30, 2003, Tower Automotive had total debt and obligations under capital leases of $1.1 billion. The debt is composed of fixed rate debt of $782.8 million and floating rate debt of $303.2 million. The pre-tax earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt would be approximately $3.0 million, holding other variables constant. A one percentage point increase in interest rates would not materially impact the fair value of the fixed rate debt.

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than when a company commits to an exit plan as was previously required. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The new standard resulted in the Company recognizing liabilities related to certain restructuring activities at the time the liability is incurred rather than the past method of recognizing the liability upon the announcement of the plan and communication to colleagues.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No 149 is generally effective for contracts entered into or modified after June 30, 2003. The Company does not believe that the adoption of SFAS No. 149 will have a material impact on its results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement requires that certain financial instruments previously accounted for as equity under previous guidance be classified as liabilities in statements of financial position. Such financial instruments include (i) mandatorily redeemable shares that the issuer is obligated to buy back in exchange for cash or other assets,
(ii) instruments, including put options and forward purchase contracts, that require the issuer to buy back some of its shares in exchange for cash or other assets and (iii) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer's shares. SFAS No. 150 will become effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe the adoption of SFAS No. 150 will have a material impact on its results of operations or financial condition.

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

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of certain variable interest entities that are currently not consolidated. FIN 46 is effective for variable interests created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities in which the Company holds a variable interest that it acquired before February 1, 2003, the Interpretation applies on July 1, 2003. The Company has determined that, under FIN 46, the trust which issued its mandatorily redeemable convertible preferred securities will no longer be consolidated by the Company. As a result, the Company will modify its presentation of the securities by recording an amount due to the trust of $258.8 million as debt, and recording interest expense on the related obligation (previously recorded as minority interest, net of tax). The Company also has a synthetic lease contract relating to its Lansing, Michigan facility and is currently analyzing the impact of FIN 46 on this lease.

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

ITEM 4: DISCLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

With the participation of management, the Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a -- 15(e) and 15d -- 15(e)) have concluded that as of June 30, 2003 the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities in connection with the Company's filing of its Quarterly Report on Form 10-Q for the six months ended June 30, 2003.

CHANGES IN INTERNAL CONTROLS

During the period covered by this report, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 1.  Legal Proceedings:

         None.

Item 2.  Change in Securities and Use of Proceeds:

         None.

Item 3.  Defaults Upon Senior Securities:

         None.

Item 4.  Submission of Matters to a Vote of Security Holders:

         The registrant held its Annual Meeting of Stockholders on May 21, 2003. All director nominees (S. A. Johnson, Dugald K. Campbell, Anthony G. Fernandes, Jurgen M. Geissinger, Ali Jenab, F. J. Loughrey, James R. Lozelle, Georgia R. Nelson, and Enrique Zambrano) were elected. Each of the individuals nominated for election as a director received at least 37,684,239 votes representing 78.971% of the shares voted in the election.

Item 5.  Other Information:

         None.

Item 6.  Exhibits and Reports on Form 8-K:

         (a) Exhibits:

             Exhibit 31.1 - Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             Exhibit 31.2 - Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             Exhibit 32.1 - Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             Exhibit 32.2 - Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b) During the quarter for which this report is filed, the Company filed the following Form 8-K Current Reports with the Securities and Exchange Commission:

             1. The Company's Current Report on Form 8-K dated April 22, 2003, under Item 9 (Commission File No. 1-12733).

             2. The Company's Current Report on Form 8-K dated May 28, 2003, under Item 5 (Commission File No. 1-12733).

             3. The Company's Current Report on Form 8-K dated June 18, 2003, under Item 5 (Commission File No. 1-12733).

             4. The Company's Current Report on Form 8-K dated June 20, 2003, under Item 9 (Commission File No. 1-12733).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TOWER AUTOMOTIVE, INC.

Date:  August 12, 2003          By /s/ Ernest T. Thomas
                                   ------------------------
                                    Ernest T. Thomas
                                    Chief Financial Officer and Treasurer
                                    (principal accounting and financial officer)