Form 10-Q
period 2003-09-30
TOWER AUTOMOTIVE INC
filed 2003-11-12
CIK 925548

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ---- to -----

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

              Yes [X]                     No [ ]

The number of shares outstanding of the Registrant's common stock, par value $.01 per share, at October 31, 2003 was 56,305,931 shares.

                             TOWER AUTOMOTIVE, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I        FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Condensed Consolidated Balance Sheets (unaudited) at September 30, 2003 and December 31, 2002

                  Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended September 30, 2003 and 2002

                  Condensed Consolidated Statements of Operations (unaudited) for the Nine Months Ended September 30, 2003 and 2002

                  Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2003 and 2002

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

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                          See "Market Risk" section of Item 2

         Item 4.  Disclosure Controls and Procedures

PART II       OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

ITEM 1 - FINANCIAL INFORMATION

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (AMOUNTS IN THOUSANDS, UNAUDITED)

                                                               September 30,  December 31,
                                                                   2003           2002
                                                               -------------  ------------
                          Assets

Current assets:
       Cash and cash equivalents                                $   135,257    $    13,699
       Accounts receivable                                          315,504        249,341
       Inventories                                                  123,361        133,074
       Deferred income taxes, net                                    16,903         20,634
       Prepaid tooling and other                                    197,763        100,433
                                                                -----------    -----------
             Total current assets                                   788,788        517,181
                                                                -----------    -----------
Property, plant and equipment, net                                  978,801      1,073,619
Investments in joint ventures                                       266,945        260,898
Deferred income taxes, net                                          164,363        105,699
Goodwill                                                            488,734        472,967
Other assets, net                                                   165,273        127,521
                                                                -----------    -----------
                                                                $ 2,852,904    $ 2,557,885
                                                                ===========    ===========

             Liabilities and Stockholders' Investment
Current liabilities:
       Current maturities of long-term debt, capital lease
          obligations and convertible subordinated notes        $   308,680    $   120,470
       Accounts payable                                             583,834        417,727
       Accrued liabilities                                          284,197        284,450
                                                                -----------    -----------
             Total current liabilities                            1,176,711        822,647
                                                                -----------    -----------

Long-term debt, net of current maturities                           996,577        535,220
Obligations under capital leases, net of current maturities .        29,233         29,731
Convertible subordinated notes                                           --        199,984
Other noncurrent liabilities                                        221,944        199,477
                                                                -----------    -----------
             Total noncurrent liabilities                         1,247,754        964,412
                                                                -----------    -----------

Mandatorily redeemable trust convertible preferred securities            --        258,750

Stockholders' investment:
       Preferred stock                                                   --             --
       Common stock                                                     661            659
       Additional paid-in capital                                   686,979        683,072
       Retained deficit                                            (148,815)       (57,174)
       Deferred compensation plans                                  (10,036)       (10,746)
       Accumulated other comprehensive loss                         (40,490)       (43,875)
       Treasury stock                                               (59,860)       (59,860)
                                                                -----------    -----------
             Total stockholders' investment                         428,439        512,076
                                                                -----------    -----------
                                                                $ 2,852,904    $ 2,557,885
                                                                ===========    ===========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                                         Three Months Ended September 30,
                                                         --------------------------------
                                                                2003          2002
                                                              ---------    ---------
Revenues                                                      $ 623,013    $ 653,841

Cost of sales                                                   587,167      587,467
                                                              ---------    ---------

  Gross profit                                                   35,846       66,374

Selling, general and administrative expenses                     41,770       35,347

Restructuring and asset impairment charge                       124,555           --
                                                              ---------    ---------

  Operating income (loss)                                      (130,479)      31,027

Interest expense, net                                            27,268       17,366
                                                              ---------    ---------

  Income (loss) before provision for income taxes,
   equity in earnings of joint ventures and minority
   interest                                                    (157,747)      13,661


Provision (benefit) for income taxes                            (53,634)       4,797
                                                              ---------    ---------

  Income (loss) before equity in earnings of joint
   ventures and minority interest                              (104,113)       8,864

Equity in earnings of joint ventures, net of tax                  4,393        4,061

Minority interest, net of tax                                    (1,070)      (3,380)
                                                              ---------    ---------

  Net income (loss)                                           $(100,790)   $   9,545
                                                              =========    =========

Basic earnings (loss) per common share                        $   (1.78)   $    0.15
                                                              =========    =========

Weighted average number of basic shares outstanding              56,720       65,525
                                                              =========    =========

Diluted earnings (loss) per common share                      $   (1.78)   $    0.15
                                                              =========    =========

Weighted average number of diluted shares                        56,720       65,612
                                                              =========    =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                                                       Nine Months Ended September 30,
                                                                       -------------------------------
                                                                             2003           2002
                                                                         ------------   ------------
Revenues                                                                 $  2,098,770   $  2,072,820

Cost of sales                                                               1,909,952      1,844,743
                                                                         ------------   ------------

  Gross profit                                                                188,818        228,077

Selling, general and administrative expenses                                  115,581        105,709

Restructuring and asset impairment charge                                     147,621         75,407
                                                                         ------------   ------------

  Operating income (loss)                                                     (74,384)        46,961

Interest expense, net                                                          62,120         52,573

Other income                                                                       --           (900)
                                                                         ------------   ------------

  Loss before benefit for income taxes, equity in earnings of joint ventures, minority interest and cumulative effect of accounting
   change                                                                    (136,504)        (4,712)

Benefit for income taxes                                                      (46,412)        (1,635)
                                                                         ------------   ------------

  Loss  before equity in earnings of joint ventures,
   minority interest and cumulative effect of accounting                      (90,092)        (3,077)
   change

Equity in earnings of joint ventures, net of tax                                8,181         12,723

Minority interest, net of tax                                                  (9,730)       (11,727)
                                                                         ------------   ------------

  Loss  before cumulative effect of accounting change                         (91,641)        (2,081)

Cumulative effect of change in accounting principle, net of
  tax                                                                              --       (112,786)
                                                                         ------------   ------------

  Net loss                                                               $    (91,641)  $   (114,867)
                                                                         ============   ============

Basic loss per common share:
  Loss before cumulative effect of change in
     accounting principle                                                $      (1.62)  $      (0.04)
  Cumulative effect of change in accounting principle                              --          (1.97)
                                                                         ------------   ------------
     Net loss                                                            $      (1.62)  $      (2.01)
                                                                         ============   ============
Weighted average number of basic shares outstanding                            56,490         57,206
                                                                         ============   ============

Diluted loss per common share:
  Loss  before cumulative effect of change in
     accounting principle                                                $      (1.62)  $      (0.04)
  Cumulative effect of change in accounting principle                              --          (1.97)
                                                                         ------------   ------------
     Net loss                                                            $      (1.62)  $      (2.01)
                                                                         ============   ============
Weighted average number of diluted shares outstanding                          56,490         57,206
                                                                         ============   ============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                   Nine Months Ended September 30,
                                                                   -------------------------------
                                                                        2003            2002
                                                                     -----------    -----------
OPERATING ACTIVITIES:
      Net loss                                                       $   (91,641)   $  (114,867)
      Adjustments to reconcile net loss to net cash
        provided by operating activities -
         Cumulative effect of change in accounting principle                  --        112,786
         Non-cash restructuring and asset impairment charge              145,724         75,407
         Customer recovery related to program cancellation                15,600             --
         Depreciation                                                    119,639        102,208
         Deferred income tax benefit                                     (50,259)       (12,661)
         Gain on sale of plant                                                --         (3,839)
         Equity in earnings of joint ventures, net                        (8,181)       (12,723)
         Change in working capital and other operating items               9,260       (127,206)
                                                                     -----------    -----------

        Net cash provided by operating activities                        140,142         19,105
                                                                     -----------    -----------

INVESTING ACTIVITIES:
      Capital expenditures, net                                         (180,126)      (108,364)
      Acquisitions, including joint ventures interests, earnout
        payments and dividends                                             3,506        (35,888)
      Proceeds from sale of fixed assets                                      --         50,313
                                                                     -----------    -----------

         Net cash used in investing activities                          (176,620)       (93,939)
                                                                     -----------    -----------

FINANCING ACTIVITIES:
      Proceeds from borrowings                                         1,548,797      1,585,606
      Repayment of debt                                               (1,391,411)    (1,713,995)
      Net proceeds from issuance of stock                                    650        224,751
      Payments for repurchase of common stock                                 --        (17,371)
                                                                     -----------    -----------

         Net cash provided by financing activities                       158,036         78,991
                                                                     -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                  121,558          4,157

CASH AND CASH EQUIVALENTS:
      Beginning of period                                                 13,699         21,767
                                                                     -----------    -----------

      End of period                                                  $   135,257    $    25,924
                                                                     ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid, net of amounts capitalized                      $    57,742    $    54,750
                                                                     ===========    ===========
      Income taxes (refunded) paid                                   $      (270)   $     1,301
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

         Revenues and operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

         Certain prior year amounts were reclassified to conform to current year presentation.

2.       INVENTORIES

         Inventories are valued at the lower of first-in-first-out ("FIFO") cost or market, and consisted of the following (in thousands):

                    SEPTEMBER 30,   DECEMBER 31,
                        2003            2002
                    -------------   ------------
Raw materials        $   51,782      $   64,777
Work in process          22,922          20,630
Finished goods           48,657          47,667
                     ----------      ----------
                     $  123,361      $  133,074
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

         EARNINGS PER SHARE:

         Basic earnings per share were computed by dividing net income (loss) by the weighted average number of common shares outstanding during the respective quarters. Diluted earnings per share for the three months ended September 30, 2002 were determined on the assumptions that the Edgewood notes were converted at the beginning of the period. The Convertible Subordinated Notes and shares issuable upon conversion of the Preferred Securities held by the Tower Automotive Capital Trust, totaling approximately 16.2 million shares, were not included in the computation of earnings per share for the three months ended September 30, 2002, due to their anti-dilutive effect. None of the common stock equivalents totaling approximately 16.8 million shares, 16.5 million shares, and 16.2 million shares were included in the computation of earnings per share for the three months ended September 30, 2003, the nine months ended September 30, 2003 and the nine months ended September 30, 2002, respectively due to their anti-dilutive effect (in thousands, except for per share data):

                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                     SEPTEMBER 30,              SEPTEMBER 30,
                                               ------------------------   ------------------------
                                                  2003          2002         2003          2002
                                               ----------    ----------   ----------    ----------
Net income (loss) - basic and diluted          $ (100,790)   $    9,545   $  (91,641)   $ (114,867)
                                               ==========    ==========   ==========    ==========
Weighted average number of common shares
outstanding                                        56,720        65,525       56,490        57,206
Dilutive effect of outstanding stock options
and warrants after application of the
treasury stock method                                  --            71           --            --
Dilutive effect of Edgewood notes, assuming
conversion                                             --            16           --            --
                                               ----------    ----------   ----------    ----------
Weighted average number of diluted shares
outstanding                                        56,720        65,612       56,490        57,206
                                               ==========    ==========   ==========    ==========
Basic earnings (loss) per share                $    (1.78)   $     0.15   $    (1.62)   $    (2.01)
                                               ==========    ==========   ==========    ==========
Diluted earnings (loss) per share              $    (1.78)   $     0.15   $    (1.62)   $    (2.01)
                                               ==========    ==========   ==========    ==========

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

                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                    ----------------------------   ----------------------------
                                        2003            2002           2003            2002
                                    ------------    ------------   ------------    ------------
Net income (loss)
   As Reported                      $   (100,790)   $      9,545   $    (91,641)   $   (114,867)
   Pro Forma                        $   (101,782)   $      8,618   $    (95,324)   $   (117,755)
Basic earnings (loss) per share
   As Reported                      $      (1.78)   $       0.15   $      (1.62)   $      (2.01)
   Pro Forma                        $      (1.79)   $       0.13   $      (1.69)   $      (2.06)
Diluted earnings (loss) per share
   As Reported                      $      (1.78)   $       0.15   $      (1.62)   $      (2.01)
   Pro Forma                        $      (1.79)   $       0.13   $      (1.69)   $      (2.06)

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

4.       LONG-TERM DEBT

         Long-term debt consisted of the following (in thousands):

                                           SEPTEMBER 30,   DECEMBER 31,
                                               2003            2002
                                           ------------    ------------
Revolving credit facility                  $         --    $    177,303
Term credit facility                            240,000         125,000
Due to Tower Automotive Capital Trust           258,750              --
Senior Euro notes                               174,840         157,440
Senior notes (net of discount of $7,082)        250,918              --
Industrial development revenue bonds             43,765          43,765
Edgewood notes                                       --              50
Other foreign subsidiary indebtedness           127,537         123,518
Other                                                33          18,422
                                           ------------    ------------
                                              1,095,843         645,498
Less-current maturities                         (99,266)       (110,278)
                                           ------------    ------------
           Total long-term debt            $    996,577    $    535,220
                                           ============    ============

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

         In June 2003, the Company completed an amendment to its senior credit facility (the "Credit Agreement") to reduce the borrowing capacity of the facility and provide for amended financial covenants in order to enhance overall liquidity. The amendment reduced the former $725 million facility to a $600 million facility. The term portion of the facility increased from $125 million to $240 million, and the revolver portion decreased from $600 million to $360 million. The Company had previously amended, in June 2002, its prior credit agreement which voluntarily reduced its borrowing facility from $1.15 billion to $725 million. The amount available to borrow under the revolver portion of the credit facility is restricted by $44 million of permanent letters of credit, and is also restricted by $200 million to provide flexibility for the Company to redeem its $200 million convertible subordinated notes (due August 1, 2004), in the event it elects to do so without refinancing the convertible notes in another manner. The Credit Agreement also includes a multi-currency borrowing feature that allows the Company to borrow up to $316 million in certain freely tradable offshore currencies, and letters of credit sublimits of $250 million. As of September 30, 2003, there were no revolver borrowings outstanding. Interest on the Credit Agreement is at the financial institutions' reference rate, LIBOR, or the Eurodollar rate plus a margin ranging from 100 to 325 basis points depending on the ratio of the consolidated funded debt for restricted subsidiaries of the Company to its total EBITDA. The weighted average interest rate for such borrowings was 5.0 percent for the nine months ended September 30, 2003 (including the effect of the interest rate swap contract discussed below). The Credit Agreement has a final maturity of 2006.

         As a result of the permanent reductions of borrowing capacity under the June 2003 and June 2002 amendments, the Company recorded $0.4 million and $2.0 million non-cash charges during the second quarters of 2003 and 2002, respectively for the write-off of deferred financing costs associated with the credit facilities.

         The Credit Agreement requires the Company to meet certain financial tests, including but not limited to a minimum interest coverage and maximum leverage ratio. The Credit Agreement limits the Company's ability to pay dividends. As of September 30, 2003, the Company was in compliance with all debt covenants and anticipates achieving covenant compliance for the remainder of 2003.

         In July 2000, R. J. Tower Corporation (the "Issuer"), a wholly-owned subsidiary of the Company, issued Euro-denominated senior unsecured notes in the amount of (euro)150 million ($174.8 million at September 30, 2003). The notes bear interest at a rate of 9.25 percent, payable semi-annually. The notes rank equally with all of the Company's other senior unsecured and unsubordinated debt and mature on August 1, 2010.

         During the third quarter of 2003, the Company elected to adopt the current provisions of FASB Interpretation Number (FIN) 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" (see additional discussion in note 12) as it relates to its mandatorily redeemable convertible trust preferred securities prior to the required effective date. Under FIN 46, the Tower Automotive Capital Trust which was previously consolidated by the Company is no longer consolidated. As a result, the Company no longer presents the mandatorily redeemable convertible trust preferred securities as mezzanine financing, but instead records a debt obligation for the proceeds which are owed to the Trust by the Company. Interest is recorded at 6 -3/4 percent on the amount owed by the Company to the Trust, which is equal to the amount that was previously presented as minority interest (net of tax) for the dividends on the preferred stock. Pursuant to the guidance in FIN 46, the Company has elected not to reclassify the presentation in prior periods. The $258 million trust convertible preferred securities held by the Trust were issued in June 1998 at a dividend rate of 6 -3/4 percent and are redeemable, in whole or in part, after June 30, 2001 but before June 30, 2018. The preferred securities are also convertible at the option of the holder into common stock of Tower at an equivalent conversion price of $30.713 per share.

         In July 1997, the Company issued $200 million unsecured convertible subordinated notes which bear interest at 5 percent and are due on August 1, 2004, and therefore, have been classified as a component of current maturities in the current liability section of the condensed consolidated balance sheet as of September 30, 2003. The notes are convertible into common stock of the Company at a conversion price of $25.88 per share.

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

         The Company has designated the swap as a cash flow hedge. Accordingly, gains and losses are recorded in accumulated other comprehensive income
         (loss), net of income taxes. As of September 30, 2003, there is $10.4 million (net of tax) recorded in accumulated other comprehensive loss related to the cash flow hedge. Derivative liabilities relating to the interest rate swap agreement totaling $16.7 million have been recorded in accrued liabilities in the condensed consolidated balance sheet as of September 30, 2003. The fair value of the interest rate swap agreement is based upon the difference between the contractual rates and the present value of the expected future cash flows on the hedged interest rate.

5.       ACCOUNTS RECEIVABLE SECURITIZATION

         At September 30, 2003, the Company had sold $89.5 million of net accounts receivable pursuant to its accounts receivable securitization program in exchange for $15.8 million of cash and retained a subordinated interest in the receivables sold of $73.7 million. The receivables sold represented amounts owed to the Company from customers as of August 30, 2003. The majority of such receivables were collected in September 2003 and as a result, the Company's retained interest in accounts receivable is not significant as of September 30, 2003 and is not presented separately from accounts receivable. As of September 30, 2003, the Company recorded a liability to the funding agent of $15.8 million, which represents receivables for which the Company has received collections from customers and is required to be submitted to the funding agent. Settlement of amounts due to the funding agent, as well as the cost of funding at an annual rate of approximately 2.37 percent, occurs during the month subsequent to the sale of the receivables.

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

         In conjunction with its acquisitions, the Company has established reserves for certain costs associated with facility shutdown and consolidation activities and for provisions for acquired loss contracts. A rollforward of these reserves is as follows (in millions):

                                FACILITY
                                SHUTDOWN     LOSS
                                 COSTS     CONTRACTS
                                --------   ---------
Balance at December 31, 2002     $  4.5     $  6.1
Utilization                        (0.3)      (2.3)
                                 ------     ------
Balance at September 30, 2003    $  4.2     $  3.8
                                 ======     ======

         As of September 30, 2003, all of the identified facilities have been shutdown, but the Company continues to incur costs related to maintenance, taxes and other costs related to buildings that are held for sale. The Company's acquisition reserves have been utilized as originally intended and management believes the liabilities recorded for shutdown and consolidation activities are adequate but not excessive as of September 30, 2003.

7.       INVESTMENTS IN JOINT VENTURES

         On September 21, 2000, the Company acquired a 17 percent equity interest in Yorozu Corporation ("Yorozu"), a supplier of suspension modules and structural parts to the Asian and North American automotive markets, from Nissan Motor Co. Ltd. ("Nissan"). On February 20, 2001, the Company exercised its option to increase its holdings in Yorozu by
         13.8 percent through the purchase of additional Yorozu shares. Yorozu is based in Japan and is publicly traded on the first tier of the Tokyo Stock Exchange. Its principal customers include Nissan, Auto Alliance, General Motors, Ford, and Honda. The Company paid Nissan approximately $68 million over two and one half years for its 30.8 percent interest. As of September 30, 2003, the traded market value of shares held in Yorozu was $43.0 million and the Company's recorded investment in Yorozu was $65.6 million, as compared with a traded market value of $22.4 million and investment in Yorozu of $60.4 million at the original dates of the investment. The Company has determined that the investment in Yorozu has not suffered an other than temporary decline in market value. This determination is based on the long-term strategic nature of the investment, which supported the Company's original investment decision, and the fact that the Company believes that there is a significant value premium associated with owning a large block of voting equity in a Japanese public company.

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

         Financial information by segment is as follows (in thousands):

                                                 UNITED STATES/
                                                     CANADA        INTERNATIONAL       TOTAL
                                                 --------------    -------------    ------------
THREE MONTHS ENDED SEPTEMBER 30, 2003:
     Revenues                                     $    449,265     $     173,748    $    623,013
     Operating income (loss)                          (132,906)            2,427        (130,479)
     Restructuring and asset impairment charge         124,555                --         124,555
     Total assets                                    1,997,385           855,519       2,852,904

THREE MONTHS ENDED SEPTEMBER 30, 2002:
     Revenues                                     $    491,913     $     161,928    $    653,841
     Operating income                                   17,983            13,044          31,027
     Total assets                                    1,697,077           764,164       2,461,241

NINE MONTHS ENDED SEPTEMBER 30, 2003:
     Revenues                                     $  1,512,829     $     585,941    $  2,098,770
     Operating income (loss)                          (115,602)           41,218         (74,384)
     Restructuring and asset impairment charge         147,621                --         147,621
     Total assets                                    1,997,385           855,519       2,852,904

NINE MONTHS ENDED SEPTEMBER 30, 2002:
     Revenues                                     $  1,589,902     $     482,918    $  2,072,820
     Operating income                                   16,011            30,950          46,961
     Restructuring and asset impairment charge          71,738             3,669          75,407
     Cumulative effect of change in accounting
       principle                                            --          (112,786)       (112,786)
     Total assets                                    1,697,077           764,164       2,461,241

         The change in the carrying amount of goodwill for the nine months ended September 30, 2003, by operating segment, is as follows (in thousands):

                                  UNITED STATES/
                                      CANADA       INTERNATIONAL    TOTAL
                                  --------------   -------------   --------
Balance at December 31, 2002         $336,653         $136,314     $472,967
Currency translation adjustment         1,334           14,433       15,767
                                     --------         --------     --------
Balance at September 30, 2003        $337,987         $150,747     $488,734
                                     ========         ========     ========

10.      RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

         NON-RESTRUCTURING ASSET IMPAIRMENTS

         During the third quarter of 2003, the Company evaluated the current operating plans and current and forecasted business for three of its frame assembly plants. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company determined that there were indicators of impairment present for each of the facilities based upon the potential for new business and evaluation of pricing. Cash flow projections were prepared which indicated that there were not sufficient cash flows projected to support the carrying value of the long-lived assets at these facilities and they were written down to their fair value based upon discounted cash flows. The asset write-offs consisted of property and equipment totaling $122.7 million and are included in the $124.6 million restructuring and asset impairment charge line item in the condensed consolidated statement of operations for the three months ended September 30, 2003. The non-restructuring related asset impairment charges recorded during the third quarter 2003 are within the United States/Canada reportable segment. The additional $1.9 million charge recorded in the restructuring and asset impairment line during the quarter ended September 30, 2003 related to cash charges, primarily severance, associated with the 2003 restructuring plan discussed below.

         MILWAUKEE RANGER (2003 PLAN):

         On May 27, 2003, the Company announced that it would transfer the production of high-volume frame assemblies for the Ford Ranger from its Milwaukee facility to its Bellevue I facility in Bellevue, Ohio. The relocation of the Milwaukee Ranger production line is expected to be completed by June 2004 and the Company expects to realize annual cash savings, related primarily to reduced labor costs, of approximately $10 million following the full completion of the move. As a result of the 2003 Plan, the Company has recorded a $25.0 million pre-tax restructuring and asset impairment charges through September 30, 2003. These charges reflect estimated qualifying "exit costs" comprising cash charges of $4.7 million, pension and other post-retirement benefit plan curtailment costs of $7.7 million and non-cash asset impairment charges of $12.6 million. In connection with this activity, the Company expects to incur total restructuring charges of approximately $40 million as the costs are incurred in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The Company expects to recognize the remaining charges of approximately $15 million of additional severance costs in future periods as the affected colleagues reach the end of their respective employment periods. The costs incurred to date as well as the costs expected to be incurred relating to the 2003 Plan are within the United States/Canada reportable segment. The 2003 Plan will result in a reduction of approximately 250 colleagues, with the eliminations commencing in the fourth quarter of 2003. The estimated restructuring charge does not cover certain aspects of the 2003 Plan, including movement of equipment and colleague relocation and training. These costs will be recognized in future periods as incurred.

         The accrual for the 2003 Plan is included in accrued liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2003. The table below summarizes the accrued operational realignment and other charges related to the 2003 Plan through September 30, 2003 (in millions):

                                  ASSET     SEVERANCE AND
                               IMPAIRMENT    OUTPLACEMENT   OTHER EXIT
                                  COSTS         COSTS         COSTS      TOTAL
                               ----------   -------------   ----------   ------
Provision                        $  12.6       $  2.8         $   7.7    $ 23.1
Additional provision                  --          1.9              --       1.9
Cash usage                            --         (3.1)             --      (3.1)
Non-cash charges                   (12.6)          --            (7.7)    (20.3)
                                 -------       ------         -------    ------
Balance at September 30, 2003    $    --       $  1.6         $    --    $  1.6
                                 =======       ======         =======    ======

         During the second quarter of 2003, the Company charged $7.7 million of other exit costs from the 2003 Plan restructuring reserves for expected curtailment cost against the pension liability accrual.

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

         The accrual for the 2002 Plan is included in accrued liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2003. The table below summarizes the accrued operational realignment and other charges related to the 2002 Plan through September 30, 2003 (in millions):

                                        SEVERANCE AND
                                         OUTPLACEMENT   OTHER EXIT
                                            COSTS         COSTS      TOTAL
                                        -------------   ----------   -----
Balance at December 31, 2002              $  3.5          $  1.0     $ 4.5
Cash usage                                  (1.8)           (1.0)     (2.8)
Revision of estimate associated with
  2002 plan                                 (0.7)             --      (0.7)
                                          ------          ------     -----
Balance at September 30, 2003             $  1.0          $   --     $ 1.0
                                          ======          ======     =====

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

         The accrual for the 2001 Plan is included in accrued liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2003. The table below summarizes the accrued operational realignment and other charges related to the 2001 Plan through September 30, 2003 (in millions):

                                        SEVERANCE AND
                                         OUTPLACEMENT   OTHER EXIT
                                            COSTS         COSTS      TOTAL
                                        -------------   ----------   -----
Balance at December 31, 2002              $    1.0        $  8.3     $ 9.3
Cash usage                                    (1.0)         (4.2)     (5.2)
Revision of estimate associated with
  2001 plan                                     --           0.7       0.7
                                          --------        ------     -----
Balance at September 30, 2003             $     --        $  4.8     $ 4.8
                                          ========        ======     =====

         The remaining other exit costs relate primarily to the present value of operating lease payments that the Company is obligated to pay through 2010.

11. COMPREHENSIVE INCOME (LOSS)

     The following table presents comprehensive income (loss) for the three months and the nine months ended September 30, 2003 and 2002, respectively (in thousands):

                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                 -------------------------     -------------------------
                                    2003           2002           2003           2002
                                 ----------     ----------     ----------     ----------
Net income (loss)                $ (100,790)    $    9,545     $  (91,641)    $ (114,867)
Change in cumulative
  translation adjustment              2,310         (4,849)        12,455         13,735
Unrealized gain (loss) on
  qualifying cash flow hedges         1,601         (3,600)         2,413         (4,780)
Minimum pension liability                --             --        (11,485)            --
                                 ----------     ----------     ----------     ----------
Comprehensive income (loss)      $  (96,879)    $    1,096     $  (88,258)    $ (105,912)
                                 ==========     ==========     ==========     ==========

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

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's results of operations or financial condition.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement requires that certain financial instruments previously accounted for as equity under previous guidance be classified as liabilities in statements of financial position. Such financial instruments include (i) mandatorily redeemable shares that the issuer is obligated to buy back in exchange for cash or other assets, (ii) instruments, including put options and forward purchase contracts, that require the issuer to buy back some of its shares in exchange for cash or other assets and (iii) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer's shares. SFAS No. 150 became effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003, did not have a material impact on the Company's results of operations or financial condition.

         In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of FIN 45 are effective for all guarantees issued or modified after December 31, 2002. The Company currently does not have any guarantees requiring disclosure under FIN 45.

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of certain variable interest entities. FIN 46 is effective for variable interests created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities in which the Company holds a variable interest that it acquired before February 1, 2003, the Interpretation applies in the fourth quarter of 2003. The Company has elected to adopt the provisions of FIN 46 early (July 1, 2003) as it relates to the securities issued by the Tower Automotive Capital Trust. The Company has determined that, under FIN 46, the trust which issued its mandatorily redeemable convertible preferred securities will no longer be consolidated by the Company. For the quarter ended September 30, 2003, the Company has modified its presentation of the securities by recording an amount due to the trust of $258.8 million as debt, and recording interest expense on the related obligation (previously recorded as minority interest, net of tax). Pursuant to the transition guidance in FIN 46, the Company has elected to adopt FIN 46 on a prospective basis. As a result, prior periods have not been reclassified to the new presentation. The Company does not anticipate any further impact from FIN 46, but will monitor interpretations as they are issued, prior to fully adopting FIN 46 in the fourth quarter of 2003.

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

TOWER AUTOMOTIVE INC.
CONSOLIDATING BALANCE SHEETS AT SEPTEMBER 30, 2003
(AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                                                       NON-GUARANTOR
                                                      R. J. TOWER        PARENT          GUARANTOR      RESTRICTED
                                                      CORPORATION       GUARANTOR        COMPANIES       COMPANIES
                                                     -------------    -------------    -------------   -------------
            ASSETS

Current assets:
        Cash and cash equivalents                    $           -    $           -    $     109,219   $      23,924
        Accounts receivable                                      -                -          212,229          88,807
        Inventories                                              -                -           71,407          38,346
        Deferred income taxes, net                               -                -           12,255           4,648
        Prepaid tooling and other                                -                -          133,609          52,984
                                                     -------------    -------------    -------------   -------------
               Total current assets                              -                -          538,719         208,709
                                                     -------------    -------------    -------------   -------------

Property, plant and equipment, net                               -                -          617,040         232,227
Investments in joint ventures                              266,595                -                -             350
Investment in subsidiaries                                 636,724          428,439                -               -
Deferred income taxes, net                                       -           21,716          136,889          (2,956)
Goodwill                                                         -                -          328,432         160,302
Other assets, net                                           14,810            7,424           73,735          40,104
                                                     -------------    -------------    -------------   -------------
                                                     $     918,129    $     457,579    $   1,694,815   $     638,736
                                                     =============    =============    =============   =============

   LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities:
        Current maturities of long-term debt,
               capital lease obligations, and
               convertible subordinated notes        $           -    $     199,984    $         384   $      19,304
        Accounts payable                                         -                -          450,076          99,712
        Accrued liabilities                                 13,770            1,667          174,860          86,315
                                                     -------------    -------------    -------------   -------------
               Total current liabilities                    13,770          201,651          625,320         205,331
                                                     -------------    -------------    -------------   -------------

Long-term debt, net of current maturities                  665,781          258,750           43,765          18,771
Obligations under capital leases, net of
        current maturities                                       -                -              115          18,576
Due to/(from) affiliates                                  (242,079)        (439,520)         597,586          66,218
Other noncurrent liabilities                                     -            8,259          167,566          35,764
                                                     -------------    -------------    -------------   -------------
               Total noncurrent liabilities                423,702         (172,511)         809,032         139,329
                                                     -------------    -------------    -------------   -------------

Stockholders' investment                                   480,657          428,439          260,463         294,076
                                                     -------------    -------------    -------------   -------------
                                                     $     918,129    $     457,579    $   1,694,815   $     638,736
                                                     =============    =============    =============   =============

                                                     NON-GUARANTOR
                                                     UNRESTRICTED
                                                      COMPANIES        ELIMINATIONS    CONSOLIDATED
                                                     -------------    -------------    -------------
            ASSETS

Current assets:
        Cash and cash equivalents                    $       2,114    $           -    $     135,257
        Accounts receivable                                 14,468                -          315,504
        Inventories                                         13,608                -          123,361
        Deferred income taxes, net                               -                -           16,903
        Prepaid tooling and other                           11,170                -          197,763
                                                     -------------    -------------    -------------
               Total current assets                         41,360                -          788,788
                                                     -------------    -------------    -------------

Property, plant and equipment, net                         129,534                -          978,801
Investments in joint ventures                                    -                -          266,945
Investment in subsidiaries                                       -       (1,065,163)               -
Deferred income taxes, net                                   8,714                -          164,363
Goodwill                                                         -                -          488,734
Other assets, net                                           29,200                -          165,273
                                                     -------------    -------------    -------------
                                                     $     208,808    $  (1,065,163)   $   2,852,904
                                                     =============    =============    =============

  LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities:
        Current maturities of long-term debt,
               capital lease obligations, and
               convertible subordinated notes        $      89,008    $           -    $     308,680
        Accounts payable                                    34,046                -          583,834
        Accrued liabilities                                  7,585                -          284,197
                                                     -------------    -------------    -------------
               Total current liabilities                   130,639                -        1,176,711
                                                     -------------    -------------    -------------

Long-term debt, net of current maturities                    9,510                -          996,577
Obligations under capital leases, net of
        current maturities                                  10,542                -           29,233
Due to/(from) affiliates                                    17,795                -                -
Other noncurrent liabilities                                10,355                -          221,944
                                                     -------------    -------------    -------------
               Total noncurrent liabilities                 48,202                -        1,247,754
                                                     -------------    -------------    -------------

Stockholders' investment                                    29,967       (1,065,163)         428,439
                                                     -------------    -------------    -------------
                                                     $     208,808    $  (1,065,163)   $   2,852,904
                                                     =============    =============    =============

TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 2003
(AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                                           NON-GUARANTOR
                                                   R. J. TOWER     PARENT      GUARANTOR     RESTRICTED
                                                   CORPORATION    GUARANTOR    COMPANIES     COMPANIES
                                                   -----------    ---------    ---------   -------------
Revenues                                           $         -    $       -    $ 424,695   $     144,617

Cost of sales                                                -            -      404,682         129,119
                                                   -----------    ---------    ---------   -------------

         Gross profit                                        -            -       20,013          15,498

Selling, general and administrative expenses                 -            -       30,395           9,789

Restructuring and asset impairment charge                    -            -      123,559             996
                                                   -----------    ---------    ---------   -------------

         Operating income (loss)                             -            -     (133,941)          4,713

Interest expense (income), net                          18,487        6,866         (927)          1,036
                                                   -----------    ---------    ---------   -------------

         Income (loss) before provision for
         income taxes, equity in earnings of
         joint ventures and minority interest          (18,487)      (6,866)    (133,014)          3,677

Provision (benefit) for income taxes                    (6,286)      (2,335)     (45,224)          1,250
                                                   -----------    ---------    ---------   -------------

         Income (loss) before equity in
         earnings of joint ventures and
         minority interest                             (12,201)      (4,531)     (87,790)          2,427

Equity earnings in joint ventures and
      subsidiaries, net                                (84,058)     (96,259)           -               -

Minority interest, net                                       -            -            -          (1,070)
                                                   -----------    ---------    ---------   -------------
         Net income (loss)                         $   (96,259)   $(100,790)   $ (87,790)  $       1,357
                                                   ===========    =========    =========   =============

                                                   NON-GUARANTOR
                                                   UNRESTRICTED
                                                     COMPANIES     ELIMINATIONS   CONSOLIDATED
                                                   -------------   ------------   ------------
Revenues                                           $      53,701   $          -   $    623,013

Cost of sales                                             53,366              -        587,167
                                                   -------------   ------------   ------------

         Gross profit                                        335              -         35,846

Selling, general and administrative expenses               1,586              -         41,770

Restructuring and asset impairment charge                      -              -        124,555
                                                   -------------   ------------   ------------

         Operating income (loss)                          (1,251)             -       (130,479)

Interest expense (income), net                             1,806              -         27,268
                                                   -------------   ------------   ------------

         Income (loss) before provision for
         income taxes, equity in earnings of
         joint ventures and minority interest             (3,057)             -       (157,747)

Provision (benefit) for income taxes                      (1,039)             -        (53,634)
                                                   -------------   ------------   ------------

         Income (loss) before equity in
         earnings of joint ventures and
         minority interest                                (2,018)             -       (104,113)

Equity earnings in joint ventures and
      subsidiaries, net                                        -        184,710          4,393

Minority interest, net                                         -              -         (1,070)
                                                   -------------   ------------   ------------
         Net income (loss)                         $      (2,018)  $    184,710   $   (100,790)
                                                   =============   ============   ============

TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2003
(AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                                              NON-GUARANTOR
                                                   R. J. TOWER     PARENT       GUARANTOR       RESTRICTED
                                                   CORPORATION    GUARANTOR     COMPANIES       COMPANIES
                                                   -----------    ---------    -----------    -------------
Revenues                                           $         -    $       -    $ 1,416,477    $     472,713

Cost of sales                                                -            -      1,307,712          406,868
                                                   -----------    ---------    -----------    -------------

         Gross profit                                        -            -        108,765           65,845

Selling, general and administrative expenses                 -            -         82,926           27,986

Restructuring and asset impairment charge                    -            -        146,391            1,230
                                                   -----------    ---------    -----------    -------------

         Operating income (loss)                             -            -       (120,552)          36,629

Interest expense (income), net                          41,812       20,598         (9,426)           3,554
                                                   -----------    ---------    -----------    -------------

         Income (loss) before provision for
         income taxes, equity in earnings of
         joint ventures and minority interest          (41,812)     (20,598)      (111,126)          33,075

Provision (benefit) for income taxes                   (14,216)      (7,003)       (37,785)          11,246
                                                   -----------    ---------    -----------    -------------

         Income (loss) before equity in
         earnings of joint ventures and
         minority interest                             (27,596)     (13,595)       (73,341)          21,829

Equity earnings in joint ventures and
      subsidiaries, net                                (44,686)     (72,282)             -                -

Minority interest, net                                       -       (5,764)             -           (3,966)
                                                   -----------    ---------    -----------    -------------
         Net income (loss)                         $   (72,282)   $ (91,641)   $   (73,341)   $      17,863
                                                   ===========    =========    ===========    =============

                                                   NON-GUARANTOR
                                                   UNRESTRICTED
                                                     COMPANIES     ELIMINATIONS   CONSOLIDATED
                                                   -------------   ------------   ------------
Revenues                                           $     209,580   $          -   $  2,098,770

Cost of sales                                            195,372              -      1,909,952
                                                   -------------   ------------   ------------

         Gross profit                                     14,208              -        188,818

Selling, general and administrative expenses               4,669              -        115,581

Restructuring and asset impairment charge                      -              -        147,621
                                                   -------------   ------------   ------------

         Operating income (loss)                           9,539              -        (74,384)

Interest expense (income), net                             5,582              -         62,120
                                                   -------------   ------------   ------------

         Income (loss) before provision for
         income taxes, equity in earnings of
         joint ventures and minority interest              3,957              -       (136,504)

Provision (benefit) for income taxes                       1,346              -        (46,412)
                                                   -------------   ------------   ------------

         Income (loss) before equity in
         earnings of joint ventures and
         minority interest                                 2,611              -        (90,092)

Equity earnings in joint ventures and
      subsidiaries, net                                        -        125,149          8,181

Minority interest, net                                         -              -         (9,730)
                                                   -------------   ------------   ------------
         Net income (loss)                         $       2,611   $    125,149   $    (91,641)
                                                   =============   ============   ============

TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
(AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                                              NON-GUARANTOR
                                                   R. J. TOWER     PARENT       GUARANTOR       RESTRICTED
                                                   CORPORATION    GUARANTOR     COMPANIES       COMPANIES
                                                   -----------    ---------    -----------    -------------
OPERATING ACTIVITIES:
Net income (loss)                                  $   (72,282)   $ (91,641)   $   (73,341)   $      17,863
Adjustments required to reconcile net income
     to net cash provided by (used in)
     operating activities
         Non-cash restructuring
           and asset impairment charge                       -            -        144,494            1,230
         Customer  recovery  related to
           program  cancellation                             -            -         15,600                -
         Depreciation                                        -            -         76,550           35,002
         Deferred income tax provision
           (benefit)                                         -            -        (52,151)           1,508
         Equity in earnings of joint ventures,
           net                                          (8,181)           -              -                -
         Changes in working capital and
           other operating items                      (248,025)      (5,469)       291,471           36,206
                                                   -----------    ---------    -----------    -------------
         Net cash provided by (used in)
           operating activities                       (328,488)     (97,110)       402,623           91,809
                                                   -----------    ---------    -----------    -------------

INVESTING ACTIVITIES:
    Capital expenditures, net                                -            -       (133,689)         (26,429)
    Acquisitions and other, net                        114,704       96,460       (155,559)               -
                                                   -----------    ---------    -----------    -------------
         Net cash provided by (used in)
                 investing activities                  114,704       96,460       (289,248)         (26,429)
                                                   -----------    ---------    -----------    -------------

FINANCING ACTIVITIES:
Proceeds from borrowings                             1,530,241            -          1,832           12,457

Repayment of debt                                   (1,316,457)           -         (5,988)         (63,104)

Net proceeds from issuance of stock                          -          650              -                -
                                                   -----------    ---------    -----------    -------------
         Net cash provided by (used for)
                  financing activities                 213,784          650         (4,156)         (50,647)
                                                   -----------    ---------    -----------    -------------
NET CHANGE IN CASH AND CASH
    EQUIVALENTS                                              -            -        109,219           14,733
CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                      -            -              -            9,191
                                                   -----------    ---------    -----------    -------------
CASH AND CASH EQUIVALENTS, END
    OF PERIOD                                      $         -    $       -    $   109,219    $      23,924
                                                   ===========    =========    ===========    =============

                                                   NON-GUARANTOR
                                                   UNRESTRICTED
                                                     COMPANIES     ELIMINATIONS   CONSOLIDATED
                                                   -------------   ------------   ------------
OPERATING ACTIVITIES:
Net income (loss)                                  $       2,611   $    125,149   $    (91,641)
Adjustments required to reconcile net income
     to net cash provided by (used in)
     operating activities
         Non-cash restructuring
           and asset impairment charge                         -              -        145,724
         Customer  recovery  related to
           program  cancellation                               -              -         15,600
         Depreciation                                      8,087              -        119,639
         Deferred income tax provision
           (benefit)                                         384              -        (50,259)
         Equity in earnings of joint ventures,
           net                                                 -              -         (8,181)
         Changes in working capital and
           other operating items                           8,127        (73,050)         9,260
                                                   -------------   ------------   ------------
         Net cash provided by (used in)
           operating activities                           19,209         52,099        140,142
                                                   -------------   ------------   ------------

INVESTING ACTIVITIES:
Capital expenditures, net                                (20,008)             -       (180,126)
Acquisitions and other, net                                    -        (52,099)         3,506
                                                   -------------   ------------   ------------
         Net cash provided by (used in)
                 investing activities                    (20,008)       (52,099)      (176,620)
                                                   -------------   ------------   ------------

FINANCING ACTIVITIES:
Proceeds from borrowings                                   4,267              -      1,548,797

Repayment of debt                                         (5,862)             -     (1,391,411)

Net proceeds from issuance of stock                            -              -            650
                                                   -------------   ------------   ------------
         Net cash provided by (used for)
                  financing activities                    (1,595)             -        158,036
                                                   -------------   ------------   ------------
NET CHANGE IN CASH AND CASH
    EQUIVALENTS                                           (2,394)             -        121,558
CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                    4,508              -         13,699
                                                   -------------   ------------   ------------
CASH AND CASH EQUIVALENTS, END
    OF PERIOD                                      $       2,114   $          -   $    135,257
                                                   =============   ============   ============

TOWER AUTOMOTIVE INC.
CONSOLIDATING BALANCE SHEETS AT DECEMBER 31, 2002
(AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                                             NON-GUARANTOR
                                                   R. J. TOWER     PARENT       GUARANTOR      RESTRICTED
                                                   CORPORATION    GUARANTOR     COMPANIES      COMPANIES
                                                   -----------    ---------    -----------   -------------
                ASSETS

Current assets:
        Cash and cash equivalents                  $         -    $       -    $         -   $       9,191
        Accounts receivable                                  -            -        151,774          84,224
        Inventories                                          -            -         82,765          40,051
        Deferred income taxes, net                           -            -         12,255           8,379
        Prepaid tooling and other                            -            -         55,453          41,699
                                                   -----------    ---------    -----------   -------------
            Total current assets                             -            -        302,247         183,544
                                                   -----------    ---------    -----------   -------------

Property, plant and equipment, net                           -            -        709,127         217,503
Investments in joint ventures                          260,898            -              -               -
Investment in subsidiaries                             404,864      512,076              -               -
Deferred income taxes, net                                   -            -         99,313          (2,712)
Goodwill                                                     -            -        328,308         144,659
Other assets, net                                        1,501       27,144         60,839          27,690
                                                   -----------    ---------    -----------   -------------
                                                   $   667,263    $ 539,220    $ 1,499,834   $     570,684
                                                   ===========    =========    ===========   =============

   LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities:
        Current maturities of long-term
            debt and capital lease obligations     $     8,352    $       -    $     4,274   $      18,932
        Accounts payable                                     -            -        285,585          91,803
        Accrued liabilities                              6,963        5,889        183,876          80,703
                                                   -----------    ---------    -----------   -------------
            Total current liabilities                   15,315        5,889        473,735         191,438
                                                   -----------    ---------    -----------   -------------

Long-term debt, net of current maturities              428,651            -         43,765          51,398

Obligations under capital leases, net of
        current maturities                                   -            -            370          21,050
Convertible subordinated notes                               -      199,984              -               -
Due to/(from) affiliates                              (337,294)    (443,582)       757,808          21,905
Other noncurrent liabilities                                 -        6,103        157,230          21,993
                                                   -----------    ---------    -----------   -------------
            Total noncurrent liabilities                91,357     (237,495)       959,173         116,346
                                                   -----------    ---------    -----------   -------------

Mandatorily redeemable trust
convertible preferred securities                             -      258,750              -               -

Stockholders' investment                               560,591      512,076         66,926         262,900
                                                   -----------    ---------    -----------   -------------
                                                   $   667,263    $ 539,220    $ 1,499,834   $     570,684
                                                   ===========    =========    ===========   =============

                                                   NON-GUARANTOR
                                                   UNRESTRICTED
                                                     COMPANIES     ELIMINATIONS   CONSOLIDATED
                                                   -------------   ------------   ------------
                ASSETS

Current assets:
        Cash and cash equivalents                  $       4,508   $          -   $     13,699
        Accounts receivable                               13,343              -        249,341
        Inventories                                       10,258              -        133,074
        Deferred income taxes, net                             -              -         20,634
        Prepaid tooling and other                          3,281              -        100,433
                                                   -------------   ------------   ------------
            Total current assets                          31,390              -        517,181
                                                   -------------   ------------   ------------

Property, plant and equipment, net                       146,989              -      1,073,619
Investments in joint ventures                                  -              -        260,898
Investment in subsidiaries                                     -       (916,940)             -
Deferred income taxes, net                                 9,098              -        105,699
Goodwill                                                       -              -        472,967
Other assets, net                                         10,347              -        127,521
                                                   -------------   ------------   ------------
                                                   $     197,824   $   (916,940)  $  2,557,885
                                                   =============   ============   ============

   LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities:
        Current maturities of long-term
            debt and capital lease obligations     $      88,912   $          -   $    120,470
        Accounts payable                                  40,339              -        417,727
        Accrued liabilities                                7,019              -        284,450
                                                   -------------   ------------   ------------
            Total current liabilities                    136,270              -        822,647
                                                   -------------   ------------   ------------

Long-term debt, net of current maturities                 11,406              -        535,220

Obligations under capital leases, net of
        current maturities                                 8,311              -         29,731
Convertible subordinated notes                                 -              -        199,984
Due to/(from) affiliates                                   1,163              -              -
Other noncurrent liabilities                              14,151              -        199,477
                                                   -------------   ------------   ------------
            Total noncurrent liabilities                  35,031              -        964,412
                                                   -------------   ------------   ------------

Mandatorily redeemable trust
convertible preferred securities                               -              -        258,750

Stockholders' investment                                  26,523       (916,940)       512,076
                                                   -------------   ------------   ------------
                                                   $     197,824   $   (916,940)  $  2,557,885
                                                   =============   ============   ============

TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
(AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                                             NON-GUARANTOR
                                                   R. J. TOWER     PARENT       GUARANTOR      RESTRICTED
                                                   CORPORATION    GUARANTOR     COMPANIES      COMPANIES
                                                   -----------    ---------    -----------   -------------
Revenues                                           $         -    $       -    $   464,484   $     123,622

Cost of sales                                                -            -        421,542         104,866
                                                   -----------    ---------    -----------   -------------

     Gross profit                                            -            -         42,942          18,756

Selling, general and administrative expenses                 -            -         27,072           8,065
                                                   -----------    ---------    -----------   -------------

     Operating income                                        -            -         15,870          10,691

Interest expense, net                                   10,518        2,828          1,201           1,060
                                                   -----------    ---------    -----------   -------------

     Income (loss) before provision for
     income taxes, equity in earnings of
     joint ventures and minority interest              (10,518)      (2,828)        14,669           9,631

Provision (benefit) for income taxes                    (3,681)        (990)         5,149           3,372
                                                   -----------    ---------    -----------   -------------

     Income (loss) before equity in
     earnings of joint ventures and
     minority interest                                  (6,837)      (1,838)         9,520           6,259

Equity earnings in joint ventures and
  subsidiaries, net                                     21,058       14,221              -               -

Minority interest, net                                       -       (2,838)             -          (1,299)
                                                   -----------    ---------    -----------   -------------
     Net income                                    $    14,221    $   9,545    $     9,520   $       4,960
                                                   ===========    =========    ===========   =============

                                                   NON-GUARANTOR
                                                   UNRESTRICTED
                                                     COMPANIES     ELIMINATIONS   CONSOLIDATED
                                                   -------------   ------------   ------------
Revenues                                           $      65,735   $          -   $    653,841

Cost of sales                                             61,059              -        587,467
                                                   -------------   ------------   ------------

     Gross profit                                          4,676              -         66,374

Selling, general and administrative expenses                 210              -         35,347
                                                   -------------   ------------   ------------

     Operating income                                      4,466              -         31,027

Interest expense, net                                      1,759              -         17,366
                                                   -------------   ------------   ------------

     Income (loss) before provision for
     income taxes, equity in earnings of                   2,707              -         13,661
     joint ventures and minority interest

Provision (benefit) for income taxes                         947              -          4,797
                                                   -------------   ------------   ------------

     Income (loss) before equity in
     earnings of joint ventures and
     minority interest                                     1,760              -          8,864

Equity earnings in joint ventures and
  subsidiaries, net                                            -        (31,218)         4,061

Minority interest, net                                       757              -         (3,380)
                                                   -------------   ------------   ------------
     Net income                                    $       2,517   $    (31,218)  $      9,545
                                                   =============   ============   ============

TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
(AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                                             NON-GUARANTOR
                                                   R. J. TOWER     PARENT       GUARANTOR      RESTRICTED
                                                   CORPORATION    GUARANTOR     COMPANIES      COMPANIES
                                                   -----------    ---------    -----------   -------------
Revenues                                           $         -    $       -    $ 1,480,305   $     401,458

Cost of sales                                                -            -      1,329,710         339,652
                                                   -----------    ---------    -----------   -------------

         Gross profit                                        -            -        150,595          61,806

Selling, general and administrative expenses                 -            -         76,185          22,895

Restructuring and asset impairment charge                    -            -         71,757           3,650
                                                   -----------    ---------    -----------   -------------

         Operating income                                    -            -          2,653          35,261

Interest expense (income), net                          35,992        8,472           (218)          2,896

Other (income) expense                                   1,993            -            946               -
                                                   -----------    ---------    -----------   -------------

         Income (loss) before provision for
         income taxes, equity in earnings of
         joint ventures and minority interest          (37,985)      (8,472)         1,925          32,365

Provision (benefit) for income taxes                   (13,294)      (2,965)           690          11,326
                                                   -----------    ---------    -----------   -------------

         Income (loss) before equity in
         earnings of joint ventures and
         minority interest                             (24,691)      (5,507)         1,235          21,039

Equity earnings in joint ventures and
        subsidiaries, net                              (76,154)    (100,845)             -               -

Minority interest, net                                       -       (8,515)             -          (3,267)
                                                   -----------    ---------    -----------   -------------

         Income (loss) before cumulative
         effect of change in accounting
         principle                                    (100,845)    (114,867)         1,235          17,772

Cumulative effect of change in accounting
       principle, net                                        -            -              -         (83,108)
                                                   -----------    ---------    -----------   -------------

         Net income (loss)                         $  (100,845)   $(114,867)   $     1,235   $     (65,336)
                                                   ===========    =========    ===========   =============

                                                   NON-GUARANTOR
                                                   UNRESTRICTED
                                                     COMPANIES     ELIMINATIONS   CONSOLIDATED
                                                   -------------   ------------   ------------
Revenues                                           $     191,057   $          -   $  2,072,820

Cost of sales                                            175,381              -      1,844,743
                                                   -------------   ------------   ------------

         Gross profit                                     15,676              -        228,077

Selling, general and administrative expenses               6,629              -        105,709

Restructuring and asset impairment charge                      -              -         75,407
                                                   -------------   ------------   ------------

         Operating income                                  9,047              -         46,961

Interest expense (income), net                             5,431              -         52,573

Other (income) expense                                    (3,839)             -           (900)
                                                   -------------   ------------   ------------

         Income (loss) before provision for
         income taxes, equity in earnings of
         joint ventures and minority interest              7,455              -         (4,712)

Provision (benefit) for income taxes                       2,608              -         (1,635)
                                                   -------------   ------------   ------------

         Income (loss) before equity in
         earnings of joint ventures and
         minority interest                                 4,847              -         (3,077)

Equity earnings in joint ventures and
        subsidiaries, net                                      -        189,722         12,723

Minority interest, net                                        55              -        (11,727)
                                                   -------------   ------------   ------------

         Income (loss) before cumulative
         effect of change in accounting
         principle                                         4,902        189,722         (2,081)

Cumulative effect of change in accounting
       principle, net                                    (29,678)             -       (112,786)
                                                   -------------   ------------   ------------

         Net income (loss)                         $     (24,776)  $    189,722   $   (114,867)
                                                   =============   ============   ============

TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
(AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                                             NON-GUARANTOR
                                                   R. J. TOWER     PARENT       GUARANTOR      RESTRICTED
                                                   CORPORATION    GUARANTOR     COMPANIES      COMPANIES
                                                   -----------    ---------    -----------   -------------
OPERATING ACTIVITIES:
Net income (loss)                                  $  (100,845)   $(114,867)   $     1,235   $     (65,336)
Adjustments required to reconcile net income
  (loss) to net cash provided by (used in)
  operating activities
           Cumulative effect of change in
                accounting principle                         -            -              -          83,108
           Restructuring and asset
           impairment charge                                 -            -         71,757           3,650
           Depreciation                                      -          973         74,495          23,336
           Deferred income tax provision
                (benefit)                                    -            -        (13,781)          1,120
           Gain on sale of plant                             -            -              -               -
           Equity in earnings of joint ventures,
                net                                    (12,723)           -              -               -
           Changes in working capital and
                other operating items                  256,388        4,366       (261,983)        (25,229)
                                                   -----------    ---------    -----------   -------------
           Net cash provided by (used in)
                operating activities                   142,820     (109,528)      (128,277)         20,649
                                                   -----------    ---------    -----------   -------------

INVESTING ACTIVITIES:
Capital expenditures, net                                    -            -        (48,255)        (42,281)
Acquisitions and other, net                             15,816      (97,852)       130,945               -
Proceeds from sale of fixed assets                           -            -         50,313               -
                                                   -----------    ---------    -----------   -------------
           Net cash provided by (used in)
                investing activities                    15,816      (97,852)       133,003         (42,281)
                                                   -----------    ---------    -----------   -------------

FINANCING ACTIVITIES:
Proceeds from borrowings                             1,484,888            -             93          86,793
Repayment of debt                                   (1,643,524)           -         (3,091)        (61,074)
Net proceeds from issuance of stock                          -      224,751              -               -
Payments for repurchase of common stock                      -      (17,371)             -               -
                                                   -----------    ---------    -----------   -------------
           Net cash provided by (used for)
                financing activities                  (158,636)     207,380         (2,998)         25,719
                                                   -----------    ---------    -----------   -------------

NET CHANGE IN CASH AND CASH
   EQUIVALENTS                                               -            -          1,728           4,087
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                       -            -          2,444          15,146
                                                   -----------    ---------    -----------   -------------
CASH AND CASH EQUIVALENTS, END
   OF PERIOD                                       $         -    $       -    $     4,172   $      19,233
                                                   ===========    =========    ===========   =============

                                                   NON-GUARANTOR
                                                   UNRESTRICTED
                                                     COMPANIES     ELIMINATIONS   CONSOLIDATED
                                                   -------------   ------------   ------------
OPERATING ACTIVITIES:
Net income (loss)                                  $     (24,776)  $    189,722   $   (114,867)
Adjustments required to reconcile net income
  (loss) to net cash provided by (used in)
  operating activities
           Cumulative effect of change in
                accounting principle                      29,678              -        112,786
           Restructuring and asset
           impairment charge                                   -              -         75,407
           Depreciation                                    3,404              -        102,208
           Deferred income tax provision
                (benefit)                                      -              -        (12,661)
           Gain on sale of plant                          (3,839)             -         (3,839)
           Equity in earnings of joint ventures,
                net                                            -              -        (12,723)
           Changes in working capital and
                other operating items                        173       (100,921)      (127,206)
                                                   -------------   ------------   ------------
           Net cash provided by (used in)
                operating activities                       4,640         88,801         19,105
                                                   -------------   ------------   ------------

INVESTING ACTIVITIES:
Capital expenditures, net                                (17,828)             -       (108,364)
Acquisitions and other, net                                4,004        (88,801)       (35,888)
Proceeds from sale of fixed assets                             -              -         50,313
                                                   -------------   ------------   ------------
           Net cash provided by (used in)
                investing activities                     (13,824)       (88,801)       (93,939)
                                                   -------------   ------------   ------------

FINANCING ACTIVITIES:
Proceeds from borrowings                                  13,832              -      1,585,606
Repayment of debt                                         (6,306)             -     (1,713,995)
Net proceeds from issuance of stock                            -              -        224,751
Payments for repurchase of common stock                        -              -        (17,371)
                                                   -------------   ------------   ------------
           Net cash provided by (used for)
                financing activities                       7,526              -         78,991
                                                   -------------   ------------   ------------

NET CHANGE IN CASH AND CASH
   EQUIVALENTS                                            (1,658)             -          4,157
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                     4,177              -         21,767
                                                   -------------   ------------   ------------
CASH AND CASH EQUIVALENTS, END
   OF PERIOD                                       $       2,519   $          -   $     25,924
                                                   =============   ============   ============

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2003 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

Revenues. Revenues for the three months ended September 30, 2003 were $623.0 million, a 4.7 percent decrease, compared to $653.8 million for the three months ended September 30, 2002. The decrease of $30.8 million comprises net volume declines of $36.3 million, primarily in the following platforms: Dodge Dakota/Durango series and Ford Explorer, Taurus, and Expedition, and the Hyundai/Kia labor disruptions, offset by volume increases primarily in the Dodge Ram, Ford F-Series and Lincoln SUV and GM Cadillac CTS and various Volkswagen platforms. The net volume decline of $36.3 million comprises a $38.6 million decrease in the Company's value-added revenue platforms and a non-value-added module assembly revenue increase of $2.3 million. In addition, the foreign exchange rate effect in Europe and Asia increased revenues by $12.3 million in the third quarter of 2003, offset by a decline in revenues of $6.8 million attributable to pricing and economic conditions.

Cost of Sales. Cost of sales as a percent of revenues for the three months ended September 30, 2003 was 94.2 percent compared to 89.8 percent for the three months ended September 30, 2002. Gross profit decreased $30.6 million from $66.4 million in the 2002 period to $35.8 million in the 2003 period and is attributable to the combined effects of: (i) $15.4 million decline in gross profit on value-added revenue decreases of $38.6 million (of which $3.9 million is related to the Hyundai/Kia labor disruptions which reduced sales by $12.9 million), (ii) $6.8 million in negative profit effect of pricing and cost economics, (iii) $12.9 million of launch costs related primarily to new programs launched for Volvo, Ford, Nissan and GM, offset by (iv) $4.5 million in operational performance improvements in the 2003 period. As stated above, the Company's module assembly revenues increased by $2.3 million in the 2003 period over the 2002 period which do not contribute significantly to an increase in gross profits.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $41.8 million, or 6.7 percent of revenues, for the three months ended September 30, 2003 compared to $35.3 million, or 5.4 percent of revenues, for the three months ended September 30, 2002. The $6.5 million increase in expense is due to increased compensation expenses related to executive leadership retirement and recruitment of $4.4 million and increased legal and professional costs of $2.1 million.

Interest Expense, net. Interest expense (net of interest income) for the three months ended September 30, 2003 was $27.3 million compared to $17.4 million for the three months ended September 30, 2002. The $9.9 million increase in net interest expense is attributable to $8.0 million of interest related to the $258 million senior notes, $4.5 million related to the Trust Preferred Securities which was previously recorded as minority interest, an increase of $0.2 million due to higher short term rates, and a decrease of $0.1 in interest income offset by lower interest expense of $1.4 million on decreased revolver borrowings and increased capitalized interest on construction projects in the 2003 period of $1.5 million.

Income Taxes. The effective income tax rate was 34.0 percent and 35.0 percent for the third quarters of 2003 and 2002, respectively. The effective tax rate reflects the actual rates in the tax jurisdictions in which the Company operates, adjusted for permanent differences.

Equity in Earnings of Joint Ventures, net. Equity in earnings of joint ventures, net of tax, was $4.4 million and $4.1 million for the three months ended September 30, 2003 and 2002, respectively. These amounts represent the Company's share of the earnings from its joint venture interests in Metalsa, Yorozu, and DTA Development. The Company's share of Metalsa's joint venture earnings has increased quarter over quarter by $0.1 million and Yorozu's joint venture earnings has increased quarter over quarter by $0.2 million.

Minority Interest, net. Minority interest, net of tax, was $1.1 million and $3.4 million for the three months ended September 30, 2003 and 2002, respectively. Minority interest in the 2003 period represents the minority interest held by the 40 percent joint venture partners in Tower Golden Ring. Minority interest in the 2002 period represents dividends, net of income tax benefits, on the 6 3/4% Trust Preferred Securities and the minority interest held by the 40 percent joint venture partners in Tower Golden Ring. The decrease is due to the adoption of FIN 46 (see "Recently Issued Accounting Pronouncements") during the third quarter of 2003, which requires the dividends previously recorded as minority interest to be classified as interest expense.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2003 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

Revenues. Revenues for the nine months ended September 30, 2003 were $2,098.8 million, a 1.3 percent increase, compared to $2,072.8 million for the prior period. The increase of $26.0 comprises positive foreign exchange rate effect in Europe and Asia of $54.1 million in the first nine months of 2003, offset by a decline in revenues of $12.3 million attributable to the sale of the Iwahri, Korea plant which occurred during the first quarter of 2002 and $8.0 million attributable to pricing and economic conditions. In addition, net volume decreases of $7.8 million occurred primarily in the following platforms: Dodge Dakota/Durango series, Chrysler LH and Concord platforms and the Ford Explorer and Taurus platforms offset by volume increases primarily in the Dodge Ram, GM Cadillac CTS, Ford F-Series and Lincoln SUV and various Volkswagen and Hyundai/Kia platforms. The net volume decrease of $7.8 million comprises a $22.3 million decrease in the Company's value-added revenue platforms, offset by a non-value-added module assembly revenue increase of $14.5 million.

Cost of Sales. Cost of sales as a percent of revenues for the nine months ended September 30, 2003 was 91.0 percent compared to 89.0 percent for the prior period. Gross profit decreased $39.3 million from $228.1 million in the 2002 period to $188.8 million in the 2003 period and is attributable to the combined effects of: (i) $16.7 million in negative profit effect of pricing and cost economics, (ii) $16.7 million of launch costs related primarily to new programs launched for Volvo, Ford, Nissan and GM (iii) lease expense of $4.7 million not present in the 2002 period, (iv) $13.3 million decline in gross profit on value-added revenue decreases of $22.3 million, offset by (v) $4.3 million in positive foreign exchange rate effect on gross profit and (vi) $7.8 million in operational performance improvements in the 2003 period. As stated above, the Company's module assembly revenues increased by $14.5 million in the 2003 period over the 2002 period which do not contribute significantly to an increase in gross profits.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $115.6 million, or 5.5 percent of revenues, for the nine months ended September 30, 2003 compared to $105.7 million, or 5.1 percent of revenues, for the prior period. The $9.9 million increase in expense is due primarily to increased compensation expenses of $5.8 million, primarily related to executive leadership retirement and recruitment costs of $4.4 million, increased legal and professional costs of $2.1 million and increased program management costs of $2.0 million related to engineering and support activities.

Interest Expense, net. Interest expense (net of interest income) for the nine months ended September 30, 2003 was $62.1 million compared to $52.6 million for the prior period. The $9.5 million increase in net interest expense is attributable to (i) increased interest of $9.6 million related to the $258 million senior notes (ii) $4.5 million related to the Trust Preferred Securities which was previously recorded as minority interest, and (iii) an increase of $0.3 million due to higher short term rates, offset by (iv) decreased interest costs of $2.7 million due to decreased revolver borrowings during the first nine months of 2003 compared to the first nine months of 2002 and (v) increased capitalized interest on construction projects in the 2003 period of $2.2 million.

Income Taxes. The effective income tax rate was 34.0 percent and 34.7 percent for the nine months ended September 30, 2003 and 2002, respectively. The effective tax rate reflects the actual rates in the tax jurisdictions in which the Company operates, adjusted for permanent differences.

Equity in Earnings of Joint Ventures, net. Equity in earnings of joint ventures, net of tax, was $8.2 million and $12.7 million for the nine months ended September 30, 2003 and 2002, respectively. These amounts represent the Company's share of the earnings from its joint venture interests in Metalsa, Yorozu, and DTA

Development. The Company's share of joint venture earnings in Metalsa has decreased by $5.0 million and increased by $0.3 million and $0.2 million for Yorozu and DTA, respectively.

Minority Interest, net. Minority interest, net of tax, was $9.7 million and $11.7 million for the nine months ended September 30, 2003 and 2002, respectively. Minority interest in the 2003 period represents the minority interest held by the 40 percent joint venture partners in Tower Golden Ring and dividends, net of income tax benefits, on the Preferred Securities, through June 2003. Minority interest in the 2002 period represents dividends, net of income tax benefits, on the Preferred Securities and the minority interest held by the 40 percent joint venture partners in Tower Golden Ring. The decrease is due to the adoption of FIN 46 (see "Recently Issued Accounting Pronouncements") during the third quarter of 2003, which requires the dividends previously recorded as minority interest to be classified as interest expense.

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

RESTRUCTURING AND ASSET IMPAIRMENT CHARGE

The Company's growth through acquisitions coincided with an extended period of high automotive production that resulted in higher levels of utilization of the Company's acquired resources and capacity and contributed to periods of strong operating results. During the second half of 2000, the Company focused its efforts on reducing the capacity of the enterprise and improving the efficiency of its continuing operations. Beginning in the fourth quarter of 2000, the
Company: (i) divested its non-core heavy truck business, (ii) consolidated its manufacturing operations by closing manufacturing locations in Kalamazoo, Michigan; Sebewaing, Michigan; and certain operations in Milwaukee, Wisconsin,
(iii) reduced redundant overhead through a consolidation of its technical activities and a reduction of other salaried colleagues, (iv) reorganized the management of its U.S. and Canada region, (v) discontinued remaining stamping and ancillary processes performed at its Milwaukee Press Operations and relocated remaining work to other locations or Tier II suppliers, and (vi) transferred production of high-volume frame assemblies for the Ford Ranger from its Milwaukee facility to its Bellevue I facility in Bellevue, Ohio. These actions were accomplished through four restructuring events. The first restructuring was initiated in October 2000 (the "2000 Plan"), the second restructuring was initiated in October 2001 (the "2001 Plan"), the third restructuring was initiated in January 2002 (the "2002 Plan"), and the fourth restructuring was initiated in May 2003 (the "2003 Plan"). There are cash costs remaining to be paid in connection with the 2001 Plan, 2002 Plan, and 2003 Plan; these plans are described in further detail below.

The Company announced in October 2003 additional plans to consolidate its North American operations and management, reconfigure its Grand Rapids, MI corporate activities and close its Rochester Hills, MI prototype tooling facility. Qualified restructuring costs relating to these activities will begin to be recognized by the Company commencing in the fourth quarter of 2003.

Under the 2003 Plan, the Company expects to realize annual cash savings of approximately $10 million beginning in 2004. Under the 2002 Plan, the Company has realized cash savings of approximately $14 million during the first nine months of 2003 and expects to realize an additional $2 million of cash savings through the remainder of 2003. Under the 2001 Plan, the Company has realized cash savings of approximately $18 million during the first nine months of 2003 and expects to realize an additional $6 million of cash savings through the remainder of 2003. These cash savings from permanent payroll reductions are expected to be realized annually.

NON-RESTRUCTURING ASSET IMPAIRMENTS

During the third quarter of 2003, the Company evaluated the current operating plans and current and forecasted business for three of its frame assembly plants. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company determined that there were indicators of impairment present for each of the facilities based upon the potential for new business and evaluation of pricing. Cash flow projections were prepared which indicated that there were not sufficient cash flows projected to support the carrying value of the long-lived assets at these facilities and they were written down to their fair value based upon discounted cash flows. The asset write-offs consisted of property and equipment totaling $122.7 million and are included in the $124.6 million restructuring and asset impairment charge line item in the condensed consolidated statement of operations for the three months ended September 30, 2003. The non-restructuring related asset impairment charges recorded during the third quarter 2003 are within the United States/Canada reportable segment. The additional $1.9 million charge recorded in the restructuring and asset impairment line during the quarter ended September 30, 2003 related to cash charges, primarily severance, associated with the 2003 restructuring plan discussed below.

MILWAUKEE RANGER (2003 PLAN):

On May 27, 2003, the Company announced that it would transfer the production of high-volume frame assemblies for the Ford Ranger from its Milwaukee facility to its Bellevue I facility in Bellevue, Ohio. The relocation of the Milwaukee Ranger production line is expected to be completed by June 2004 and the Company expects to realize annual cash savings, related primarily to reduced labor costs, of approximately $10 million following the full completion of the move. As a result of the 2003 Plan, the Company has recorded a $25.0 million pre-tax restructuring and asset impairment charges through September 30, 2003. These charges reflect estimated qualifying "exit costs" comprising cash charges of $4.7 million, pension and other post-retirement benefit plan curtailment costs of $7.7 million and non-cash asset impairment charges of $12.6 million. In connection with this activity, the Company expects to incur total restructuring charges of approximately $40 million as the costs are incurred in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The Company expects to recognize the remaining charges of approximately $15 million of additional severance costs in future periods as the affected colleagues reach the end of their respective employment periods. The costs incurred to date as well as the costs expected to be incurred relating to the 2003 Plan are within the United States/Canada reportable segment. The 2003 Plan will result in a reduction of approximately 250 colleagues, with the eliminations commencing in the fourth quarter of 2003. The estimated restructuring charge does not cover certain aspects of the 2003 Plan, including movement of equipment and colleague relocation and training. These costs will be recognized in future periods as incurred.

The accrual for the 2003 Plan is included in accrued liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2003. The table below summarizes the accrued operational realignment and other charges related to the 2003 Plan through September 30, 2003 (in millions):

                                  ASSET       SEVERANCE AND
                                IMPAIRMENT    OUTPLACEMENT    OTHER EXIT
                                  COSTS           COSTS          COSTS    TOTAL
                                ----------    -------------   ----------  ------
Provision                         $ 12.6          $  2.8        $  7.7    $ 23.1
Additional provision                  --             1.9            --       1.9
Cash usage                            --            (3.1)           --      (3.1)
Non-cash charges                   (12.6)             --          (7.7)    (20.3)
                                  ------          ------        ------    ------
Balance at September 30, 2003     $   --          $  1.6        $   --    $  1.6
                                  ======          ======        ======    ======

During the second quarter of 2003, the Company charged $7.7 million of other exit costs from the 2003 Plan restructuring reserves for expected curtailment cost against the pension liability accrual.

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

The accrual for the 2002 Plan is included in accrued liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2003. The table below summarizes the accrued operational realignment and other charges related to the 2002 Plan through September 30, 2003 (in millions):

                                       SEVERANCE AND
                                       OUTPLACEMENT   OTHER EXIT
                                          COSTS          COSTS     TOTAL
                                       ------------   ----------   -----
Balance at December 31, 2002             $    3.5      $    1.0    $ 4.5
Cash usage                                   (1.8)         (1.0)    (2.8)
Revision of estimate associated with
  2002 plan                                  (0.7)           --     (0.7)
                                         --------      --------    -----
Balance at September 30, 2003            $    1.0      $     --    $ 1.0
                                         ========      ========    =====

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

The accrual for the 2001 Plan is included in accrued liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2003. The table below summarizes the accrued operational realignment and other charges related to the 2001 Plan through September 30, 2003 (in millions):

                                       SEVERANCE AND
                                       OUTPLACEMENT   OTHER EXIT
                                          COSTS          COSTS     TOTAL
                                       ------------   ----------   -----
Balance at December 31, 2002             $    1.0       $  8.3     $ 9.3
Cash usage                                   (1.0)        (4.2)     (5.2)
Revision of estimate associated
  with 2001 plan                               --          0.7       0.7
                                         --------       ------     -----
Balance at September 30, 2003            $     --       $  4.8     $ 4.8
                                         ========       ======     =====

The remaining other exit costs relate primarily to the present value of operating lease payments that the Company is obligated to pay through 2010.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH

The Company's principal sources of cash are cash flow from operations, commercial borrowings and capital markets activities. During the nine months ended September 30, 2003, the Company generated $140.1 million of cash from operations. This compares with $19.1 million generated during the same period in 2002. Net income before depreciation, deferred income taxes, gain on sale of plant, equity in joint venture earnings, non-cash restructuring and asset impairment charges, and cumulative effect of change in accounting principle was $115.2 million and $146.3 million for the 2003 and 2002 periods, respectively. In the 2003 period, operating cash flow was increased by $15.6 million by a customer recovery related to program cancellation. Operating cash flow was reduced by $11.1 million in 2003 and $30.6 million in 2002 for cash restructuring payments, and was increased by net tax refunds of $0.3 million and decreased by net tax payments of $1.3 million in the 2003 and 2002 periods, respectively. Operating cash flow was also reduced in the 2003 and 2002 periods by $20.8 million and $28.0 million, respectively, for required pension contributions. Expected pension contribution funding requirements of the Company for the remainder of 2003 are approximately $6 million. In total, working capital and other operating items increased operating cash flow by $9.3 million during 2003 and decreased cash flow by $127.2 million during 2002.

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

The issuance of common stock under the underwritten primary offering of 17.25 million shares completed in May 2002 contributed $222.4 million to the cash flow of the 2002 period. The issuance of stock from the Company's colleague stock purchase plan and option plans contributed an additional $0.7 million and $2.4 million to cash flow for the 2003 and 2002 periods, respectively. Repurchases of common stock used $17.4 million in cash in the 2002 period.

In June 2003, R.J. Tower Corporation (the "Issuer"), a wholly-owned subsidiary of the Company, completed a senior note offering with a face amount of $258 million and a 12 percent interest rate. The notes were discounted upon issuance to yield 12.5 percent, payable semi-annually. The notes are recorded in the Company's condensed consolidated balance sheet net of discount of $7.1 million as of September 30, 2003. The notes rank equally with all of the Company's other senior unsecured and unsubordinated debt and mature on June 1, 2013.

In June 2003, the Company completed an amendment to its senior credit facility (the "Credit Agreement") to reduce the borrowing capacity of the facility and provide for amended financial covenants in order to enhance overall liquidity. The amendment reduced the former $725 million facility to a $600 million facility. The term portion of the facility increased from $125 million to $240 million, and the revolver portion decreased from $600 million to $360 million. The amount available to borrow under the revolver portion of the credit facility is restricted by $44 million of permanent letters of credit, and is also restricted by $200 million to provide flexibility for the Company to redeem its $200 million convertible subordinated notes (due August 1, 2004), in the event it elects to do so without refinancing the convertible notes in another manner. The Credit Agreement also includes a multi-currency borrowing feature that allows the Company to borrow up to $316 million in certain freely tradable offshore currencies, and letters of credit sublimits of $250 million. As of September 30, 2003, there were no revolver borrowings outstanding. Interest on the Credit Agreement is at the financial institutions' reference rate, LIBOR, or the Eurodollar rate plus a margin ranging from 100 to 325 basis points depending on the ratio of the consolidated funded debt for restricted subsidiaries of the Company to its total EBITDA. The weighted average interest rate for such borrowings was 5.0 percent for the nine months ended September 30, 2003 (including the effect of the interest rate swap contract discussed below). The Credit Agreement has a final maturity of 2006.

At September 30, 2003, the Company had no borrowings under its revolving credit facility of $360 million. In order to borrow under the revolving facility, the Company must meet certain covenant ratio requirements, including but not limited to a minimum interest coverage and maximum leverage ratio. Under the most restrictive covenants, the amount of unused availability under the revolving facility was $71.5 million at September 30, 2003, compared to unused availability of $221.4 million at September 30, 2002. However, due to the restrictions discussed above, availability due to revolver capacity limits is reduced to $53.0 million at September 30, 2003. The revolver availability combined with the Company's cash balances of $135.3 million and $25.9 million as of September 30, 2003 and 2002, respectively, produced total available liquidity of $188.3 million and $247.3 million for those same periods. The $59.0 million decrease in available liquidity between the periods resulted from the increase in indebtedness (as defined in the credit agreement) and reduced revolver capacity under the amended credit agreement, offset by an increase in trailing four quarter EBITDA (as defined in the credit agreement) and an increase in cash between the periods. The covenant conditions contained in the credit agreement also limit the Company's ability to pay dividends. As of September 30, 2003, the Company was in compliance with all debt covenants and anticipates achieving covenant compliance for the remainder of 2003.

In July 2000, R. J. Tower Corporation (the "Issuer"), a wholly-owned subsidiary of the Company, issued Euro-denominated senior unsecured notes in the amount of
(euro)150 million ($174.8 million at September 30, 2003). The notes bear interest at a rate of 9.25 percent, payable semi-annually. The notes rank equally with all of the Company's other senior unsecured and unsubordinated debt and mature on August 1, 2010.

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

USES OF CASH

The Company's principal uses of cash are debt repayment, capital expenditures and acquisitions and investments in joint ventures. Net cash used in investing activities was $176.6 million during the nine months ended September 30, 2003, as compared to $93.9 million in the prior period. Dividends received from investments in joint ventures increased investing cash flows by $3.5 million in the 2003 period. Earnout payments offset by net proceeds received from the sale of a plant, reduced investing cash flows by

$35.9 million in the 2002 period. The Company is reviewing the merits of acquiring, from its joint venture partner, the remaining 34 percent interest in Seojin. Seojin is currently owed a note receivable of approximately $8 million from this minority interest partner, which became due in March 2003. The minority interest partner's shares in Seojin are pledged as collateral for the note receivable. In order to enforce the collateral agreement, the Company must purchase the remaining shares from its joint venture partner, the terms of which are being negotiated. The Company believes that Seojin has adequate financing resources under its local revolving debt facilities, which are not covered under the Company's Credit Agreement, or can secure new local financing, if necessary, in order to fund any additional purchase of shares. If the Company were to acquire these remaining shares, the Company would own 100 percent of Seojin.

Net capital expenditures were $180.1 million and $108.4 million during the nine months ended September 30, 2003 and 2002, respectively. Capital expenditures in 2003 include significant investments to support major product launches. The Company estimates its 2003 capital expenditures will be approximately $240 million, compared to previous estimates of approximately $200 million. This increase is primarily associated with additional spending at the Company's new facility in Ford's supplier park in Chicago. Where appropriate, the Company may lease rather than purchase such equipment, which would have the effect of reducing this anticipated level of capital expenditures. The Company leases certain equipment utilized in its operations under operating lease agreements. The Company intends to continue to utilize operating lease financing on occasion when the effective interest rate equals or is lower than the Company's financing costs and the lease terms match the expected life of the respective program. Annual operating lease payments under the Company's lease agreements range from $51 million to $62 million for the next five years.

Net cash provided by financing activities totaled $158.0 million and $79.0 million for the nine months ended September 30, 2003 and 2002, respectively. Net increased borrowings were $157.4 million for the 2003 period, and net repayments of debt were $128.4 million for the comparable 2002 period.

WORKING CAPITAL

The Company maintained significant negative levels of working capital of $387.9 million and $305.5 million as of September 30, 2003 and December 31, 2002, respectively, as a result of its continuing focus on minimizing the cash flow cycle. The $82.4 million net decrease in working capital in 2003 was due to the combined effects of a $9.7 million decrease in inventory, a $188.2 increase in current maturities primarily due to the reclassification of the $200 million Convertible Subordinated Notes to current maturities, and a $165.9 million net increase in accounts payable and accrued liabilities resulting primarily from the increase in tooling payables at September 30, 2003, and a $3.7 million decrease in the current net deferred tax asset, offset by a $121.6 million increase in cash primarily attributable to net proceeds of approximately $244 million related to the senior note offering completed in June 2003, a $66.2 million timing related increase in accounts receivable and a $97.3 million timing-related increase in prepaid tooling and other current assets. The Company's management of its accounts receivable includes participation in specific receivable programs with key customers that allow for accelerated collection of receivables, subject to interest charges ranging from 4.6 percent to 6.0 percent at an annualized rate. The Company expects to continue its focus on maintaining a large negative working capital position through the efforts discussed above and continued focus on minimizing the length of the cash flow cycle.

The Company believes that funds generated by operations together with the available borrowing capacity under its credit agreement, should provide sufficient liquidity and capital resources to pursue its business strategy for the foreseeable future, with respect to working capital, capital expenditures, and other operating needs. The Company anticipates that it will meet its liquidity requirements through the prudent use of its cash resources, effective management of operating working capital and capital expenditures and also employing other potential financing and strategic alternatives, as required. Certain assumptions underlie this belief, including among others, that there will be no material adverse developments in the Company's business, the automotive market in general, or the Company's anticipated activities and costs associated with its new program launches scheduled for the next twelve months.

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

At September 30, 2003, Tower Automotive had total debt and obligations under capital leases of $1.3 billion. The debt is composed of fixed rate debt of $1,044.5 million and floating rate debt of $290.0 million. The pre-tax earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt would be approximately $2.9 million, holding other variables constant. A one percentage point increase in interest rates would not materially impact the fair value of the fixed rate debt.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement requires that certain financial instruments previously accounted for as equity under previous guidance be classified as liabilities in statements of financial position. Such financial instruments include (i) mandatorily redeemable shares that the issuer is obligated to buy back in exchange for cash or other assets,
(ii) instruments, including put options and forward purchase contracts, that require the issuer to buy back some of its shares in exchange for cash or other assets and (iii) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer's shares. SFAS No. 150 became effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003, did not have a material impact on the Company's results of operations or financial condition.

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

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of certain variable interest entities. FIN 46 is effective for variable interests created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities in which the Company holds a variable interest that it acquired before February 1, 2003, the Interpretation applies in the fourth quarter of 2003. The Company has elected to adopt the provisions of FIN 46 early (July 1, 2003) as it relates to the securities issued by the Tower Automotive Capital Trust. The Company has determined that, under FIN 46, the trust which issued its mandatorily redeemable convertible preferred securities will no longer be consolidated by the Company. For the quarter ended September 30, 2003, the Company has modified its presentation of the securities by recording an amount due to the trust of $258.8 million as debt, and recording interest expense on the related obligation (previously recorded as minority interest, net of tax). Pursuant to the transition guidance in FIN 46, the Company has elected to adopt FIN 46 on a prospective basis. As a result, prior periods have not been reclassified to the new presentation. The Company does not anticipate any further impact from FIN 46, but will monitor interpretations as they are issued, prior to fully adopting the Statement in the fourth quarter of 2003.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this Form 10-Q or incorporated by reference herein, are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). When used in this Form 10-Q, the words "anticipate," "believe," "estimate," "expect," "intends", "project", "plan" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside the control of the Company, such as risks relating to: (i) the degree to which the Company is leveraged and the ability to generate sufficient cash flow from operations to meet future liquidity needs; (ii) the Company's reliance on major customers and selected vehicle platforms; (iii) the cyclicality and seasonality of the automotive market; (iv) the failure to realize the benefits of recent acquisitions and joint ventures; (v) the Company's ability to obtain new business on new and redesigned models; (vi) the Company's ability to achieve the anticipated volume of production from new and planned supply programs; (vii) the general economic or business conditions affecting the automotive industry (which is dependent on consumer spending), either nationally or regionally, being less favorable than expected; (viii) the Company's failure to develop or successfully introduce new products; (ix) increased competition in the automotive components supply market; (x) unforeseen problems associated with international sales, including gains and losses from foreign currency exchange;
(xi) implementation of or changes in the laws, regulations or policies governing the automotive industry that could negatively affect the automotive components supply industry; (xii) changes in general economic conditions in the United States and Europe; and (xiii) various other factors beyond the Company's control. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements.

ITEM 4: DISCLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

With the participation of management, the Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a -- 15(e) and 15d -- 15(e)) have concluded that as of September 30, 2003, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities in connection with the Company's filing of its Quarterly Report on Form 10-Q for the nine months ended September 30, 2003.

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

               Exhibit 31.2 - Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               Exhibit 32.1 - Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               Exhibit 32.2 - Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) During the quarter for which this report is filed, the Company filed the following Form 8-K Current Reports with the Securities and Exchange Commission:

               1. The Company's Current Report on Form 8-K dated July 22, 2003, under Item 9 (Commission File No. 1-12733).

               2. The Company's Current Report on Form 8-K dated July 29, 2003, under Item 9 (Commission File No. 1-12733).

               3. The Company's Current Report on Form 8-K dated August 13, 2003, under Item 9 (Commission File No. 1-12733).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TOWER AUTOMOTIVE, INC.

Date: November 12, 2003         By /s/ Kathy J. Johnston
                                   ------------------------------------
                                   Kathy J. Johnston
                                   Vice President
                                   (principal accounting and financial officer)