Form 10-K
period 2003-12-31
TOWER AUTOMOTIVE INC
filed 2004-03-08
CIK 925548

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                             ---------------------
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   For the fiscal year ended:            Commission file number:
        DECEMBER 31, 2003                        1-12733

                             ---------------------
                             TOWER AUTOMOTIVE, INC.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      41-1746238
           (State of Incorporation)                 (I.R.S. Employer Identification No.)

             27175 HAGGERTY ROAD                                   48377
                NOVI, MICHIGAN                                   (Zip Code)
   (Address of Principal Executive Offices)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (248) 675-6000

        5211 CASCADE ROAD SE -- SUITE 300, GRAND RAPIDS, MICHIGAN 49546
         (Former Name or Former Address, if Changed Since Last Report)
                             ---------------------

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

     As of February 27, 2004, 57,341,805 shares of Common Stock of the Registrant were outstanding. As of June 30, 2003, the aggregate market value of the Common Stock of the Registrant (based upon the last reported sale price of the Common Stock at that date by the New York Stock Exchange), excluding shares owned beneficially by affiliates, was approximately $199,152,000.

     Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its annual meeting to be held May 20, 2004 (the "2004 Proxy Statement").

                             TOWER AUTOMOTIVE, INC.

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----
PART I
  Item 1.           Business....................................................     1
  Item 2.           Properties..................................................    10
  Item 3.           Legal Proceedings...........................................    11
  Item 4.           Submission of Matters to a Vote of Security Holders.........    12
  Additional Item.  Executive Officers..........................................    12
PART II
  Item 5.           Market for Registrant's Common Equity and Related
                    Stockholder Matters.........................................    14
  Item 6.           Selected Financial Data.....................................    15
  Item 7.           Management's Discussion and Analysis of Results of
                    Operations and Financial Condition..........................    16
  Item 7A.          Quantitative and Qualitative Disclosure about Market Risk...    38
  Item 8.           Financial Statements and Supplementary Data.................    39
  Item 9.           Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure....................................    90
  Item 9A.          Disclosure Controls and Procedures..........................    90
PART III
  Item 10.          Directors and Executive Officers of the Registrant..........    90
  Item 11.          Executive Compensation......................................    91
  Item 12.          Security Ownership of Certain Beneficial Owners and
                    Management..................................................    91
  Item 13.          Certain Relationships and Related Transactions..............    92
  Item 14.          Principal Accountant Fees and Services......................    92
PART IV
  Item 15.          Exhibits, Financial Statement Schedules, and Reports on Form
                    8-K.........................................................    92

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

  BACKGROUND OF COMPANY

     Tower Automotive, Inc. and its subsidiaries (collectively referred to as the "Company" or "Tower Automotive") is a leading global designer and producer of structural components and assemblies used by every major automotive original equipment manufacturer ("OEM"), including Ford, DaimlerChrysler, Renault/Nissan, Volkswagen Group, General Motors ("GM"), Toyota, Honda, BMW, Fiat, Hyundai/Kia, Mazda, and Isuzu. The Company's current products include automotive body structural stampings and assemblies including exposed sheet metal ("Class A") components, lower vehicle structural stampings and assemblies, suspension components, modules and systems. The Company believes it is the largest independent global supplier of structural components and assemblies to the automotive market (based on net revenues).

     The Company has over 60 manufacturing, product development, and administrative facilities located in the United States, Canada, Mexico, Germany, Belgium, Poland, Slovakia, Italy, France, Spain, Japan, China, Korea, Brazil, and India. The Company continues to broaden its geographic coverage and strengthen its ability to supply products on a global basis as a result of targeted organic growth and disciplined operations excellence and quality initiatives.

     Since its inception in April 1993, when the Company was formed to acquire
R. J. Tower Corporation, the Company's revenues have grown rapidly through internal growth and acquisitions. From 1993 to 2000, the Company has successfully completed 14 acquisitions and established six joint ventures in China, Mexico, Korea, Japan and the United States. As a result of these acquisitions and internal growth, the Company's revenues have increased from approximately $86 million in 1993 to approximately $2.8 billion in 2003. The Company's North American average content per vehicle has increased from $6.23 in 1993 to $124.99 in 2003.

     The Company operates in the structural metal segment of the automotive supply industry, which saw significant consolidation recently. In order to lower costs and improve quality, OEMs are reducing their supplier base by awarding sole-source contracts to broadly capable suppliers who are able to supply large portions of a vehicle on a global basis. OEMs' criteria for supplier selection include cost, quality, responsiveness, full-service design, engineering and program management capabilities. OEMs are increasingly seeking suppliers capable of providing complex structural assemblies rather than suppliers who only provide individual component parts. In addition, OEMs are increasingly requiring their suppliers to have the capability to design and manufacture their products in multiple geographic markets. As a supplier with strong OEM relationships, scale and global presence, the Company expects to continue to benefit from these trends going forward.

     Approximately 71 percent of the Company's 2003 revenues were generated from sales in North America. The Company supplies products for many of the most popular car, light truck and sport utility models, including the Ford Taurus, Focus, Explorer, Ranger and F-Series pickups, Chevrolet Silverado and GMC Sierra pickups, Dodge Ram pickup, Toyota Camry, and Honda Accord and Civic. Approximately 15 percent of the Company's 2003 revenues were generated from sales in Europe, 13 percent in Asia, and 1 percent in South America.

     The Company's principal executive offices are located at 27175 Haggerty Road, Novi, Michigan 48377, and its telephone number is (248) 675-6000. The Company makes available, free of charge through its internet website (www.towerautomotive.com) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed with the Securities Exchange Commission ("SEC"), as soon as reasonably practicable after they are filed or furnished to the SEC.

  BUSINESS STRATEGY

     Tower Automotive was created through a series of acquisitions of complementary businesses that have allowed the Company to become the largest independent global supplier of structural metal components and assemblies (based on net revenues) with a diverse customer portfolio and a broad scope of product offerings. Now, the Company's challenge is to deliver on the promise of top-line revenue growth and diversification by launching the significant backlog of new business well, driving operational excellence throughout the Company to improve profitability, quality and capital utilization, and leveraging the Company's scale to realize structural cost reductions in global purchasing, integrated manufacturing strategy and common approaches to technology. The Company's medium-term goal is to improve its credit profile to investment-grade levels by strengthening its balance sheet and liquidity for long-term health.

  Operating Strategy:

     Focus on Operational Excellence. The Company has implemented manufacturing practices designed to maximize product quality and timeliness of delivery to reduce waste and enhance efficiency. The Company has continued to upgrade its manufacturing equipment and processes through selective investment in new equipment, maintenance of existing equipment and efficient utilization of manufacturing engineering personnel. In order to maximize return on invested capital, the Company increasingly employs flexible manufacturing processes that allow it to maximize equipment utilization in meeting customer expectations for product quality and timely delivery. Consistent with this strategy, the Company, where appropriate, outsources the production of select commodity components to Tier II manufacturers. The Company monitors existing manufacturing capacity relative to expected capacity, which is determined primarily by current and expected business backlog and by opportunities to outsource to Tier II manufacturers. As a result, beginning in the second half of 2000, the Company began restructuring its operations to reduce excess manufacturing capacity and improve the efficiency of its operations.

     Leverage Scale to Realize Structural Cost Reductions. The Company offers manufacturing and support services to its customers on a global basis through a combination of wholly-owned subsidiaries and joint ventures and partnerships with foreign suppliers. Outside of North America, the Company has technical/customer service centers in Yokohama, Japan; Turin, Italy; Hyderabad, India; Bergisch-Gladbach, Germany; Seoul, Korea; Changchun, China and Sao Paulo, Brazil. The Company believes that these global, technical, and manufacturing capabilities have led to the award of several major new programs to the Company. The Company has recently established a centralized Purchasing and Manufacturing Strategy group in order to reduce costs; leverage the overall buy; and facilitate make versus buy decisions based on capacity versus demand outlooks.

     Offer Technical Design, Engineering and Program Management
Capabilities. The Company continues to build its competitive advantage through investment in product development, advanced engineering and program management. As a result of this investment, and of consolidation among suppliers of automotive structural components and assemblies, the Company believes that it is one of only a select group of suppliers able to provide automotive OEMs with broad technical design, engineering and program management capabilities with respect to the entire body structure of a vehicle on a global basis. The Company works with OEMs throughout the product development process from concept vehicle and prototype development through the design and implementation of manufacturing processes. In some cases, the Company places design engineers at customer facilities to coordinate its product design efforts with those of its OEM customers.

     Maintain Participative and Incentive-Based Culture. The Company's approach to managing its manufacturing facilities encourages transparency, commonality, shared learning and standardized processes and cadence across the Company. To increase colleague productivity, the Company utilizes incentive programs for all salaried and hourly colleagues that provide incentives for colleagues who take advantage of continuous improvement programs and who provide cost savings ideas. The Company has recently implemented an Enterprise-wide Balanced Scorecard tied to customer, operating and financial metrics to improve visibility at all levels.

  Growth Strategy:

     The Company's growth strategy is focused on increased organic growth. The Company actively pursues increased organic growth from both new and replacement vehicle programs. Specifically, it is the Company's belief that the following competitive strengths have played, and will continue to play, an important role in achieving its organic growth objectives:

     - Strong customer relationships with key domestic and foreign automotive OEMs;

     - Scale position as the largest independent supplier of automotive structural components and assemblies;

     - Global engineering and manufacturing presence including two established facilities in China.

     As a result of these competitive strengths, and the efforts to increase organic growth, the Company was awarded programs during the past two years that, based on independent estimates of expected program volumes and current expectations of program pricing, represent more than $1.4 billion in new revenues. These programs have either launched in 2003 or will launch by the end of 2005. These programs will help to further the diversification of the Company's customer base. The proportion of revenues from Ford and DaimlerChrysler, the Company's two largest customers, has decreased from 68 percent in 2000 to 54 percent in 2003. Of the $1.4 billion in revenues represented by the new program awards described above, 42 percent is expected to be derived from Ford/Volvo and DaimlerChrysler, 18 percent from Nissan, and the remaining 40 percent from other customers including Honda, Toyota, GM, VW Group, Hyundai/Kia, Fiat, and BMW.

  INDUSTRY TRENDS

     The Company's performance and growth is directly related to certain trends within the automotive market, including the consolidation of the component supply industry. It is also directly related to automotive production, which is cyclical and depends on general economic conditions and consumer confidence.

     The Company's strategy is to also capitalize on several important trends in the automotive industry that have benefited Tower Automotive in the past and will continue to benefit in the future. These trends include:

     Continuation of Trend to Larger, More Capable Suppliers. In order to lower costs and improve quality, OEMs have continued to reduce their supply base by awarding sole-source contracts to suppliers who are able to supply greater vehicle content through complex subassemblies. OEMs' criteria for supplier selection include not only cost, quality and responsiveness, but also design, engineering and program management capabilities. As a result, over the past decade, the automotive supply industry has undergone significant consolidation. Furthermore, in 2001 through 2003, a number of suppliers experienced financial difficulties. These factors have combined to provide an opportunity for further organic growth by obtaining business from smaller or troubled suppliers through providing the scale and broad capabilities that OEMs require.

     OEM "Shakeout." The recent acquisition and consolidation activity among select OEMs has not led to the disadvantage of the smaller OEMs in the industry as previously predicted. Rather, smaller OEMs such as Peugeot, Honda, Hyundai/Kia and BMW have strengthened their position in the industry and their financial performance, while some of the larger OEMs have struggled to successfully integrate acquisitions. The Company's global capabilities has allowed it to continue to serve as a valuable supplier to those smaller producers.

     System/Modular Sourcing. OEMs are increasingly seeking suppliers capable of providing larger assemblies, systems or modules. A system is a group of components, which may be dispersed throughout the vehicle, yet operate together to provide a specific engineering function. Modules, on the other hand, consist of sub-assemblies at a specific location in the vehicle, incorporating components from various functional systems, which are assembled and shipped to the OEM ready for installation in a vehicle as a unit. By outsourcing complete systems or modules, OEMs are able to reduce their costs associated with the design and integration of different components and improve quality by enabling their suppliers to assemble and test major portions of the vehicle prior to production. Tower Automotive has capitalized on the system/modular sourcing trend among OEMs by offering customers high value-added supply capabilities through a focus on the production of assemblies consisting of multiple component parts that are welded or otherwise fastened together by Tower.

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

     The following table summarizes the approximate composition by product category of the Company's global revenues for the last two fiscal years:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
PRODUCT CATEGORY                                              2003    2002
----------------                                              -----   -----
Body structures and assemblies (including Class A
  surfaces).................................................    43%     38%
Lower vehicle structures....................................    34      40
Suspension and powertrain modules...........................    12      11
Suspension components.......................................     8       8
Other.......................................................     3       3
                                                               ---     ---
     Total..................................................   100%    100%
                                                               ===     ===

  CUSTOMERS AND MARKETING

     The North American automotive manufacturing production is dominated by GM, Ford and DaimlerChrysler, but the Japanese and European OEMs are increasing their production capacity representing approximately 26 percent of production in 2003 versus 23 percent in 2002. The Company currently supplies products primarily to Ford, DaimlerChrysler and GM in North America. As a result of past growth strategies, the Company has further expanded its global presence and has increased penetration into certain existing customers and added new customers and programs such as these from Fiat, BMW, Volkswagen Group, Nissan, and Hyundai/Kia.

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

     Following is a summary of the global composition of the Company's significant customers for the last two fiscal years:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
CUSTOMER                                                      2003    2002
--------                                                      -----   -----
Ford........................................................    35%     38%
DaimlerChrysler.............................................    19      22
General Motors..............................................    10       8
Hyundai/Kia.................................................     9       7
Volkswagen Group............................................     5       5
Fiat........................................................     4       4
Toyota......................................................     3       3
Honda.......................................................     2       2
BMW.........................................................     2       1
Nissan......................................................     1       1
Other.......................................................    10       9
                                                               ---     ---
     Total..................................................   100%    100%
                                                               ===     ===

     Below is a summary of the Company's sales by geographic region for the last two fiscal years:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
GEOGRAPHIC CATEGORY                                           2003    2002
-------------------                                           -----   -----
U.S. and Canada.............................................    71%     75%
Europe......................................................    15      12
Asia........................................................    13      12
Mexico and South America....................................     1       1
                                                               ---     ---
     Total..................................................   100%    100%
                                                               ===     ===

     The following table presents an overview of the major models for which the Company supplies products:

VEHICLE MANUFACTURER                    CAR MODELS                     TRUCK MODELS
--------------------                    ----------                     ------------
Ford.........................  Taurus/Sable, Mustang, Focus,   Explorer/Mountaineer,
                               Escort, Crown Victoria/Grand    Aviator, Explorer Sport Trac,
                               Marquis, Lincoln LS, Towncar,   Explorer Sport, Econoline,
                               Thunderbird, StreetKa,          Windstar, Freestar/Monterey,
                               Mondeo, Fiesta                  Escape, Expedition,
                                                               Navigator, Excursion, Ranger,
                                                               F-Series LD & HD, Transit,
                                                               Medium Duty Trucks
Volvo........................  S40/V50
DaimlerChrysler..............  Concorde/Intrepid/300M, Neon,   Ram Pick-up, Ram Van, Dakota,
                               Stratus/Sebring, Sebring        Durango, Voyager/Caravan Town
                               Convertible, Smart              & Country, Jeep Wrangler,
                                                               Jeep Liberty, Grand Cherokee,
                                                               PT Cruiser, Pacifica
Mercedes.....................  A-Class, C-Class, E-Class,      Atego, Actros, Sprinter,
                               SLK, CLK                        Vario
General Motors...............  Cadillac CTS, Malibu            Silverado/Sierra, Astro/
                                                               Safari, S-10 Pick-up, Sonoma,
                                                               Cadillac SRX, Medium Duty
                                                               Trucks
Saturn.......................  LS/LW                           Saturn VUE
Opel.........................  Omega, Astra, Agila, Corsa,
                               Vectra, Zafira, Meriva
Honda........................  Accord, Civic/Acura EL, Acura   Odyssey, Acura MDX, Element,
                               TL/CL, Fit                      Pilot
Mazda........................  Mazda 6                         Tribute, B-Series Pick-up
Toyota.......................  Avalon, Camry, Solara,          Sienna, Tacoma, Tundra,
                               Corolla, Vios, Xiali, Crown     Sequoia, Lexus RX330
Renault......................  Clio, Twingo, Megane, Kangoo
PSA..........................  Peugeot 206, Citroen C3
Nissan.......................  Sentra, Micra                   Quest, Xterra, Frontier,
                                                               Titan, Pathfinder Armada
Isuzu........................                                  Rodeo, Axiom
VW...........................  Passat, Golf/Bora, GOL, Polo,   Touareg,
                               Kombi, Santana, Fox, Jetta,     Transporter/Microbus, Caddy
                               Phaeton                         Van
Audi.........................  A3, A4, A6, Cabrio
Skoda........................  Felicia/Fabia, Octavia,
                               Superb

VEHICLE MANUFACTURER                    CAR MODELS                     TRUCK MODELS
--------------------                    ----------                     ------------
BMW..........................  3 Series, 5 Series              X5
Fiat.........................  Marea, Punto, Palio, Panda,     Ducato
                               Stilo Multipla, Uno, Idea
Alfa Romeo...................  147, 156, 166, GTV, Spider
Lancia.......................  Lybra, Thesis, Y
Bentley......................  Continental Coupe
Porsche......................                                  Cayenne
Land Rover...................                                  Range Rover
Jaguar.......................  XJ, S-Type
Suzuki.......................  Wagon R+, Ignis
Hyundai......................  Eqquus, Click, Visto            Teracan, Galloper, Starex,
                                                               Libero, Grace, SantaFe,
                                                               Porter
Kia..........................  Spectra, Rio, Optima, Cerato,   Sportage, Carens, Retona,
                               Potentia, Opirus                Pregio, Carnival, Frontier,
                                                               Sorento

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

  DESIGN AND ENGINEERING SUPPORT

     The Company strives to maintain a technological advantage through targeted investment in product development and advanced engineering capabilities. The Company's engineering capabilities enable it to design and build high-quality and efficient manufacturing systems, processes and equipment and improve its production processes and equipment continuously. The Company's manufacturing engineers are located at each of its manufacturing facilities. The Company's engineering staff's responsibilities range from research and development, advanced product development, product design, testing and initial prototype development, to the design and implementation of manufacturing processes.

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

  SUPPLIERS AND RAW MATERIALS

     The primary raw material used to produce the majority of the Company's products is steel. The Company purchases hot and cold rolled, galvanized, organically coated, stainless and aluminized steel from a variety of suppliers. The Company employs just-in-time manufacturing and sourcing systems enabling it to meet customer requirements for faster deliveries while minimizing its need to carry significant inventory levels. The Company has not experienced any significant shortages of raw materials and normally does not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules. Raw material costs represented approximately 59 percent and 58 percent of the Company's revenues in 2003 and 2002, respectively.

     Ford, Honda and DaimlerChrysler currently purchase all of the steel used by the Company for their models directly from steel producers. As a result, the Company has minimal exposure to changes in steel prices for parts supplied to Ford, Honda and DaimlerChrysler, which collectively represented 56 percent and 62 percent of the Company's revenues in 2003 and 2002, respectively.

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

  COLLEAGUES

     As of December 31, 2003, the Company had approximately 12,000 colleagues worldwide, of whom approximately 4,500 are covered under collective bargaining agreements. These collective bargaining agreements expire between 2004 and 2009. The Company believes that its future success will depend in part on its ability to continue to recruit, retain and motivate qualified personnel at all levels of the Company. The Company has instituted a large number of colleague incentive programs to increase colleague morale and expand the colleagues' participation in the Company's business. Since its inception in 1993, the Company has not experienced any significant work stoppages and considers its relations with its colleagues to be good.

  ENVIRONMENTAL MATTERS

     See Item 3, "Legal Proceedings" for discussion of environmental matters.

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

                                    SQUARE
LOCATION                            FOOTAGE    TYPE OF INTEREST           DESCRIPTION OF USE
--------                           ---------   ----------------   -----------------------------------
Milwaukee, Wisconsin.............  3,118,000       Owned          Manufacturing
Elkton, Michigan.................  1,100,000       Owned          Manufacturing
*Caserta, Italy (2 locations)....    751,000       Owned          Manufacturing
Milan, Tennessee.................    531,000      Leased          Manufacturing
Chicago, Illinois................    480,000      Leased          Manufacturing
Granite City, Illinois...........    458,000      Leased          Manufacturing
*Turin, Italy (3 locations)......    455,000       Owned          Manufacturing/Office
*Malacky, Slovakia...............    453,600       Owned          Manufacturing
*Zwickau, Germany................    409,000       Owned          Manufacturing
Clinton Township, Michigan.......    385,000      Leased          Manufacturing
*Gent, Belgium...................    376,000      Leased          Manufacturing
Toronto, Ontario.................    329,400       Owned          Manufacturing/Office
Bardstown, Kentucky..............    300,000       Owned          Manufacturing
Plymouth, Michigan...............    294,000      Leased          Manufacturing
Corydon, Indiana.................    290,000      Leased          Manufacturing
Lansing, Michigan................    250,000      Leased          Manufacturing
*Hwasung City, Kyunggido,
  Korea..........................    223,000     Owned (2)        Manufacturing
Bluffton, Ohio...................    218,000      Leased          Manufacturing
*Kunpo City, Kyunggido, Korea....    215,000     Owned (2)        Manufacturing
Bellevue, Ohio (2 locations).....    200,000       Owned          Manufacturing
Madison, Mississippi.............    200,000      Leased          Manufacturing
*Sao Paolo, Brazil...............    193,000       Owned          Manufacturing/Office
*Changchun, China................    179,200    Leased (1)        Manufacturing
Traverse City, Michigan..........    170,000       Owned          Manufacturing
Greenville, Michigan.............    156,000       Owned          Manufacturing/Office
Auburn, Indiana..................    132,000      Leased          Manufacturing/Office
Kendallville, Indiana............    131,000      Leased          Manufacturing
*Kwangju City, Pyungdong,
  Korea..........................    121,000     Owned (2)        Manufacturing
*Kwangju City, Hanam, Korea......    107,000     Owned (2)        Manufacturing
*Bergisch-Gladbach, Germany......    102,000       Owned          Manufacturing/Engineering/Office
*Shiheung City, Kyunggido,
  Korea..........................    100,000     Owned (2)        Manufacturing
Rochester Hills, Michigan........     89,000      Leased          Office/Engineering/Design
Novi, Michigan...................     86,000      Leased          Corporate Office/Engineering/Design
*Chemnitz, Germany...............     76,000      Leased          Manufacturing

                                    SQUARE
LOCATION                            FOOTAGE    TYPE OF INTEREST           DESCRIPTION OF USE
--------                           ---------   ----------------   -----------------------------------
Belcamp, Maryland................     70,000      Leased          Manufacturing
*Ansan City, Kyunggido, Korea....     70,000     Owned (2)        Manufacturing
*Minas Gerais, Brazil............     59,000       Owned          Manufacturing
Upper Sandusky, Ohio.............     56,000      Leased          Manufacturing
*Buchholz, Germany...............     54,000       Owned          Manufacturing
*Opole, Poland...................     54,000       Owned          Manufacturing
*Youngchun City, Korea...........     50,000     Owned (2)        Manufacturing
Bowling Green, Kentucky..........     46,000       Owned          Manufacturing
*Ulsan City, Korea...............     44,000     Owned (2)        Manufacturing
Fenton, Missouri.................     41,000      Leased          Warehouse
Grand Rapids, Michigan (2
  locations).....................     28,000      Leased          Office
*Hyderabad, India................      2,800      Leased          Engineering/Design
*Yokohama, Japan.................      1,000      Leased          Sales

---------------

 * These principal facilities are located within the International reportable unit. All other principal facilities are located within the United States/Canada operating segment.

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

     The Company owns properties which have been impacted by releases to the environment. At some of these properties, the Company is liable for costs associated with investigation and/or remediation of contamination in one or more environmental media. The Company is currently actively involved in investigation and/or remediation at several of these locations. At certain of these locations, costs incurred for environmental investigation and/or remediation will be paid partly or completely out of funds placed into escrow by previous property owners. Nonetheless, total costs associated with remediating environmental contamination at the properties could be substantial, and may be material to the financial condition of the Company.

     The Company has accrued reserves of $6.9 million to cover estimated environmental liabilities at its properties. This amount is based on reasonable estimates of expected investigation/remediation costs related to environmental contamination. It is possible, however, that total costs will exceed the environmental reserves.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of Stockholders during the fourth quarter of 2003.

ADDITIONAL ITEM -- EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to the Company's executive officers:

NAME                                        AGE                         POSITION
----                                        ---                         --------
Kathleen A. Ligocki.......................  47    President and Chief Executive Officer
James A. Mallak...........................  48    Chief Financial Officer and Treasurer
Richard S. Burgess........................  49    Vice President
Kathy J. Johnston.........................  46    Vice President
Jeffrey L. Kersten........................  36    Vice President
Vincent Pairet............................  40    Vice President
Tommy G. Pitser...........................  56    Vice President
Thomas Werle..............................  45    Vice President
Antonio R. Zarate.........................  59    Vice President

     KATHLEEN A. LIGOCKI has served as President and Chief Executive Officer of the Company since August 2003. Ms. Ligocki joined Tower Automotive from Ford Motor Company, where she had most recently served as a corporate officer and Vice President, Ford Customer Service Division. During her five year tenure at Ford, Ms. Ligocki held various other positions, including President and CEO, Ford of Mexico, Vice President, North American Marketing and Director of Business Strategy. From 1994 to 1998, Ms. Ligocki worked for United Technologies Corporation, initially at Carrier Corporation as the Director of Manufacturing and Purchasing in Paris, France, subsequently at UT Automotive as the Vice President of Worldwide Sales and as the Vice President of the Motors Division. Ms. Ligocki worked for General Motors from 1979 to 1994 at Delco Electronics Corporation.

     JAMES A. MALLAK has served as Chief Financial Officer and Treasurer of the Company since January 2004. From 2001 to 2003, Mr. Mallak served as the Executive Vice President and Chief Financial Officer of Textron Fastening Systems, a division of Textron Inc. From 1999 to 2001, Mr. Mallak served as

Executive Vice President and CFO of Textron Automotive Company. Prior to joining Textron, Mr. Mallak served as Vice President, Finance for the Heavy Vehicle Systems division of ArvinMeritor.

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

     KATHY J. JOHNSTON has served as Vice President of the Company since June 2000 with current responsibility for global purchasing and manufacturing strategy and previous responsibility for enterprise strategy and commercial development. From 1997 to 2000, Ms. Johnston served as Vice President Planning and Business Development at TRW Automotive in Cleveland, Ohio. From 1981 to 1997, Ms. Johnston served in finance, sales and marketing, purchasing, operations and strategic planning roles at TRW's vehicle safety systems group in Detroit, Michigan.

     JEFFREY L. KERSTEN has served as Vice President of the Company since December 2003 with current responsibility for the Company's enterprise strategy and business development. Mr. Kersten had served as the Company's European finance leader since January 2001. Prior to 2001, Mr. Kersten served in various finance roles since joining the Company in January 1997.

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

     TOMMY G. PITSER has served as Vice President of the Company since 1996, with current responsibility for the Company's North American strategy. Mr. Pitser previously had responsibility for the Company's European strategy, South American strategy and its joint venture investment in China and operations in Barrie, Ontario; Plymouth, Michigan; Yokohama, Japan; Romulus, Michigan; Manchester, Michigan and Novi, Michigan, since May 1996. Prior to joining the Company, Mr. Pitser served in various sales and marketing capacities at MSTI. Prior to joining MSTI, Mr. Pitser served as Market Director-Automotive at AE Goetze North America. From 1969 to 1992, Mr. Pitser was an employee of Borg-Warner Corporation, most recently as General Manager-Marine & Industrial Transmissions.

     THOMAS WERLE has served as Vice President of the Company since December 2003, with current responsibility for the Company's global technology strategy. Mr. Werle has served on the Company's European leadership team since 2000. From 1995 to 2000, Mr. Werle served as Managing Director of the German company Dr. Meleghy GmbH & Co., a European diversified group of operations in the tool and die, stamping and component industry.

     ANTONIO R. ZARATE has served as Vice President of the Company since May 2000 with responsibility for the Company's European strategy. Mr. Zarate previously had responsibility for the Company's strategy in Mexico and South America. From 1994 to 2000, Mr. Zarate served as President of the Automotive Division of Proeza, S.A. de C.V., a diversified international company that has operations primarily in the automotive and citrus juice processing industries.

     There are no family relationships between or among the above-named executive officers. There are no arrangements or understandings between any of these officers pursuant to which any of them served as an officer.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange under the symbol TWR. As of February 27, 2004, there were approximately 2,666 stockholders of record of the Company's stock. The following table sets forth, for the periods indicated, the low and high closing sale prices for Common Stock as reported on the New York Stock Exchange:

                                                               LOW      HIGH
                                                              ------   ------
2002
  First Quarter.............................................  $ 8.19   $14.00
  Second Quarter............................................   10.85    15.21
  Third Quarter.............................................    6.15    13.00
  Fourth Quarter............................................    4.23     7.13
2003
  First Quarter.............................................  $ 2.10   $ 4.72
  Second Quarter............................................    2.37     3.93
  Third Quarter.............................................    3.61     5.37
  Fourth Quarter............................................    3.29     7.11

     During the last two years, the Company has not paid any cash dividends on its Common Stock. The Company has no current plans to pay any cash dividends in 2004. The Company's ability to pay cash dividends on its Common Stock is dependent on the receipt of dividends or other payments from its operating subsidiaries. The payment of cash dividends to the Company by such operating subsidiaries for the purpose of paying cash dividends on the Common Stock is limited by the terms of the $600 million Credit Agreement. During the past year, the Company did not sell any of its securities that were not registered under the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data for Tower Automotive presented below for each of the years in the five-year period ended December 31, 2003, is derived from Tower Automotive, Inc.'s Consolidated Financial Statements. Tower Automotive, Inc.'s Consolidated Financial Statements have been audited by Deloitte & Touche LLP, independent auditors, as of and for the years ended December 31, 2003 and 2002 and by Arthur Andersen LLP, independent auditors, as of and for each of the years in the three-year period ended December 31, 2001. The consolidated financial statements as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003 and the reports of independent auditors thereon are included elsewhere in this report. The consolidated financial statements as of December 31, 2001, 2000 and 1999 and for the years ended December 31, 2000 and 1999 are not included herein. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and Tower Automotive's Consolidated Financial Statements and Notes to Consolidated Financial Statements, included elsewhere in this report.

                                                           YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------------------
                                           2003         2002         2001         2000         1999
                                        ----------   ----------   ----------   ----------   ----------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues..............................  $2,815,749   $2,754,464   $2,467,433   $2,531,953   $2,170,003
Cost of sales.........................   2,560,689    2,456,380    2,190,248    2,160,359    1,823,103
Selling, general and administrative
  expenses............................     155,500      143,822      139,203      141,984      105,950
Amortization expense..................          --           --       24,804       21,517       15,803
Restructuring and asset impairment
  charges, net........................     157,532       61,125      383,739      141,326           --
Operating income (loss)...............     (57,972)      93,137     (270,561)      66,767      225,147
Interest expense, net.................      92,747       70,267       73,765       64,711       37,981
Provision (benefit) for income
  taxes...............................     (50,811)       7,636      (73,312)         626       74,866
Income (loss) before cumulative effect
  of change in accounting principle...    (124,675)      15,180     (267,524)      13,434      117,088
Net income (loss).....................    (124,675)     (97,606)    (267,524)      13,434      117,088
Basic earnings (loss) per share before
  cumulative effect of change in
  accounting principle................  $    (2.20)  $     0.26   $    (5.87)  $     0.29   $     2.50
Diluted earnings (loss) per share
  before cumulative effect of change
  in accounting principle.............  $    (2.20)  $     0.26   $    (5.87)  $     0.28   $     2.10
Basic earnings (loss) per share.......  $    (2.20)  $    (1.70)  $    (5.87)  $     0.29   $     2.50
Diluted earnings (loss) per share.....  $    (2.20)  $    (1.70)  $    (5.87)  $     0.28   $     2.10

                                         DEC. 31,     DEC. 31,     DEC. 31,     DEC. 31,     DEC. 31,
                                           2003         2002         2001         2000         1999
                                        ----------   ----------   ----------   ----------   ----------
BALANCE SHEET DATA:
Working capital (deficiency)..........  $ (377,321)  $ (305,466)  $ (379,785)  $   78,753   $  126,940
Total assets..........................   2,846,409    2,557,885    2,533,436    2,892,747    2,552,550
Long-term debt and capital leases,
  net.................................   1,103,657      764,935      805,688    1,141,900      921,221
Mandatorily redeemable trust
  convertible preferred securities....          --      258,750      258,750      258,750      258,750
Stockholders' investment..............     413,510      512,076      447,408      700,095      727,135

     As of December 31, 2003, the mandatorily redeemable trust convertible preferred securities are shown as a component of long-term debt, due to the adoption of FASB Interpretation No. (FIN) 46,

Consolidation of Variable Interest Entities, an Interpretation of ARB 51. There were no dividends declared per common share in any period presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

     Since its inception in April 1993, when the Company was formed to acquire R.J. Tower Corporation, the Company's revenues have grown rapidly through internal growth and acquisitions. The Company has successfully completed 14 acquisitions and established six joint ventures in China, Mexico, Korea, Japan and the United States. As a result of these acquisitions and internal growth, the Company's revenues have increased from approximately $86 million in 1993 to approximately $2.8 billion in 2003.

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

     The Company's objectives are to strengthen its balance sheet and reduce indebtedness by maximizing cash flow. Several cash management initiatives, such as extending its accounts payable terms to coincide with prevailing industry practices and accelerating collections from customers have resulted in significant negative working capital levels for the Company of $377 million and $305 million as of December 31, 2003 and 2002, respectively. As a result of these actions, a sale-leaseback transaction in April 2002 and an equity offering in May 2002, as described in more detail below under "Liquidity and Capital Resources," the Company was able to reduce its indebtedness in 2002 by making net repayments of $159 million. This 2002 debt reduction by the Company is incremental to the significant reduction of indebtedness in 2001 in which net repayments were $335 million. In June 2003, the Company completed a senior note offering which provided net proceeds of $244 million which, subject to final negotiations with the Company's senior lenders, will be utilized to refund the Company's $200 million convertible subordinated notes by August 1, 2004. The $183 million in net borrowings in 2003 primarily represents this incremental debt as of December 31, 2003 (most of which is residing in the $161 million of cash and cash equivalents as of December 31, 2003).

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

     The Company's recent growth in Europe and Asia and with foreign transplant operations in the U.S. has reduced its reliance on Ford and DaimlerChrysler, increased penetration into certain existing customers and added new customers such as Fiat, BMW, Volkswagen, Nissan, and Hyundai/Kia. The Company expects this trend to continue as a result of its anticipated organic growth outside the U.S., from recent awards to supply foreign transplant operations in the U.S and its efforts to diversify its customer base.

RECENT TRANSACTIONS

     The Company has extended the geographic scope of its manufacturing base through both acquisitions and joint ventures. Below is a summary of the most recent acquisitions and joint ventures of the Company:

     The Company acquired a 30.8 percent interest (17 percent in September 2000 and 13.8 percent in February 2001) in Yorozu, a supplier of suspension modules and structural parts to the Asian and North American automotive markets. The Company paid Nissan approximately $68 million over a three-year period beginning in September 2000. During the fourth quarter of 2003, the Company reevaluated the strategic nature and current intent of its investment in Yorozu. As a result, the Company recorded an impairment charge of $27.4 million to record the investment at the December 31, 2003 traded value on the Tokyo Stock Exchange. The Company has, for approximately $51 million, a 100 percent interest (49 percent in October 1999, 17 percent in October 2000 and 34 percent in February
2004) in Seojin, a supplier of frames, modules and structural components to the Korean automotive industry.

  COMPARISON OF THE YEAR ENDED DECEMBER 31, 2003 TO THE YEAR ENDED DECEMBER 31, 2002

     Revenues. Revenues for the year ended December 31, 2003 were $2,815.7 million, a 2.2 percent increase, compared to $2,754.5 million for the year ended December 31, 2002. The net $61.2 million increase was composed of positive foreign exchange rate effect in Europe and Asia of $75.9 million, offset by a decline in revenues of $12.3 million attributable to the sale of the Iwahri, Korea plant which occurred during the first quarter 2002 and $10.4 million attributable to pricing and economic conditions. In addition, net volume increased $8.0 million, primarily in the platforms of Dodge Ram, GM Cadillac CTS, Ford F-Series and Lincoln SUV and various Nissan, Volkswagen and Hyundai/Kia platforms were offset by volume decreases primarily in the Dodge Dakota/Durango series, Chrysler LH and Concorde platforms and the Ford Explorer, Focus and Taurus platforms. While net volume increased $8.0 million, the Company experienced a $32.9 million decrease in value-added revenue platforms which was offset by a non-value-added module assembly revenue increase of $40.9 million.

     Cost of Sales. Cost of sales as a percent of total revenues for the year ended December 31, 2003 was 90.9 percent compared to 89.1 percent for the year ended December 31, 2002. Gross profit decreased $43.0 million from $298.1 million in 2002 to $255.1 million in 2003 and is attributable to the combined effects of: (i) $10.4 million in negative profit effect of pricing and cost economics, (ii) increased health care costs of $3.3 million, (iii) $25.0 million of additional launch costs related primarily to new programs launched for Volvo, Ford, Nissan and GM, (iv) lease expense of $4.7 million not present in the 2002 period, (v) $14.8 million decline in gross profit on value-added revenue decreases, offset by (vi) $6.9 million in positive foreign exchange rate effect on gross profit, (vii) $1.2 million increase in gross profit on non-value added module assembly revenues and (viii) $7.1 million in operational performance improvements in 2003.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $155.5 million, or 5.5 percent of revenues, for the year ended December 31, 2003 compared to $143.8 million, or 5.2 percent of revenues, for the year ended December 31, 2002. The $11.7 million increase in expense is due to increased compensation related expenses of $7.7 million due primarily to executive leadership retirement and recruitment costs of $4.4 million, increased legal and professional costs of $1.2 million, and increased program management costs of $2.8 million related to engineering and support activities.

     Interest Expense, net. Interest expense, net of interest income, for the year ended December 31, 2003 was $92.7 million compared to $70.3 million for the year ended December 31, 2002. The $22.4 million increase in net interest expense is attributable to (i) increased interest of $17.2 million related to the $258.8 million senior notes issued in June 2003 (ii) $9.0 million related to the Trust Preferred Securities which was previously recorded as minority interest, and
(iii) an increase of $1.4 million due to higher short-term rates, offset by (iv) decreased interest costs of $2.2 million due to decreased revolver borrowings during 2003 compared to 2002 and (v) increased capitalized interest on construction projects in the 2003 period of $3.0 million.

     Income Taxes. The effective income tax rate was 33.7 percent and 35.0 percent in 2003 and 2002, respectively. The effective income tax rates reflects the actual rates in the tax jurisdiction in which the Company operates, adjusted for permanent differences.

     Write-down of Joint Venture Investment to Market Value, net. Previous to the fourth quarter of 2003, the Company had determined that its investment in Yorozu had not suffered an other than temporary decline in market value. This determination was based on the strategic nature of the investment which supported the Company's original investment decision and the fact that the Company believed that there was a significant premium associated with the large block of stock held in Japan. During the fourth quarter of 2003, the Company reevaluated the strategic nature and current intent of its investment in Yorozu. As a result, the Company recorded an impairment charge of $27.4 million to record the investment at the December 31, 2003 traded value on the Tokyo stock exchange.

     Equity in Earnings of Joint Ventures, net. Equity in earnings of joint ventures, net of tax, was $13.3 million and $16.8 million for the years ended December 31, 2003 and 2002, respectively. These amounts represent the Company's share of the earnings from its joint venture interests in Metalsa, Yorozu and DTA Development. The Company's share of joint venture earnings in Metalsa has decreased by $6.0 million in the 2003 period, offset by increases during the 2003 period in the Company's share of joint venture earnings in DTA and Yorozu of $0.1 million and $2.4 million, respectively.

     Minority Interest, net. Minority interest, net of tax, was $10.6 million and $15.8 million for the years ended December 31, 2003 and 2002, respectively. Minority interest in the 2003 period represents the minority interest held by the 40 percent joint venture partners in Tower Golden Ring and dividends, net of income tax benefits, on the Trust Preferred Securities, through June 2003. Minority interest in the 2002 period represents dividends, net of income tax benefits, on the Trust Preferred Securities and the minority interest held by the 40 percent joint venture partners in Tower Golden Ring. The decrease is due to the adoption of FASB Interpretation No. (FIN) 46 (see "Recently Issued Accounting Pronouncements") during the third quarter of 2003, which requires the dividends previously recorded as minority interest to be classified as interest expense.

     Cumulative Effect of a Change in Accounting Principle, net. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 relating to the accounting for goodwill and other intangible assets as of January 1, 2002. Under SFAS No. 142, the Company designated four reporting units: 1) United States/Canada, 2) Europe, 3) Asia and 4) South America/Mexico. During the second quarter of 2002, the Company completed its formal valuation procedures under SFAS No. 142, utilizing a combination of valuation techniques including the discounted cash flow approach and the market multiple approach. As a result of this valuation process as well as the application of the remaining provision of SFAS No. 142, the Company recorded a transitional impairment loss of $112.8 million, representing the write-off of all of the Company's existing goodwill in the reporting units of Asia ($29.7 million) and South America/Mexico ($83.1 million). The write-off was recorded as a cumulative effect of a change in accounting principle in the Company's consolidated statement of operations for the year ended December 31, 2002. There was no tax impact since the Company recorded a $24.2 million tax valuation allowance for the deductible portion of the goodwill written off in the reporting unit of South America/ Mexico. The Company determined that it was appropriate to record a valuation allowance against the entire amount of the $24.2 million deferred tax asset recognized in adopting SFAS No. 142, given the uncertainty of realization and the lack of income in the reporting unit. The Asia goodwill was not deductible for tax purposes. The Company performed its annual goodwill impairment tests of as December 31, 2002 and 2003 utilizing the same valuation techniques as applied during the original adoption under SFAS No. 142 which did not provide indications of goodwill impairment relating to the United States/Canada and Europe reporting units given the excess fair value over carrying value for these reporting units.

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

     Amortization Expense. There was no amortization expense recorded for the year ended December 31, 2002 compared to $24.8 million for the year ended December 31, 2001. The decrease was due to the adoption of the requirements of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", and as a result, beginning January 1, 2002, the Company no longer records amortization expense of goodwill.

     Interest Expense, net. Interest expense, net of interest income, for the year ended December 31, 2002 was $70.3 million compared to $73.8 million for the year ended December 31, 2001. The $3.5 million reduction in net interest expense is attributable to $9.9 million due to reduced borrowings in 2002 and $6.5 million due to lower interest rates, which was partially offset by decreased capitalized interest on construction projects of $8.6 million and decreased interest income of $4.3 million in 2002.

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

     Cumulative Effect of a Change in Accounting Principle, net. The Company adopted SFAS No. 142 relating to the accounting for goodwill and other intangible assets as of January 1, 2002. Under SFAS No. 142, the Company designated four reporting units: (1) United States/Canada, (2) Europe, (3) Asia and (4) South America/Mexico. During the second quarter of 2002, the Company completed its formal valuation procedures under SFAS No. 142, utilizing a combination of valuation techniques including the discounted cash flow approach and the market multiple approach. As a result of this valuation process as well as the application of the remaining provision of SFAS No. 142, the Company recorded a transitional impairment loss of $112.8 million, representing the write-off of all of the Company's existing goodwill in the reporting units of Asia ($29.7 million) and South America/Mexico ($83.1 million). The write-off was recorded as a cumulative effect of a change in accounting principle in the Company's consolidated statement of operations for the year ended December 31, 2002. There was no tax impact since the Company recorded a $24.2 million tax valuation allowance for the deductible portion of the goodwill written off in the reporting unit of South America/Mexico. The Company determined that it was appropriate to record a valuation allowance against the entire amount of the $24.2 million deferred tax asset recognized in adopting SFAS No. 142, given the uncertainty of realization and the lack of income in the reporting unit. The Asia goodwill was not deductible for tax purposes.

RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

     The Company's growth through acquisitions coincided with an extended period of high automotive production that resulted in higher levels of utilization of the Company's acquired resources and capacity and contributed to periods of strong operating results. During the second half of 2000, the Company focused its efforts on reducing the capacity of the enterprise and improving the efficiency of its continuing operations. Beginning in the fourth quarter of 2000, the Company: (i) divested its non-core heavy truck business; (ii) consolidated its manufacturing operations by closing manufacturing locations in Kalamazoo, Michigan, Sebewaing, Michigan, and certain operations in Milwaukee, Wisconsin; (iii) reduced redundant overhead through a consolidation of its technical activities and a reduction of other salaried colleagues; (iv) reorganized the management of its U.S. and Canada region; (v) discontinued remaining stamping and ancillary processes performed at its Milwaukee Press Operations and relocated remaining work to other locations or Tier II suppliers, and (vi) planned the transfer of production of high-volume frame assemblies for the Ford Ranger from its Milwaukee facility to its Bellevue, Ohio facility and began consolidating its Novi, Michigan North America oversight and its Grand Rapids, Michigan corporate office activities and closing its Rochester Hills, Michigan prototype tooling and technical center facility. These actions were accomplished through four restructurings: the first restructuring was initiated in October 2000 (the "2000

Plan"), the second restructuring was initiated in October 2001 (the "2001 Plan"), the third restructuring was initiated in January 2002 (the "2002 Plan"), and the fourth restructuring related to the Milwaukee Ford Ranger line relocation was initiated in May 2003, and subsequently reversed in December 2003, in addition to the North America/Corporate Office Consolidation initiated in October 2003 (the "2003 Plan"). There are cash costs remaining to be paid in connection with the 2001 Plan, 2002 Plan, and 2003 Plan; these plans are described in further detail below.

     Under the 2003 Plan, the Company realized cash savings of $2.6 million and expects to realize approximately $8 million in 2004. Under the 2002 Plan, the Company realized cash savings of $15.8 million during 2003. Under the 2001 Plan, the Company realized cash savings of $24.6 million during 2003. These cash savings from permanent payroll reductions are expected to be realized annually.

     The restructuring and asset impairment charges consist of both restructuring charges and non-restructuring related asset impairments, major components of which are discussed in the sections below. The following table summarizes the principal components of these charges (in millions):

                                                              2003 PLAN   2002 PLAN   2001 PLAN
                                                              ---------   ---------   ---------
RESTRUCTURING AND RELATED ASSET IMPAIRMENTS
  Asset impairments.........................................   $ 14.2       $47.2      $127.4
  Severance and outplacement costs..........................      4.9         8.4        24.6
  Other exit costs..........................................      9.6        19.8        32.0
  Revision of estimate associated with previous plans.......       --       (14.3)       (5.9)
                                                               ------       -----      ------
     Total restructuring related charges....................     28.7        61.1       178.1
                                                               ------       -----      ------
OTHER GOODWILL AND ASSET IMPAIRMENTS
  Goodwill write down.......................................       --          --       108.6
  Other asset impairments...................................    128.8          --        50.7
  Investment impairment.....................................       --          --        46.3
                                                               ------       -----      ------
     Total non restructuring related goodwill and asset
       impairment charges...................................    128.8          --       205.6
                                                               ------       -----      ------
     Total restructuring and asset impairment charges,
       net..................................................   $157.5       $61.1      $383.7
                                                               ======       =====      ======
     Estimated cash and non cash charges in the original
       plan are as follows:
       Non-cash charges.....................................   $143.0       $45.3      $333.0
                                                               ------       -----      ------
       Cash charges.........................................   $ 14.5       $15.8      $ 50.7
                                                               ------       -----      ------

  MILWAUKEE RANGER AND NORTH AMERICA/CORPORATE OFFICE CONSOLIDATION ACTIVITIES (2003 PLAN):

     The Company announced in October 2003 plans to consolidate its Novi, Michigan North America oversight and Grand Rapids, Michigan corporate office activities and close its Rochester Hills, Michigan prototype tooling and technical center facility. Qualifying exit costs (in accordance with SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities") relating to these activities were recognized by the Company in the fourth quarter of 2003 totaling $3.7 million, comprised of cash charges of $2.1 million and non-cash asset impairment charges of $1.6 million. These costs incurred to date as well as any additional costs expected to be incurred relating to these activities are within the United States/ Canada reportable unit. The Company does not anticipate any significant additional expenses related to this restructuring activity.

     On May 27, 2003, the Company announced that it would transfer the production of high-volume frame assemblies for the Ford Ranger from its Milwaukee facility to its Bellevue, Ohio facility. During 2003, the Company recorded $25.0 million pre-tax restructuring and asset impairment charges relating to this event. These charges reflect estimated qualifying "exit costs" comprising cash charges of $6.1 million, pension and other post-retirement benefit plan curtailment costs of $6.3 million and non-cash asset impairment charges of $12.6 million, all within the United States/Canada reportable unit. These charges did not cover certain aspects of the 2003 Plan, including movement of equipment and colleague relocation and training, which are recognized in future periods as incurred. On December 5, 2003, the Company announced that it had decided not to proceed with the relocation of the Ford Ranger line based on revised economic factors from the original May 2003 decision principally due to concessions received from the Milwaukee labor unions and a need for management to focus on its 2004 new product launch schedule. Because the Company's measurement date for pension and post-retirement benefits is September 30, the decision to continue Ranger frame production in Milwaukee made in December 2003 will result in a reversal of the curtailment loss on a three-month lag (first quarter of 2004). The remaining charges related to the original decision to move the Ranger frame production will not be reversed.

     The accrual for the 2003 Plan is included in accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2003. The table below summarizes the accrued operational realignment and other charges related to the 2003 Plan through December 31, 2003 (in millions):

                                              ASSET      SEVERANCE AND
                                            IMPAIRMENT   OUTPLACEMENT    OTHER EXIT
                                              COSTS          COSTS         COSTS      TOTAL
                                            ----------   -------------   ----------   ------
Provision.................................    $ 14.2         $ 4.9         $ 9.6      $ 28.7
Cash usage................................        --          (2.9)         (3.3)       (6.2)
Non-cash charges..........................     (14.2)           --          (6.3)      (20.5)
                                              ------         -----         -----      ------
Balance at December 31, 2003..............    $   --         $ 2.0         $  --      $  2.0
                                              ======         =====         =====      ======

     During 2003, the Company charged $6.3 million of other exit costs from the 2003 Plan restructuring reserves for expected curtailment cost against the pension and post-retirement benefit liability accrual. As described above, these curtailment charges will be reversed in the first quarter of 2004. The Company anticipates satisfying the remaining 2003 Plan restructuring reserves during the next twelve to eighteen months.

  MILWAUKEE PRESS OPERATIONS (2002 PLAN):

     On January 31, 2002, the Company announced that it would discontinue the remaining stamping and ancillary processes performed at its Milwaukee Press Operations and relocate the remaining work to other Tower locations or Tier II suppliers. The Company substantially completed the transfer process in 2002. As a result of these efforts (the "2002 Plan"), the Company recorded a restructuring charge in the first quarter of 2002 totaling $75.4 million, which reflects the estimated qualifying "exit costs" to be incurred pertaining to the 2002 Plan. During the fourth quarter of 2002, due to a favorable settlement of anticipated other exit costs and an assessment of remaining costs, the Company subsequently reduced the estimates associated with the 2002 and 2001 Plans by $14.3 million, resulting in a net restructuring charge of $61.1 million for 2002.

     The 2002 Plan charge includes costs associated with asset impairments, severance and outplacement costs related to colleague terminations and certain other exit costs. These activities resulted in a reduction of approximately 500 colleagues.

     The asset impairments consist of long-lived assets, including fixed assets, buildings and manufacturing equipment from the facilities the Company intends to dispose of or discontinue. The carrying value of the long-lived assets written off was $47.2 million. Fixed assets that were disposed of as part of the 2002 Plan were written down to their estimated residual values. For assets that were sold currently, the Company measured impairment based on estimated proceeds on the sale of the facilities and equipment. These asset impairments arose as a consequence of the Company making the decision to exit these activities during the first quarter of 2002.

     The accrual for the 2002 Plan is included in accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2003 and 2002. The table below summarizes the accrued operational realignment and other charges through December 31, 2003 (in millions):

                                                     SEVERANCE AND
                                          ASSET      OUTPLACEMENT
                                       IMPAIRMENTS       COSTS       OTHER EXIT COSTS   TOTAL
                                       -----------   -------------   ----------------   ------
Provision............................    $ 47.2          $ 8.4            $ 19.8        $ 75.4
Cash usage...........................        --           (4.7)             (6.6)        (11.3)
Non-cash charges.....................     (47.2)            --             (11.2)        (58.4)
Revision of estimate.................        --           (0.2)             (1.0)         (1.2)
                                         ------          -----            ------        ------
Balance at December 31, 2002.........        --            3.5               1.0           4.5
Cash usage...........................        --           (1.8)             (1.0)         (2.8)
Revision of estimate.................        --           (0.7)               --          (0.7)
                                         ------          -----            ------        ------
Balance at December 31, 2003.........    $   --          $ 1.0            $   --        $  1.0
                                         ======          =====            ======        ======

     As of December 31, 2003, the Company anticipates future cash payments of $1.0 million under the 2002 Plan during the next twelve months. During 2002, the Company charged $11.2 million of other exit costs from the 2002 Plan restructuring reserves for expected remaining pension curtailment costs against the pension liability accrual. The revision in estimates for the 2002 Plan resulted from minor variances in severance and other exit costs, as compared to the amount initially established in the 2002 Plan. Such revisions were credited to "Restructuring and Asset Impairment Charges" in the consolidated financial statements.

  SEBEWAING AND MILWAUKEE PRESS OPERATIONS (2001 PLAN):

     In October 2001, the Company's board of directors approved a restructuring of the enterprise that included the closing of the Sebewaing, Michigan facility. In addition, in December 2001, the Company's board of directors approved a restructuring plan that related to the consolidation of technical activities and a reduction of other salaried colleagues in conjunction with a reorganization of the Company's U.S. and Canada operations and the relocation of some component manufacturing from the Company's Milwaukee Press Operations to other Tower locations. As a result of the 2001 Plan, the Company recorded a restructuring charge in the fourth quarter of 2001 of $178.1 million, which reflects the estimated qualifying "exit costs" to be incurred pertaining to the 2001 Plan. This total reflected a provision of $184.0 million, net of certain revisions in the estimate of the 2000 Plan of $5.9 million, which were reversed in 2001.

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

     The asset impairments consist of long-lived assets, including fixed assets, buildings and manufacturing equipment from the facilities the Company intends to dispose of or discontinue, and goodwill. The carrying value of the long-lived assets written off was $127.4 million as of December 31, 2001. For assets which were disposed of currently, the Company measured impairment based on estimated proceeds on the sale of the facilities and equipment. These asset impairments arose as a consequence of the Company making the decision to exit these activities during the fourth quarter of 2001.

     The write-off of assets having a total book value of $127.4 million included $87.5 million of goodwill associated with Sebewaing and Milwaukee Press Operations, $20.6 million of property, plant and equipment associated with the Sebewaing operations and $12.1 million of property, plant and equipment associated with the Milwaukee Press Operations business that was discontinued. Additionally, there was $7.2 million of property and building write-downs associated with the decision to consolidate the Company's technical centers.

     The accrual for the 2001 Plan is included in accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2003 and 2002. The table below summarizes the accrued operational realignment and accrued other charges related to the 2001 Plan through December 31, 2003 (in millions):

                                                         SEVERANCE AND
                                              ASSET      OUTPLACEMENT    OTHER EXIT
                                           IMPAIRMENTS       COSTS         COSTS       TOTAL
                                           -----------   -------------   ----------   -------
Provision................................    $ 127.4        $ 24.6         $ 32.0     $ 184.0
Cash usage...............................         --          (0.7)          (0.6)       (1.3)
Non cash charges.........................     (127.4)           --             --      (127.4)
                                             -------        ------         ------     -------
Balance at December 31, 2001.............         --          23.9           31.4        55.3
Cash usage...............................         --         (22.2)          (3.6)      (25.8)
Non cash charges.........................         --            --           (7.1)       (7.1)
Revision of estimate.....................         --          (0.7)         (12.4)      (13.1)
                                             -------        ------         ------     -------
Balance at December 31, 2002.............         --           1.0            8.3         9.3
Cash usage...............................         --          (2.0)          (3.5)       (5.5)
Revision of estimate.....................         --           1.0           (0.3)        0.7
                                             -------        ------         ------     -------
Balance at December 31, 2003.............    $    --        $   --         $  4.5     $   4.5
                                             =======        ======         ======     =======

     The remaining other exit costs of $4.5 million as of December 31, 2003 relate to the present value of operating lease payments that the Company is obligated to pay though 2010. During 2002, the Company charged $7.1 million for expected special termination benefits to be paid out in the future from the 2001 Plan restructuring reserves against the pension liability accrual. The revision in estimate for the 2001 Plan resulted from a legal settlement negotiated in 2002 with A.O. Smith, which allocated the cost of certain supplemental early retirement benefits to colleagues at the Press Operations and Heavy Truck Operations in Milwaukee. The impact of this legal settlement was to substantially reduce the cost of actuarial pension benefits due to colleagues terminated under the 2001 Plan. This difference of $11.1 million was credited to "Restructuring and Asset Impairment Charges" in the consolidated financial statements. The revision in estimates for the 2001 Plan resulted from minor variances in the execution of the 2001 Plan and were accounted for in a similar manner.

  NON-RESTRUCTURING ASSET IMPAIRMENTS

     During 2003, the Company evaluated the current operating plans and current and forecasted business for three of its frame assembly plants and other facilities. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company determined that there were indicators of impairment present for each of the facilities based upon the potential for new business and evaluation of pricing. Cash flow projections were prepared which indicated that there were not sufficient cash flows projected to support the carrying value of the long-lived assets at these facilities and they were written down by $122.7 million to their fair value based upon discounted cash flows. Additionally, the Company identified assets which no longer had sufficient cash flow amounts to support their carrying amounts and were written down by $6.1 million to their fair value. The asset write-offs of $128.8 million are included in the $157.5 million restructuring and asset impairment charge in the consolidated statement of operations for the year ended December 31, 2003. The non-restructuring asset impairment charges recorded during 2003 are within the United States/ Canada operating segment.

     The other goodwill and asset impairment charges of $205.6 million recorded in 2001 are a result of the Company's review of the carrying amount of certain of its goodwill, fixed assets, and certain investments based upon the Company's operating plans (including the organizational realignment initiative discussed above) and current and forecasted trends in the automotive industry. Based upon a review of anticipated cash flows, the Company determined that goodwill of $108.6 million assigned to two of its plants was impaired and was written down. The Company also identified assets which no longer had sufficient cash flows to support their carrying amounts and were written down by $50.7 million to fair value, in addition to a write-down of $46.3 million related to its joint venture investment in J.L. French.

LIQUIDITY AND CAPITAL RESOURCES

     The following summarizes the Company's primary sources and uses of cash (in millions):

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2003     2002     2001
                                                              ------   ------   ------
Sources of Cash:
  Net income before depreciation and amortization, deferred
     income taxes, gain on sale of plant, equity in earnings
     of joint ventures, restructuring and asset impairment
     charges, write-down of joint venture investment to
     market value, customer recovery related to program
     cancellation, and cumulative effect of change in
     accounting principle(1)................................  $175.9   $194.5   $178.1
  Cash advances from receivables program....................   (17.5)     2.3     15.2
  Decrease (increase) in accounts receivable................   (76.3)   (33.6)    74.5
  Decrease (increase) in inventories........................     3.1    (20.5)    21.4
  Decrease (increase) in prepaid tooling and other assets...     8.8    (36.5)   129.3
  Increase in accounts payable..............................   138.3     48.8    120.5
  Increase (decrease) in accrued liabilities................   (18.5)    32.2     13.1
  Changes in other assets and liabilities...................   (29.0)   (56.2)   (38.3)
                                                              ------   ------   ------
       Net cash provided by operating activities............   184.8    131.0    513.8
  Proceeds from sale of fixed assets........................      --     50.3       --
  Proceeds from issuance of stock...........................     0.6    225.7     39.0
  Proceeds from divestiture.................................      --      4.0       --
  Net proceeds from borrowings of debt......................   183.4       --       --
                                                              ------   ------   ------
Total sources of cash.......................................  $368.8   $411.0   $552.8
                                                              ======   ======   ======
Uses of Cash:
  Capital expenditures, net(2)..............................   230.1    159.0    194.0
  Acquisitions, including joint venture interests, earnout
     payments and dividends received........................    (8.5)    40.8      5.4
  Repurchase of stock.......................................      --     59.9       --
  Increase (decrease) in cash balances......................   147.2     (8.1)    18.4
  Net repayments of debt....................................      --    159.4    335.0
                                                              ------   ------   ------
Total uses of cash..........................................  $368.8   $411.0   $552.8
                                                              ======   ======   ======

---------------

(1) Net income before depreciation and amortization, deferred income taxes, gain on sale of plant, equity in earnings of joint ventures, restructuring and asset impairment charges, write-down of joint venture investment to market value, customer recovery related to program cancellation, and cumulative effect of change in accounting principle is computed as follows (in millions):

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            2003      2002     2001
                                                           -------   ------   -------
Net loss.................................................  $(124.7)  $(97.6)  $(267.5)
Depreciation and amortization............................    151.2    136.7     159.9
Deferred income tax expense (benefit)....................    (36.0)     2.1     (80.8)
Gain on sale of plant....................................       --     (3.8)       --
Equity in earnings of joint ventures, net................    (13.3)   (16.8)    (17.2)
Restructuring and asset impairment charges, net..........    155.7     61.1     383.7
Write-down of joint venture investment to market value...     27.4       --        --
Customer recovery related to program cancellation........     15.6       --        --
Cumulative effect of change in accounting principle,
  net....................................................       --    112.8        --
                                                           -------   ------   -------
                                                           $ 175.9   $194.5   $ 178.1
                                                           =======   ======   =======

(2) The Company leases certain equipment utilized in its operations under operating lease agreements. If certain equipment had been purchased instead of leased, capital expenditures would have been $262.9 million, $187.2 million and $265.7 million in 2003, 2002 and 2001, respectively.

  SOURCES OF CASH

     The Company's principal sources of cash are cash flow from operations, commercial borrowings and capital markets activities. During the year ended December 31, 2003, the Company generated $184.8 million of cash from operations. This compares with $131.0 million generated during the same period in 2002. Net income before depreciation and amortization, deferred income taxes, gain on sale of plant, equity in joint venture earnings, restructuring and asset impairment charges, write-down of joint-venture investment to market value, customer recovery related to program cancellation, and cumulative effect of change in accounting principle was $175.9 million and $194.5 million for 2003 and 2002, respectively. Operating cash flow was reduced by $14.5 million in 2003 and $37.1 million in 2002 for cash restructuring payments, and was increased by net tax refunds of $19.8 million in 2002. Operating cash flow was also reduced in the 2003 and 2002 periods by $26.8 million and $32.9 million, respectively, for required pension contributions. Expected pension contribution funding requirements of the Company for 2004 are approximately $38 million under currently enacted pension funding relief legislation. In total, working capital and other operating items increased operating cash flow by $8.9 million during 2003 and decreased cash flow by $63.5 million during 2002.

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

     The issuance of stock from the Company's colleague stock purchase plan and option plans contributed $0.6 million to the cash flow for the 2003 period. The issuance of common stock under the underwritten primary offering of 17.25 million shares completed in May 2002 contributed $222.4 million to the cash flow in the 2002 period. The issuance of stock for the Company's colleague stock purchase plan and option plans contributed an additional $3.3 million to cash flow for the 2002 period.

     In June 2003, R.J. Tower Corporation (the "Issuer"), a wholly-owned subsidiary of the Company, completed a senior note offering with a face amount of $258 million and a 12 percent interest rate. The notes were discounted upon issuance to yield 12.5 percent, with interest payable semi-annually. The notes are recorded in the Company's consolidated balance sheet net of debt discount of $7.0 million as of

December 31, 2003. The notes rank equally with all of the Company's other senior unsecured and unsubordinated debt and mature on June 1, 2013.

     In June 2003, the Company completed an amendment to its senior credit facility (the "Credit Agreement") to reduce the borrowing capacity of the facility and provide for amended financial covenants in order to enhance overall liquidity. The amendment reduced the former $725 million facility to a $600 million facility. The term portion of the facility increased from $125 million to $240 million, and the revolver portion decreased from $600 million to $360 million. The amount available to borrow under the revolver portion of the credit facility is restricted by $44 million of permanent letters of credit, and is also restricted by $200 million to provide flexibility for the Company to redeem its $200 million convertible subordinated notes (due August 1, 2004). The $200 million restricted amount is available to the Company for the redemption of these notes upon a grant of additional collateral to its lendors, in the event the Company does not elect to refinance the convertible notes in another manner. The Credit Agreement also includes a multi-currency borrowing feature that allows the Company to borrow up to $316 million in certain freely tradable offshore currencies, and letters of credit sublimits of $250 million. As of December 31, 2003, there were no borrowings outstanding on the revolver portion of the Credit Agreement. Interest on the Credit Agreement is at the financial institutions' reference rate, LIBOR, or the Eurodollar rate plus a margin ranging from 100 to 325 basis points depending on the ratio of the consolidated funded debt for restricted subsidiaries of the Company to its total EBITDA. The weighted average interest rate for such borrowings was 7.3 percent for the year ended December 31, 2003 (including the effect of the interest rate swap contract discussed below). The Credit Agreement has a final maturity of July 2006.

     The Company must meet certain covenant ratio requirements, including but not limited to a minimum interest coverage and maximum leverage ratio. Under the most restrictive covenants, the amount of unused availability under the revolving facility was $8.2 million at December 31, 2003, compared to unused availability of $239 million at December 31, 2002. The Company's leverage covenant increases to 4.5 at March 31, 2004 and June 30, 2004, compared to a requirement of 4.25 at December 31, 2003. The revolver availability combined with the Company's cash balances of $160.9 million and $13.7 million as of December 31, 2003 and 2002, respectively, produced total available liquidity of $169.1 million and $252.7 million for those same periods. The $83.6 million decrease in available liquidity between the periods resulted from the increase in indebtedness (as defined in the credit agreement) and reduced revolver capacity under the amended credit agreement and a decrease in trailing four quarter EBITDA (as defined in the credit agreement), offset by an increase in cash between the periods. The covenant conditions contained in the credit agreement include limits on the Company's ability to pay dividends. As of December 31, 2003, the Company was in compliance with all debt covenants and anticipates achieving covenant compliance throughout 2004.

     In July 2000, R. J. Tower Corporation, a wholly owned subsidiary of the Company, issued Euro-denominated senior unsecured notes in the amount of E150 million ($188.6 million at December 31, 2003). The notes bear interest at a rate of 9.25 percent, payable semi-annually. The notes rank equally with all of the Company's other senior unsecured and unsubordinated debt and mature on August 1, 2010.

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

  USES OF CASH

     The Company's principal uses of cash are debt repayment, capital expenditures and acquisitions and investments in joint ventures. Net cash used in investing activities was $221.6 million during the year ended December 31, 2003, as compared to $145.4 million in the prior period. Dividends received from investments in joint ventures increased investing cash flows by $8.5 million in the 2003 period, while earnout payments offset by net proceeds received from the sale of a plant, reduced investing cash flows by $36.8 million in the 2002 period. No additional earnout payments are required after 2002 under any of the Company's acquisition agreements.

     Net capital expenditures were $230.1 million and $159.0 million in 2003 and 2002, respectively. Capital expenditures in 2003 included significant investments to support major product launches. The Company has commitments for capital expenditures of approximately $125 million as of December 31, 2003. The Company estimates its 2004 gross and net (of leasing activities) capital expenditures will be approximately $240 million and $195 million, respectively. Where appropriate, the Company leases rather than purchases certain equipment utilized in its operations under operating lease agreements, which has the effect of reducing cash outflows for capital spending. If certain equipment had been purchased instead of leased, capital expenditures would have been $262.9 million and $187.2 million in 2003 and 2002, respectively. The Company intends to continue to utilize operating lease financing on occasion when the effective interest rate equals or is lower than the Company's financing costs and the lease terms match the expected life of the respective program. Annual operating lease payments under the Company's lease agreements range from $54 million to $79 million over the next five years. Operating lease expense is included in cost of sales in the Company's statements of operations.

     Net cash provided by financing activities totaled $184.0 million and $6.4 million for the year ended December 31, 2003 and 2002, respectively. Net increased borrowings were $183.4 million for the 2003 period primarily representing the incremental debt as of December 31, 2003 relating to the Company's June 2003 senior note offering in anticipation of refunding of the $200 million convertible subordinated notes by August 1, 2004. Proceeds from the issuance of stock of $225.7 million were offset by net repayments of debt of $159.4 million for the comparable 2002 period. Also offsetting proceeds from the issuance of stock in the 2002 period were payments for the repurchase of common shares of $59.9 million.

     The Company has a significant amount of new product launch activity that consumed a significant amount of cash resources in 2003 and will continue into 2004 (approximately $40 million of launch related costs in each period). The current launch activity is challenging for the Company, however, the launch status is on-track and the Company anticipates that it will achieve its customer's requirements on schedule. The Company is subject to unforeseen launch costs and execution risk that could utilize additional cash resources beyond those planned in 2004, however, the Company's new management team is dedicated to driving operational execution and quality performance and will monitor and update the Company's performance as necessary.

  WORKING CAPITAL

     The Company maintained significant negative levels of working capital of $377.3 million and $305.5 million as of December 31, 2003 and 2002, respectively, as a result of its continuing focus on minimizing the cash flow cycle. The $71.8 million net decrease in working capital in 2003 was due to the combined effects of a $3.1 million decrease in inventory, a $9.3 million decrease in prepaid tooling and other current assets, a $179.1 million increase in current maturities primarily due to the reclassification of the $200 million Convertible Subordinated Notes to current maturities, and a $103.8 million net increase in accounts payable and accrued liabilities at December 31, 2003, offset by a $147.2 million increase in cash attributable to net proceeds of approximately $244 million related to the senior note offering completed in June 2003 and a $76.3 million timing-related increase in accounts receivable. The Company's management of its accounts receivable includes participation in specific receivable programs with key customers that allow for accelerated collection of receivables, subject to interest charges ranging from 4.3 percent to 6.0 percent at an annualized rate. The Company expects to continue its focus on maintaining a large negative working capital position through the efforts discussed above and continued focus on minimizing the length of the cash flow cycle.

     The Company believes that funds generated by operations, together with cash on hand and available borrowing capacity under its credit agreement, should provide sufficient liquidity and capital resources to pursue its business strategy for the foreseeable future, with respect to working capital, capital expenditures, and other operating needs. The Company anticipates that it will meet its liquidity requirements through the prudent use of its cash resources, effective management of operating working capital and capital expenditures and also employing other potential financing and strategic alternatives, as required. Certain assumptions underlie this belief, including among others, that there will be no material adverse developments in the Company's business, the automotive market in general, or the Company's anticipated activities and costs associated with its new program launches scheduled for the next twelve months.

  CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The Company's contractual obligations and commercial commitments as of December 31, 2003 are as follows:

                                                  PAYMENTS DUE BY PERIOD
                               -------------------------------------------------------------
                                            LESS THAN                                AFTER
CONTRACTUAL OBLIGATIONS          TOTAL       1 YEAR     1 - 3 YEARS   4 - 5 YEARS   5 YEARS
-----------------------        ----------   ---------   -----------   -----------   --------
Long-term debt...............  $1,152,794   $ 91,935     $310,754      $  4,492     $745,613
Convertible Subordinated
  Notes......................     199,984    199,984           --            --           --
Capital lease obligations....      50,460      7,662       21,360         6,696       14,742
Operating leases.............     495,363     79,039      209,767       106,390      100,167
                               ----------   --------     --------      --------     --------
Total contractual obligations
  at December 31, 2003.......  $1,898,601   $378,620     $541,881      $117,578     $860,522
                               ==========   ========     ========      ========     ========

- The Convertible Subordinated Notes are due on August 1, 2004 and are convertible into common stock of the Company at a conversion price of $25.88 per share; therefore, they have been included as part of the contractual obligations in the less than one year period above.

- Other anticipated 2004 contractual obligations (future amounts beyond 2004 are not readily determinable):

     1. cash interest payments of approximately $120 million,

     2. pension funding contributions of approximately $38 million,

     3. other post-retirement benefit payments of approximately $25 million and

     4. purchase obligations of approximately $315 million. The Company's significant purchase obligations consist primarily of inventory, tooling and capital expenditures. The Company's purchase orders for inventory are "requirements" based which do not require the Company to purchase minimum quantities. As of December 31, 2003, the Company was obligated under executory purchase orders for $190 million of tooling and $125 million of capital expenditures.

     The Company's commercial commitments included up to $250 million of standby letters of credit which are available under the terms of the Company's $600 million Credit Agreement of which $114.7 million was outstanding as of December 31, 2003.

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

     In conjunction with its acquisitions, reserves have been established for certain costs associated with facility shutdown and consolidation activities, for general and payroll related costs primarily for planned colleague termination activities, and for provisions for acquired loss contracts. A rollforward of these reserves is as follows (in millions):

                                                  FACILITY         PAYROLL
                                               SHUTDOWN COSTS   RELATED COSTS   LOSS CONTRACTS
                                               --------------   -------------   --------------
Balance at January 1, 2002...................      $ 5.2            $ 1.1           $17.0
  Utilization................................       (0.7)            (1.1)           (3.9)
  Revision of estimate.......................         --               --            (7.0)
                                                   -----            -----           -----
Balance at December 31, 2002.................      $ 4.5            $  --           $ 6.1
  Utilization................................       (0.4)              --            (3.0)
  Revision of estimate.......................       (2.1)              --            (0.2)
                                                   -----            -----           -----
Balance at December 31, 2003.................      $ 2.0            $  --           $ 2.9
                                                   =====            =====           =====

     As of December 31, 2003, all of the identified facilities have been shutdown, but the Company continues to incur ongoing costs related to maintenance, taxes and other items related to the buildings. The revision of estimate for the remaining facility shutdown costs resulted from an analysis of future costs to be incurred. The $2.1 million was recorded as an adjustment to goodwill. The Company's acquisition reserves have been utilized as originally intended, and management believes the liabilities recorded for shutdown and consolidation activities are adequate as of December 31, 2003.

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

     At December 31, 2003, Tower Automotive had total debt and obligations under capital leases of $1,403.2 million. This debt comprises fixed rate debt of $1,058.3 million and floating rate debt of

$344.9 million. The pre-tax earnings and cash flow impact in 2004 resulting from a one percentage point increase in interest rates on the Company's variable rate debt would be approximately $3.4 million, holding other variables constant. A one percentage point increase in interest rates would not materially impact the fair value of the fixed rate debt.

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

CRITICAL ACCOUNTING POLICIES

     The Company believes the following represent its critical accounting policies:

     Goodwill and Impairment of Long-Lived Assets -- During the second quarter of 2002, the Company completed its formal valuation procedures upon adoption of SFAS No. 142, utilizing a combination of valuation techniques, including the discounted cash flow approach and the market multiple approach. As a result of this valuation process, the Company recorded a transitional impairment loss of $112.8 million, representing the write-off of all of the Company's existing goodwill in the reporting units of Asia ($29.7 million) and South America/Mexico ($83.1 million). The Company utilized projections of future cash flows for each of its reporting units in determining their fair value for purposes of this analysis. Such amounts are estimates made by management using the best information available at that time. The Company annually assesses its goodwill for realizability. As of December 31, 2003, that assessment indicated there was no impairment.

     During 2001, the Company recorded goodwill and long-lived asset impairment writedown provisions of $333.0 million, pursuant to restructuring of the Company's operations and revised cash flow expectations for the related business units.

     Deferred Income Taxes -- The Company has total net deferred tax assets of $167.1 million as of December 31, 2003 compared to $126.3 million as of December 31, 2002, which are inclusive of deferred tax valuation allowances of $60.1 million and $48.2 million as of December 31, 2003 and 2002 respectively. The Company is required to estimate whether recoverability of its deferred tax asset is more likely than not based on forecasts of taxable earnings in each tax jurisdiction. As disclosed in Note 9, a large portion of the Company's deferred tax assets are comprised of net operating loss carryforwards and tax credits. The Company uses historical and projected future operating results, including a review of the eligible carryforward period, tax planning opportunities and other relevant considerations in determining recoverability. Key factors that could effect the determination of the need for a deferred tax valuation allowance include tax law changes and variances to future projected profitability. The Company assesses its deferred tax asset for realizability on a quarterly basis.

     Other Loss Reserves -- The Company has other loss reserves such as purchase accounting reserves, restructuring reserves, and loss contract reserves that require the use of estimates and judgment regarding profitability, risk exposure, and ultimate liability. Reserves for loss contracts are estimated by determining which parts are being sold pursuant to loss contracts, their profitability per unit and expected sales volumes over the life of each contract. Other losses are estimated using consistent and appropriate methods; however, changes to the assumptions could materially affect the recorded liabilities for loss. Favorable adjustments to the Company's loss contract reserves of approximately $7.0 million during the year ended December 31, 2002 was recorded to reflect the discontinuance of certain contracts that the Company was fulfilling at a loss, and the reduction of costs associated with remaining loss contracts which were transferred to lower cost locations as part of the Company's restructuring activities.

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

     The Company recorded pension expense (excluding special termination benefit costs and curtailment loss) of $17.5 million and $13.8 million for 2003 and 2002, respectively. The Company recorded other post-retirement benefit costs (excluding curtailment loss) of $12.5 million and $10.5 million for 2003 and 2002, respectively. These amounts are calculated based on a number of actuarial assumptions, most notably the discount rates used in the calculation of the Company's benefit obligations of 5.95 percent and 6.75 percent as of the Company's September 30 measurement date in 2003 and 2002, respectively. The discount rate used by the Company is developed based on consultation with the Company's actuary and is predominately based on the Moody's Aa corporate bond rate as of the last business day of the actual measurement dates. The Company feels that the 80 basis point decrease in its discount rate is warranted based on the expectation that discount rates should move with general economic trends. The Company has used consistent discount rates for its post-retirement benefit obligation calculation under SFAS 106 with those used for the measurement of its pension benefit liability under SFAS 87.

     The expected rates of return on pension plan assets under SFAS 87 of 8.5 percent as of December 31, 2003 and 2002, utilized by the Company are based on consultation with the Company's actuary and represent the Company's expected long-term rate of return on plan assets. The rate of return assumptions selected by the Company reflect the Company's estimate of the average rate of earnings expected on the funds invested or to be invested in order to provide for future participant benefits to be paid out over time. As part of this estimate of the Company's rate of return assumption, the Company's actuary contemplated the composition of the Company plans' actual investment policies, as well as, the expected long-term rates of return for the various categories of investment vehicles within the plans.

     The Company expects its 2004 pension benefit expense (excluding curtailment charge reversal) to be approximately $22 million and its 2004 other post-retirement benefit expense (excluding curtailment charge reversal) to approximate $13 million. If the assumption of the discount rate for 2004 were 75 basis points lower, the 2004 pension benefit expense and 2004 other post-retirement benefit expense would be increased by $1.8 million and $0.1 million, respectively. If the assumption of the expected rate of return on pension plan assets for 2004 were 100 basis points lower, the 2004 pension benefit expense would be increased by $1.3 million.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other provisions, this Statement eliminates the requirement that gains and losses from extinguishment of debt be classified as extraordinary items. SFAS No. 145 became effective for the Company on January 1, 2003. Upon adoption, there was no material impact on the Company's results of operations or financial condition.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than when a company commits to an exit plan as was previously required. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement requires that certain financial instruments previously accounted for as equity under previous guidance be classified as liabilities in statements of financial position. Such financial instruments include (i) mandatorily redeemable shares that the issuer is obligated to buy back in exchange for cash or other assets,
(ii) instruments, including put options and forward purchase contracts, that require the issuer to buy back some of its shares in exchange for cash or other assets and (iii) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer's shares. SFAS No. 150 became effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003, did not have a material impact on the Company's results of operations or financial condition.

     In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of FIN 45 are effective for all guarantees issued or modified after December 31, 2002. The Company currently does not have any guarantees requiring disclosure or measurement under FIN 45.

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN 46 addresses consolidation by business enterprises of certain variable interest entities. In December 2003, the FASB issued FIN 46(R), Consolidation of Variable Interest Entities, which represents a revision to FIN 46. The provisions of FIN 46(R) are effective for interests in variable interest entities as of the first interim, or annual, period ending after March 15, 2004, except for variable interest entities considered special purposes entities or for those variable interest entities that had already applied FIN 46 in a previous period. FIN 46(R) requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosure in filings. An enterprise shall consolidate a variable interest entity if that enterprise is the primary beneficiary. An enterprise is considered the primary beneficiary if it has a variable interest that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. The Company elected to adopt the provisions of FIN 46 early (July 1, 2003) as it relates to the securities issued by the Tower Automotive Capital Trust. The Company determined that, under FIN 46, the trust which issued its mandatorily redeemable convertible preferred securities will no longer be consolidated by the Company. Beginning in the quarter ended September 30, 2003, the Company modified its presentation of the securities by recording an amount due to the trust of $258.8 million as debt, and recording interest expense on the related obligation (previously recorded as minority interest, net of tax). During the fourth quarter of 2003, the Company adopted FIN 46(R) and consolidated the variable interest entity related to its Lansing, Michigan building and equipment leasing arrangement and therefore recorded property, plant and equipment of $25.7 million and related indebtedness of $25.7 million as of December 31, 2003. Pursuant to the transition guidance in FIN 46, the Company has elected to adopt FIN 46 on a prospective basis. As a result, prior periods have not been reclassified to the new presentation for both variable interest entities. The Company does not anticipate any further impact related to FIN 46.

     In December 2003, the FASB issued SFAS No. 132(R), as revision to SFAS No. 132, Employers' Disclosure about Pensions and Other Postretirement Benefits. SFAS No. 132(R) does not change the measurement or recognition related to pension and other postretirement plans required by SFAS No. 87, Employers' Accounting for Pensions, SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions and retains the disclosure requirements contained in SFAS No. 132. SFAS No. 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined postretirement plans. SFAS No. 132(R) is effective for financial statements for fiscal years ending after December 15, 2003, with the exception of disclosures related to foreign plans and estimated future benefit payments which are effective for fiscal years ending after June 15, 2004. The Company has included the required disclosures in Note 11 to its consolidated financial statements. The adoption of SFAS No. 132(R) did not impact the Company's consolidated balance sheet or results of operations.

RISK FACTORS

     The Company is subject to the following risks relating to its operations and the nature of the industry in which it competes:

- THE LOSS OF FORD, DAIMLERCHRYSLER OR ANY OTHER SIGNIFICANT CUSTOMER COULD HAVE A MATERIAL ADVERSE EFFECT ON EXISTING AND FUTURE REVENUES AND NET INCOME
  (LOSS)

     Revenues from Ford and DaimlerChrysler represented approximately 35 percent and 19 percent, respectively, of the Company's revenues in 2003. The contracts with many customers, including Ford and DaimlerChrysler, provide for supplying the customer's requirements for a particular model, rather than for manufacturing a specific quantity of products. These contracts range from one year to the life of the model, usually three to ten years, and do not require the purchase by the customer of any minimum number of parts. Therefore, the loss of any one of these customers or a significant reduction in demand for certain key models or a group of related models sold by any major customer could have a material adverse effect on the Company's existing and future revenues and net income (loss).

     In February 2004, the Company announced that a decision had been finalized by DaimlerChrysler to move the current production of the frame assembly for the Dodge Ram light truck from the Company's Milwaukee, WI facility to the Company's 40% owned joint venture partner, Metalsa located in Monterrey, Mexico. The current Dodge Ram frame program produced in the Milwaukee facility was expected to run through 2009. The production move to Mexico is planned for mid-2005. The move was dictated by DaimlerChrysler economic pricing requirements given the lower cost structure in Mexico. The Company is in the process of determining the expected net economic impact of DaimlerChrysler's decision to move the Dodge Ram frame line on its future consolidated results for 2005 and beyond.

     In December 2002, the Company announced its intention not to pursue the follow-on program of the next generation Ford Explorer frame. The current Ford Explorer frame program, expected to run through 2005, is produced at the Company's Corydon, IN facility. The Company's decision was based on the fact that the expected returns at targeted pricing levels did not meet the Company's requirements.

     The Company has mitigated the loss of revenue anticipated when the current Dodge Ram and Ford Explorer programs cease by winning approximately $1.4 billion in new business, which is expected to launch and be in full production by the end of 2005.

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

- INCREASING RAW MATERIALS COSTS MAY ADVERSELY AFFECT OUR PROFITABILITY

     The primary raw material used to produce the majority of the Company's products is steel. A substantial portion of the steel used for domestic-based vehicle programs is purchased from OEM customers at pre-arranged prices that we are able to pass through to such customers. In connection with international-based vehicle programs, the Company purchases steel directly at fluctuating market prices, and, in some cases, the Company may be unable to pass through any price increases to its customers. Other raw materials purchased by the Company include dies, fasteners, tubing, springs, rivets, and rubber products. It is also generally difficult to pass increased prices for these raw materials to customers in the form of price increases. Therefore, a significant increase in the costs of these items, as well as for steel purchased in the open market, could materially increase the Company's operating costs and have a material adverse effect on profit margins.

- THE COMPANY'S CASH FLOWS AND EARNINGS MAY BE NEGATIVELY IMPACTED BY ITS SIGNIFICANT LAUNCH ACTIVITIES IN 2004

     The Company has a significant amount of new product launch activity that consumed a significant amount of cash resources in 2003 and will continue into 2004 (approximately $40 million of launch related costs in each period). The current launch activity is challenging for the Company; however, the launch status is on-track and the Company anticipates that it will achieve its customer's requirements on schedule. The Company is subject to unforeseen launch costs and execution risk that could utilize additional cash resources beyond those planned in 2004; however, the Company's new management team is dedicated to driving operational execution and quality performance and will monitor and update the Company's performance as necessary.

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

     In addition, approximately 4,500 of the Company's colleagues are unionized (representing approximately 38 percent of its colleagues as of December 31, 2003). The Company may encounter strikes, further unionization efforts or other types of conflicts with labor unions or the Company's colleagues, any of which could have an adverse effect on the Company's ability to produce structural components and assemblies or may limit its flexibility in dealing with its workforce.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     All statements, other than statements of historical fact, included in this Form 10-K or incorporated by reference herein, are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). When used in this Form 10-K, the words "anticipate," "believe," "estimate," "expect," "intends", "project", "plan" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside the control of the Company, such as risks relating to: (i) the degree to which the

Company is leveraged and the ability to generate sufficient cash flow from operations to meet future liquidity needs; (ii) the Company's reliance on major customers and selected vehicle platforms; (iii) the cyclicality and seasonality of the automotive market; (iv) the failure to realize the benefits of recent acquisitions and joint ventures; (v) the Company's ability to obtain new business on new and redesigned models; (vi) the Company's ability to achieve the anticipated volume of production from new and planned supply programs; (vii) the general economic or business conditions affecting the automotive industry (which is dependent on consumer spending), either nationally or regionally, being less favorable than expected; (viii) the Company's failure to develop or successfully introduce new products; (ix) increased competition in the automotive components supply market; (x) unforeseen problems associated with international sales, including gains and losses from foreign currency exchange; (xi) implementation of or changes in the laws, regulations or policies governing the automotive industry that could negatively affect the automotive components supply industry;
(xii) changes in general economic conditions in the United States and Europe; and (xiii) various other factors beyond the Company's control. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Market Risk" section of Item 7.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report for the years ended December
  31, 2003 and 2002.........................................    40
Report of Independent Public Accountants for the year ended
  December 31, 2001.........................................    41
Consolidated Balance Sheets as of December 31, 2003 and
  2002......................................................    42
Consolidated Statements of Operations for the years ended
  December 31, 2003, 2002 and 2001..........................    43
Consolidated Statements of Stockholders' Investment for the
  years ended December 31, 2003, 2002 and 2001..............    44
Consolidated Statements of Cash Flows for the years ended
  December 31, 2003, 2002 and 2001..........................    45
Notes to Consolidated Financial Statements..................    46

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Tower Automotive, Inc.

     We have audited the accompanying consolidated balance sheets of Tower Automotive, Inc. (a Delaware corporation) and Subsidiaries (the Company) as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' investment, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of the Company for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report, dated January 25, 2002, expressed an unqualified opinion on those financial statements and included an explanatory paragraph concerning a change in accounting for derivative financial instruments as discussed in Note 2 to the financial statements.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tower Automotive, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Notes 2 and 8 to the financial statements, the Company changed its method of accounting for certain variable interest entities to conform to Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" in 2003. As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

     As discussed above, the consolidated financial statements of Tower Automotive, Inc. and Subsidiaries for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 2, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 2 with respect to 2001 included (i) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill, as a result of initially applying SFAS No. 142 to the Company's underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

Deloitte & Touche LLP

Minneapolis, Minnesota
March 4, 2004

     The following report is a copy of a report previously issued by Arthur Andersen LLP ("Andersen"), which report has not been reissued by Andersen. Certain financial information in the year ended December 31, 2001 was not reviewed by Andersen and includes:

(i) reclassifications to conform to our fiscal 2003 and 2002 financial statement presentation and

(ii) additional disclosure to conform with new accounting pronouncements and SEC rules and regulations issued during subsequent fiscal years.

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

Arthur Andersen LLP

Minneapolis, Minnesota,
January 25, 2002

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                              (AMOUNTS IN THOUSANDS,
                                                               EXCEPT SHARE AMOUNTS)
                                       ASSETS
Current Assets:
  Cash and cash equivalents.................................  $  160,899   $   13,699
  Accounts receivable.......................................     325,599      249,341
  Inventories...............................................     130,004      133,074
  Deferred income taxes, net................................      20,116       20,634
  Prepaid tooling and other.................................      91,662      100,433
                                                              ----------   ----------
       Total current assets.................................     728,280      517,181
                                                              ----------   ----------
Property, Plant and Equipment, net..........................   1,055,873    1,073,619
Investments in Joint Ventures...............................     248,133      260,898
Deferred Income Taxes, net..................................     146,944      105,699
Goodwill....................................................     498,663      472,967
Other Assets, net...........................................     168,516      127,521
                                                              ----------   ----------
                                                              $2,846,409   $2,557,885
                                                              ==========   ==========
                      LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Current maturities of long-term debt and capital lease
     obligations............................................  $   99,597   $  120,470
  Convertible Subordinated Notes............................     199,984           --
  Accounts payable..........................................     556,036      417,727
  Accrued liabilities.......................................     249,984      284,450
                                                              ----------   ----------
       Total current liabilities............................   1,105,601      822,647
                                                              ----------   ----------
Long-Term Debt, net of current maturities...................   1,060,859      535,220
Obligations Under Capital Leases, net of current
  maturities................................................      42,798       29,731
Convertible Subordinated Notes..............................          --      199,984
Other Noncurrent Liabilities................................     223,641      199,477
                                                              ----------   ----------
       Total noncurrent liabilities.........................   1,327,298      964,412
                                                              ----------   ----------
Commitments and Contingencies (Notes 6 and 12)
Mandatorily Redeemable Trust Convertible Preferred
  Securities................................................          --      258,750
Stockholders' Investment:
  Preferred stock, par value $1; 5,000,000 shares
     authorized; no shares issued or outstanding............          --           --
  Common stock, par value $.01; 200,000,000 shares
     authorized; 66,133,731 issued and 57,341,805
     outstanding in 2003; 65,878,655 issued and 56,050,855
     outstanding in 2002....................................         661          659
  Additional paid-in capital................................     680,608      683,072
  Retained deficit..........................................    (181,849)     (57,174)
  Deferred compensation plans...............................      (9,609)     (10,746)
  Accumulated other comprehensive loss......................     (22,751)     (43,875)
  Treasury stock, at cost: 8,791,926 shares in 2003 and
     9,827,800 shares in 2002...............................     (53,550)     (59,860)
                                                              ----------   ----------
       Total stockholders' investment.......................     413,510      512,076
                                                              ----------   ----------
                                                              $2,846,409   $2,557,885
                                                              ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED DECEMBER 31,
                                                           ---------------------------------------------
                                                               2003            2002            2001
                                                           -------------   -------------   -------------
                                                           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.................................................   $2,815,749      $2,754,464      $2,467,433
Cost of sales............................................    2,560,689       2,456,380       2,190,248
                                                            ----------      ----------      ----------
  Gross profit...........................................      255,060         298,084         277,185
Selling, general and administrative expenses.............      155,500         143,822         139,203
Amortization expense.....................................           --              --          24,804
Restructuring and asset impairment charges, net..........      157,532          61,125         383,739
                                                            ----------      ----------      ----------
  Operating income (loss)................................      (57,972)         93,137        (270,561)
Interest expense.........................................       95,222          72,555          80,319
Interest income..........................................       (2,475)         (2,288)         (6,554)
Other expense, net.......................................           --           1,052              --
                                                            ----------      ----------      ----------
  Income (loss) before provision for income taxes, equity
     in earnings of joint ventures, minority interest,
     and cumulative effect of accounting change..........     (150,719)         21,818        (344,326)
Provision (benefit) for income taxes.....................      (50,811)          7,636         (73,312)
                                                            ----------      ----------      ----------
  Income (loss) before equity in earnings of joint
     ventures, minority interest, and cumulative effect
     of accounting change................................      (99,908)         14,182        (271,014)
Write-down of joint venture investment to market value,
  net of tax.............................................      (27,436)             --              --
Equity in earnings of joint ventures, net of tax.........       13,298          16,822          17,250
Minority interest, net of tax............................      (10,629)        (15,824)        (13,760)
                                                            ----------      ----------      ----------
  Income (loss) before cumulative effect of accounting
     change..............................................     (124,675)         15,180        (267,524)
Cumulative effect of change in accounting principle, net
  of tax.................................................           --        (112,786)             --
                                                            ----------      ----------      ----------
     Net loss............................................   $ (124,675)     $  (97,606)     $ (267,524)
                                                            ==========      ==========      ==========
Basic earnings (loss) per share:
  Income (loss) before cumulative effect of accounting
     change..............................................   $    (2.20)     $     0.26      $    (5.87)
  Cumulative effect of change in accounting principle....           --           (1.96)             --
                                                            ----------      ----------      ----------
     Net loss............................................   $    (2.20)     $    (1.70)     $    (5.87)
                                                            ==========      ==========      ==========
Diluted earnings (loss) per share:
  Income (loss) before cumulative effect of accounting
     change..............................................   $    (2.20)     $     0.26      $    (5.87)
  Cumulative effect of change in accounting principle....           --           (1.96)             --
                                                            ----------      ----------      ----------
     Net loss............................................   $    (2.20)     $    (1.70)     $    (5.87)
                                                            ==========      ==========      ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                                        COMMON STOCK       ADDITIONAL   RETAINED      DEFERRED
                                     -------------------    PAID-IN     EARNINGS    COMPENSATION
                                       SHARES     AMOUNT    CAPITAL     (DEFICIT)      PLANS
                                     ----------   ------   ----------   ---------   ------------
                                              (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, DECEMBER 31, 2000.........  47,584,391    $476     $450,455    $ 307,956     $ (8,942)
Conversion of Edgewood and 5%
  convertible notes................     273,862       3          825           --           --
Exercise of options................      42,750      --          268           --           --
Sales of stock under Employee Stock
  Discount Purchase Plan...........     172,502       2        1,167           --           --
Deferred Income Stock Plan
  deferrals........................          --      --        1,279           --       (1,279)
Restricted stock issued in exchange
  for stock options................          --      --        5,350           --       (5,350)
Private placement of common
  stock............................       3,637      --       (2,717)          --           --
Net loss...........................          --      --           --     (267,524)          --
Other comprehensive loss:
  Foreign currency translation
    adjustment.....................          --      --           --           --           --
  Transition adjustment relating to
    loss on qualifying cash flow
    hedges.........................          --      --           --           --           --
  Unrealized loss on qualifying
    cash flow hedges...............          --      --           --           --           --
  Minimum pension liability........          --      --           --           --           --
Total comprehensive loss...........
                                     ----------    ----     --------    ---------     --------
BALANCE, DECEMBER 31, 2001.........  48,077,142     481      456,627       40,432      (15,571)
Exercise of options................     329,368       3        1,653           --           --
Sales of stock under Employee Stock
  Discount Purchase Plan...........     222,145       2        1,423           --           --
Deferred Income Stock Plan
  deferrals........................          --      --        1,387           --       (1,387)
Deferred Income Stock Plan
  distributions....................          --      --           --           --        3,781
Restricted stock grants earned and
  forfeited........................          --      --         (465)          --        2,431
Issuance of common stock...........  17,250,000     173      222,447           --           --
Repurchase of common stock.........          --      --           --           --           --
Net loss...........................          --      --           --      (97,606)          --
Other comprehensive income (loss):
  Foreign currency translation
    adjustment.....................          --      --           --           --           --
  Unrealized loss on qualifying
    cash flow hedges...............          --      --           --           --           --
  Minimum pension liability........          --      --           --           --           --
Total comprehensive loss...........
                                     ----------    ----     --------    ---------     --------
BALANCE, DECEMBER 31, 2002.........  65,878,655     659      683,072      (57,174)     (10,746)
Sales of stock under Employee Stock
  Discount Purchase Plan...........     252,156       2          650           --           --
Deferred Income Stock Plan
  deferrals........................          --      --        3,395           --       (3,395)
Deferred Income Stock Plan
  forfeitures......................          --      --         (199)          --          199
Deferred Income Stock Plan
  distributions....................          --      --           --           --        2,999
Deferred Income Stock Plan
  funding..........................          --      --       (6,310)          --           --
Restricted stock grants earned and
  forfeited........................          --      --           --           --        1,316
Restricted stock grant
  distributions....................       2,920      --           --           --           18
Net loss...........................          --      --           --     (124,675)          --
Other comprehensive income (loss):
  Foreign currency translation
    adjustment.....................          --      --           --           --           --
  Unrealized gain on qualifying
    cash flow hedges...............          --      --           --           --           --
  Minimum pension liability........          --      --           --           --           --
Total comprehensive loss...........
                                     ----------    ----     --------    ---------     --------
BALANCE, DECEMBER 31, 2003.........  66,133,731    $661     $680,608    $(181,849)    $ (9,609)
                                     ==========    ====     ========    =========     ========

                                      ACCUMULATED
                                         OTHER
                                     COMPREHENSIVE      TREASURY STOCK           TOTAL
                                        INCOME       ---------------------   STOCKHOLDERS'
                                        (LOSS)         SHARES      AMOUNT     INVESTMENT
                                     -------------   ----------   --------   -------------
                                           (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, DECEMBER 31, 2000.........    $ (9,672)     (4,112,100)  $(40,178)    $ 700,095
Conversion of Edgewood and 5%
  convertible notes................          --              --         --           828
Exercise of options................          --              --         --           268
Sales of stock under Employee Stock
  Discount Purchase Plan...........          --              --         --         1,169
Deferred Income Stock Plan
  deferrals........................          --         479,337         --            --
Restricted stock issued in exchange
  for stock options................          --              --         --            --
Private placement of common
  stock............................          --       3,632,763     40,178        37,461
Net loss...........................          --              --         --
Other comprehensive loss:
  Foreign currency translation
    adjustment.....................      (2,115)             --         --
  Transition adjustment relating to
    loss on qualifying cash flow
    hedges.........................      (4,200)             --         --
  Unrealized loss on qualifying
    cash flow hedges...............      (4,102)             --         --
  Minimum pension liability........     (14,472)             --         --
Total comprehensive loss...........                                             (292,413)
                                       --------      ----------   --------     ---------
BALANCE, DECEMBER 31, 2001.........     (34,561)             --         --       447,408
Exercise of options................          --              --         --         1,656
Sales of stock under Employee Stock
  Discount Purchase Plan...........          --              --         --         1,425
Deferred Income Stock Plan
  deferrals........................          --              --         --            --
Deferred Income Stock Plan
  distributions....................          --              --         --         3,781
Restricted stock grants earned and
  forfeited........................          --              --         --         1,966
Issuance of common stock...........          --              --         --       222,620
Repurchase of common stock.........          --      (9,827,800)   (59,860)      (59,860)
Net loss...........................          --              --         --
Other comprehensive income (loss):
  Foreign currency translation
    adjustment.....................      19,915              --         --
  Unrealized loss on qualifying
    cash flow hedges...............      (4,521)             --         --
  Minimum pension liability........     (24,708)             --         --
Total comprehensive loss...........                                             (106,920)
                                       --------      ----------   --------     ---------
BALANCE, DECEMBER 31, 2002.........     (43,875)     (9,827,800)   (59,860)      512,076
Sales of stock under Employee Stock
  Discount Purchase Plan...........          --              --         --           652
Deferred Income Stock Plan
  deferrals........................          --              --         --            --
Deferred Income Stock Plan
  forfeitures......................          --              --         --            --
Deferred Income Stock Plan
  distributions....................          --              --         --         2,999
Deferred Income Stock Plan
  funding..........................          --       1,035,874      6,310            --
Restricted stock grants earned and
  forfeited........................          --              --         --         1,316
Restricted stock grant
  distributions....................          --              --         --            18
Net loss...........................          --              --         --
Other comprehensive income (loss):
  Foreign currency translation
    adjustment.....................      28,609              --         --
  Unrealized gain on qualifying
    cash flow hedges...............       4,586              --         --
  Minimum pension liability........     (12,071)             --         --
Total comprehensive loss...........                                             (103,551)
                                       --------      ----------   --------     ---------
BALANCE, DECEMBER 31, 2003.........    $(22,751)     (8,791,926)  $(53,550)    $ 413,510
                                       ========      ==========   ========     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2003          2002          2001
                                                        -----------   -----------   -----------
                                                                (AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES:
  Net loss............................................  $  (124,675)  $   (97,606)  $  (267,524)
  Adjustments required to reconcile net loss to net
     cash provided by operating activities:
     Cumulative effect of change in accounting
       principle, net.................................           --       112,786            --
     Restructuring and asset impairment charge, net...      155,750        61,125       383,739
     Customer recovery related to program
       cancellation...................................       15,600            --            --
     Depreciation and amortization....................      151,198       136,698       159,893
     Deferred income tax expense (benefit)............      (36,027)        2,107       (80,758)
     Gain on sale of plant............................           --        (3,839)           --
     Write-down of joint venture investment to market
       value..........................................       27,436            --            --
     Equity in earnings of joint ventures, net........      (13,298)      (16,822)      (17,250)
     Change in other operating items:
       Accounts receivable............................      (76,258)      (33,638)       74,515
       Inventories....................................        3,070       (20,538)       21,415
       Prepaid tooling and other......................        8,771       (36,486)      129,339
       Accounts payable and accrued liabilities.......      102,277        83,314       148,802
       Other assets and liabilities...................      (29,046)      (56,149)      (38,356)
                                                        -----------   -----------   -----------
       Net cash provided by operating activities......      184,798       130,952       513,815
                                                        -----------   -----------   -----------
INVESTING ACTIVITIES:
  Capital expenditures, net...........................     (230,126)     (158,964)     (193,955)
  Acquisitions, net of cash acquired, including joint
     venture interests, earnout payments and dividends
     received.........................................        8,503       (40,802)       (5,418)
  Net proceeds from divestitures......................           --         4,004            --
  Proceeds from sale of fixed assets..................           --        50,313            --
                                                        -----------   -----------   -----------
          Net cash used for investing activities......     (221,623)     (145,449)     (199,373)
                                                        -----------   -----------   -----------
FINANCING ACTIVITIES:
  Proceeds from borrowings............................    1,664,567     2,038,037     2,308,821
  Repayments of debt..................................   (1,481,212)   (2,197,449)   (2,643,860)
  Net proceeds from issuance of common stock..........          670       225,701        38,991
  Payments for repurchase of common stock.............           --       (59,860)           --
                                                        -----------   -----------   -----------
          Net cash provided by (used for) financing
            activities................................      184,025         6,429      (296,048)
                                                        -----------   -----------   -----------
Net Change in Cash and Cash Equivalents...............      147,200        (8,068)       18,394
Cash and Cash Equivalents, beginning of year..........       13,699        21,767         3,373
                                                        -----------   -----------   -----------
Cash and Cash Equivalents, end of year................  $   160,899   $    13,699   $    21,767
                                                        ===========   ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid, net of amounts capitalized........  $    87,660   $    66,095   $    79,099
                                                        ===========   ===========   ===========
     Income taxes refunded............................  $       (12)  $   (19,820)  $   (12,853)
                                                        ===========   ===========   ===========
NON CASH FINANCING ACTIVITIES:
  Notes payable converted to common stock.............  $        --   $        --   $       828
                                                        ===========   ===========   ===========
  Deferred Income Stock Plan..........................  $     3,395   $     1,387   $     1,279
                                                        ===========   ===========   ===========
  Issuance of restricted stock for options............  $        --   $        --   $     5,350
                                                        ===========   ===========   ===========
  Debt assumed by buyer upon sale of plant............  $        --   $    11,923   $        --
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

  SUBORDINATED INTEREST IN ACCOUNTS RECEIVABLE:

     In June 2001, the Company entered into a financing agreement whereby its domestic operating units sell eligible customer receivables on an ongoing basis to a newly formed, fully consolidated, financing entity. The financing entity subsequently sells its interest in the receivables to a third party funding agent in exchange for cash and a subordinated interest in the unfunded transferred receivables. The Company acts as an administrative agent in the management and collection of accounts receivable sold, such that the amount received from the funding agent is treated as an advance and recorded in accrued liabilities in the consolidated balance sheet.

     During December 2003, the Company sold approximately $83.9 million of net accounts receivable, retaining a subordinated interest in all of the receivables. The receivables sold represented amounts owed to the Company from customers as of November 30, 2003. The majority of such receivables were collected in December 2003 and as a result, the Company's retained interest in accounts receivable is not significant as of December 31, 2003 and is not presented separately from accounts receivable. As of December 31, 2003, the Company has not received collections from customers that are required to be remitted to the funding agent, and as a result, there are no amounts due to the funding agent as of December 31, 2003. Settlement of any amounts due to the funding agent, as well as the cost of funding at a rate of approximately 2.42 percent, occurs during the month subsequent to the sale of the receivables.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

  INVENTORIES:

     Inventories are valued at the lower of first-in, first-out ("FIFO") cost or market, and consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
  Raw materials.............................................  $ 56,100   $ 64,777
  Work-in-process...........................................    23,288     20,630
  Finished goods............................................    50,616     47,667
                                                              --------   --------
                                                              $130,004   $133,074
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

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Reimbursable pre-production design and development costs....  $ 12,959   $  9,771
Customer-owned tooling......................................    79,796     56,449
Supplier-owned tooling......................................    43,073     48,253
                                                              --------   --------
  Total.....................................................  $135,828   $114,473
                                                              ========   ========

     All tooling amounts owned by the customer for which the Company expects reimbursement are recorded in other current and other long-term assets on the accompanying consolidated balance sheet. A loss is recognized if the Company forecasts that the amount of capitalized tooling and design costs exceeds the amount to be realized through the sale of product.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

  PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consisted of the following (in thousands):

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
Land........................................................  $    4,913   $    4,175
Buildings and improvements..................................     277,050      293,281
Machinery and equipment.....................................   1,209,178    1,242,264
Construction in progress....................................     167,157      122,072
                                                              ----------   ----------
                                                               1,658,298    1,661,792
Less-accumulated depreciation...............................    (602,425)    (588,173)
                                                              ----------   ----------
  Property, plant and equipment, net........................  $1,055,873   $1,073,619
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

Buildings and improvements..................................  15 to 40 years
Machinery and equipment.....................................  3 to 20 years

     Interest is capitalized during the construction of major facilities and is amortized over their estimated useful lives. Interest of $9.1 million, $6.0 million and $14.6 million was capitalized in 2003, 2002 and 2001, respectively.

     Maintenance and repairs are charged to expense as incurred. Significant improvements which extend the useful life of the related item are capitalized and depreciated. The cost and accumulated depreciation of property, plant and equipment retired or otherwise disposed of are removed from the related accounts, and any residual values after considering proceeds are charged or credited to operations.

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

  GOODWILL:

     Goodwill represents the excess of the purchase price over the fair value of the net assets acquired, and through December 31, 2001, was being amortized on a straight-line basis over 40 years. Effective January 1, 2002, the Company adopted the new rules on accounting for goodwill and other intangible assets under Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets.

     Under SFAS No. 142, the Company designated four reporting units: United States/Canada, Europe, Asia and South America/Mexico. Preliminary procedures under SFAS No. 142 indicated an excess of book value over fair value for the Asia and South America/Mexico reporting units. During the second quarter of 2002, the Company completed its formal valuation procedures under SFAS No. 142, utilizing a combination of valuation techniques including the discounted cash flow approach and the market multiple approach. As a result of this valuation process, the Company recorded a transitional impairment loss of $112.8 million, representing the write-off of all of the Company's existing goodwill in the reporting units of

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

Asia ($29.7 million) and South America/Mexico ($83.1 million). The write-off was recorded as a cumulative effect of a change in accounting principle in the Company's consolidated statement of operations for the year ended December 31, 2002. There was no tax impact since the Company recorded a $24.2 million tax valuation allowance for the deductible portion of the goodwill written off in the reporting unit of South America/Mexico. The Company determined that it was appropriate to record a valuation allowance against the entire amount of the $24.2 million deferred tax asset recognized in adopting SFAS No. 142 given the uncertainty of realization and the lack of historical income in the reporting unit. The Asia goodwill was not deductible for tax purposes. The Company performed its annual goodwill impairment tests of as December 31, 2002 and 2003 utilizing the same valuation techniques as applied during the original adoption under SFAS No. 142 which did not provide indications of goodwill impairment relating to the United States/Canada and Europe reporting units given the excess fair value over carrying value for these reporting units.

     Under the adoption of SFAS No. 142, the Company discontinued the amortization of goodwill on January 1, 2002. The following table presents a reconciliation of net loss and loss per share adjusted for the exclusion of goodwill amortization, net of tax for the 2001 reporting period (in thousands, except per share amounts):

                                                                2001
                                                              ---------
Reported net loss...........................................  $(267,524)
Add: Goodwill amortization, net of tax......................     12,859
                                                              ---------
Adjusted net loss...........................................  $(254,665)
                                                              =========
Reported basic loss per common share........................  $   (5.87)
Add: Goodwill amortization, net of tax......................       0.28
                                                              ---------
Adjusted basic loss per common share........................  $   (5.59)
                                                              =========
Reported diluted loss per common share......................  $   (5.87)
Add: Goodwill amortization, net of tax......................       0.28
                                                              ---------
Adjusted diluted loss per common share......................  $   (5.59)
                                                              =========

     The change in the carrying amount of goodwill for the years ended December 31, 2003 and 2002, by operating segment, is as follows (in thousands):

                                                  UNITED STATES/
                                                      CANADA       INTERNATIONAL     TOTAL
                                                  --------------   -------------   ---------
Balance at January 1, 2002......................     $337,527        $ 229,553     $ 567,080
Transitional impairment loss....................           --         (112,786)     (112,786)
Currency translation adjustment.................         (874)          19,547        18,673
                                                     --------        ---------     ---------
Balance at December 31, 2002....................      336,653          136,314       472,967
Adjustment of goodwill..........................       (2,122)              --        (2,122)
Currency translation adjustment.................        1,937           25,881        27,818
                                                     --------        ---------     ---------
Balance at December 31, 2003....................     $336,468        $ 162,195     $ 498,663
                                                     ========        =========     =========

     During 2003, the Company reduced goodwill due to the revision of purchase accounting reserves related to shut down cost estimates.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

  OTHER ASSETS:

     Other assets consist primarily of intangible pension asset, prepaid rent expense, non-current tooling assets and debt issuance costs. All costs are amortized over the term of the related obligations.

  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and revolving credit facilities approximates fair value because of the short maturity of these instruments. The carrying amount of the Company's long-term debt approximates fair value because of the variability of the interest cost associated with these instruments. The fair value of the Company's Convertible Subordinated Notes and Preferred Securities approximated $198.0 million and $155.2 million, respectively, as of December 31, 2003 and $178.6 million and $102.8 million as of December 31, 2002.

  DERIVATIVE FINANCIAL INSTRUMENTS:

     The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The effect of this change as of January 1, 2001, was a pretax charge to accumulated other comprehensive loss of $6.8 million ($4.2 million net of income tax benefit).

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

     During September of 2000, the Company entered into an interest rate swap contract to hedge against interest rate exposure on approximately $160 million of its floating rate indebtedness under its Credit Agreement. The contract has the effect of converting the floating rate interest to a fixed rate of approximately 6.9 percent, plus any applicable margin required under the revolving credit facility. The interest rate swap contract was executed to balance the Company's fixed-rate and floating-rate debt portfolios and expires in September 2005. As of December 31, 2003, this is the only swap contract the Company has outstanding. The fair value of the interest rate swap agreement at December 31, 2003 and 2002 was a liability of $13.4 million and $20.4 million, respectively, representing the cost that would be

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
incurred to terminate the agreement. This swap contract has been designated as a cash flow hedge and there were no gains or losses recorded due to any ineffectiveness. The amounts recorded in stockholders' investment are recognized as an adjustment to interest expense over the remaining term of the interest rate swap. In 2004, $9.3 million of the amount recorded in accumulated other comprehensive loss is expected to be reclassified to interest expense.

  OTHER NONCURRENT LIABILITIES:

     Other noncurrent liabilities consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Post-retirement benefits....................................  $ 61,348   $ 71,254
Purchase accounting reserves................................    13,534     19,885
Pension liability...........................................    78,565     60,276
Minority interest...........................................    22,090     16,945
Customer prepayments on capital.............................    20,362     13,221
Other.......................................................    27,742     17,896
                                                              --------   --------
                                                              $223,641   $199,477
                                                              ========   ========

  REVENUE RECOGNITION AND SALES COMMITMENTS:

     The Company recognizes revenue as its products are shipped to its customers at which time title passes. The Company enters into agreements to produce products for its customers at the beginning of a given vehicle's life. Once such agreements are entered into by the Company, fulfillment of the customers' purchasing requirements is the obligation of the Company for the entire production life of the vehicle, which range from three to ten years, and the Company has no provisions to terminate such contracts. In certain instances, the Company may be committed under existing agreements to supply product to its customers at selling prices which are not sufficient to cover the variable cost to produce such product. In such situations, the Company records a liability for the estimated future amount of such losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and is recorded at the minimum amount necessary to fulfill the Company's obligations to its customers. Losses are discounted and are estimated based upon information available at the time of the estimate, including future production volume estimates, length of the program, selling price and production cost information. For certain design and development projects, the Company recognizes revenues under the percentage of completion method. The amount of revenues recognized under this method is not significant for any period presented.

  INCOME TAXES:

     The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates. On a quarterly basis, the Company reviews whether the recoverability of its deferred tax asset is more likely than not based on forecasts of taxable earnings in each tax jurisdiction. As disclosed in Note 9, a large portion of the Company's deferred tax assets are comprised of net operating loss carryforwards and tax credits. The Company uses historical and projected future operating results, including a review of the eligible carryforward period, tax planning opportunities and other relevant considerations in determining recoverability.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

  COMPREHENSIVE INCOME (LOSS):

     Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income (loss) represents net loss adjusted for foreign currency translation adjustments, pension liability adjustments, and gains or losses on qualifying cash flow hedges in accordance with SFAS No. 133.

  SEGMENT REPORTING:

     In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company uses the "management approach" to reporting segment disclosures. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers.

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

     The Company has three stock option plans: the 1994 Key Employee Stock Option Plan, the Long Term Incentive Plan, and the Independent Director Stock Option Plan and three stock purchase plans: the Employee Stock Purchase Plan, the Key Leadership Deferred Income Stock Purchase Plan and the Director Deferred Income Stock Purchase Plan. Had compensation cost for these plans been determined as required under SFAS No. 123, "Accounting for Stock-Based Compensation," amended by SFAS No. 148, "Accounting for Stock-Based
Compensation -- Transition and Disclosure," the Company's pro forma net loss and pro forma loss per share would have been as follows (in thousands, except per share data):

                                                         YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      2003        2002        2001
                                                    ---------   ---------   ---------
Net loss
  As Reported.....................................  $(124,675)  $ (97,606)  $(267,524)
  Add: Stock-based employee compensation expense
     included in reported net loss, net of related
     tax effects..................................        793       1,225          --
  Deduct: Total stock-based employee compensation
     expense determined under fair value based
     method for all awards, net of related tax
     effects......................................     (4,126)     (6,543)     (3,872)
                                                    ---------   ---------   ---------
  Pro Forma.......................................  $(128,008)  $(102,924)  $(271,396)
                                                    =========   =========   =========

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

                                                         YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      2003        2002        2001
                                                    ---------   ---------   ---------
Basic loss per share
  As Reported.....................................  $   (2.20)  $   (1.70)  $   (5.87)
  Pro Forma.......................................      (2.26)      (1.80)      (5.95)
Diluted loss per share
  As Reported.....................................  $   (2.20)  $   (1.70)  $   (5.87)
  Pro Forma.......................................      (2.26)      (1.80)      (5.95)

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: Risk free interest rates of 2.91 percent in 2003, 5.02 percent in 2002, and 4.88 percent in 2001; expected life of seven years for 2003, 2002, and 2001; expected volatility of 58 percent in 2003 and 2002, and 52 percent in 2001; expected dividends of zero in all years.

  USE OF ESTIMATES:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The actual results could differ from those estimates.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

     In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other provisions, this Statement eliminates the requirement that gains and losses from extinguishment of debt be classified as extraordinary items. SFAS No. 145 became effective for the Company on January 1, 2003. Upon adoption, there was no material impact on the Company's results of operations or financial condition.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than when a company commits to an exit plan as was previously required. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement requires that certain financial instruments previously accounted for as equity under previous guidance be classified as liabilities in statements of financial position. Such financial instruments include (i) mandatorily redeemable shares that the issuer is

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
obligated to buy back in exchange for cash or other assets, (ii) instruments, including put options and forward purchase contracts, that require the issuer to buy back some of its shares in exchange for cash or other assets and (iii) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer's shares. SFAS No. 150 became effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003, did not have a material impact on the Company's results of operations or financial condition.

     In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of FIN 45 are effective for all guarantees issued or modified after December 31, 2002. The Company currently does not have any guarantees requiring disclosure or measurement under FIN 45.

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN 46 addresses consolidation by business enterprises of certain variable interest entities. In December 2003, the FASB issued FIN 46(R), "Consolidation of Variable Interest Entities," which represents a revision to FIN 46. The provisions of FIN 46(R) are effective for interests in variable interest entities as of the first interim, or annual, period ending after March 15, 2004, except for variable interest entities considered special purposes entities or for those variable interest entities that had already applied FIN 46 in a previous period. FIN 46(R) requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosure in filings. An enterprise shall consolidate a variable interest entity if that enterprise is the primary beneficiary. An enterprise is considered the primary beneficiary if it has a variable interest that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. The Company elected to adopt the provisions of FIN 46 early (July 1, 2003) as it relates to the securities issued by the Tower Automotive Capital Trust (see Note
8). The Company determined that, under FIN 46, the trust which issued its mandatorily redeemable convertible preferred securities will no longer be consolidated by the Company. Beginning in the quarter ended September 30, 2003, the Company modified its presentation of the securities by recording an amount due to the trust of $258.8 million as debt, and recording interest expense on the related obligation (previously recorded as minority interest, net of tax). During the fourth quarter of 2003, the Company adopted FIN 46(R) and consolidated the variable interest entity related to its Lansing, Michigan building and equipment leasing arrangement and therefore recorded property, plant and equipment of $25.7 million and related indebtedness of $25.7 million as of December 31, 2003. Pursuant to the transition guidance in FIN 46, the Company has elected to adopt FIN 46 on a prospective basis. As a result, prior periods have not been reclassified to the new presentation for both variable interest entities. The Company does not anticipate any further impact related to FIN 46.

     In December 2003, the FASB issued SFAS No. 132(R), as revision to SFAS No. 132, Employers' Disclosure about Pensions and Other Postretirement Benefits. SFAS No. 132(R) does not change the measurement or recognition related to pension and other postretirement plans required by SFAS No. 87, Employers' Accounting for Pensions, SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions and retains the disclosure requirements contained in SFAS No. 132. SFAS No. 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined postretirement plans. SFAS No. 132(R) is effective for financial statements with fiscal years

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
ending after December 15, 2003, with the exception of disclosures related to foreign plans and estimated future benefit payments which are effective for fiscal years ending after June 15, 2004 (see Note 11). Upon adoption, there was no impact on the Company's results of operations or financial condition.

3.  RESTRUCTURING AND ASSET IMPAIRMENT CHARGES:

  MILWAUKEE RANGER AND NORTH AMERICA/CORPORATE OFFICE CONSOLIDATION ACTIVITIES (2003 PLAN):

     The Company announced in October 2003 plans to consolidate its Novi, Michigan North America oversight and Grand Rapids, Michigan corporate office activities and close its Rochester Hills, Michigan prototype tooling and technical center facility. Qualifying exit costs (in accordance with SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities") relating to these activities were recognized by the Company in the fourth quarter of 2003 totaling $3.7 million, comprised of cash charges of $2.1 million and non-cash asset impairment charges of $1.6 million. These costs incurred to date as well as any additional costs expected to be incurred relating to these activities are within the United States/ Canada reportable unit. The Company does not anticipate any significant additional expenses related to this restructuring activity.

     On May 27, 2003, the Company announced that it would transfer the production of high-volume frame assemblies for the Ford Ranger from its Milwaukee facility to its Bellevue, Ohio facility. During 2003, the Company recorded $25.0 million pre-tax restructuring and asset impairment charges relating to this event. These charges reflect estimated qualifying "exit costs" comprising cash charges of $6.1 million, pension and other post-retirement benefit plan curtailment costs of $6.3 million and non-cash asset impairment charges of $12.6 million, all within the United States/Canada reportable unit. These charges did not cover certain aspects of the 2003 Plan, including movement of equipment and colleague relocation and training, which are recognized in future periods as incurred. On December 5, 2003, the Company announced that it had decided not to proceed with the relocation of the Ford Ranger line based on revised economic factors from the original May 2003 decision principally due to concessions received from the Milwaukee labor unions and a need for management to focus on its 2004 new product launch schedule. Because the Company's measurement date for pension and post-retirement benefits is September 30, the decision to continue Ranger frame production in Milwaukee made in December 2003 will result in a reversal of the curtailment loss on a three-month lag (first quarter of 2004). The remaining charges related to the original decision to move the Ranger frame production will not be reversed.

     The accrual for the 2003 Plan is included in accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2003. The table below summarizes the accrued operational realignment and other charges related to the 2003 Plan through December 31, 2003 (in millions):

                                                           SEVERANCE AND
                                        ASSET IMPAIRMENT   OUTPLACEMENT    OTHER EXIT
                                             COSTS             COSTS         COSTS      TOTAL
                                        ----------------   -------------   ----------   ------
Provision.............................       $ 14.2            $ 4.9         $ 9.6      $ 28.7
Cash usage............................           --             (2.9)         (3.3)       (6.2)
Non-cash charges......................        (14.2)              --          (6.3)      (20.5)
                                             ------            -----         -----      ------
Balance at December 31, 2003..........       $   --            $ 2.0         $  --      $  2.0
                                             ======            =====         =====      ======

     During 2003, the Company charged $6.3 million of other exit costs from the 2003 Plan restructuring reserves for expected curtailment cost against the pension and post-retirement benefit liability accrual. As described above, these curtailment charges will be reversed in the first quarter of 2004. The Company anticipates satisfying the remaining 2003 plan restructuring reserves during the next twelve to eighteen months.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

  MILWAUKEE PRESS OPERATIONS (2002 PLAN):

     On January 31, 2002, the Company announced that it would discontinue the remaining stamping and ancillary processes performed at its Milwaukee Press Operations and relocate the remaining work to other Tower locations or Tier II suppliers. The Company substantially completed the transfer process in 2002. As a result of these efforts (the "2002 Plan"), the Company recorded a restructuring charge in the first quarter of 2002 totaling $75.4 million, which reflects the estimated qualifying "exit costs" to be incurred pertaining to the 2002 Plan. During the fourth quarter of 2002, due to a favorable settlement of anticipated other exit costs and an assessment of remaining costs, the Company subsequently reduced the estimates associated with the 2002 and 2001 Plans by $14.3 million, resulting in a net restructuring charge of $61.1 million for 2002.

     The 2002 Plan charge includes costs associated with asset impairments, severance and outplacement costs related to colleague terminations and certain other exit costs. These activities resulted in a reduction of approximately 500 colleagues.

     The asset impairments consist of long-lived assets, including fixed assets, buildings and manufacturing equipment from the facilities the Company intends to dispose of or discontinue. The carrying value of the long-lived assets written off was $47.2 million. Fixed assets that were disposed of as part of the 2002 Plan were written down to their estimated residual values. For assets that were sold currently, the Company measured impairment based on estimated proceeds on the sale of the facilities and equipment. These asset impairments arose as a consequence of the Company making the decision to exit these activities during the first quarter of 2002.

     The accrual for the 2002 Plan is included in accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2003 and 2002. The table below summarizes the accrued operational realignment and other charges through December 31, 2003 (in millions):

                                                          SEVERANCE AND
                                               ASSET      OUTPLACEMENT    OTHER EXIT
                                            IMPAIRMENTS       COSTS         COSTS      TOTAL
                                            -----------   -------------   ----------   ------
Provision.................................    $ 47.2          $ 8.4         $ 19.8     $ 75.4
Cash usage................................        --           (4.7)          (6.6)     (11.3)
Non-cash charges..........................     (47.2)            --          (11.2)     (58.4)
Revision of estimate......................        --           (0.2)          (1.0)      (1.2)
                                              ------          -----         ------     ------
Balance at December 31, 2002..............        --            3.5            1.0        4.5
Cash usage................................        --           (1.8)          (1.0)      (2.8)
Revision of estimate......................        --           (0.7)            --       (0.7)
                                              ------          -----         ------     ------
Balance at December 31, 2003..............    $   --          $ 1.0         $   --     $  1.0
                                              ------          -----         ------     ------

     As of December 31, 2003, the Company anticipates future cash payments of $1.0 million under the 2002 Plan within the next twelve months. During 2002, the Company charged $11.2 million of other exit costs from the 2002 Plan restructuring reserves for expected remaining pension curtailment costs against the pension liability accrual. The revision in estimates for the 2002 Plan resulted from minor variances in severance and other exit costs, as compared to the amount initially established in the 2002 Plan. Such revisions were credited to "Restructuring and Asset Impairment Charges" in the consolidated financial statements.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

  SEBEWAING AND MILWAUKEE PRESS OPERATIONS (2001 PLAN):

     In October 2001, the Company's board of directors approved a restructuring of the enterprise that included the closing of the Sebewaing, Michigan facility. In addition, in December 2001, the Company's board of directors approved a restructuring plan that related to the consolidation of technical activities and a reduction of other salaried colleagues in conjunction with a reorganization of the Company's U.S. and Canada operations and the relocation of some component manufacturing from the Company's Milwaukee Press Operations to other Tower locations. As a result of the 2001 Plan, the Company recorded a restructuring charge in the fourth quarter of 2001 of $178.1 million, which reflects the estimated qualifying "exit costs" to be incurred pertaining to the 2001 Plan. This total reflected a provision of $184.0 million, net of certain revisions in the estimate of the 2000 Plan of $5.9 million, which were reversed in 2001.

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

     The asset impairments consist of long-lived assets, including fixed assets, buildings and manufacturing equipment from the facilities the Company intends to dispose of or discontinue, and goodwill. The carrying value of the long-lived assets written off was $127.4 million as of December 31, 2001. For assets that were disposed of currently, the Company measured impairment based on estimated proceeds on the sale of the facilities and equipment. These asset impairments arose as a consequence of the Company making the decision to exit these activities during the fourth quarter of 2001.

     The write-off of assets having a total book value of $127.4 million included $87.5 million of goodwill associated with Sebewaing and Milwaukee Press Operations, $20.6 million of property, plant and equipment associated with the Sebewaing operations and $12.1 million of property, plant and equipment associated with the Milwaukee Press Operations business that was discontinued. Additionally, there was $7.2 million of property and building write-downs associated with the decision to consolidate the Company's technical centers.

     The accrual for the 2001 Plan is included in accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2003 and 2002. The table below summarizes the accrued operational realignment and accrued other charges related to the 2001 Plan through December 31, 2003 (in millions):

                                                         SEVERANCE AND
                                              ASSET      OUTPLACEMENT    OTHER EXIT
                                           IMPAIRMENTS       COSTS         COSTS       TOTAL
                                           -----------   -------------   ----------   -------
Provision................................    $ 127.4        $ 24.6         $ 32.0     $ 184.0
Cash usage...............................         --          (0.7)          (0.6)       (1.3)
Non cash charges.........................     (127.4)           --             --      (127.4)
                                             -------        ------         ------     -------
Balance at December 31, 2001.............         --          23.9           31.4        55.3
Cash usage...............................         --         (22.2)          (3.6)      (25.8)
Non cash charges.........................         --            --           (7.1)       (7.1)
Revision of estimate.....................         --          (0.7)         (12.4)      (13.1)
                                             -------        ------         ------     -------
Balance at December 31, 2002.............         --           1.0            8.3         9.3
Cash usage...............................         --          (2.0)          (3.5)       (5.5)
Revision of estimate.....................         --           1.0           (0.3)        0.7
                                             -------        ------         ------     -------
Balance at December 31, 2003.............    $    --        $   --         $  4.5     $   4.5
                                             =======        ======         ======     =======

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

     The remaining other exit costs of $4.5 million as of December 31, 2003 relate to the present value of operating lease payments that the Company is obligated to pay though 2010. During 2002, the Company charged $7.1 million for expected special termination benefits to be paid out in the future from the 2001 Plan restructuring reserves against the pension liability accrual. The revision in estimate for the 2001 Plan resulted from a legal settlement negotiated in 2002 with A.O. Smith, which allocated the cost of certain supplemental early retirement benefits to colleagues at the Press Operations and Heavy Truck Operations in Milwaukee. The impact of this legal settlement was to substantially reduce the cost of actuarial pension benefits due to colleagues terminated under the 2001 Plan. This difference of $11.1 million was credited to restructuring and asset impairment charges in the consolidated statement of operations for the year ended December 31, 2002. The revision in estimates for the 2001 Plan resulted from minor variances in the execution of the 2001 Plan and were accounted for in a similar manner.

     The restructuring and asset impairment charges line on the accompanying consolidated statements of operations is comprised of both restructuring and non-restructuring related asset impairments. The components of that line are as follows for each of the three years ended December 31 (in millions):

                                                              2003     2002     2001
                                                             ------   ------   ------
Restructuring and related asset impairments, net...........  $ 28.7   $ 75.4   $184.0
Revision of estimate.......................................      --    (14.3)    (5.9)
Other goodwill and asset impairments.......................   128.8       --    205.6
                                                             ------   ------   ------
Total......................................................  $157.5   $ 61.1   $383.7
                                                             ======   ======   ======

  NON-RESTRUCTURING ASSET IMPAIRMENTS

     During 2003, the Company evaluated the current operating plans and current and forecasted business for three of its frame assembly plants and other facilities. In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, the Company determined that there were indicators of impairment present for each of the facilities based upon the potential for new business and evaluation of pricing. Cash flow projections were prepared which indicated that there were not sufficient cash flows projected to support the carrying value of the long-lived assets at these facilities and they were written down by $122.7 million to their fair value based upon discounted cash flows. Additionally, the Company also identified assets which no longer had sufficient cash flows to support their carrying amounts and were written down by $6.1 million to their fair value. The asset write-offs of $128.8 million are included in the $157.5 million restructuring and asset impairment charge in the consolidated statement of operations for the year ended December 31, 2003. The non-restructuring asset impairment charges recorded during 2003 are within the United States/Canada operating segment.

     The other goodwill and asset impairment charges of $205.6 million recorded in 2001 are a result of the Company's review of the carrying amount of certain of its goodwill, fixed assets, and certain investments based upon the Company's operating plans (including the organizational realignment initiative discussed above) and current and forecasted trends in the automotive industry. Based upon a review of anticipated cash flows, the Company determined that goodwill of $108.6 million assigned to two of its plants was impaired and was written down. The Company also identified assets which no longer had sufficient cash flows to support their carrying amounts and were written down by $50.7 million to fair value, in addition to a write-down of $46.3 million related to its joint venture investment in J.L. French.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

4.  STOCKHOLDERS' INVESTMENT:

  SALE OF COMMON STOCK:

     In May 2002, the Company completed an underwritten primary offering of
17.25 million shares of Tower Automotive, Inc. common stock, which included the exercise of the underwriters' over-allotment option to acquire 2.25 million shares. The net proceeds from the offering were $222.6 million, based on an offering price of $13.75 per share. The Company used the net proceeds to repay borrowings under its Credit Agreement.

     In August 2001, the Company issued 3.6 million shares of Tower Automotive, Inc. common stock at a price of $11.00 per share in a private placement transaction. The Company used the net proceeds of approximately $37.5 million to repay outstanding indebtedness under its Credit Agreement.

  STOCK REPURCHASE:

     In May 2000, the Company announced that its board of directors approved the purchase of up to $100 million of its Common Stock in the open market at times and amounts to be determined by the Company. During 2000, the Company repurchased approximately 4.1 million shares at a total cost of $40.1 million. In August 2002, the Company announced its plan to resume its stock repurchase program. During 2002, approximately 9.8 million shares, at a total cost of $59.9 million were purchased to complete the total original board-approved amount. Repurchased shares are placed in treasury until subsequently reissued for general corporate purposes. The Company has no current plans to repurchase its common stock.

  EARNINGS PER SHARE:

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. None of the potentially dilutive common shares, totaling approximately 16.6 million, 16.2 million, and 16.4 million shares were included in the calculation of earnings per share in 2003, 2002, and 2001, respectively, because their impact was anti-dilutive.

                                                            YEARS ENDED DECEMBER 31,
                                                     --------------------------------------
                                                        2003          2002         2001
                                                     -----------   ----------   -----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss -- basic and diluted......................   $(124,675)    $(97,606)    $(267,524)
                                                      =========     ========     =========
Weighted average number of common shares
  outstanding -- basic and diluted.................      56,703       57,329        45,597
                                                      =========     ========     =========
Basic loss per share...............................   $   (2.20)    $  (1.70)    $   (5.87)
                                                      =========     ========     =========
Diluted loss per share.............................   $   (2.20)    $  (1.70)    $   (5.87)
                                                      =========     ========     =========

  STOCK OPTION PLANS:

     The Company adopted and the stockholders approved the 1994 Key Employee Stock Option Plan (the "Stock Option Plan"), under which any person who is a full-time, salaried employee of the Company (excluding non-management directors) is eligible to participate (a "Colleague Participant"). A committee of the Board of Directors selects the Colleague Participants and determines the terms and conditions of the options.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

     The Stock Option Plan provides for the issuance of options to purchase up to 3,000,000 shares of common stock at exercise prices equal to the market price on the date of grant, subject to certain adjustments reflecting changes in the Company's capitalization. As of December 31, 2003, 1,103,900 shares of common stock were available for issuance under the Stock Option Plan. Information regarding the Stock Option Plan is as follows:

                                                                               WEIGHTED
                                                                  WEIGHTED   AVERAGE FAIR
                                      SHARES                      AVERAGE      VALUE OF     EXERCISABLE
                                      UNDER                       EXERCISE     OPTIONS       AT END OF
                                      OPTION     EXERCISE PRICE    PRICE       GRANTED         YEAR
                                    ----------   --------------   --------   ------------   -----------
Outstanding, January 1, 2001......   2,020,350   $ 4.00 - 22.97    $19.00
  Exercised.......................     (42,750)    4.00 -  7.56      6.60
  Converted to restricted stock...  (1,251,500)   17.13 - 22.97     19.98
  Forfeited.......................    (223,500)    4.00 - 22.97     19.70
                                    ----------
Outstanding, December 31, 2001....     502,600     4.00 - 22.97     17.29       $8.85         378,600
  Exercised.......................     (75,000)    4.00 -  7.56      6.11
  Forfeited.......................    (201,250)   17.13 - 22.97     19.93
                                    ----------
Outstanding, December 31, 2002....     226,350     4.00 - 22.97     18.65        9.36         205,913
  Forfeited.......................     (58,650)    4.00 - 22.97     20.03
                                    ----------
Outstanding, December 31, 2003....     167,700   $ 4.00 - 22.97    $18.16       $9.07         167,700
                                    ==========

     The following table summarizes information about stock options outstanding at December 31, 2003:

                                     OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                  NUMBER      ---------------------------------   ----------------------------
   RANGE OF     OUTSTANDING   WEIGHTED-AVERAGE     WEIGHTED-        NUMBER        WEIGHTED-
 EXERCISABLE        AT           REMAINING          AVERAGE       EXERCISABLE      AVERAGE
   OPTIONS       12/31/03     CONTRACTUAL LIFE   EXERCISE PRICE    12/31/03     EXERCISE PRICE
--------------  -----------   ----------------   --------------   -----------   --------------
$         4.00      1,950           1.2              $ 4.00           1,950         $ 4.00
          7.56      8,000           2.1                7.56           8,000           7.56
 17.13 - 22.97    157,750           4.8               18.88         157,750          18.88

     The weighted average exercise price of options exercisable at the end of the year was $18.16 at December 31, 2003, $18.59 at December 31, 2002 and $16.59 at December 31, 2001. The weighted average remaining contractual life of outstanding options was 4.6 years at December 31, 2003.

     All options granted under the Stock Option Plan have a contractual life of 10 years from the date of grant and vest ratably over a four-year or two-year period from the date of grant.

     In March 1999, the Company's board of directors adopted and the stockholders approved the Tower Automotive Inc. Long Term Incentive Plan ("Incentive Plan"). The Incentive Plan is designed to promote the long-term success of the Company through stock based compensation by aligning the interests of participants with those of its stockholders. Eligible participants under the Incentive Plan include key company colleagues, directors, and outside consultants. Awards under the Incentive Plan may include stock options, stock appreciation rights, performance shares, and other stock based awards. The Incentive Plan provides for the issuance of up to 3,000,000 shares of common stock. As of December 31, 2003, 1,365,985 shares of common stock were available for issuance under the Incentive Plan. A committee of the board of directors is responsible for administration, participant selection, and determination of terms and conditions of the Incentive Plan.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

     Information regarding options granted under the Incentive Plan is as follows:

                                                                          WEIGHTED
                                                             WEIGHTED   AVERAGE FAIR
                                 SHARES                      AVERAGE      VALUE OF     EXERCISABLE
                                 UNDER                       EXERCISE     OPTIONS       AT END OF
                                 OPTION     EXERCISE PRICE    PRICE       GRANTED         YEAR
                               ----------   --------------   --------   ------------   -----------
Outstanding, January 1,
  2001.......................   1,987,970   $ 9.13 - 26.81    $14.61
  Granted....................     918,450            11.33     11.33
  Converted to restricted
     stock...................    (252,000)           19.25     19.25
  Forfeited..................    (273,450)    9.13 - 13.19     10.62
                               ----------
Outstanding, December 31,
  2001.......................   2,380,970     9.63 - 26.81     13.36       $7.48          373,783
  Granted....................     859,050            13.75     13.75
  Exercised..................     (33,400)   11.33 - 13.19     12.87
  Forfeited..................    (249,175)   10.19 - 19.25     13.62
                               ----------
Outstanding, December 31,
  2002.......................   2,957,445     9.63 - 26.81     13.46        7.79          925,605
  Granted....................     562,900             3.16      3.16
  Granted....................       3,000             4.55      4.55
  Forfeited..................  (1,234,232)    3.16 - 13.75     12.35
                               ----------
Outstanding, December 31,
  2003.......................   2,289,113   $ 3.16 - 26.81    $11.51       $6.50        1,024,239
                               ==========

     The following table summarizes information about stock options outstanding at December 31, 2003:

                                         OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                     NUMBER      -----------------------------------   ------------------------------
     RANGE OF      OUTSTANDING   WEIGHTED-AVERAGE                        NUMBER
   EXERCISABLE         AT           REMAINING       WEIGHTED-AVERAGE   EXERCISABLE   WEIGHTED-AVERAGE
     OPTIONS        12/31/03     CONTRACTUAL LIFE    EXERCISE PRICE     12/31/03      EXERCISE PRICE
  --------------   -----------   ----------------   ----------------   -----------   ----------------
   $ 3.16 - 4.55      499,450          9.4               $ 3.17               --             N/A
    9.63 - 13.75    1,603,173          7.2                 8.30          853,999          $12.68
           15.56       65,000          6.4                15.56           48,750           15.56
           26.81      121,490          5.3                26.81          121,490           26.81

     Options granted in each of the past three years have a remaining contractual life of five to 10 years and vest ratably over a four-year period from the date of grant. The weighted average exercise price of options exercisable at the end of the year was $14.49 at December 31, 2003, $14.63 at December 31, 2002, and $13.65 at December 31, 2001. The weighted average remaining contractual life of outstanding options was 7.6 years at December 31, 2003. Information on shares of restricted stock granted under this Plan is set forth below under the caption "Restricted Stock".

  INDEPENDENT DIRECTOR STOCK OPTION PLAN:

     In February 1996, the company's board of directors approved the Tower Automotive, Inc. Independent Director Stock Option Plan (the "Director Option Plan") that provides for the issuance of options to Independent Directors, as defined, to acquire up to 200,000 shares of the Company's Common Stock, subject to certain adjustments reflecting changes in the Company's capitalization. As of December 31, 2003, 84,800 shares of common stock were available for issuance under the Director Option Plan. The option exercise price must be at least equal to the fair value of the Common Stock at the time the option is granted. Vesting is determined by the board of directors at the date of grant and in no event

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
can be less than six months from the date of grant. Information regarding the Director Option Plan is as follows:

                                                                         WEIGHTED
                                                            WEIGHTED   AVERAGE FAIR
                                 SHARES                     AVERAGE      VALUE OF     EXERCISABLE
                                  UNDER                     EXERCISE     OPTIONS       AT END OF
                                 OPTION    EXERCISE PRICE    PRICE       GRANTED         YEAR
                                 -------   --------------   --------   ------------   -----------
Outstanding, January 1, 2001...  122,000   $7.56 - 22.97     $16.64
  Forfeited....................   (6,800)          19.25      19.25
                                 -------
Outstanding, December 31,
  2001.........................  115,200    7.56 - 22.97      16.49       $8.75         108,400
  Exercised....................  (15,000)           7.56       7.56
                                 -------
Outstanding, December 31, 2002
  and 2003.....................  100,200   $7.56 - 22.97     $17.82       $9.42         100,200
                                 =======

     The following table summarizes information about stock options outstanding at December 31, 2003:

                                       OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                               -----------------------------------   ------------------------------
    RANGE OF       NUMBER      WEIGHTED-AVERAGE                        NUMBER
  EXERCISABLE    OUTSTANDING      REMAINING       WEIGHTED-AVERAGE   EXERCISABLE   WEIGHTED-AVERAGE
    OPTIONS      AT 12/31/03   CONTRACTUAL LIFE    EXERCISE PRICE     12/31/03      EXERCISE PRICE
  ------------   -----------   ----------------   ----------------   -----------   ----------------
  $       7.56     15,000            2.1               $ 7.56          15,000           $ 7.56
   18.94-22.97     85,200            4.1                19.63          85,200            19.63

     The weighted average exercise price of options exercisable at the end of the year was $17.82 at December 31, 2003, $17.82 at December 31, 2002 and $16.31 at December 31, 2001. The weighted average remaining contractual life of outstanding options was 3.8 years at December 31, 2003.

  EMPLOYEE STOCK PURCHASE PLAN:

     The Company also sponsors an employee stock discount purchase plan, which provides for the sale, to colleagues only, of up to 1,400,000 shares of the Company's Common Stock at discounted purchase prices, subject to certain limitations. The cost per share under this plan is 85 percent of the market value of the Company's Common Stock at the date of purchase, as defined. During the year ended December 31, 2003, 252,156 shares of Common Stock were issued to colleagues pursuant to this plan, 222,145 shares of Common Stock were issued during the year ended December 31, 2002, and 172,502 shares of Common Stock were issued during the year ended December 31, 2001. The weighted average fair value of shares sold in 2003, 2002, and 2001 was $2.59, $6.43 and $6.64, respectively.

  DEFERRED STOCK PLANS:

     The Company sponsors the Tower Automotive, Inc. Key Leadership Deferred Income Stock Purchase Plan and the Tower Automotive, Inc. Director Deferred Stock Purchase Plan (the "Deferred Stock Plans"), which allow certain colleagues to defer receipt of all or a portion of their annual cash bonus and outside directors to defer all or a portion of their annual retainer. The Company makes a matching contribution of one-third of the deferral. The Company matching contribution vests on the 15th day of December of the second plan year following the date of the deferral. In accordance with the terms of the plans, the deferral and Company's matching contribution may be placed in a "Rabbi" trust, which invests solely in the Company's Common Stock. This trust arrangement offers a degree of assurance for ultimate payment of benefits without causing constructive receipt for income tax purposes. Distributions from the trust can only be made in the form of the Company's Common Stock. The assets in the trust remain subject to the claims of creditors of the Company and are not the property of the colleague or outside director; therefore, they are included as a separate component of stockholders' investment under the

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
caption "deferred compensation plans". Under these plans, $3.4 million, $1.4 million and $1.3 million were deferred (including employer match) during the years ended December 31, 2003, 2002 and 2001, respectively.

  RESTRICTED STOCK:

     In July 2001, the Company offered to its existing colleagues, and designated consultants, the right to exchange certain Company stock options, having an exercise price of $17.125 or more, for shares of restricted stock. As a result of the offer, effective September 17, 2001, the Company issued 530,671 shares of its common stock under the Tower Automotive, Inc. Long Term Incentive Plan, subject to certain restrictions and risks of forfeiture, in exchange for the surrender of options to purchase a total of 1,503,500 shares of the Company's Common Stock. The cost of this exchange was recorded in stockholders' investment as deferred compensation based upon the fair value of stock issued and is being expensed over the vesting period. During the years ended December 31, 2003 and 2002, 2,920 and 575 shares vested, respectively and 98,172 and 61,003 shares were forfeited, respectively. As of December 31, 2003, 368,767 shares remain restricted.

     During the year ended December 31, 2003, a committee of the board of directors awarded 210,360 shares of its common stock under the Tower Automotive, Inc. Long Term Incentive Plan, subject to certain restriction and risks of forfeiture to existing colleagues. During the year ended December 31, 2003, 19,620 shares were forfeited. As of December 31, 2003, 190,740 shares remain restricted.

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

5.  MANDATORILY REDEEMABLE TRUST CONVERTIBLE PREFERRED SECURITIES:

     On June 9, 1998, Tower Automotive Capital Trust (the "Preferred Issuer"), a wholly owned statutory business trust of the Company, completed the offering of $258.8 million of its 6 3/4 percent Trust Convertible Preferred Securities ("Preferred Securities"), resulting in net proceeds of approximately $249.7 million. The Preferred Securities are redeemable, in whole or in part, on or after June 30, 2001 and all Preferred Securities must be redeemed no later than June 30, 2018. The Preferred Securities are

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
convertible, at the option of the holder, into common stock of the Company at a rate of 1.6280 shares of common stock for each Preferred Security, which is equivalent to a conversion price of $30.713 per share. The net proceeds of the offering were used to repay outstanding indebtedness. Minority interest reflected in the accompanying consolidated statements of operations represents dividends on the Preferred Securities at a rate of 6 3/4 percent, net of income tax benefits at the Company's incremental tax rate.

     During the third quarter of 2003, the Company elected to adopt the current provisions of FASB Interpretation Number (FIN) 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (see additional discussion in note 8) as it relates to its Preferred Securities prior to the required effective date. Under FIN 46, the Tower Automotive Capital Trust which was previously consolidated by the Company is no longer consolidated. As a result, the Company no longer presents the Preferred Securities as mezzanine financing, but instead records a debt obligation for the proceeds which are owed to the Trust by the Company. Interest is recorded at 6 3/4 percent on the amount owed by the Company to the Trust, which is equal to the amount that was previously presented as minority interest (net of tax) for the dividends on the preferred stock. Interest expense increased by $8.7 million in 2003 related to this reclassification. Pursuant to the guidance in FIN 46, the Company has not reclassified the presentation in prior periods.

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

6.  ACQUISITIONS AND INVESTMENT IN JOINT VENTURES:

  ACQUISITIONS:

     Effective February 2004, the Company has acquired all of the outstanding shares of Seojin Industrial Company Limited ("Seojin") for approximately $51 million in aggregate consideration through a series of three stages that commenced in October 1999. The Company has been consolidating Seojin since October 2000 due to its previous 66 percent controlling ownership interest. The Company acquired the remaining 34 percent ownership interest for $10.3 million in the final transaction in February 2004 to achieve its current 100 percent ownership. Seojin is a supplier of frames, modules and structural components to the Korean automotive industry with primary customers of Hyundai and Kia.

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

     The Company accounts for its acquisitions using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at fair value as of the dates of the acquisitions. The excess of the purchase price over the fair value of the assets acquired and liabilities

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
assumed has been recorded as goodwill. Results of operations for these acquisitions have been included in the accompanying consolidated financial statements since the dates of acquisition.

     In conjunction with its acquisitions, reserves have been established for certain costs associated with facility shutdown and consolidation activities, for general and payroll related costs primarily for planned employee termination activities, and for provisions for acquired loss contracts. A rollforward of these reserves is as follows (in millions):

                                                     FACILITY         PAYROLL        LOSS
                                                  SHUTDOWN COSTS   RELATED COSTS   CONTRACTS
                                                  --------------   -------------   ---------
December 31, 2001...............................      $ 5.2            $ 1.1         $17.0
  Utilization...................................       (0.7)            (1.1)         (3.9)
  Revision of estimate..........................         --               --          (7.0)
                                                      -----            -----         -----
December 31, 2002...............................        4.5               --           6.1
  Utilization...................................       (0.4)              --          (3.0)
  Revision of estimate..........................       (2.1)              --          (0.2)
                                                      -----            -----         -----
December 31, 2003...............................      $ 2.0            $  --         $ 2.9
                                                      =====            =====         =====

     As of December 31, 2003, all of the identified facilities have been shutdown, but the Company continues to incur costs related to maintenance, taxes and other costs related to the buildings. The revision of estimate in 2003 for the remaining facility shut down costs resulted from an analysis of future costs to be incurred. The $2.1 million was recorded as an adjustment to goodwill. The Company's acquisition reserves have been utilized as originally intended and management believes the liabilities recorded for shutdown and consolidation activities are adequate as of December 31, 2003.

     In 2002 and 2003, the Company revised its accrual for estimated loss contracts to reflect the discontinuance of certain contracts that the Company was fulfilling at a loss, and the reduction of costs associated with remaining loss contracts which were transferred to lower cost locations as part of the Company's restructuring activities. Additionally, environmental and other reserves decreased by $0.5 million based on an analysis of outstanding exposures in 2002.

     A reconciliation of the purchase accounting liabilities detailed in the table above to the total purchase accounting liabilities shown in Note 2 follows (in millions):

                                                              DECEMBER 31,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
Facility shutdown costs.....................................  $ 2.0   $ 4.5
Loss contracts..............................................    2.9     6.1
Environmental liabilities...................................    6.9     7.1
Legal and other.............................................    1.7     2.2
                                                              -----   -----
  Total purchase accounting reserves........................  $13.5   $19.9
                                                              =====   =====

  INVESTMENT IN JOINT VENTURES:

     On January 2, 2001, the Company invested approximately $2 million in the formation of a prototyping joint venture with Carron Industries. The joint venture, Carron Prototype Center, located in Inkster, Michigan, provided the Company with detail stamping and tooling capabilities and had capacity for full frame prototypes and vehicle builds. During the year ended December 31, 2002, the Company determined that the investment was impaired and recognized a charge of approximately $0.7 million associated with the write-off of its investment in this joint venture.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

     As of December 31, 2003 and 2002, the Company held a 30.8 percent equity interest in Yorozu Corporation ("Yorozu"), a supplier of suspension modules and structural parts to the Asian and North American automotive markets, from Nissan Motor Co. Ltd. ("Nissan"). Yorozu is based in Japan and is publicly traded on the first tier of the Tokyo Stock Exchange. Its principal customers include Nissan, Auto Alliance, General Motors, Ford, and Honda. The Company paid Nissan approximately $68 million over a three-year period beginning in September 2000. Previous to the fourth quarter of 2003, the Company had determined that its investment in Yorozu had not suffered an other than temporary decline in market value. This determination was based on the strategic nature of the investment which supported the Company's original investment decision and the fact that the Company believed that there was a significant premium associated with the large block of stock held in Japan. During the fourth quarter of 2003, the Company reevaluated the strategic nature and current intent of its investment in Yorozu, and determined that the most appropriate valuation is based upon the traded value of the shares. As a result, the Company recorded an impairment charge of $27.4 million during the fourth quarter of 2003 to record the investment at the December 31, 2003 traded value on the Tokyo stock exchange.

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

     On October 14, 1999, the Company loaned $30.0 million to J. L. French Automotive Castings, Inc., ("J.L. French") in exchange for a convertible subordinated promissory note due October 14, 2009 that bears interest at 7.5 percent. On November 30, 2000, the Company exercised its option to convert the note into 7,124 shares of Class A1 Common Stock of J.L. French, which has a 7.5 percent pay-in-kind dividend right. Additionally, on November 30, 2000, the Company invested $2.9 million in J.L. French through the purchase of Class P Common Stock, which has an 8 percent pay-in-kind dividend right. On May 24, 2000, the Company invested $11.0 million in J.L. French through the purchase of Class A Common Stock. As discussed in Note 3, the Company evaluated its investment in J.L. French and determined that the investment has been impaired. Due to this impairment, the Company recorded a charge of $46.3 million to write off the entire investment in J.L. French during 2001. J.L. French's capital structure was reorganized in December 2002. The Company elected not to participate in a new class of stock that now controls J.L. French and as a result, the Company effectively no longer has a substantive ownership interest in J.L. French.

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

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

     Summarized unaudited financial information for Metalsa and Yorozu is as follows (in thousands):

                                                               DECEMBER 31,
                                                    ----------------------------------
                                                       2003         2002        2001
                                                    ----------   ----------   --------
CONDENSED STATEMENTS OF EARNINGS
  Revenues........................................  $  927,239   $1,023,627   $778,108
                                                    ==========   ==========   ========
  Operating income................................  $   56,613   $   58,795   $ 33,202
                                                    ==========   ==========   ========
  Net income......................................  $   31,179   $   40,837   $ 23,813
                                                    ==========   ==========   ========
CONDENSED BALANCE SHEETS
  Current assets..................................  $  343,505   $  329,453   $326,628
  Noncurrent assets...............................     693,096      649,307    624,217
                                                    ----------   ----------   --------
                                                    $1,036,601   $  978,760   $950,845
                                                    ==========   ==========   ========
  Current liabilities.............................  $  281,799   $  196,104   $169,002
  Noncurrent liabilities..........................     299,111      360,292    370,119
  Stockholders' investment........................     455,691      422,364    411,724
                                                    ----------   ----------   --------
                                                    $1,036,601   $  978,760   $950,845
                                                    ==========   ==========   ========

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

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

8.  LONG-TERM DEBT:

     Long-term debt consisted of the following (in thousands):

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 2003        2002
                                                              ----------   ---------
Revolving credit facility, due July 2006, interest at
  reference, money market or LIBOR plus a margin ranging
  from 100 to 325 basis points (2.87 percent at December 31,
  2002).....................................................  $       --   $  93,800
Revolving credit facility, multi currency borrowings, due
  July 2006, interest at reference or LIBOR plus a margin
  ranging from 100 to 325 basis points (3.33 percent at
  December 31, 2002)........................................          --      83,503
Term credit facility, due July 2006, interest at reference
  or LIBOR plus a margin ranging from 100 to 325 basis
  points (4.17 percent at December 31, 2003 and 2.91 percent
  at December 31, 2002).....................................     239,512     125,000
R. J. Tower Corporation 9.25 percent Senior Euro Notes due
  August 2010...............................................     188,640     157,440
R. J. Tower Corporation 12 percent Senior Notes, due June
  2013 (net of debt discount of $6,955).....................     251,005          --
Industrial development revenue bonds, due in lump sum
  payments in June 2024 and March 2025, interest payable
  monthly at a rate adjusted weekly by a bond remarketing
  agent (1.26 percent at December 31, 2003 and 1.60 percent
  at December 31, 2002).....................................      43,765      43,765
Convertible Edgewood notes, paid in May 2003, interest at
  5.75 percent..............................................          --          50
Due to Tower Automotive Capital Trust, due June 2018,
  interest at 6.75 percent payable quarterly................     258,750          --
Other foreign subsidiary indebtedness, consisting primarily
  of borrowings at Seojin, interest ranging from 4.5 percent
  to 13.3 percent, renewable annually.......................     145,373     123,518
Other.......................................................      25,749      18,422
                                                              ----------   ---------
                                                               1,152,794     645,498
Less -- Current maturities..................................     (91,935)   (110,278)
                                                              ----------   ---------
                                                              $1,060,859   $ 535,220
                                                              ==========   =========

     Future maturities of long-term debt as of December 31, 2003 are as follows (in thousands):

2004........................................................   $   91,935
2005........................................................       95,495
2006........................................................      211,599
2007........................................................        3,660
2008........................................................        2,373
Thereafter..................................................      747,732
                                                               ----------
                                                               $1,152,794
                                                               ==========

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

     In June 2003, the Company completed an amendment to its senior credit facility (the "Credit Agreement") to reduce the borrowing capacity of the facility and provide for amended financial covenants

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
in order to enhance overall liquidity. The amendment reduced the former $725 million facility to a $600 million facility. The term portion of the facility increased from $125 million to $240 million, and the revolver portion decreased from $600 million to $360 million. The Company had previously amended, in June 2002, its prior credit agreement, which voluntarily reduced its borrowing facility from $1.15 billion to $725 million. The amount available to borrow under the revolver portion of the credit facility is restricted by $44 million of permanent letters of credit, and is also restricted by $200 million to provide flexibility for the Company to redeem its $200 million convertible subordinated notes (due August 1, 2004), in the event it elects to do so without refinancing the convertible notes in another manner. The Credit Agreement also includes a multi-currency borrowing feature that allows the Company to borrow up to $316 million in certain freely tradable offshore currencies, and letters of credit sublimits of $250 million. As of December 31, 2003, there were no revolver borrowings outstanding. Interest on the Credit Agreement is at the financial institutions' reference rate, LIBOR, or the Eurodollar rate plus a margin ranging from 100 to 325 basis points depending on the ratio of the consolidated funded debt for restricted subsidiaries of the Company to its total EBITDA. The weighted average interest rate for such borrowings was 7.3 percent for the year ended December 31, 2003 (including the effect of the interest rate swap contract discussed below). The Credit Agreement has a final maturity of 2006.

     As a result of the permanent reductions of borrowing capacity under the June 2003 and June 2002 amendments, the Company recorded $0.4 million and $2.0 million non-cash charges during the second quarters of 2003 and 2002, respectively for the write-off of deferred financing costs associated with the credit facilities.

     The Credit Agreement requires the Company to meet certain financial tests, including but not limited to a minimum interest coverage and maximum leverage ratio. The Credit Agreement limits the Company's ability to pay dividends. As of December 31, 2003, the Company was in compliance with all debt covenants.

     In July 2000, R. J. Tower Corporation (the "Issuer"), a wholly-owned subsidiary of the Company, issued Euro-denominated senior unsecured notes in the amount of E150 million ($188.6 million at December 31, 2003). The notes bear interest at a rate of 9.25 percent, payable semi-annually. The notes rank equally with all of the Company's other senior unsecured and unsubordinated debt and mature on August 1, 2010.

     During the third quarter of 2003, the Company elected to adopt the current provisions of FASB Interpretation Number (FIN) 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" (see additional discussion in note 2) as it relates to its mandatorily redeemable convertible trust preferred securities prior to the required effective date. Under FIN 46, the Tower Automotive Capital Trust, which was previously consolidated by the Company, is no longer consolidated. As a result, the Company no longer presents the mandatorily redeemable convertible trust preferred securities as mezzanine financing, but instead records a debt obligation for the proceeds which are owed to the Trust by the Company. Interest is recorded at 6 3/4 percent on the amount owed by the Company to the Trust, which is equal to the amount that was previously presented as minority interest (net of tax) for the dividends on the preferred stock. Interest expense increased by $8.7 million in 2003 related to this reclassification. Pursuant to the guidance in FIN 46, the Company has elected not to reclassify the presentation in prior periods. The $258.8 million trust convertible preferred securities held by the Trust were issued in June 1998 at a dividend rate of 6 3/4 percent and are redeemable, in whole or in part, after June 30, 2001 but before June 30, 2018. The preferred securities are also convertible at the option of the holder into common stock of Tower at an equivalent conversion price of $30.713 per share. As of December 31, 2003, the Company consolidated the variable interest entity related to its Lansing, Michigan building and equipment leasing arrangement and therefore recorded property, plant and equipment of $25.7 million and related indebtedness of $25.7 million as of December 31, 2003.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

     In July 1997, the Company issued $200 million unsecured convertible subordinated notes, which bear interest at 5 percent and are due on August 1, 2004, and therefore, have been classified as a component of current maturities in the current liability section of the consolidated balance sheet as of December 31, 2003. The notes are convertible into common stock of the Company at a conversion price of $25.88 per share.

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

     The Company has designated the swap as a cash flow hedge. Accordingly, gains and losses are recorded in accumulated other comprehensive income (loss), net of income taxes. As of December 31, 2003, there is $8.2 million (net of tax) recorded in accumulated other comprehensive loss related to the cash flow hedge. Derivative liabilities relating to the interest rate swap agreement totaling $13.4 million have been recorded in accrued liabilities in the consolidated balance sheet as of December 31, 2003. The fair value of the interest rate swap agreement is based upon the difference between the contractual rates and the present value of the expected future cash flows on the hedged interest rate.

9.  INCOME TAXES:

     The provision (benefit) for income taxes consisted of the following (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2003      2002       2001
                                                        --------   -------   --------
Current --
  Domestic............................................  $(11,213)  $(4,981)  $    201
  Foreign.............................................    (3,571)   10,510      7,245
                                                        --------   -------   --------
     Total............................................   (14,784)    5,529      7,446
Deferred --
  Domestic............................................   (48,491)    4,321    (75,139)
  Foreign.............................................    12,464    (2,214)    (5,619)
                                                        --------   -------   --------
     Total............................................   (36,027)    2,107    (80,758)
                                                        --------   -------   --------
       Total..........................................  $(50,811)  $ 7,636   $(73,312)
                                                        ========   =======   ========

     A reconciliation of income taxes computed at the statutory rates to the reported income tax provision (benefit) is as follows (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2003      2002       2001
                                                       --------   -------   ---------
Taxes at federal statutory rates.....................  $(52,752)  $ 7,636   $(120,514)
Foreign taxes and other..............................   (14,469)   (7,252)     (1,226)
Effect of permanent differences, primarily interest
  expense and nondeductible goodwill.................    (2,385)     (457)     32,174
Valuation allowance..................................    18,795     7,709      16,254
                                                       --------   -------   ---------
  Total..............................................  $(50,811)  $ 7,636   $ (73,312)
                                                       ========   =======   =========

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

     The summary of income (loss) before provision (benefit) for income taxes, equity in earnings of joint ventures, minority interests, extraordinary item and cumulative effect of accounting change consisted of the following (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2003        2002       2001
                                                     ---------   --------   ---------
Domestic...........................................  $(183,070)  $(12,246)  $(364,688)
Foreign............................................     32,351     34,064      20,362
                                                     ---------   --------   ---------
  Total............................................  $(150,719)  $ 21,818   $(344,326)
                                                     =========   ========   =========

     A summary of deferred income tax assets (liabilities) is as follows (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2003        2002
                                                              ---------   --------
Deferred income tax assets:
  Accrued compensation costs................................  $  36,735   $ 27,536
  Postretirement benefit obligations........................     30,073     30,981
  Loss contracts............................................      2,894      3,770
  Facility closure and consolidation costs..................     79,339     40,548
  Net operating loss carryforwards and tax credits..........    191,878    113,770
  Investment valuation adjustments..........................     25,857     16,254
  Other reserves and accruals not currently deductible for
     tax purposes...........................................     12,669     30,588
                                                              ---------   --------
                                                                379,445    263,447
     Less: Valuation allowance..............................    (60,103)   (48,151)
                                                              ---------   --------
     Total deferred income tax assets.......................    319,342    215,296
Deferred income tax liabilities -- fixed asset and goodwill
  lives and methods.........................................   (152,282)   (88,963)
                                                              ---------   --------
     Net deferred tax assets................................  $ 167,060   $126,333
                                                              =========   ========

     The Company has federal net operating loss carryforwards ("NOL's") of $323.6 million that expire 2021 through 2023. The Company has a federal alternative minimum tax ("AMT") credit carryforward of $2.7 million. The AMT credit has an indefinite carryforward period.

     The Company has various state tax credit and NOL carryforwards that expire through 2023. In 2002, a $7.7 million valuation allowance was established due to the uncertainty of realization of certain state tax credits and net operating losses. In 2003, an additional valuation allowance of $13.5 million was established raising the total state tax valuation allowance to $21.2 million.

     The Company's foreign subsidiaries have NOL carryforwards of $157.7 million. In 2002, the Company established a $24.2 million valuation allowance due to the uncertainty of the realization of a tax benefit associated with the writedown of goodwill under SFAS 142 related to the Company's Brazil operations. The goodwill writedown and related income tax provision were netted and reported as a cumulative effect of a change in accounting principle in the 2002 Consolidated Statement of Operations. In 2003, the Company determined that realization of the entire goodwill tax benefit is now probable and reversed the remaining portion of the valuation allowance. In 2003, a $13.1 million valuation allowance was established due to the uncertainty of realization of certain foreign net operating losses.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

     In 2001, a $16.2 million valuation allowance was provided due to the uncertainty of the use of the tax benefit associated with a specific reserve recorded against the carrying value of a cost-based investment.

     The deferred tax valuation allowance consisted of the following unrealizable elements (in millions):

                                                              DECEMBER 31,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
Brazil non-deductible goodwill..............................  $  --   $24.2
State NOL's.................................................   21.2     7.7
J.L. French investment capital loss.........................   16.2    16.2
Foreign investment capital loss.............................    9.6      --
Foreign NOL's...............................................   13.1      --
                                                              -----   -----
  Net deferred tax valuation allowance......................  $60.1   $48.1
                                                              =====   =====

     The Company records deferred taxes for its earnings on equity method investments representing the equity method earnings or losses recorded for financial reporting basis which differ from those recorded for tax. Deferred taxes are not recognized for consolidated foreign investments as such investment is deemed permanently reinvested by the Company. The Company has a $18.9 million deferred income tax liability for a temporary difference arising from undistributed earnings from its investment in a foreign joint venture recorded on the equity method. In 2003, a $9.6 million valuation allowance was provided due to the uncertainty of the use of the tax benefit associated with the write-down of the Yorozu investment to less than its carrying value for tax purposes due to the capital nature of the loss. The amount of unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries, which are permanent in duration, is not practicable for the Company to determine.

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

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

     Financial information by segment is as follows (in thousands):

                                                  UNITED STATES/
                                                      CANADA       INTERNATIONAL     TOTAL
                                                  --------------   -------------   ----------
2003:
Revenues........................................    $1,987,701       $828,048      $2,815,749
Interest expense, net...........................        80,111         12,636          92,747
Operating income................................      (111,703)        53,731         (57,972)
Total assets....................................     1,892,602        953,807       2,846,409
Capital expenditures, net.......................       140,226         89,900         230,126
Depreciation and amortization expense...........       105,084         46,114         151,198
Restructuring and asset impairment charges,
  net...........................................       153,884          3,648         157,532
Income (loss) before provision (benefit) for
  income taxes..................................      (183,070)        32,351        (150,719)
Provision (benefit) for income taxes............       (59,704)         8,893         (50,811)
2002:
Revenues........................................    $2,075,222       $679,242      $2,754,464
Interest expense, net...........................        57,703         12,564          70,267
Operating income................................        37,124         56,013          93,137
Total assets....................................     1,747,772        810,113       2,557,885
Capital expenditures, net.......................        95,922         63,042         158,964
Depreciation and amortization expense...........       100,595         36,103         136,698
Restructuring and asset impairment charges,
  net...........................................        57,475          3,650          61,125
Income (loss) before provision (benefit) for
  income taxes..................................       (12,246)        34,064          21,818
Provision (benefit) for income taxes............          (660)         8,296           7,636
2001:
Revenues........................................    $1,777,361       $690,072      $2,467,433
Interest expense, net...........................        61,721         12,044          73,765
Operating income (loss).........................      (315,387)        44,826        (270,561)
Total assets....................................     2,041,851        491,585       2,533,436
Capital expenditures, net.......................       131,455         62,500         193,955
Depreciation and amortization expense...........       126,863         33,030         159,893
Restructuring and asset impairment charges,
  net...........................................       383,739             --         383,739
Income (loss) before provision (benefit) for
  income taxes..................................      (364,688)        20,362        (344,326)
Provision (benefit) for income taxes............       (74,938)         1,626         (73,312)

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

     The following is a summary of revenues and long-lived assets by geographic location (in thousands):

                                              YEARS ENDED DECEMBER 31 AND END OF YEAR
                            ---------------------------------------------------------------------------
                                     2003                      2002                      2001
                            -----------------------   -----------------------   -----------------------
                                         LONG-LIVED                LONG-LIVED                LONG-LIVED
                             REVENUES      ASSETS      REVENUES      ASSETS      REVENUES      ASSETS
                            ----------   ----------   ----------   ----------   ----------   ----------
United States and
  Canada..................  $1,987,701   $  679,634   $2,075,222   $  743,552   $1,777,361   $  852,887
Europe....................     426,778      242,766      322,773      176,412      278,789      121,993
Asia......................     359,583      183,995      322,951      180,298      376,040      159,940
Mexico and South America..      41,687       12,923       33,518       10,481       35,243       12,972
                            ----------   ----------   ----------   ----------   ----------   ----------
                            $2,815,749   $1,119,318   $2,754,464   $1,110,743   $2,467,433   $1,147,792
                            ==========   ==========   ==========   ==========   ==========   ==========

     Revenues are attributed to geographic locations based on the location of specific production. Long-lived assets consist of net property, plant and equipment and capitalized tooling, and excludes intangible assets.

     The following is a summary of the approximate composition by product category of the Company's revenues (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      2003         2002         2001
                                                   ----------   ----------   ----------
Body structures and assemblies (including Class A
  surfaces)......................................  $1,203,772   $1,046,696   $  971,858
Lower vehicle structures.........................     955,301    1,101,786      895,118
Suspension and powertrain modules................     354,411      302,991      355,981
Suspension components............................     221,777      220,357      198,296
Other............................................      80,488       82,634       46,180
                                                   ----------   ----------   ----------
                                                   $2,815,749   $2,754,464   $2,467,433
                                                   ==========   ==========   ==========

     The Company sells its products directly to automotive manufacturers. Following is a summary of customers that accounted for 10 percent or more of consolidated revenues in any of the three years in the period ended December 31, 2003:

                                                              2003   2002   2001
                                                              ----   ----   ----
Ford........................................................   35%    38%    35%
DaimlerChrysler.............................................   19     22     25
GM..........................................................   10      8      4
Hyundai/Kia.................................................    9      7     12

     Receivables from these customers represented 33 percent of total accounts receivable at December 31, 2003 and 42 percent of total accounts receivable at December 31, 2002.

11.  EMPLOYEE BENEFIT PLANS:

     The Company sponsors various pension and other postretirement benefit plans for its employees.

  RETIREMENT PLANS:

     The Company's UAW Retirement Income Plan and the Tower Automotive Pension Plan provide for substantially all union employees. Benefits under the plans are based on years of service. Contributions by the Company are intended to provide not only for benefits attributed to service to date, but also for those

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
benefits expected to be earned in the future. The Company's funding policy is to contribute annually the amounts sufficient to meet the higher of the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 or the minimum funding requirements under the Company's union contracts. The Company expects minimum pension funding requirements of $38 million during 2004 subject to extension of currently enacted funding relief provisions.

     The following tables provide a reconciliation of the changes in the benefit obligations and fair value of assets for the defined benefit pension plans (in thousands):

                                                                2003        2002
                                                              ---------   --------
RECONCILIATION OF FAIR VALUE OF PLAN ASSETS:
Fair value of plan assets at the beginning of the year......  $ 106,572   $ 89,355
Actual return on plan assets................................     12,710     (6,296)
Employer contributions......................................     25,772     27,959
Benefits paid...............................................    (11,500)    (4,446)
                                                              ---------   --------
  Fair value of plan assets at the end of the year..........  $ 133,554   $106,572
                                                              =========   ========
CHANGE IN BENEFIT OBLIGATIONS:
Benefit obligations at the beginning of the year............  $ 189,095   $143,485
Service cost................................................      6,517      9,536
Interest cost...............................................     13,949     11,486
Plan Amendments.............................................     18,872         --
Actuarial loss..............................................     24,644     21,967
Benefits paid...............................................    (11,500)    (4,446)
Curtailment loss............................................         53         --
Special termination benefits................................         --      7,067
                                                              ---------   --------
  Benefit obligations at the end of the year................  $ 241,630   $189,095
                                                              =========   ========
FUNDED STATUS RECONCILIATION:
Funded status...............................................  $(108,076)  $(82,523)
Unrecognized transition asset...............................         (5)       (34)
Unrecognized prior service cost.............................     21,887      8,975
Unrecognized actuarial losses...............................     78,570     61,320
Contributions made after measurement date...................      5,948      4,956
                                                              ---------   --------
  Net amount recognized.....................................  $  (1,676)  $ (7,306)
                                                              =========   ========
AMOUNTS RECOGNIZED IN THE BALANCE SHEET AS OF EACH YEAR END:
Accrued benefit liability...................................  $(108,076)  $(81,513)
Intangible asset............................................     21,887      8,975
Accumulated other comprehensive income......................     78,565     60,276
Contributions made after measurement date...................      5,948      4,956
                                                              ---------   --------
  Net amount recognized.....................................  $  (1,676)  $ (7,306)
                                                              =========   ========

     In connection with the comprehensive realignment plans discussed in Note 3, benefits for certain employees covered by the Tower Automotive Pension Plan and the UAW Retirement Income Plan are

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
accounted for as a curtailment and special termination benefits for the periods ending December 31, 2003 and 2002.

     The following table provides the components of net periodic pension benefit cost for the plans for the years ended December 31, (in thousands):

                                                           2003      2002      2001
                                                          -------   -------   -------
Service cost............................................  $ 6,517   $ 9,536   $ 9,956
Interest cost...........................................   13,949    11,486     9,883
Expected return on plan assets..........................   (9,751)   (9,602)   (9,815)
Amortization of transition asset........................      (31)      (31)      (31)
Amortization of prior service cost......................    2,380       812     1,077
Amortization of net (gains) losses......................    4,435     1,609      (287)
Curtailment loss........................................    3,632        --    12,839
Special termination benefit.............................       --     7,067       311
                                                          -------   -------   -------
  Net periodic benefit cost.............................  $21,131   $20,877   $23,933
                                                          =======   =======   =======

     The assumptions used in the measurement of the Company's benefit obligation are as follows:

                                                                2003        2002
                                                              ---------   ---------
Weighted-average assumptions at each year end:
  Discount rate.............................................    5.95%       6.75%
  Expected return on plan assets............................    8.50%       8.50%
  Rate of compensation increase.............................    4.50%       4.50%
  Measurement date..........................................  9/30/2003   9/30/2002

     The Company's percentage of plan assets as of September 30, 2003 and 2002 measurements dates is shown below:

                                                              2003   2002
                                                              ----   ----
Equity securities...........................................   57%    60%
Fixed income................................................   34     39
Real estate.................................................    5     --
Cash equivalents............................................    4      1

     The expected long-term rate of return on plan assets is based on the expected return of each of the above categories, weighted based on the median of the target allocation for each class. Equity securities are expected to return between 10 percent to 11 percent over the long-term, while cash and fixed income is expected to return between 4 percent and 6 percent. Based on historical experience, the Company expects that the asset managers overseeing plan assets will provide a modest (0.5 percent to 1.0 percent per annum) premium to their respective market benchmark indices.

     The investment policy, as established by the Company's Defined Benefit Investment Committee ("the Committee"), allows for effective supervision, monitoring, and evaluating of the investment of the Company's retirement plan assets. This includes setting forth an investment structure for managing assets, and providing guidelines for each portfolio to control the level of overall risk and liquidity. The cash inflows and outflows will be deployed in a manner consistent with the above target allocations. If the Committee judges cash flows to be insufficient within the strategic allocation target ranges, the Committee shall decide whether to effect transactions to bring the strategic allocation within the threshold ranges.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

     The Company contributes to a union sponsored multi-employer pension plan providing defined benefits to certain Michigan hourly employees. Contributions to the pension plan are based on rates set forth in the Company's union contracts. The expense related to this plan was $1.0 million, $0.8 million, and $0.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     The Company also contributes to a union sponsored multi-employer pension plan providing defined benefits for certain hourly employees of the Milwaukee facility. Expense relating to this plan was $0.2 million, $0.4 million and $0.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. The expense is determined based on contractual rates with the union.

     The Company also maintains a qualified profit sharing retirement plan and 401(k) employee savings plan covering certain salaried and hourly employees. The expense related to these plans was $12.8 million during 2003, $10.6 million during 2002, and $11.0 during 2001.

     The Company also sponsors a 401(k) employee savings plan covering certain union employees. The Company matches a portion of the employee contributions made to this plan. The expense under this plan in each of the three years in the period ended December 31, 2003 was not material.

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

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

     The following tables provide a reconciliation of the changes in the benefit obligations for the retiree medical plans (in thousands):

                                                                2003        2002
                                                              ---------   ---------
RECONCILIATION OF FAIR VALUE OF PLAN ASSETS:
Fair value of plan assets at the beginning of the year......  $      --   $      --
Employer contributions......................................     25,100      19,250
Benefits paid...............................................    (25,100)    (19,250)
                                                              ---------   ---------
Fair value of plan assets at the end of the year............  $      --   $      --
                                                              =========   =========
CHANGE IN BENEFIT OBLIGATIONS:
Benefit obligations at the beginning of the year............  $ 124,355   $ 145,552
Service cost................................................        667         858
Interest cost...............................................      8,313       8,519
Plan amendments.............................................     (9,735)     10,827
Actuarial loss (gain).......................................     34,065     (22,151)
Benefits paid...............................................    (25,100)    (19,250)
Curtailment loss............................................      2,644          --
                                                              ---------   ---------
Benefit obligations at the end of the year..................  $ 135,209   $ 124,355
                                                              =========   =========
FUNDED STATUS RECONCILIATION:
Funded status...............................................  $(135,209)  $(124,355)
Unrecognized prior service cost.............................         --       9,735
Unrecognized actuarial losses...............................     55,862      25,365
                                                              ---------   ---------
Net amount recognized.......................................  $ (79,347)  $ (89,255)
                                                              =========   =========
AMOUNTS RECOGNIZED IN THE BALANCE SHEET AS OF EACH YEAR END:
Accrued benefit liability...................................  $ (79,347)  $ (89,255)
                                                              =========   =========

     The following table provides the components of net periodic benefit cost for the plans for the years ended December 31, (in thousands):

                                                           2003      2002      2001
                                                          -------   -------   -------
Service cost............................................  $   667   $   858   $   862
Interest cost...........................................    8,313     8,519    10,676
Amortization of prior service cost......................       --     1,092        --
Amortization of net loss................................    3,569         3     1,484
Curtailment loss........................................    2,644        --       115
                                                          -------   -------   -------
Net periodic benefit cost...............................  $15,193   $10,472   $13,137
                                                          =======   =======   =======

     The discount rate used to measure the Company's post retirement medical benefit obligation was 5.95 percent and 6.75 percent in 2003 and 2002, respectively.

     For measurement purposes, a 9.5 percent annual rate of increase in per capita cost of covered health care benefits was assumed for 2003. The rate was assumed to decrease gradually to 5.5 percent for 2007 and remain at that level thereafter.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

     Assumed health care cost trend rates have a significant effect on the amounts reported for the post retirement medical plans. A one percentage point change in assumed health care costs trend rates would have the following effects (in thousands):

                                                              INCREASE   DECREASE
                                                              --------   --------
ONE PERCENTAGE POINT:
  Effect on total service and interest cost components......   $  239     $  216
                                                               ======     ======
  Effect on the accumulated benefit obligation..............   $3,310     $2,999
                                                               ======     ======

12.  COMMITMENTS:

  LEASES:

     The Company leases office and manufacturing space and certain equipment under lease agreements which require it to pay maintenance, insurance, taxes and other expenses in addition to annual rentals. The Company has entered into several leasing commitments with maturities of between 2004 and 2020. The properties covered under these transactions include manufacturing equipment, facilities and administrative offices. The leases provide for fair market purchase and renewal options. Future annual rental commitments at December 31, 2003 under these leases are as follows (in thousands):

YEAR                                                          OPERATING   CAPITAL
----                                                          ---------   -------
2004........................................................  $ 79,039    $12,776
2005........................................................    76,004     12,256
2006........................................................    68,177      8,501
2007........................................................    65,586      6,331
2008........................................................    54,218      5,790
Thereafter..................................................   152,339     24,294
                                                              --------    -------
                                                              $495,363    $69,948
                                                              ========
Less-amount representing interest...........................               19,488
                                                                          -------
Present value of minimum lease payments.....................              $50,460
                                                                          =======

     Total rent expense for all operating leases totaled $72.5 million, $57.0 million and $55.2 million in 2003, 2002 and 2001, respectively.

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

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

13.  RELATED PARTY TRANSACTIONS:

     The Company has made payments to Hidden Creek Industries, an affiliated consultant of the Company, for certain acquisition related and other management services totaling $0.8 million during 2003 and $0.6 million during 2002 and 2001.

14.  QUARTERLY FINANCIAL DATA (UNAUDITED):

     The following is a condensed summary of quarterly results of operations for 2003 and 2002. The restructuring and asset impairment charges described in Note 3 are reflected in the second, third and fourth quarters of 2003 and the first and fourth quarters of 2002. The goodwill impairment loss described in Note 2 is reflected in the first quarter of 2002. The sum of the per share amounts for the quarters does not equal the total for the year due to the effects of rounding and the anti-dilutive effects of certain common stock equivalents (in thousands, except per share amounts):

                                                                                         BASIC                    DILUTED
                                                                                       EARNINGS                  EARNINGS
                                                             INCOME                   (LOSS) PER                (LOSS) PER
                                                             (LOSS)                      SHARE                     SHARE
                                                             BEFORE                     BEFORE                    BEFORE
                                                           CUMULATIVE                 CUMULATIVE                CUMULATIVE
                                                           EFFECT OF A                EFFECT OF A     BASIC     EFFECT OF A
                                               OPERATING    CHANGE IN                  CHANGE IN    EARNINGS     CHANGE IN
                                     GROSS      INCOME     ACCOUNTING    NET INCOME   ACCOUNTING     (LOSS)     ACCOUNTING
                        REVENUES     PROFIT     (LOSS)      PRINCIPLE      (LOSS)      PRINCIPLE    PER SHARE    PRINCIPLE
                       ----------   --------   ---------   -----------   ----------   -----------   ---------   -----------
2003:
  First..............  $  732,578   $ 74,524   $  39,848    $  11,572    $  11,572      $ 0.21       $ 0.21       $ 0.21
  Second.............     743,179     78,448      23,947        2,677        2,677        0.05         0.05         0.05
  Third..............     623,013     35,846    (138,179)    (105,890)    (105,890)      (1.87)       (1.87)       (1.87)
  Fourth.............     716,979     66,242      16,412      (33,034)     (33,034)      (0.58)       (0.58)       (0.58)
                       ----------   --------   ---------    ---------    ---------
                       $2,815,749   $255,060   $ (57,972)   $(124,675)   $(124,675)     $(2.20)      $(2.20)      $(2.20)
                       ==========   ========   =========    =========    =========
2002:
  First..............  $  668,107   $ 69,009   $ (39,393)   $ (34,517)   $(147,303)     $(0.72)      $(3.05)      $(0.72)
  Second.............     750,872     92,694      55,327       22,891       22,891        0.40         0.40         0.37
  Third..............     653,841     66,374      31,027        9,545        9,545        0.15         0.15         0.15
  Fourth.............     681,644     70,007      46,176       17,261       17,261        0.30         0.30         0.29
                       ----------   --------   ---------    ---------    ---------
                       $2,754,464   $298,084   $  93,137    $  15,180    $ (97,606)     $ 0.26       $(1.70)      $ 0.26
                       ==========   ========   =========    =========    =========


                        DILUTED
                       EARNINGS
                        (LOSS)
                       PER SHARE
                       ---------
2003:
  First..............   $ 0.21
  Second.............     0.05
  Third..............    (1.87)
  Fourth.............    (0.58)
                        $(2.20)
2002:
  First..............   $(3.05)
  Second.............     0.37
  Third..............     0.15
  Fourth.............     0.29
                        $(1.70)

     The amounts for the second and third quarters of 2003 are different from the amounts originally reported as a result of a restatement of the $7.7 million curtailment loss for pension and postretirement benefits related to the 2003 restructuring (subsequently reduced to $6.3 million based upon updated actuary information in the fourth quarter -- see Note 3). The curtailment charge, which was initially recorded in the second quarter, should have been recorded in the third quarter in accordance with SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and the Company's policy of accounting for pension and post-retirement

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
benefits which requires a three-month delay in recognition due to its September 30 plan measurement date. The impact of this restatement is reflected in the following table:

                                            THREE MONTHS ENDED          THREE MONTHS ENDED
                                               JUNE 30, 2003            SEPTEMBER 30, 2003
                                         -------------------------   -------------------------
                                         AS REPORTED   AS ADJUSTED   AS REPORTED   AS ADJUSTED
                                         -----------   -----------   -----------   -----------
Operating income (loss)................    $16,247       $23,947      $(130,479)    $(138,179)
Net income (loss)......................    $(2,423)      $ 2,677      $(100,790)    $(105,890)
Basic earnings (loss) per share........    $ (0.04)      $  0.05      $   (1.78)    $   (1.87)
Diluted earnings (loss) per share......    $ (0.04)      $  0.05      $   (1.78)    $   (1.87)

     This change did not impact the Company's results of operations for the year ended December 31, 2003.

15.  SUBSEQUENT EVENTS

     On February 10, 2004, the Company announced that a decision had been finalized by DaimlerChrysler to move the current production of the frame assembly for the Dodge Ram light truck from the Company's Milwaukee, WI facility to the Company's 40 percent owned joint venture partner, Metalsa located in Monterrey, Mexico. The current Dodge Ram frame program produced in the Milwaukee facility was expected to run through 2009. The production move to Mexico is planned for mid-2005. The move was dictated by DaimlerChrysler economic pricing requirements given the lower cost structure in Mexico. The Company is in the process of determining the expected net economic impact of DaimlerChrysler's decision to move the Dodge Ram frame line on its future consolidated results.

     On February 27, 2004, the Company acquired the remaining 34 percent interest in Seojin from its joint venture partner bringing its total ownership to 100 percent for net cash consideration of $10.3 million financed under Korean debt facilities which are not covered under the Company's Credit Agreement. (Note 6).

16.  CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:

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

                             TOWER AUTOMOTIVE INC.

                          CONSOLIDATING BALANCE SHEETS
                              AT DECEMBER 31, 2003

                                                                      NON-GUARANTOR   NON-GUARANTOR
                               R. J. TOWER    PARENT     GUARANTOR     RESTRICTED     UNRESTRICTED
                               CORPORATION   GUARANTOR   COMPANIES      COMPANIES       COMPANIES     ELIMINATIONS   CONSOLIDATED
                               -----------   ---------   ----------   -------------   -------------   ------------   ------------
                                                                     (AMOUNTS IN THOUSANDS)
                                                             ASSETS
Current assets:
  Cash and cash
    equivalents..............   $     --     $     --    $  118,352     $ 40,419        $  2,128       $      --      $  160,899
  Accounts receivable........         --           --       177,177      129,633          18,789              --         325,599
  Inventories................         --           --        73,760       44,876          11,368              --         130,004
  Deferred income taxes,
    net......................         --           --        14,250        5,866              --              --          20,116
  Prepaid tooling and
    other....................         --           --        39,849       41,445          10,368              --          91,662
                                --------     --------    ----------     --------        --------       ---------      ----------
    Total current assets.....         --           --       423,388      262,239          42,653              --         728,280
                                --------     --------    ----------     --------        --------       ---------      ----------
Property, plant and
  equipment, net.............         --           --       642,240      288,430         125,203              --       1,055,873
Investments in joint
  ventures...................    247,756           --            --          377              --              --         248,133
Investment in subsidiaries...    411,267      413,510            --           --              --        (824,777)             --
Deferred income taxes, net...         --       21,716       119,857       (3,406)          8,777              --         146,944
Goodwill.....................         --           --       326,309      172,354              --              --         498,663
Other assets, net............     14,881        7,096        82,162       37,574          26,803              --         168,516
                                --------     --------    ----------     --------        --------       ---------      ----------
                                $673,904     $442,322    $1,593,956     $757,568        $203,436       $(824,777)     $2,846,409
                                ========     ========    ==========     ========        ========       =========      ==========

                                            LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Current maturities of
    long-term debt and
    capital lease
    obligations..............   $     --     $     --    $    3,622     $ 32,916        $ 63,059       $      --      $   99,597
  Convertible subordinated
    notes....................         --      199,984            --           --              --              --         199,984
  Accounts payable...........         --           --       399,319      114,333          42,384              --         556,036
  Accrued liabilities........     11,124        4,166       161,788       64,044           8,862              --         249,984
                                --------     --------    ----------     --------        --------       ---------      ----------
    Total current
      liabilities............     11,124      204,150       564,729      211,293         114,305              --       1,105,601
                                --------     --------    ----------     --------        --------       ---------      ----------
Long-term debt, net of
  current maturities.........    679,177      258,750        65,871       16,202          40,859              --       1,060,859
Obligations under capital
  leases, net of current
  maturities.................         --           --            --       40,054           2,744              --          42,798
Due to/(from) affiliates.....   (479,789)    (434,088)      758,417      147,123           8,337              --              --
Other noncurrent
  liabilities................         --           --       180,827       34,431           8,383              --         223,641
                                --------     --------    ----------     --------        --------       ---------      ----------
    Total noncurrent
      liabilities............    199,388     (175,338)    1,005,115      237,810          60,323              --       1,327,298
                                --------     --------    ----------     --------        --------       ---------      ----------
Stockholders' investment.....    463,392      413,510        24,112      308,465          28,808        (824,777)        413,510
                                --------     --------    ----------     --------        --------       ---------      ----------
                                $673,904     $442,322    $1,593,956     $757,568        $203,436       $(824,777)     $2,846,409
                                ========     ========    ==========     ========        ========       =========      ==========

                             TOWER AUTOMOTIVE INC.

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                                                      NON-GUARANTOR   NON-GUARANTOR
                               R. J. TOWER    PARENT     GUARANTOR     RESTRICTED     UNRESTRICTED
                               CORPORATION   GUARANTOR   COMPANIES      COMPANIES       COMPANIES     ELIMINATIONS   CONSOLIDATED
                               -----------   ---------   ----------   -------------   -------------   ------------   ------------
                                                                     (AMOUNTS IN THOUSANDS)
Revenues.....................   $      --    $      --   $1,883,907     $635,915        $295,927        $     --      $2,815,749
Cost of sales................          --           --    1,738,388      546,362         275,939              --       2,560,689
                                ---------    ---------   ----------     --------        --------        --------      ----------
    Gross profit.............          --           --      145,519       89,553          19,988              --         255,060
Selling, general and
  administrative expenses....          --           --      110,362       39,004           6,134              --         155,500
Restructuring and asset
  impairment charge..........          --           --      152,079        5,453              --              --         157,532
                                ---------    ---------   ----------     --------        --------        --------      ----------
    Operating income
      (loss).................          --           --     (116,922)      45,096          13,854              --         (57,972)
Interest expense (income),
  net........................      61,714       27,464       (9,425)       4,454           8,540              --          92,747
                                ---------    ---------   ----------     --------        --------        --------      ----------
    Income (loss) before
      provision for income
      taxes, equity in
      earnings of joint
      ventures and minority
      interest...............     (61,714)     (27,464)    (107,497)      40,642           5,314              --        (150,719)
Provision (benefit) for
  income taxes...............     (20,549)      (9,336)     (36,552)      13,819           1,807              --         (50,811)
                                ---------    ---------   ----------     --------        --------        --------      ----------
    Income (loss) before
      equity in earnings of
      joint ventures and
      minority interest......     (41,165)     (18,128)     (70,945)      26,823           3,507              --         (99,908)
Write-down of joint venture
  investment to market value,
  net........................     (27,436)          --           --           --              --              --         (27,436)
Equity earnings in joint
  ventures and subsidiaries,
  net........................     (32,182)    (100,783)          --           --              --         146,263          13,298
Minority interest, net.......          --       (5,764)          --       (4,865)             --              --         (10,629)
                                ---------    ---------   ----------     --------        --------        --------      ----------
    Net income (loss)........   $(100,783)   $(124,675)  $  (70,945)    $ 21,958        $  3,507        $146,263      $ (124,675)
                                =========    =========   ==========     ========        ========        ========      ==========

                             TOWER AUTOMOTIVE INC.

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                                                      NON-GUARANTOR   NON-GUARANTOR
                                R. J. TOWER    PARENT     GUARANTOR    RESTRICTED     UNRESTRICTED
                                CORPORATION   GUARANTOR   COMPANIES     COMPANIES       COMPANIES     ELIMINATIONS   CONSOLIDATED
                                -----------   ---------   ---------   -------------   -------------   ------------   ------------
                                                                     (AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES:
Net income (loss).............  $  (100,783)  $(124,675)  $ (70,945)    $ 21,958        $  3,507        $146,263     $  (124,675)
Adjustments required to
  reconcile net income (loss)
  to net cash provided by
  (used in) operating
  activities
  Restructuring and asset
    impairment charge.........           --          --     151,868        3,882              --              --         155,750
  Customer recovery related to
    program cancellation......           --          --      15,600                           --              --          15,600
  Depreciation................           --          --     103,919       32,266          15,013              --         151,198
  Deferred income tax expense
    (benefit).................           --          --     (37,088)         740             321              --         (36,027)
  Write-down of joint venture
    investment to market
    value.....................       27,436          --          --           --              --              --          27,436
  Equity in earnings of joint
    ventures, net.............      (13,298)         --          --           --              --              --         (13,298)
  Changes in working capital
    and other operating
    items.....................        3,727     (10,796)     34,083       48,751           6,852         (73,803)          8,814
                                -----------   ---------   ---------     --------        --------        --------     -----------
    Net cash provided by (used
      in) operating
      activities..............      (82,918)   (135,471)    197,437      107,597          25,693          72,460         184,798
                                -----------   ---------   ---------     --------        --------        --------     -----------
INVESTING ACTIVITIES:
Capital expenditures, net.....           --          --    (139,880)     (63,185)        (27,061)             --        (230,126)
Acquisitions and other, net...     (119,278)    134,801      65,440           --              --         (72,460)          8,503
                                -----------   ---------   ---------     --------        --------        --------     -----------
    Net cash provided by (used
      in) investing
      activities..............     (119,278)    134,801     (74,440)     (63,185)        (27,061)        (72,460)       (221,623)
                                -----------   ---------   ---------     --------        --------        --------     -----------
FINANCING ACTIVITIES:
Proceeds from borrowings......    1,564,234          --       1,834       55,146          43,353              --       1,664,567
Repayments of debt............   (1,362,038)         --      (6,479)     (68,330)        (44,365)             --      (1,481,212)
Net proceeds from issuance of
  stock.......................           --         670          --           --              --              --             670
                                -----------   ---------   ---------     --------        --------        --------     -----------
    Net cash provided by (used
      for) financing
      activities..............      202,196         670      (4,645)     (13,184)         (1,012)             --         184,025
                                -----------   ---------   ---------     --------        --------        --------     -----------
Net Change in Cash and Cash
  Equivalents.................           --          --     118,352       31,228          (2,380)             --         147,200
Cash and Cash Equivalents,
  Beginning of Period.........           --          --          --        9,191           4,508              --          13,699
                                -----------   ---------   ---------     --------        --------        --------     -----------
Cash and Cash Equivalents, End
  of Period...................  $        --   $      --   $ 118,352     $ 40,419        $  2,128        $     --     $   160,899
                                ===========   =========   =========     ========        ========        ========     ===========

                             TOWER AUTOMOTIVE INC.

                          CONSOLIDATING BALANCE SHEETS
                              AT DECEMBER 31, 2002

                                                                      NON-GUARANTOR   NON-GUARANTOR
                               R. J. TOWER    PARENT     GUARANTOR     RESTRICTED     UNRESTRICTED
                               CORPORATION   GUARANTOR   COMPANIES      COMPANIES       COMPANIES     ELIMINATIONS   CONSOLIDATED
                               -----------   ---------   ----------   -------------   -------------   ------------   ------------
                                                                     (AMOUNTS IN THOUSANDS)
                                                             ASSETS
Current assets:
  Cash and cash
    equivalents..............   $     --     $     --    $       --     $  9,191        $  4,508       $      --      $   13,699
  Accounts receivable........         --           --       151,774       84,224          13,343              --         249,341
  Inventories................         --           --        82,765       40,051          10,258              --         133,074
  Deferred income taxes,
    net......................         --           --        12,255        8,379              --              --          20,634
  Prepaid tooling and
    other....................         --           --        55,453       41,699           3,281              --         100,433
                                --------     --------    ----------     --------        --------       ---------      ----------
    Total current assets.....         --           --       302,247      183,544          31,390              --         517,181
                                --------     --------    ----------     --------        --------       ---------      ----------
Property, plant and
  equipment, net.............         --           --       709,127      217,503         146,989              --       1,073,619
Investments in joint
  ventures...................    260,898           --            --           --              --              --         260,898
Investment in subsidiaries...    404,864      512,076            --           --              --        (916,940)             --
Deferred income taxes, net...         --           --        99,313       (2,712)          9,098              --         105,699
Goodwill.....................         --           --       328,308      144,659              --              --         472,967
Other assets, net............      1,501       27,144        60,839       27,690          10,347              --         127,521
                                --------     --------    ----------     --------        --------       ---------      ----------
                                $667,263     $539,220    $1,499,834     $570,684        $197,824       $(916,940)     $2,557,885
                                ========     ========    ==========     ========        ========       =========      ==========

                                            LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Current maturities of
    long-term debt and
    capital lease
    obligations..............   $  8,352     $     --    $    4,274     $ 18,932        $ 88,912       $      --      $  120,470
  Accounts payable...........         --           --       285,585       91,803          40,339              --         417,727
  Accrued liabilities........      6,963        5,889       183,876       80,703           7,019              --         284,450
                                --------     --------    ----------     --------        --------       ---------      ----------
    Total current
      liabilities............     15,315        5,889       473,735      191,438         136,270              --         822,647
                                --------     --------    ----------     --------        --------       ---------      ----------
Long-term debt, net of
  current maturities.........    428,651           --        43,765       51,398          11,406              --         535,220
Obligations under capital
  leases, net of current
  maturities.................         --           --           370       21,050           8,311              --          29,731
Convertible subordinated
  notes......................         --      199,984            --           --              --              --         199,984
Due to/(from) affiliates.....   (337,294)    (443,582)      757,808       21,905           1,163              --              --
Other noncurrent
  liabilities................         --        6,103       157,230       21,993          14,151              --         199,477
                                --------     --------    ----------     --------        --------       ---------      ----------
    Total noncurrent
      liabilities............     91,357     (237,495)      959,173      116,346          35,031              --         964,412
                                --------     --------    ----------     --------        --------       ---------      ----------
Mandatorily redeemable trust
  convertible preferred
  securities.................         --      258,750            --           --              --              --         258,750
                                --------     --------    ----------     --------        --------       ---------      ----------
Stockholders' investment.....    560,591      512,076        66,926      262,900          26,523        (916,940)        512,076
                                --------     --------    ----------     --------        --------       ---------      ----------
                                $667,263     $539,220    $1,499,834     $570,684        $197,824       $(916,940)     $2,557,885
                                ========     ========    ==========     ========        ========       =========      ==========

                             TOWER AUTOMOTIVE INC.

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                                                   NON-GUARANTOR   NON-GUARANTOR
                            R. J. TOWER    PARENT     GUARANTOR     RESTRICTED     UNRESTRICTED
                            CORPORATION   GUARANTOR   COMPANIES      COMPANIES       COMPANIES     ELIMINATIONS   CONSOLIDATED
                            -----------   ---------   ----------   -------------   -------------   ------------   ------------
                                                                  (AMOUNTS IN THOUSANDS)
Revenues..................   $     --     $     --    $1,937,140     $543,235        $274,089        $     --      $2,754,464
Cost of sales.............         --           --     1,759,587      451,264         245,529              --       2,456,380
                             --------     --------    ----------     --------        --------        --------      ----------
  Gross profit............         --           --       177,553       91,971          28,560              --         298,084
Selling, general and
  administrative
  expenses................         --           --       104,026       31,481           8,315              --         143,822
Restructuring and asset
  impairment charge.......         --           --        57,475        3,650              --              --          61,125
                             --------     --------    ----------     --------        --------        --------      ----------
  Operating income
    (loss)................         --           --        16,052       56,840          20,245              --          93,137
Interest expense (income),
  net.....................     45,369       11,302           653       14,209          (1,266)             --          70,267
Other expense (income)....      1,993           --           946      (10,257)          8,370              --           1,052
                             --------     --------    ----------     --------        --------        --------      ----------
  Income (loss) before
    provision for income
    taxes, equity in
    earnings of joint
    ventures and minority
    interest..............    (47,362)     (11,302)       14,453       52,888          13,141              --          21,818
Provision (benefit) for
  income taxes............    (16,577)      (3,956)        5,061       18,510           4,598              --           7,636
                             --------     --------    ----------     --------        --------        --------      ----------
  Income (loss) before
    equity in earnings of
    joint ventures and
    minority interest.....    (30,785)      (7,346)        9,392       34,378           8,543              --          14,182
Equity earnings in joint
  ventures and
  subsidiaries, net.......    (48,121)     (78,906)           --           --              --         143,849          16,822
Minority interest, net....         --      (11,354)           --       (4,525)             55              --         (15,824)
                             --------     --------    ----------     --------        --------        --------      ----------
  Income (loss) before
    cumulative effect of
    accounting change.....    (78,906)     (97,606)        9,392       29,853           8,598         143,849          15,180
                             --------     --------    ----------     --------        --------        --------      ----------
Cumulative effect of
  change in accounting
  principle, net..........         --           --            --      (83,108)        (29,678)             --        (112,786)
                             --------     --------    ----------     --------        --------        --------      ----------
    Net income (loss).....   $(78,906)    $(97,606)   $    9,392     $(53,255)       $(21,080)       $143,849      $  (97,606)
                             ========     ========    ==========     ========        ========        ========      ==========

                             TOWER AUTOMOTIVE INC.

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                                                      NON-GUARANTOR   NON-GUARANTOR
                                R. J. TOWER    PARENT     GUARANTOR    RESTRICTED     UNRESTRICTED
                                CORPORATION   GUARANTOR   COMPANIES     COMPANIES       COMPANIES     ELIMINATIONS   CONSOLIDATED
                                -----------   ---------   ---------   -------------   -------------   ------------   ------------
                                                                     (AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES:
Net income (loss).............  $  (78,906)   $(97,606)   $  9,392      $(53,255)       $(21,080)       $143,849     $   (97,606)
Adjustments required to
  reconcile net income (loss)
  to net cash provided by
  (used in) operating
  activities
  Cumulative effect of change
    in accounting principle...          --          --          --        83,108          29,678              --         112,786
  Restructuring and asset
    impairment charge.........          --          --      57,475         3,650              --              --          61,125
  Depreciation................       3,095          --      96,402        23,010          14,191              --         136,698
  Deferred income tax expense
    (benefit).................          --          --      (3,902)       15,107          (9,098)             --           2,107
  Gain on sale of plant.......          --          --          --            --          (3,839)                         (3,839)
  Equity in earnings of joint
    ventures, net.............     (16,822)         --          --            --              --              --         (16,822)
  Changes in working capital
    and other operating
    items.....................     283,863      (4,811)   (280,951)       26,857          (2,174)        (86,281)        (63,497)
                                -----------   ---------   ---------     --------        --------        --------     -----------
  Net cash provided by (used
    in) operating
    activities................     191,230    (102,417)   (121,584)       98,477           7,678          57,568         130,952
                                -----------   ---------   ---------     --------        --------        --------     -----------
INVESTING ACTIVITIES:
Capital expenditures, net.....          --          --     (96,176)      (44,960)        (17,828)             --        (158,964)
Acquisitions and other, net...     (88,479)    (63,424)    168,702           (33)          4,004         (57,568)        (36,798)
Proceeds from sale of fixed
  assets......................          --          --      50,313            --              --              --          50,313
                                -----------   ---------   ---------     --------        --------        --------     -----------
  Net cash provided by (used
    in) investing
    activities................     (88,479)    (63,424)    122,839       (44,993)        (13,824)        (57,568)       (145,449)
                                -----------   ---------   ---------     --------        --------        --------     -----------
FINANCING ACTIVITIES:
Proceeds from borrowings......   1,994,990          --          98        30,166          12,783              --       2,038,037
Repayments of debt............  (2,097,741)         --      (3,797)      (89,605)         (6,306)             --      (2,197,449)
Net proceeds from issuance of
  stock.......................          --     225,701          --            --              --              --         225,701
Payments for the repurchase of
  common stock................          --     (59,860)         --            --              --              --         (59,860)
                                -----------   ---------   ---------     --------        --------        --------     -----------
  Net cash provided by (used
    for) financing
    activities................    (102,751)    165,841      (3,699)      (59,439)          6,477              --           6,429
                                -----------   ---------   ---------     --------        --------        --------     -----------
Net Change in Cash and Cash
  Equivalents.................          --          --      (2,444)       (5,955)            331              --          (8,068)
Cash and Cash Equivalents,
  Beginning of Period.........          --          --       2,444        15,146           4,177              --          21,767
                                -----------   ---------   ---------     --------        --------        --------     -----------
Cash and Cash Equivalents, End
  of Period...................  $       --    $     --    $     --      $  9,191        $  4,508        $     --     $    13,699
                                ===========   =========   =========     ========        ========        ========     ===========

                             TOWER AUTOMOTIVE INC.

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                                             NON-          NON-
                                                                          GUARANTOR     GUARANTOR
                                   R. J. TOWER    PARENT     GUARANTOR    RESTRICTED   UNRESTRICTED
                                   CORPORATION   GUARANTOR   COMPANIES    COMPANIES     COMPANIES     ELIMINATIONS   CONSOLIDATED
                                   -----------   ---------   ----------   ----------   ------------   ------------   ------------
                                                                       (AMOUNTS IN THOUSANDS)
Revenues.........................   $      --    $      --   $1,644,357    $473,529      $349,547       $     --      $2,467,433
Cost of sales....................          --           --    1,467,062     398,367       324,819             --       2,190,248
                                    ---------    ---------   ----------    --------      --------       --------      ----------
  Gross profit...................          --           --      177,295      75,162        24,728             --         277,185
Selling, general and
  administrative expenses........          --           --      103,591      27,185         8,427             --         139,203
Amortization expense.............       1,774        1,301       14,660       6,287           782                         24,804
Restructuring and asset
  impairment charge..............          --           --      383,614         125            --             --         383,739
                                    ---------    ---------   ----------    --------      --------       --------      ----------
  Operating income (loss)........      (1,774)      (1,301)    (324,570)     41,565        15,519             --        (270,561)
Interest expense (income), net...      60,621        7,516       (7,773)      4,844         8,557             --          73,765
                                    ---------    ---------   ----------    --------      --------       --------      ----------
  Income (loss) before provision
    for income taxes, equity in
    earnings of joint ventures
    and minority interest........     (62,395)      (8,817)    (316,797)     36,721         6,962             --        (344,326)
Provision (benefit) for income
  taxes..........................     (24,334)      (3,439)     (57,803)      9,897         2,367             --         (73,312)
                                    ---------    ---------   ----------    --------      --------       --------      ----------
  Income (loss) before equity in
    earnings of joint ventures
    and minority interest........     (38,061)      (5,378)    (258,994)     26,824         4,595             --        (271,014)
Equity earnings in joint ventures
  and subsidiaries, net..........    (213,429)    (251,490)         300          --            --        481,869          17,250
Minority interest, net...........          --      (10,656)          --      (3,104)           --             --         (13,760)
                                    ---------    ---------   ----------    --------      --------       --------      ----------
  Net income (loss)..............   $(251,490)   $(267,524)  $ (258,694)   $ 23,720      $  4,595       $481,869      $ (267,524)
                                    =========    =========   ==========    ========      ========       ========      ==========

                             TOWER AUTOMOTIVE INC.

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                                   NON-GUARANTOR   NON-GUARANTOR
                             R. J. TOWER    PARENT     GUARANTOR    RESTRICTED     UNRESTRICTED
                             CORPORATION   GUARANTOR   COMPANIES     COMPANIES       COMPANIES     ELIMINATIONS   CONSOLIDATED
                             -----------   ---------   ---------   -------------   -------------   ------------   ------------
                                                                  (AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES:
Net income (loss)..........  $  (251,490)  $(267,524)  $(258,694)     $23,720        $  4,595        $481,869     $  (267,524)
Adjustments required to
  reconcile net income
  (loss) to net cash
  provided by (used in)
  operating activities
  Restructuring and asset
    impairment charge......           --          --     383,614          125              --              --         383,739
  Depreciation and
    amortization...........        1,774       1,301     122,026       24,136          10,656              --         159,893
  Deferred income tax
    expense (benefit)......           --          --     (65,976)     (12,576)         (2,206)             --         (80,758)
  Equity in earnings of
    joint ventures, net....      (16,950)         --        (300)          --              --              --         (17,250)
  Changes in working
    capital and other
    operating items........      251,214         381     281,364      (13,002)         10,440        (194,682)        335,715
                             -----------   ---------   ---------      -------        --------        --------     -----------
  Net cash provided by
    (used in) operating
    activities.............      (15,452)   (265,842)    462,034       22,403          23,485         287,187         513,815
                             -----------   ---------   ---------      -------        --------        --------     -----------
INVESTING ACTIVITIES:
Capital expenditures,
  net......................           --          --    (142,253)     (28,166)        (23,536)             --        (193,955)
Acquisitions and other,
  net......................      366,055     226,851    (316,282)       5,145              --        (287,187)         (5,418)
                             -----------   ---------   ---------      -------        --------        --------     -----------
  Net cash provided by
    (used in) investing
    activities.............      366,055     226,851    (458,535)     (23,021)        (23,536)       (287,187)       (199,373)
                             -----------   ---------   ---------      -------        --------        --------     -----------
FINANCING ACTIVITIES:
Proceeds from borrowings...    2,201,333          --                   60,208          47,280              --       2,308,821
Repayments of debt.........   (2,533,164)         --      (2,630)     (59,735)        (48,331)             --      (2,643,860)
Net proceeds from issuance
  of stock.................           --      38,991          --           --              --              --          38,991
                             -----------   ---------   ---------      -------        --------        --------     -----------
  Net cash provided by
    (used for) financing
    activities.............     (331,831)     38,991      (2,630)         473          (1,051)             --        (296,048)
                             -----------   ---------   ---------      -------        --------        --------     -----------
Net Change in Cash and Cash
  Equivalents..............       18,772          --         869         (145)         (1,102)             --          18,394
Cash and Cash Equivalents,
  Beginning of Period......      (18,772)         --       1,575       15,291           5,279              --           3,373
                             -----------   ---------   ---------      -------        --------        --------     -----------
Cash and Cash Equivalents,
  End of Period............  $        --   $      --   $   2,444      $15,146        $  4,177        $     --     $    21,767
                             ===========   =========   =========      =======        ========        ========     ===========

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

ITEM 9A.  DISCLOSURE CONTROLS AND PROCEDURES

  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     With the participation of management, the Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) have concluded that as of December 31, 2003, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities in connection with the Company's filing of its Annual Report on Form 10-K for the year ended December 31, 2003.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     A. DIRECTORS OF THE REGISTRANT

     The information required by Item 10 with respect to the directors and director nominees is incorporated herein by reference to the section labeled "Election of Directors" and "Corporate Governance and Board Matters" which appears in the Company's 2004 Proxy Statement.

     B. EXECUTIVE OFFICERS

     See "Additional Item -- Executive Officers" in Part I.

     C. SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The information required by Item 10 with respect to compliance with reporting requirements is incorporated herein by reference to the section labeled "Section 16(a) Beneficial Ownership Reporting Compliance" which appears in the Company's 2004 Proxy Statement.

     The Company has adopted a Code of Ethics for its Chief Executive Officer and Senior Financial Officers. A copy of that Code is available on the Company's website at www.towerautomotive.com

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the sections labeled "Compensation of Directors" and "Executive Compensation" which appear in the Company's 2004 Proxy Statement, excluding information under the headings "Compensation Committee Report on Executive Compensation" and "Performance Graph."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the section labeled "Ownership of Tower Automotive Common Stock" which appears in the Company's 2004 Proxy Statement.

     We maintain certain equity compensation plans under which common stock is authorized for issuance to employees and directors, including our 1994 Key Employee Stock Option Plan, 1999 Long-Term Incentive Plan, Independent Director Stock Option Plan, Colleague Stock Discount Purchase Plan, Director Deferred Income Stock Purchase Plan, and Key Leadership Deferred Income Stock Purchase Plan.

     The following table sets forth certain information regarding the above referenced equity compensation plans as of December 31, 2003.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                                           (C)
                                                                                                   NUMBER OF SECURITIES
                                                                                                   REMAINING AVAILABLE
                                                          (A)                     (B)              FOR FUTURE ISSUANCE
                                                NUMBER OF SECURITIES TO     WEIGHTED-AVERAGE           UNDER EQUITY
                                                BE ISSUED UPON EXERCISE    EXERCISE PRICE OF        COMPENSATION PLANS
                                                OF OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,    (EXCLUDING SECURITIES
PLAN CATEGORY                                   WARRANTS AND RIGHTS(1)    WARRANTS AND RIGHTS    REFLECTED IN COLUMN (A))
-------------                                   -----------------------   --------------------   ------------------------
Equity compensation plans approved by security
  holders.....................................         2,557,013(1)              $12.19(1)              3,504,685(2)
Equity compensation plans not approved by
  security holders............................                --                     --                        --
Total.........................................         2,557,013                 $12.19                 3,504,685

---------------

(1) Excludes purchase rights accrued under the Colleague Stock Discount Purchase Plan (which has a shareholder approved reserve of 1,400,000 shares), the Director Deferred Income Stock Purchase Plan (which has a shareholder approved reserve of 200,000 shares), and the Key Leadership Deferred Income Stock Purchase Plan (which has a shareholder approved reserve of 750,000 shares).

(2) Consists of 1,103,900 shares under the 1994 Key Employee Stock Option Plan, 1,365,985 shares under the 1999 Long-Term Incentive Plan, 84,800 shares under the Independent Director Stock Option Plan, zero shares under the Colleague Stock Discount Purchase Plan, 200,000 shares under the Director Deferred Income Stock Purchase Plan, and 750,000 shares under the Key Leadership Deferred Income Stock Purchase Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the section labeled "Other Compensatory Agreements" which appears in the Company's 2004 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by Item 14 is incorporated herein by reference to the section labeled "Disclosure of Fees Paid to Independent Auditors" which appears in the Company's 2004 Proxy Statement.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A) DOCUMENTS FILED AS PART OF THIS REPORT

          (1) Financial Statements:

          - Independent Auditors' Report for the years ended December 31, 2003 and 2002

          - Report of Independent Public Accountants for the year ended December 31, 2001

          - Consolidated Balance Sheets as of December 31, 2003 and 2002

          - Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001

          - Consolidated Statements of Stockholders' Investment for the Years Ended December 31, 2003, 2002 and 2001

          - Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

          - Notes to Consolidated Financial Statements

          (2) Financial Statement Schedules:

          - Independent Auditors' Report for the years ended December 31, 2003 and 2002

          - Report of Independent Public Accountants for the year ended December 31, 2001

          - Financial Statement Schedule I -- Condensed Financial Information of Registrant

          - Financial Statement Schedule II -- Valuation and Qualifying Accounts of Registrant

          - Financial Statement Schedule III -- Separate Financial Statements of Significant Equity Method Investee

          (3) Exhibits: See "Exhibit Index" beginning on page 94.

     (B) REPORTS ON FORM 8-K

          (1) During the fourth quarter of 2003, the Company furnished the following Form 8-K Current Reports to the Securities and Exchange
     Commission:

          - The Company's Current Report on Form 8-K, dated October 15, 2003 (Commission File No. 1-12733), under Item 9.

          - The Company's Current Report on Form 8-K, dated October 21, 2003 (Commission File No. 1-12733), under Item 9.

          - The Company's Current Report on Form 8-K, dated October 23, 2003 (Commission File No. 1-12733), under Item 12.

          - The Company's Current Report on Form 8-K, dated December 5, 2005 (Commission File No. 1-12733), under Item 5.

          - The Company's Current Report on Form 8-K, dated December 12, 2003 (Commission File No. 1-12733), under Item 5.

          - The Company's Current Report on Form 8-K, dated December 18, 2003 (Commission File No. 1-12733), under Item 5.

                             TOWER AUTOMOTIVE, INC.

                         EXHIBIT INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                                                         PAGE NUMBER IN
                                                                           SEQUENTIAL
                                                                        NUMBERING OF ALL
                                                                         FORM 10-K AND
EXHIBIT                                                                  EXHIBIT PAGES
-------                                                                 ----------------
 3.1      Amended and Restated Certificate of Incorporation of the
          Registrant, as amended by the Certificate of Amendment to
          Certificate of Incorporated, dated June 2, 1997,
          incorporated by reference to the Registrant's Form S-3
          Registration Statement (Registration No. 333-38827), filed
          under the Securities Act of 1933 (the "S-3")                         *
 3.2      Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Company's Form S-1
          Registration Statement (Registration No. 333-80320) (the
          "S-1").                                                              *
 4.1      Form of Common Stock Certificate, incorporated by reference
          to Exhibit 4.1 of the S-1.                                           *
 4.2      Euro Indenture, dated July 25, 2000, by and among R.J. Tower
          Corporation, certain of its affiliates and United States
          Trust Company of New York, as trustee (including the form of notes), incorporated by reference to Exhibit 4.1 of the
          Registrant's Form S-4 Registration Statement (Registration
          No. 333-45528), as filed with the SEC on December 21, 2000
          (the "S-4").                                                         *
 4.3      Exchange and Registration Rights Agreement, dated July 25,
          2000, by and among R.J. Tower Corporation, certain of its
          affiliates and Chase Manhattan International Limited, Bank of America International Limited, ABN AMRO Incorporated,
          Donaldson, Lufkin & Jennrette International, First Chicago
          Limited and Scotia Capital (USA) Inc. (collectively,
          the"Initial Purchasers"), incorporated by reference to
          Exhibit 4.2 of the S-4.                                              *
 4.4      Deposit Agreement, dated July 25, 2000, among R.J. Tower
          Corporation, Deutsche Bank Luxembourg S.A., and the Trustee,
          incorporated by reference to Exhibit 4.3 of the S-4.                 *
 4.5      Indenture, dated as of July 28, 1997, by and between the
          Registrant and Bank of New York, as trustee (including form of 5% Convertible Subordinated Note due 2004) incorporated
          by reference to Exhibit 4.5 of the S-3.                              *
 4.6      Indenture, dated June 13, 2003, among Registrant, certain
          subsidiaries and BNY Midwest Trust Company, as trustee,
          incorporated by reference to Exhibit 4.1 to the Registrant's
          Form S-4 Registration Statement (Registration No.
          333-107232), filed under the Securities Act of 1933 (the
          "2003 S-4").                                                         *
 4.7      Registration Rights Agreement, dated June 13, 2003, by and among the Registrant, certain of its subsidiaries, and J.P.
          Morgan Securities Inc., for itself and on behalf of other
          Initial Purchases, incorporated by reference to Exhibit 4.2
          of the 2003 S-4.                                                     *
10.1**    1994 Key Employee Stock Option Plan, incorporated by
          reference to the S-1.                                                *
10.2**    Tower Automotive, Inc. Independent Director Stock Option
          Plan, incorporated by reference to Exhibit 4.3 of the
          Registrant's Form S-8 dated December 5, 1996, filed under
          the Securities Act of 1933.                                          *
10.3      Joint Venture Agreement by and among Promotora de Empresas
          Zano, S.A. de C.V., Metalsa, S.A. de C.V. and R.J. Tower
          Corporation dated as of September 26, 1997, incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K dated
          October 23, 1997, filed under the Securities Exchange Act of
          1934.                                                                *
10.4      Certificate of Trust of Tower Automotive Capital Trust,
          incorporated by reference to Exhibit 4.1 of the Registrant's
          1998 Second Quarter 10-Q, filed under the Securities
          Exchange Act of 1934.                                                *
10.5      Amended and Restated Declaration of Trust of Tower
          Automotive Capital Trust, dated June 9, 1998, incorporated by reference to Exhibit 4.2 of the 1998 Second Quarter 10-Q,
          filed under the Securities Exchange Act of 1934.                     *

                                                                         PAGE NUMBER IN
                                                                           SEQUENTIAL
                                                                        NUMBERING OF ALL
                                                                         FORM 10-K AND
EXHIBIT                                                                  EXHIBIT PAGES
-------                                                                 ----------------
10.6      Junior Convertible Subordinated Indenture for the 6 3/4%
          Convertible Subordinated Debentures, between Registrant and the First National Bank of Chicago, as Subordinated Debt
          Trustee, dated as of June 9, 1998, incorporated by reference
          to Exhibit 4.3 of the 1998 Second Quarter 10Q.                       *
10.7      Form of 6 3/4% Preferred Securities, incorporated by
          reference to Exhibit 4.4 of the 1998 Second Quarter 10-Q.            *
10.8      Form of 6 3/4% Junior Convertible Subordinated Debentures,
          incorporated by reference to Exhibit 4.5 of the 1998 Second
          Quarter 10Q.                                                         *
10.9      Guarantee Agreement, dated as of June 9, 1998, between
          Registrant as Guarantor, and the First National Bank of
          Chicago, as Guarantee Trustee, incorporated by reference to
          Exhibit 4.6 of the 1998 Second Quarter 10-Q.                         *
10.10     Amended and Restated Credit Agreement among R.J. Tower
          Corporation, Tower Italia, S.r.L., Bank of America National
          Trust and Savings Association, as agent, and the other
          financial institutions named therein, dated August 23, 1999, incorporated by reference to Exhibit 10.43 of the
          Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed under the Securities Exchange
          Act of 1934.                                                         *
10.11**   Tower Automotive, Inc. Long-Term Incentive Plan,
          incorporated by reference to Appendix A to Registrant's
          Proxy Statement, dated April 12, 1999.                               *
10.12**   Tower Automotive, Inc. Director Deferred Stock Purchase
          Plan, incorporated by reference to Appendix A to
          Registrant's Proxy Statement, dated April 10, 2000.                  *
10.13**   Tower Automotive, Inc. Key Leadership Deferred Income Stock
          Purchase Plan, incorporated by reference to Appendix B to
          Parent's Proxy Statement, dated April 12, 1999.                      *
10.14**   Tower Automotive, Inc. Colleague Stock Purchase Plan,
          incorporated by reference to Exhibit 10.19 of the S-1.               *
10.15     Credit Agreement, dated as of July 25, 2000, among the
          Registrant, certain direct and indirect wholly-owned
          subsidiaries of the Registrant and Bank of America, N.A., as administrative agent, and The Chase Manhattan Bank, as
          syndication agent, and the other lenders named therein,
          incorporated by reference to Exhibit 10.1 of the S-4.                *
10.16     Second Amendment to Credit Agreement, dated as of June 28,
          2002, among R.J. Tower Corporation, Tower Automotive Europe
          B.V., Tower Automotive Finance B.V., the parties named as
          Guarantors, the financial institutions from time to time
          party to that Agreement, Bank of America, N.A., as
          administrative agent, JPMorgan Chase Bank (formerly known as
          The Chase Manhattan Bank), as syndication agent, and The
          Bank of Nova Scotia, Comerica Bank, U.S. Bank National
          Association and Bank One, Michigan, as co-agents,
          incorporated by reference to Exhibit 10.1 of the
          Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed under the Securities
          Exchange Act of 1934.                                                *
10.17     Third Amendment to Credit Agreement, dated June 10, 2003,
          among R.J. Tower Corporation, Tower Automotive Europe B.V.,
          Tower Automotive Finance B.V., the parties named as
          Guarantors, the financial institutions from time to time
          party to that Agreement, Bank of America N.A., as
          administration agent, JP Morgan Chase Bank, as syndication agent, and the Bank of Nova Scotia, Comerica Bank, U.S. Bank
          National Association and Bank One N.A., as co-agents,
          incorporated by reference to the Registrant's Current Report on 8-K, dated June 18, 2003, filed under Securities Act of
          1933.                                                                *
12.1      Statement and Computation of Ratio of Earnings to Fixed
          Charges filed herewith.
21.1      List of Subsidiaries filed herewith.
23.1      Consent of Deloitte and Touche LLP filed herewith.
23.2      Information Concerning Consent of Arthur Andersen LLP filed herewith.
23.3      Consent of KPMG Cardenas Dosal, S.C. filed herewith.

                                                                         PAGE NUMBER IN
                                                                           SEQUENTIAL
                                                                        NUMBERING OF ALL
                                                                         FORM 10-K AND
EXHIBIT                                                                  EXHIBIT PAGES
-------                                                                 ----------------
31.1      Certification of the Chief Executive Officer pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.
31.2      Certification of the Chief Financial Officer pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.
32.1      Certification of the Chief Executive Officer pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.
32.2      Certification of the Chief Financial Officer pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

---------------

* Incorporated by reference.

** Indicates compensatory arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TOWER AUTOMOTIVE, INC.

                                         By        /s/ S.A. JOHNSON
                                          --------------------------------------
                                                  S.A. Johnson, Chairman

Date: March 5, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each director of the Registrant, whose signature appears below, hereby appoints Kathleen Ligocki and James A. Mallak and each of them severally, as his or her attorney-in-fact, to sign in his or her name and on his or her behalf, as director of the Registrant, and to file with the Commission any and all amendments to this Report on Form 10-K.

                    SIGNATURE                                           TITLE                           DATE
                    ---------                                           -----                           ----

                 /s/ S.A. JOHNSON                               Chairman and Director               March 5, 2004
 ------------------------------------------------
                   S.A. Johnson


               /s/ KATHLEEN LIGOCKI                                  Director and                   March 5, 2004
 ------------------------------------------------       President and Chief Executive Officer
                 Kathleen Ligocki


              /s/ ANTHONY FERNANDES                                    Director                     March 5, 2004
 ------------------------------------------------
                Anthony Fernandes


              /s/ JURGEN GEISSINGER                                    Director                     March 5, 2004
 ------------------------------------------------
               Jurgen M. Geissinger


                  /s/ ALI JENAB                                        Director                     March 5, 2004
 ------------------------------------------------
                    Ali Jenab


                                                                       Director                     March  , 2004
 ------------------------------------------------
                  F.J. Loughrey


               /s/ JAMES R. LOZELLE                                    Director                     March 5, 2004
 ------------------------------------------------
                 James R. Lozelle


              /s/ GEORGIA R. NELSON                                    Director                     March 5, 2004
 ------------------------------------------------
                Georgia R. Nelson


                                                                       Director                     March  , 2004
 ------------------------------------------------
                 Enrique Zambrano


               /s/ JAMES A. MALLAK                      Chief Financial Officer and Treasurer       March 5, 2004
 ------------------------------------------------    (Principal Financial and Accounting Officer)
                 James A. Mallak

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Tower Automotive, Inc.


We have audited the consolidated financial statements of Tower Automotive, Inc. (a Delaware corporation) and Subsidiaries (the Company) as of December 31, 2003 and 2002 and for the years then ended, and have issued our report thereon dated March 4, 2004, which report expresses an unqualified opinion and includes explanatory paragraphs relating to (i) the change in its method of accounting for certain variable interest entities and the change in its method of accounting for goodwill and (ii) the application of procedures relating to certain other disclosures of financial statement amounts related to the 2001 consolidated financial statements that were audited by other auditors who have ceased operations, and for which we have expressed no opinion or other form of assurance other than with respect to such disclosures appearing in this Annual Report on Form 10-K. Our audit was made for the purpose of forming an opinion on the 2003 and 2002 consolidated financial statements taken as a whole. The consolidated financial statements and related financial statement schedules of the Company for the year ended December 31, 2001, were audited by other auditors who have ceased operations and whose report, dated January 25, 2002, expressed an unqualified opinion on those statements and schedules and included an explanatory paragraph concerning a change in accounting for derivative financial instruments as discussed in Note 2 to the consolidated financial statements.

Our audits also included the 2003 and 2002 Schedule I - Condensed Financial Information of Registrant and Schedule II - Valuation and Qualifying Accounts of Registrant (the Schedules) listed in Item 15 of this Annual Report on Form 10-K. The financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the Schedules based on our audits. In our opinion, the 2003 and 2002 Schedules, when considered in relation to the 2003 and 2002 basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


Deloitte & Touche LLP

Minneapolis, Minnesota
March 4, 2004

The following report is a copy of a report previously issued by Arthur Andersen LLP ("Andersen"), which report has not been reissued by Andersen. Certain financial information for each of the two years in the period ended December 31, 2001 was not reviewed by Andersen and includes:

(ii) reclassifications to conform to our fiscal 2003 and 2002 financial statement schedule presentation and

(ii) additional disclosure to conform with new accounting pronouncements and SEC rules and regulations issued during subsequent fiscal years.

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

Arthur Andersen LLP

Minneapolis, Minnesota,
January 25, 2002

                                                                     SCHEDULE I

                             TOWER AUTOMOTIVE, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     TOWER AUTOMOTIVE, INC. (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS
                        AS OF DECEMBER 31, 2003 AND 2002

                  (Amounts in thousands, except share amounts)

                                                                   2003                 2002
                                                               -----------          -----------
ASSETS
  Investment in consolidated subsidiaries                      $   847,598          $   955,658
  Other assets                                                      28,812               27,144
                                                               -----------          -----------
                                                               $   876,410          $   982,802
                                                               ===========          ===========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
  Accrued liabilities                                          $     4,166          $     5,889
  Convertible subordinated notes                                   199,984              199,984
  Other noncurrent liabilities                                          --                6,103
  6-3/4% convertible subordinated debentures payable
    to trust subsidiary                                            258,750              258,750
  Commitments and contingencies
  Stockholders' investment:
    Preferred stock, par value $1; 5,000,000 shares
      authorized; no shares issued or outstanding                       --                   --
    Common stock, par value $.01; 200,000,000 shares
      authorized; 66,133,731 issued and 57,341,805
      outstanding in 2003; 56,050,855 and 48,077,142
      shares issued and outstanding  in 2002                           661                  659
    Additional paid-in capital                                     680,608              683,072
    Retained deficit                                              (181,849)             (57,174)
    Deferred compensation plans                                     (9,609)             (10,746)
    Accumulated other comprehensive loss                           (22,751)             (43,875)
    Treasury stock, at cost: 8,791,926 shares in 2003 and
      9,827,800 shares in 2002                                     (53,550)             (59,860)
                                                               -----------          -----------
      Total stockholders' investment                               413,510              512,076
                                                               -----------          -----------
                                                               $   876,410          $   982,802
                                                               ===========          ===========


    The accompanying notes are an integral part of these condensed financial statements.

                                                                     SCHEDULE I

                             TOWER AUTOMOTIVE, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     TOWER AUTOMOTIVE, INC. (PARENT COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                 (in thousands)

                                                            2003              2002               2001
                                                        -----------       -----------        ------------
Interest expense                                        $    28,768       $    28,768        $     28,767
Interest income                                                  --                --              (2,484)
                                                        -----------       -----------        ------------
  Loss before income taxes and equity in earnings
    of consolidated subsidiaries                            (28,768)          (28,768)            (26,283)
Income tax benefit                                            9,780            10,068              10,249
Equity in earnings of consolidated subsidiaries            (105,687)          (78,906)           (251,490)
                                                        -----------       -----------        ------------
  Net loss                                              $  (124,675)      $   (97,606)       $   (267,524)
                                                        ===========       ===========        ============



   The accompanying notes are an integral part of these condensed financial statements.

                                                                      SCHEDULE I



                             TOWER AUTOMOTIVE, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     TOWER AUTOMOTIVE, INC. (PARENT COMPANY)
                CONDENSED STATEMENTS OF STOCKHOLDERS' INVESTMENT
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                         COMMON STOCK       ADDITIONAL   RETAINED    DEFERRED
                                    ---------------------    PAID-IN    EARNINGS  COMPENSATION
                                      SHARES       AMOUNT    CAPITAL    (DEFICIT)     PLANS
                                    ----------     ------    --------    --------  ------------
                                           (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, DECEMBER 31, 2000......... 47,584,391      $476      $450,455   $ 307,956   $ (8,942)
Conversion of Edgewood and 5%
  convertible notes................    273,862         3           825          --         --
Exercise of options................     42,750        --           268          --         --
Sales of stock under Employee
  Stock Discount Purchase Plan.....    172,502         2         1,167          --         --
Deferred Income Stock
  Plan deferrals...................         --        --         1,279          --     (1,279)
Restricted stock issued in
  exchange for stock options.......         --        --         5,350          --     (5,350)
Private placement of common stock        3,637        --        (2,717)         --         --
Net loss...........................         --        --            --    (267,524)        --
Other comprehensive loss:
  Foreign currency translation
     adjustment....................         --        --            --          --         --
  Transition adjustment relating
     to loss on qualifying cash
     flow hedges...................         --        --            --          --         --
  Unrealized loss on qualifying
     cash flow hedges..............         --        --            --          --         --
  Minimum pension liability........         --        --            --          --         --
Total comprehensive loss...........
                                    ----------     -----      --------   ---------   --------
BALANCE, DECEMBER 31, 2001......... 48,077,142       481       456,627      40,432    (15,571)
Exercise of options................    329,368         3         1,653          --         --
Sales of stock under Employee
Stock Discount Purchase Plan.......    222,145         2         1,423          --         --
Deferred Income Stock Plan
  deferrals........................         --        --         1,387          --     (1,387)
Deferred Income Stock Plan
  distributions....................         --        --            --          --      3,781
Restricted stock grants earned
  and forfeited....................         --        --          (465)         --      2,431
Issuance of common stock........... 17,250,000       173       222,447          --         --
Repurchase of common stock.........         --        --            --          --         --
Net loss...........................         --        --            --     (97,606)        --
Other comprehensive income (loss):
  Foreign currency translation
     adjustment....................         --        --            --          --         --
  Unrealized loss on qualifying
     cash flow hedges..............         --        --            --          --         --
  Minimum pension liability........         --        --            --          --         --
Total comprehensive loss...........
                                    ----------      ----      --------   ---------   --------
BALANCE, DECEMBER 31, 2002......... 65,878,655       659       683,072     (57,174)   (10,746)
Sales of stock under Employee
Stock Discount Purchase Plan.......    252,156         2           650          --         --
Deferred Income Stock Plan
  deferrals........................         --        --         3,395          --     (3,395)
Deferred Income Stock Plan
  forfeitures......................         --        --          (199)         --        199
Deferred Income Stock Plan
  distributions....................         --        --            --          --      2,999
Deferred Income Stock Plan
  funding..........................         --        --        (6,310)         --         --
Restricted stock grants earned and
  forfeited........................         --        --            --          --      1,316
Restricted stock grant
  distributions....................      2,920        --            --          --         18
Net loss.........................           --        --            --    (124,675)        --
Other comprehensive income (loss):
  Foreign currency translation
     adjustment....................         --        --            --          --         --
  Unrealized loss on qualifying
     cash flow hedges..............         --        --            --          --         --
  Minimum pension liability........         --        --            --          --         --
Total comprehensive loss...........
                                    ----------      ----      --------   ---------   --------
BALANCE, DECEMBER 31, 2003......... 66,133,731      $661      $680,608   $(181,849)  $ (9,609)
                                    ==========      ====      ========   =========   ========

                                         ACCUMULATED
                                            OTHER           TREASURY STOCK            TOTAL
                                        COMPREHENSIVE     --------------------    STOCKHOLDERS'
                                        INCOME (LOSS)       SHARES      AMOUNT      INVESTMENT
                                        -------------     ---------     ------     ------------
                                            (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, DECEMBER 31, 2000.........        $ (9,672)     (4,112,100)   $(40,178)   $ 700,095
Conversion of Edgewood and 5%
  convertible notes................              --              --         --          828
Exercise of options................              --              --         --          268
Sales of stock under Employee
  Stock Discount Purchase Plan.....              --              --         --        1,169
Deferred Income Stock
  Plan deferrals...................              --         479,337         --           --
Restricted stock issued in
  exchange for stock options.......              --              --         --           --
Private placement of common stock                --       3,632,763     40,178       37,461
Net loss...........................              --              --         --
Other comprehensive loss:
  Foreign currency translation
     adjustment....................          (2,115)             --         --
  Transition adjustment relating
     to loss on qualifying cash
     flow hedges...................          (4,200)             --         --
  Unrealized loss on qualifying
     cash flow hedges..............          (4,102)             --         --
  Minimum pension liability........         (14,472)             --         --
Total comprehensive loss...........                                                (292,413)
                                           --------      ----------   --------    ---------
BALANCE, DECEMBER 31, 2001.........         (34,561)             --         --      447,408
Exercise of options................              --              --         --        1,656
Sales of stock under Employee
Stock Discount Purchase Plan.......              --              --         --        1,425
Deferred Income Stock Plan
  deferrals........................              --              --         --           --
Deferred Income Stock Plan
  distributions....................              --              --         --        3,781
Restricted stock grants earned
  and forfeited....................              --              --         --        1,966
Issuance of common stock...........              --              --         --      222,620
Repurchase of common stock.........              --      (9,827,800)   (59,860)     (59,860)
Net loss...........................              --              --         --
Other comprehensive income (loss):
  Foreign currency translation
     adjustment....................          19,915              --         --
  Unrealized loss on qualifying
     cash flow hedges..............          (4,521)             --         --
  Minimum pension liability........         (24,708)             --         --
Total comprehensive loss...........                                                (106,920)
                                           --------      ----------    -------    ---------
BALANCE, DECEMBER 31, 2002.........         (43,875)     (9,827,800)   (59,860)     512,076
Sales of stock under Employee
Stock Discount Purchase Plan.......              --              --         --          652
Deferred Income Stock Plan
  deferrals........................              --              --         --           --
Deferred Income Stock Plan
  forfeitures......................              --              --         --           --
Deferred Income Stock Plan
  distributions....................              --              --         --        2,999
Deferred Income Stock Plan
  funding..........................              --       1,035,874      6,310           --
Restricted stock grants earned and
  forfeited........................              --              --         --        1,316
Restricted stock grant
  distributions....................              --              --         --           18
Net loss.........................                --              --         --
Other comprehensive income (loss):
  Foreign currency translation
     adjustment....................          28,609              --         --
  Unrealized loss on qualifying
     cash flow hedges..............           4,586              --         --
  Minimum pension liability........         (12,071)            --          --
Total comprehensive loss...........                                                (103,551)
                                           --------      ----------   --------    ---------
BALANCE, DECEMBER 31, 2003.........        $(22,751)     (8,791,926)  $(53,550)   $ 413,510
                                           ========      ==========   ========    =========


    The accompanying notes are an integral part of these condensed financial statements.

                                                                     SCHEDULE I

                             TOWER AUTOMOTIVE, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     TOWER AUTOMOTIVE, INC. (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                             (Amounts in thousands)



                                                                                 2003               2002              2001
                                                                             ------------      -------------      ------------
                Operating Activities:
                  Net loss                                                   $  (124,675)      $    (97,606)      $   (267,524)
                  Equity in earnings of consolidated subsidiaries                105,687             78,906            251,490
                  Changes in working capital and other operating items           (10,796)            (4,811)             1,682
                                                                             -----------       ------------       ------------
                    Net cash used in operating activities                        (29,784)           (23,511)           (14,352)
                                                                             -----------       ------------       ------------
                Investing Activities:
                  Dividends received from consolidated subsidiaries               27,466             27,466             27,466
                  Additional investment in consolidated subsidiaries               1,648           (169,796)           (52,105)
                                                                             -----------       ------------       ------------
                    Net cash provided by (used in) investing activities           29,114           (142,330)           (24,639)
                                                                             -----------       ------------       ------------
                Financing Activities:
                  Net proceeds from issuance of common stock                         670            225,701             38,991
                  Payments for repurchase of common shares                            --            (59,860)                --
                                                                             -----------       ------------       ------------
                    Net cash provided by financing activities                        670            165,841             38,991
                                                                             -----------       ------------       ------------
                    Net change in cash and cash equivalents                           --                 --                 --
                Cash and cash equivalents:
                  Beginning of period                                                 --                 --                 --
                                                                             -----------       ------------       ------------
                  End of period                                              $        --       $         --       $         --
                                                                             ===========       ============       ============
                Supplemental Cash Flow Information:
                  Cash paid for -
                    Interest                                                 $    27,466       $     27,466       $     27,466
                                                                             ===========       ============       ============
                    Income taxes                                             $        --       $         --       $         --
                                                                             ===========       ============       ============


   The accompanying notes are an integral part of these condensed financial statements.

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

                                                                     SCHEDULE I

                             TOWER AUTOMOTIVE, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

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

In June 2003, the Company completed an amendment to its senior credit facility (the "Credit Agreement") to reduce the borrowing capacity of the facility and provide for amended financial covenants in order to enhance overall liquidity. The amendment reduced the former $725 million facility to a $600 million facility. The term portion of the facility increased from $125 million to $240 million, and the revolver portion decreased from $600 million to $325 million. The Company had previously amended, in June 2002, its prior credit agreement, which voluntarily reduced its borrowing facility from $1.15 billion to $725 million. The amount available to borrow under the revolver portion of the credit facility is restricted by $44 million of permanent letters of credit, and is also restricted by $200 million to provide flexibility for the Company to redeem its $200 million convertible subordinated notes (due August 1, 2004), in the event it elects to do so without refinancing the convertible notes in another manner. The Credit Agreement also includes a multi-currency borrowing feature that allows the Company to borrow up to $316 million in certain freely tradable offshore currencies, and letter of credit sublimits of $250 million. The Parent Company provided a guarantee for this debt. As of December 31, 2003, there were no revolver borrowings outstanding. Interest on the Credit Agreement is at the financial institutions' reference rate, LIBOR, or the Eurodollar rate plus a margin ranging from 100 to 325 basis points depending on the ratio of the consolidated funded debt for restricted subsidiaries of the Company to its total EBITDA. The weighted average interest rate for such borrowings was 7.3 percent and 6.4 percent for the years ended December 31, 2003 and 2002, respectively. The Credit Agreement has a final maturity of 2006.

As a result of the permanent reduction of borrowing capacity under the June 2003 and June 2002 amendments, the Subsidiaries recorded $0.4 million and $2.0 million non-cash charges in 2003 and 2002, respectively for the write-off of deferred financing costs associated with the credit facility.

In July 2000, R. J. Tower (the "Issuer"), a wholly-owned subsidiary of the Parent Company, issued Euro-denominated senior unsecured notes in the amount of E150 million ($188.6 million at December 31, 2003). The notes bear interest at a rate of 9.25 percent, payable semi-annually. The notes rank equally with all of the Company's other unsecured and unsubordinated debt. The notes mature on August 1, 2010.

Restrictions on Subsidiaries to Make Distributions to the Parent Company

Under the terms of the $600 million senior unsecured credit agreement described above, the Subsidiaries are restricted in their ability to dividend, loan or otherwise distribute assets, properties, cash, rights, obligations or securities to the Parent Company. These restrictions are subject to a number of exceptions, including, but not limited to, the ability of the Subsidiaries to: (i) purchase shares of the capital stock of the Parent and declare or pay cash dividends to the Parent

                                                                     SCHEDULE I

                             TOWER AUTOMOTIVE, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Company in an aggregate amount equal to $125 million (provided that no default or event of default exists under the credit agreement after giving effect to such action and provided further that no cash dividends are to be declared or paid prior to June 30, 2005); (ii) declare and pay dividends to the Parent Company to be used to pay taxes and other expenses (not relating to interest, bank fees or other payments on indebtedness) of the Parent Company and the Subsidiaries on a consolidated basis; (iii) declare and pay dividends to the Parent Company to enable the Parent Company to make regularly scheduled interest payments or the payment of principal at maturity of certain unsecured indebtedness issued by the Parent Company (including the Notes and the Debentures (see Note 3); and (iv) declare and pay dividends to the Parent to be used to pay amounts due and payable by the Parent with respect to indebtedness of joint ventures which are guaranteed by the Parent provided that such dividends pursuant to this clause do not exceed $10 million in the aggregate. As of December 31, 2003, the Subsidiaries could have paid up to approximately $10 million to the Parent Company under the exception described in item (iv) above.

NOTE 6.  SALE/REPURCHASE OF COMMON STOCK

In May 2002, the Parent Company completed an underwritten primary offering of
17.25 million shares of its common stock. The net proceeds from the offering of $222.6 million were used to repay borrowings under the Company's Credit Agreement. In August 2001, the Parent Company issued 3.6 million shares of its common stock in a private placement transaction which provided for net proceeds of $37.5 million which were used to repay outstanding indebtedness under the Company's Credit Agreement.

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

                                                                    SCHEDULE II

                             TOWER AUTOMOTIVE, INC.
                 VALUATION AND QUALIFYING ACCOUNTS OF REGISTRANT

                              (DOLLARS IN MILLIONS)


                                                                                         RESTRUCTURING RELATED
                                                                               --------------------------------------
                                                           LOSS CONTRACTS         RESTRUCTURING          OTHER
                              EMPLOYEE    FACILITY         ESTABLISHED IN         RELATED LOSS       RESTRUCTURING        TOTAL
        DESCRIPTION             COST        COST         PURCHASE ACCOUNTING        CONTRACTS            COSTS        RESTRUCTURING
--------------------------    --------    --------       -------------------      -------------      --------------   -------------
Balance, December 31, 2000      $ 3.8      $  7.3              $ 28.7                 $  5.6            $  20.5          $  26.1
Additional Provision               --          --                  --                     --               56.6             56.6
Utilization                      (2.7)       (2.1)              (11.7)                  (4.2)             (17.3)           (21.5)
Revision of Estimate               --          --                  --                   (1.4)              (4.5)            (5.9)
                               ------      ------             -------                 ------            -------          -------
Balance, December 31, 2001        1.1         5.2                17.0                     --               55.3             55.3
Additional Provision               --          --                  --                     --               28.2             28.2
Utilization                      (1.1)       (0.7)               (3.9)                    --              (55.4)           (55.4)
Revision of Estimate               --          --                (7.0)                    --              (14.3)           (14.3)
                               ------      ------             -------                  -----            -------          -------
Balance, December 31, 2002         --         4.5                 6.1                     --               13.8             13.8
Additional Provision               --          --                  --                     --                8.1              8.1
Utilization                        --        (0.4)               (3.0)                    --              (14.4)           (14.4)
Revision of Estimate               --        (2.1)               (0.2)                    --                 --               --
                               ------      ------             -------                  -----            -------          -------
Balance, December 31, 2003     $   --      $  2.0             $   2.9                  $  --            $   7.5          $   7.5
                               ======      ======             =======                  =====            =======          =======

                                                                    SCHEDULE III


                          INDEPENDENT AUDITORS' REPORT


The Board of Managers
Metalsa, S. de R.L.:


We have audited the accompanying consolidated balance sheet of Metalsa, S. de R.L. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of earnings, changes in partners' equity, and changes in financial position for the years then ended which, as described in note 2a, have been prepared on the basis of accounting principles accepted in Mexico. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metalsa, S. de R.L. and subsidiary as of December 31, 2003 and 2002, and the results of its operations, their changes in partners' equity and their changes in financial position for the years then ended in conformity with accounting principles generally accepted in Mexico.

The accompanying consolidated financial statements as of and for the year ended December 31, 2003 have been translated into United States dollars solely for the convenience of the reader. We have audited the translation and, in our opinion, the consolidated financial statements expressed in Mexican pesos have been translated into dollars on the basis set forth in note 2b of the notes to the consolidated financial statements.


KPMG Cardenas Dosal, S.C.



Luis A. Carrero Roman


January 23, 2004
Monterrey, N.L. Mexico

      FINANCIAL STATEMENTS PREPARED UNDER ACCOUNTING PRINCIPLES ACCEPTED IN
                              MEXICO - SEE NOTE 20
                       METALSA, S. DE R.L. AND SUBSIDIARY
                           Consolidated Balance Sheets
                           December 31, 2002 and 2003
 (Thousands of Mexican pesos (Ps.) of constant purchasing power as of December
  31, 2003 and thousands of US dollars ($))





                                   ASSETS                                          2002             2003               2003
                                                                              ---------------   ---------------   ----------------
                                                                                                                    (SEE NOTE 2B)
Current assets:
    Cash (includes cash equivalents for $102,295 in 2003
    and $299,142 in 2002)                                               Ps.         471,566           143,501     $       12,767
    Accounts receivable (note 7)                                                    388,845           477,849             42,513
    Inventories (note 8)                                                            350,020           361,824             32,191
    Other current assets                                                             27,541            44,413              3,951
                                                                              ---------------   ---------------   ----------------

           Total current assets                                                   1,237,972         1,027,587             91,422

Goodwill, net (note 9)                                                              112,841           142,112             12,643
Property, plant and equipment, net (note 10)                                      2,994,916         3,390,989            301,689
Deferred income tax (note 16)                                                         -                46,844              4,168
Other non-current assets, net (notes 11)                                            156,275           169,894             15,115
                                                                              ---------------   ---------------   ----------------

                                                                        Ps.       4,502,004         4,777,426     $      425,037
                                                                              ===============   ===============   ================

                        LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
    Current portion of long-term debt (note 12)                         Ps.         322,126             4,483     $          399
    Accounts payable and accrued liabilities (note 13)                              495,016           624,592             55,569
                                                                              ---------------   ---------------   ----------------

           Total current liabilities                                                817,142           629,075             55,968

Long-term debt (note 12)                                                          1,288,509         1,623,838            144,470
Deferred income taxes and employees' statutory profit
sharing (note 16)                                                                   357,616               -               -
Negative goodwill (note 14)                                                           -               344,212             30,624
Accrued seniority premium                                                             4,970             5,714                506
                                                                              ---------------   ---------------   ----------------

           Total liabilities                                                      2,468,237         2,602,839            231,568
                                                                              ---------------   ---------------   ----------------
Partners' equity (note 15):
    Social parts                                                                     18,434            18,434              1,640
    Additional paid-in capital                                                      490,656           493,865             43,938
    Retained earnings                                                             2,353,980         2,397,528            213,303
    Result from holding non-monetary assets                                        (585,784)         (491,721)           (43,747)
    Cumulative deferred income tax effect                                          (243,519)         (243,519)           (21,665)
                                                                              ---------------   ---------------   ----------------

           Total partners' equity                                                 2,033,767         2,174,587            193,469

Contingencies and commitments (note 19)
                                                                              ---------------   ---------------   ----------------
                                                                        Ps.       4,502,004         4,777,426  $         425,037
                                                                              ===============   ===============   ================
See accompanying notes to consolidated financial statements.




      FINANCIAL STATEMENTS PREPARED UNDER ACCOUNTING PRINCIPLES ACCEPTED IN
                              MEXICO - SEE NOTE 20
                      METALSA, S. DE R.L. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                  Years ended December 31, 2001, 2002 and 2003
 (Thousands of Mexican pesos (Ps.) of constant purchasing power as of
               December 31, 2003 and thousands of US dollars ($))




                                                                   2001              2002            2003              2003
                                                             ----------------  --------------   --------------   ---------------
                                                              (UNAUDITED)                                        (SEE NOTE 2B)
Net sales (notes 6 and 7)                               Ps.       3,630,697       3,706,250        3,393,480     $     301,910
Cost of sales (note 13)                                           2,987,941       2,876,211        2,752,419           244,877
                                                             ----------------  --------------   --------------   ---------------

         Gross profit                                               642,756         830,039          641,061            57,033

Selling, general and administrative expenses (note 6)               223,955         258,147          270,997            24,110
                                                             ----------------  --------------   --------------   ---------------

         Operating income                                           418,801         571,892          370,064            32,923
                                                             ----------------  --------------   --------------   ---------------

Comprehensive financial results:
     Interest expense                                              (136,022)        (59,716)         (82,661)           (7,354)
     Interest gain                                                   10,019          12,778            7,579               674
     Currency exchange loss                                          43,979        (100,687)         (97,223)           (8,650)
     Monetary position result                                        82,692          48,153           52,282             4,651
                                                             ----------------  --------------   --------------   ---------------

         Comprehensive financial result, net                            668         (99,472)        (120,023)          (10,679)
                                                              ----------------  --------------   --------------   ---------------

         Earnings before other expenses,
           income taxes, employees' profit
           sharing and extraordinary item                           419,469         472,420          250,041            22,244

Other expenses, net (note 2y)                                       (35,925)        (42,314)         (49,392)           (4,394)
                                                             ----------------  --------------   --------------   ---------------

         Earnings before income taxes,
           employees' profit sharing and
           extraordinary item                                      383,544          430,106          200,649            17,850
                                                             ----------------  --------------   --------------   ---------------
Income taxes (note 16)
    Current                                                         98,589           70,235           55,157             4,907
    Deferred                                                         6,677           77,252           30,143             2,682
                                                             ----------------  --------------   --------------   ---------------
                                                                   105,266          147,487           85,300             7,589
                                                             ----------------  --------------   --------------   ---------------
Employees' profit sharing (note 16)
    Current                                                         32,906           29,152           28,553             2,540
    Deferred                                                         8,770            9,992          (18,767)           (1,670)
                                                             ----------------  --------------   --------------   ---------------
                                                                    41,676           39,144            9,786               870
                                                             ----------------  --------------   --------------   ---------------

         Earnings before extraordinary
           item                                                    236,602          243,475          105,563             9,391

Amortization of negative goodwill (note 14)                        -                  -               34,978             3,112
                                                             ----------------  --------------   --------------   ---------------

         Net earnings                                   Ps.        236,602          243,475          140,541  $          12,503
                                                             ================  ==============   ==============   ===============



See accompanying notes to consolidated financial statements.

      FINANCIAL STATEMENTS PREPARED UNDER ACCOUNTING PRINCIPLES ACCEPTED IN
                              MEXICO - SEE NOTE 20
                      METALSA, S. DE R.L. AND SUBSIDIARIES
                      Consolidated Statements of Changes in
                          Partners' Equity Years ended
                        December 31, 2001, 2002 and 2003
      (Thousands of Mexican pesos (Ps.) of constant purchasing power as of
               December 31, 2003 and thousands of US dollars ($))




                                                                                       RETAINED EARNINGS
                                                                           ---------------------------------------

                                                                                              NET
                                                              ADDITIONAL                    EARNINGS
                                                   SOCIAL     PAID-IN                       FOR THE
                                                   PARTS      CAPITAL      UNAPPROPRIATED    YEAR         TOTAL
                                                 ---------    ----------    ----------    ----------    ----------
Balances at December 31, 2000 (UNAUDITED)   Ps.     18,434       368,206     1,616,183       354,551     1,970,734

Appropriation of retained earnings                      --            --       354,551      (354,551)           --

Additional paid-in capital                              --       122,450            --            --            --

Dividends (note 12b)                                    --            --       (96,831)           --       (96,831)

Comprehensive income                                    --            --            --       236,602       236,602
                                                 ---------    ----------    ----------    ----------    ----------

Balances at December 31, 2001 (UNAUDITED)           18,434       490,656     1,873,903       236,602     2,110,505

Appropriation of retained earnings                      --            --       236,602      (236,602)           --

Comprehensive income                                    --            --            --       243,475       243,475
                                               -----------    ----------    ----------    ----------    ----------

Balances at December 31, 2002                       18,434       490,656     2,110,505       243,475     2,353,980

Appropriation of retained earnings                      --            --       243,475      (243,475)           --

Dividends paid (note 15b)                               --            --       (90,799)           --       (90,799)

Cumulative effect of vacation accrual
(note 3)                                                --            --        (6,194)           --        (6,194)

In-kind contribution (note 15c)                         --         3,209            --            --            --

Comprehensive income                                    --            --            --       140,541       140,541
                                                ----------    ----------    ----------    ----------    ----------

Balances at December 31, 2003               Ps.     18,434       493,865     2,256,987       140,541     2,397,528
                                                ==========    ==========    ==========    ==========    ==========

Balances at December 31, 2003 (SEE NOTE 2B)     $    1,640        43,938       200,800        12,503       213,303
                                                ==========    ==========    ==========    ==========    ==========




                                                               CUMULATIVE
                                                               DEFERRED        TOTAL
                                                               INCOME TAX     PARTNERS'
                                                                EFFECT         EQUITY
                                                 ----------    ----------    ----------
Balances at December 31, 2000 (UNAUDITED)   Ps.    (512,030)     (243,519)    1,601,825

Appropriation of retained earnings                       --            --            --

Additional paid-in capital                               --            --       122,450

Dividends (note 12b)                                     --            --       (96,831)

Comprehensive income                               (118,545)           --       118,057
                                                 ----------    ----------    ----------

Balances at December 31, 2001 (UNAUDITED)          (630,575)     (243,519)    1,745,501

Appropriation of retained earnings                       --            --            --

Comprehensive income                                 44,791            --       288,266
                                                 ----------    ----------    ----------

Balances at December 31, 2002                      (585,784)     (243,519)    2,033,767

Appropriation of retained earnings                       --            --            --

Dividends paid (note 15b)                                --            --       (90,799)

Cumulative effect of vacation accrual
(note 3)                                                 --            --        (6,194)

In-kind contribution (note 15c)                          --            --         3,209

Comprehensive income                                 94,063            --       234,604
                                                 ----------    ----------    ----------

Balances at December 31, 2003               Ps.    (491,721)     (243,519)    2,174,587
                                                 ==========    ==========    ==========

Balances at December 31, 2003 (SEE NOTE 2B)      $  (43,747)      (21,665)      193,469
                                                 ==========    ==========    ==========



See accompanying notes to consolidated financial statements.

     FINANCIAL STATEMENTS PREPARED UNDER ACCOUNTING PRINCIPLES ACCEPTED IN
                              MEXICO - SEE NOTE 20
                      METALSA, S. DE R.L. AND SUBSIDIARIES

            Consolidated Statements of Changes in Financial Position

                  Years ended December 31, 2001, 2002 and 2003

      (Thousands of Mexican pesos (Ps.) of constant purchasing power as of December 31, 2003 and thousands of US dollars ($))


                                                                          2001            2002            2003             2003
                                                                                          ----            ----
                                                                     (UNAUDITED)                                       (SEE NOTE 2B)
Operating activities:
Net earnings                                                    Ps.        236,602         243,475         140,541     $      12,504

Plus charges (less credits) to operations not
requiring (providing) resources:
    Amortization of negative goodwill                                      -                 -             (34,978)          (3,112)
    Depreciation and amortization                                          209,224         260,914         272,952            24,284
    Impairment of fixed assets                                               -              35,947           -                     -
    Deferred income tax and employees' statutory profit sharing             (1,817)         87,680          11,376             1,012
    Accrual for seniority premiums                                           -               1,163             744                66
                                                                     ---------------  --------------  --------------   -------------

       Resources generated by operations                                   444,009         629,179         390,635            34,754

     Changes in:
        Accounts receivable                                                  9,484         110,145         (89,004)          (7,919)
        Inventories                                                         56,757         (89,929)        (11,804)          (1,050)
        Other current assets                                                 9,363         (12,572)        (16,872)          (1,501)
        Accounts payable and accrued liabilities                           251,095        (111,377)        129,576            11,528
                                                                     ---------------  --------------  --------------   -------------
                                                                           326,699        (103,733)         11,896             1,058
                                                                     ---------------  --------------  --------------   -------------

       Resources generated by operating activities                         770,708         525,446         402,531            35,812
                                                                     ---------------  --------------  --------------   -------------

Financing activities:
Dividends                                                                  (96,831)          -             (90,799)          (8,078)
Additional paid-in capital                                                (206,321)          -               3,209               285
Long-term debt                                                             122,540         106,430          17,686             1,573
                                                                     ---------------  --------------  --------------   -------------

        Resources (used in) generated by financing activities             (180,612)        106,430         (69,904)          (6,220)
                                                                     ---------------  --------------  --------------   -------------

Investing activities:
   Acquisition of property, plant and equipment, net                      (259,571)       (421,188)       (581,757)         (51,758)
   Change in other non-current assets, net                                 (65,675)        (35,193)        (13,619)          (1,212)
   Negative goodwill                                                        18,664           -             379,190            33,736
   Tax losses carry forward                                                  -               -            (444,506)         (39,547)
                                                                     ---------------  --------------  --------------   -------------

       Resources used in investing activities                             (306,582)       (456,381)       (660,692)         (58,781)
                                                                     ---------------  --------------  --------------   -------------

       (Decreased) increase in cash and cash
           equivalents                                                     283,514         175,495        (328,065)         (29,189)

Cash and cash equivalents at beginning of period                            12,557         296,071         471,566            41,956
                                                                     ---------------  --------------  --------------   -------------
Cash and cash equivalents at end of period                      Ps.        296,071         471,566         143,501  $         12,767
                                                                     ===============  ==============  ==============   =============


See accompanying notes to consolidated financial statements.

                      METALSA, S. DE R.L. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2002 and 2003

      (Thousands of Mexican pesos (Ps.) of constant purchasing power as of
                               December 31, 2003)


(1)    COMPANY ACTIVITY AND SALIENT EVENTS

       ACTIVITY

       The Company is engaged in the manufacturing and sale of frames (chassis's), heavy truck side rails, fuel tanks, and steel stamped parts for the automotive industry, mainly to the North America Free Trade Agreement (NAFTA) market. Its partners are Promotora de Empresas Zano, S.
       A. de C. V. (Proeza) 60% and Tower Automotive Mexico, S. de R. L., de C.V. (Tower) 40%. The Company is structured in three Strategic Business Units (SBU) identified as follows: Heavy trucks, Upper Vehicle Structure and the Lower Vehicle Structure. The Heavy truck SBU operates two plants; one is located in Apodaca N.L., Mexico and the other in Roanoke, Virginia, USA. The Upper Vehicle Structure SBU operates in Apodaca, N.L. and San Luis Potosi, S.L.P., Mexico. The Lower Vehicle Structure operates only in Apodaca, N.L.

       SALIENT EVENTS

       During 2003, the following salient events took place:

1. In April, the Company and Industrial Powder Coatings de Mexico, S.A. de C.V. entered into a settlement agreement related to a litigation procedure that was outstanding at December 31, 2002. As part of this settlement agreement, the Company paid $5 million dollars. From this amount, $2.5 million were paid to acquire the painting line and the remaining was recorded as part of the other expenses.

2.     The Company established or acquired various subsidiaries including:
       Promotow, S. de R.L. de C.V. (Promotow), Metalsa Servicios, S. de R.L. (Servicios) and Tecnicas en Procesos Aplicadas, S. de R.L. (TAP). As part of the acquisition, by an affiliated company, Ps. 65,316 were paid for TAP, whose fair value at the date of the acquisition was Ps. 444,506, of which Ps. 444,394 were tax losses and the remaining were other assets. The difference between the purchase price and the fair value was recorded as a negative goodwill. During 2003 Ps. 34,978 were amortized and recorded as an extraordinary item.

3. During 2003, Roanoke continued with its $32 million US dollar expansion program to increase its production capacity. As of December 31, 2003 the project is expected to be completed by the end of the first quarter in 2004.

4.     As disclosed in note 12, the Company refinanced its long-term of debt.
       As a result of the refinancing, an additional line of credit, a reduction of the interest rate and an extension of the payment period were obtained. At December 31, 2003 from the $150 million dollars borrowing line, $140 million dollars have been drawn.


(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accounting policies and practices followed by the Company in the preparation of the consolidated financial statements are described below:

        A)  BASIS OF PRESENTATION AND DISCLOSURE

            The consolidated financial statements of the Company are prepared in accordance with Generally Accepted Accounting Principles in Mexico ("Mexican GAAP").

                      METALSA, S. DE R.L. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      (Thousands of Mexican pesos (Ps.) of constant purchasing power as of
                               December 31, 2003)



            Mexican GAAP includes the recognition of the effects of inflation on the financial information, and are expressed in Mexican pesos of constant purchasing power, based on the National Consumer Price Index (NCPI), published by the Bank of Mexico. The indexes used for effects of recognizing inflation were the following:


                 DECEMBER 31,               NCPI           % INFLATION
                 ------------               ----           -----------
                        2003               107.098              4.10%
                        2002               102.858              5.30%
                        2001               97.6809              4.80%
                                                                =====

            For purposes of disclosure, when references is made to pesos or "Ps", it means Mexican pesos; when reference is made to dollars or $, it means currency of the United States of America ("United States"). Except when specific references are made to "U.S. dollar millions," "U.S. dollar thousands" and "number of shares", all amounts included in these notes are stated in thousands of constant Mexican pesos as of the balance sheet date.

        B)  CONVENIENCE TRANSLATION

            The dollar amounts provided, and, unless otherwise indicated, elsewhere in the financial statements and related footnotes are translations of constant Mexican peso amounts at an exchange rate of Ps. 11.24 to U.S. $1.00, the Company's accounting exchange rate as of December 31, 2003. These translations have been prepared solely for the convenience of the reader and should not be constructed as representations that the Mexican peso amounts actually represent those dollar amounts or could be converted into dollars at the rate indicated.

        C)  PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements includes the accounts of Metalsa, S. de R.L. and its subsidiaries Metalsa-Roanoke, Inc., Grupo Metalsa S. de R.L., Promotow, TAP and Servicios in which the Company holds a 100% interest and has control. All intercompany balances and transactions have been eliminated in consolidation. The consolidation was made based on audited financial statements of the issuing companies, which were prepared under Mexican GAAP.

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

                      METALSA, S. DE R.L. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      (Thousands of Mexican pesos (Ps.) of constant purchasing power as of
                               December 31, 2003)


        G)  INVENTORIES AND COST OF SALES

            Inventories represent raw material acquired that has not been applied to manufacturing and spare parts, and are valued at the lower of replacement cost or realization value. Replacement cost is determined through the cost of the last raw material and indirect materials acquired and the latest production cost for finished goods and in work-in process inventory. Cost of sales represents the replacement cost of the inventories at the time of the sale and is expressed in Mexican pesos of purchasing power as of the closing at the balance that date.

        H)  GOODWILL

            Goodwill represents the excess of the foreign subsidiary acquisition cost over the book value of its net assets at the acquisition date, and it is indexed using the USA inflation rate and is translated into Mexican pesos at the year-end exchange rate. See note 9.

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

            The most significant compound factors used to update imported assets were:

                                                                     2002        2003
                                                                     ----        ----
                         United States of America                   1.1402      1.1174
                         Germany                                    1.3070      1.3021
                         Japan                                      1.2034      1.2031
                                                                    ======      ======

            Depreciation is calculated primarily using the straight-line method over the useful life of the assets, determined by Company's management, as disclosed in note 9. Maintenance expenses and minor repairs are recorded in operations as they are incurred.

        J)  OTHER NON-CURRENT ASSETS

            As discussed in note 6, the major accounts included in this caption are: advance rent and a long-term receivable due from a related party. Additionally, included are direct financing cost and licenses. These balances are adjusted for inflation using factors based on the NCPI. These assets (other deferred financial costs) are amortized using the straight-line method according to their maturities.

            Deferred financing costs resulting from financing activities are amortized using the interest method over the term of the related loan.

                      METALSA, S. DE R.L. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      (Thousands of Mexican pesos (Ps.) of constant purchasing power as of
                               December 31, 2003)



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

            Changes in the fair value of derivative financial instruments, net of the costs and expenses or gains resulting from the assets or liabilities, are reported as part of the comprehensive financial results. Assets and liabilities arising from the derivative financial instruments are recognized on the balance sheet accounting to fair value. Premiums paid are expensed as incurred. See note 5.

        L)  SENIORITY PREMIUM AND SEVERANCE PAYMENT

            The accumulated seniority premium benefits, to which the Mexican operations workers are entitled by the Mexican Labor Law, are recognized in the results of each period, based on actuarial calculations of the present value of this liability. The amortization of prior years service cost, which has not been recognized, is based on the estimated personnel service life. As of December 31, 2003 and 2002 the estimated service life of employees entitled of the plan benefits is approximately 5.5 and 4.85 years, respectively.

            All other compensations to which personnel might be entitled are recognized in results of the period in which they are paid. These benefits consist mainly of severance.

        M)  NEGATIVE GOODWILL

            This represents the excess of the book value of the net assets at the acquisition date over the acquisition cost. This amount is indexed using the NCPI, and is amortized based upon the amortization of the deferred tax asset acquired, not to exceed a 5 year period. See notes 1 and 14.

        N) INCOME TAX (IT), TAX ON ASSETS (TA) AND EMPLOYEE STATUTORY PROFIT SHARING (ESPS)

            Income taxes are accounted for under the asset and liability method. Deferred taxes are recognized (assets and liabilities) for the future tax consequences attributable to the temporary differences between the book values of the existing assets and liabilities and their related tax bases, as well as, to the tax losses carry forward and the unused tax credits (TA). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of changes in tax rates on deferred taxes is recognized in the results of the period in which such changes are enacted and approved.

            ESPS is calculated for the Mexican operations only. It is also required to determine the effect of deferred ESPS for those temporary differences arising from the reconciliation of the net income of the period and the taxable income for ESPS.

                      METALSA, S. DE R.L. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      (Thousands of Mexican pesos (Ps.) of constant purchasing power as of
                               December 31, 2003)


        O)  INITIAL DEFERRED INCOME TAX EFFECT

            Represents the recognition of accumulated deferred income tax effects as of January 2000, the date Bulletin D-4 was adopted.

        P)  SOCIAL PARTS, OTHER CONTRIBUTIONS AND ACCUMULATED RESULTS
            RESTATEMENT

            This is determined by multiplying the accumulated contributions and earnings (losses) by the NCPI, which measures the accumulated inflation from the dates the contributions, were made and the earnings (losses) were generated to the date of the most recent balance sheet. The result is intended to represent the constant values of the stockholders' investment.

        Q)  RESULT FROM HOLDING NON-MONETARY ASSETS

            This represents the difference between the original cost of non-monetary assets restated through specific costs and the amounts determined by application of NCPI factors, decreased by the effects of deferred taxes recorded directly in stockholders' equity, and currency translation effects.

        R)  COMPREHENSIVE FINANCIAL RESULT (CFR)

            The CFR includes interest expense, currency exchange differences, monetary position result and the valuations effects of financial instruments. CFR is recorded in the results of the period, net of amounts capitalized (see note 10).

            Transactions executed in foreign currency are recorded at the exchange rate prevailing on their execution or liquidation dates. Foreign currency assets and liabilities are converted at the exchange rate prevailing on the date of the balance sheet. The exchange differences related to assets or liabilities contracted in foreign currency are recorded in results of the period.

            The monetary position result is determined by multiplying the difference between monetary assets and liabilities (define) at the beginning of each month, including deferred taxes, by the inflation rate at the end of the period. The result obtained thereby is recorded in comprehensive financial results of the period.

        S)  REVENUE RECOGNITION

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

                      METALSA, S. DE R.L. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      (Thousands of Mexican pesos (Ps.) of constant purchasing power as of
                               December 31, 2003)

        T)  CONCENTRATION OF BUSINESS AND CREDIT RISK

            The Company had net sales to four customers representing approximately 80%, 74% and 73% of total net sales during 2001, 2002 and 2003, respectively. Accounts receivable balances of those customers as of December 31, 2002 and 2003 represent approximately 67% and 65% of total accounts receivable, respectively. The Company records reserves for losses in the collection of accounts receivable based on management analysis and estimates.

        U)  CONTINGENCIES

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

        V) IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT AND OTHER NON-CURRENT ASSETS

            The Company periodically evaluates the restated values of property, plant and equipment and other non-current assets to determine the existence of indications that such values exceed their recoverable value. The recoverable value represents the potential revenues that can reasonably be expected from the use of such assets. If it is determined that the carrying values exceed such revenues, the Company records the necessary adjustments to reduce their value. Assets held for sale are presented in the financial statements at the lower of their restated or realizable values. At December 31, 2001, 2002 and 2003 impairment charges of Ps. 7,193, Ps. 35,947 and Ps .0, respectively were recorded attributable to products whose production equipment whose utilization was reduced due to market conditions and requirements from its customers.

        W)  COMPREHENSIVE INCOME

            Comprehensive income is presented in the consolidated statement of changes in stockholders' equity in accordance with Bulletin B-4 "Comprehensive Income". For the years ended December 31, 2001, 2002 and 2003, comprehensive income includes net earnings, the effects of inflation from holding non-monetary assets net of related deferred income taxes, and currency translation adjustments arising from the subsidiary.

        X)  USE OF ESTIMATES

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

        Y)  OTHER EXPENSE

            For the years ended December 31, 2002 and 2003, other expenses includes the following:

                                                  2002           2003            2003
                                                  ----           ----            ----
                                                                             (SEE NOTE 2B)
            IPC settlement                Ps.        -             27,321    $       2,431
            Legal expenses                          16,583          8,135              723
            Other                                   25,731         13,936            1,240
                                               -------------  -------------  ---------------
                                          Ps.       42,314         49,392    $       4,394
                                               =============  =============  ===============

                      METALSA, S. DE R.L. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      (Thousands of Mexican pesos (Ps.) of constant purchasing power as of
                               December 31, 2003)

        Z)  RECLASSIFICATIONS

            Certain reclassifications have been made to the prior period to conform to the 2002 presentation.


(3)    ACCOUNTING CHANGES

       (A) LIABILITIES, ACCRUALS, CONTINGENT ASSETS AND LIABILITIES, AND COMMITMENTS-

            In December 2001, the Mexican Institute of Public Accountants issued the new Bulletin C-9, "Liabilities, Accruals, Contingent Assets and Liabilities, and Commitments." New Bulletin C-9, effective for fiscal years beginning after December 31, 2002, supersedes former Bulletins C-9, "Liabilities," and C-12, "Contingencies and Commitments." New Bulletin C-9 establishes additional guidance clarifying the accounting for liabilities, accruals, and contingent assets and liabilities, and establishes new standards for the use of present value techniques to measure liabilities, and accounting for the early extinguishment of liabilities and convertible debt. Additionally, new Bulletin C-9 establishes new rules for disclosing commitments arising from current business operations.

            The Company adopted this Bulletin in 2003 and, as a result, recognized a vacation accrual amounting to Ps. 9,384, which was recorded directly in the stockholders equity, net of its deferred income tax effect of Ps. 3,192. At December 31, 2003 the vacations accrual amounts to Ps. 10,027, and is included as part of the accrued liabilities.

        (B) INTANGIBLE ASSETS

            In January 2002, the Mexican Institute of Public Accountants issued the new Bulletin C-8, "Intangible Assets," effective for fiscal years beginning after December 31, 2002. New Bulletin C-8 supersedes former Bulletin C-8, "Intangibles," and establishes that qualifying project development costs be capitalized as intangible assets if the criteria for intangible asset recognition are met. The principal criteria are that these costs be identifiable, that there is reasonable certainty that these costs will generate future benefits to the Company, and that the Company has control over such benefits. Other costs, not meeting the new criteria and incurred after the effective date of new Bulletin C-8, should be expensed as incurred.

            This Bulletin also requires that intangibles acquired in a business combination be accounted for at fair value at the date of the purchase and be separately reported, unless their cost cannot be reasonably determined, in which case, they should be reported as goodwill. Also, if there is no active market for these assets, they should be written-down to the excess of their book value over the purchase price or to zero. These assets are also subject to periodic impairment evaluations. Amortization of goodwill should be reported in operating expenses on the statements of income.

            Based on the adoption of this Bulletin, goodwill balance is no longer amortized beginning on 2003.

                      METALSA, S. DE R.L. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      (Thousands of Mexican pesos (Ps.) of constant purchasing power as of
                               December 31, 2003)


(4)    EXCHANGE RATE AND FOREIGN MONETARY POSITION

       The amounts shown in this note are expressed in thousands of US dollars; the currency in which Metalsa, S. de R. L. denominates or carries out its foreign currency transactions.

       The US dollar exchange rate as of December 31, 2002 and 2003, was Ps.
       10.31 and Ps. 11.24, respectively. As of February 24, 2004, it was approximately Ps.10.94

       The foreign currency assets and liabilities held as of December 31, 2002 and 2003, are as follows:


                                                           2002            2003
                                                           ----            ----
       Current assets                                        65,113          55,599
       Less:
           Current liabilities                              (55,082)        (41,349)
           Long-term liabilities                           (130,822)       (151,794)
                                                       --------------   -------------

                  Net liabilities                          (120,791)       (137,544)
                                                       ==============   =============


       In addition, as of December 31, 2002 and 2003, the Company had the following non-monetary asset position of foreign origin, or whose value can only be denominated in US dollars:


                                                           2002            2003
                                                           ----            ----
       Inventories                                           34,727          17,369
                                                       ==============   =============
       Machinery and equipment                              193,861         173,470
                                                       ==============   =============
       Goodwill                                              10,520          10,520
                                                       ==============   =============

       The transactions executed outside of Mexico mainly with the United States of America, excluding the machinery and equipment imports, for the years ended December 31, 2000, 2001 and 2002 are summarized below:


                                                                      2001                2002               2003
                                                                      ----                ----               ----
                                                                  (UNAUDITED)
       Export of merchandise                                  $          44,939            202,752            197,071
       Import of merchandise and spares parts                          (101,586)           (90,388)           (52,504)
       Interest expense                                                 (12,536)            (3,287)            (4,075)
       Service expense                                                    3,892             (1,394)            (1,728)
                                                                 ----------------     --------------     --------------

                                                              $         (73,075)          (107,683)          (138,764)
                                                                 ================     ==============     ==============

       Additionally, the Company had sales within Mexican territory in US dollars but payable in Mexican currency at the exchange rate on the date of payment. These sales amounted to $187,941 in 2001, $217,343 in 2002 and $211,194 in 2003.

                      METALSA, S. DE R.L. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      (Thousands of Mexican pesos (Ps.) of constant purchasing power as of
                               December 31, 2003)



(5)    DERIVATIVE FINANCIAL INSTRUMENTS

       The Company manages its debt by using interest rate agreements to achieve an overall desired position of fixed and floating rates. As of December 31, 2002 and 2003, Metalsa had the following interest rate contracts outstanding:

       - Interest rate swap contract related to Metalsa's long-term debt. The swap converts $45 million dollar notional amount from variable rates to fixed rates. For the years ended December 31, 2002 and 2003, there were losses on the contract amounting to $111 and $500 thousands dollar, respectively, which were recorded in interest expense in the accompanying statement of earnings. At December 31, 2002 a liability amounting to $1 million U.S. dollar million, was recorded.

       - Interest rate cap contract also related to Metalsa's long-term debt. The $80 million dollar cap agreement entitles the Company to receive from a financial institution the amounts, if any, by which debt selected market interest rates exceed the interest rates stated in the agreements. The fair value of the interest rate cap contract was estimated using quotes from brokers and represents the cash settlement amounts if the contract had been settled at December 31, 2003.

       Credit and market risk exposures are limited to the impact of fluctuations in interest rates. The net payments or receipts from interest rate swaps and caps are recorded as part of interest expense and are not material. At December 31, 2003 the fair value of the abovementioned financial instruments is immaterial.

       The purpose of Metalsa's currency hedging strategy is to reduce the exposure that the Company has to changes in the Mexican peso's exchange rate. The Company enters into currency exchange forward contracts to hedge part of its anticipated working capital expenses, such as salaries and wages, in Mexican pesos. These contracts cover periods, generally not more than nine months, and are negotiated with selected banks. At December 31, 2003, the notional amount of the remaining forward contracts was $6,000 U.S. dollar thousands with a fair value of approximately (Ps. 27,050), and the related adjustment is included as part of the CFR.

       The Company is exposed to credit losses in the event of default by counter parties on the above instruments, but does not anticipate such event.

(6)    RELATED PARTIES

       At December 31, 2002 and 2003, the balances and transactions with related parties are as follows:

       (A)  DUE FROM

                                                                           2002               2003               2003
                                                                           ----               ----               ----
                                                                                                             (SEE NOTE 2B)
           Teknik, S.A. de C.V.                                    Ps.         2,388                932      $          83
           Other                                                                 280                185                 16
                                                                       ---------------    ---------------    ---------------
                                                                   Ps.         2,668              1,117      $          99
                                                                       ===============    ===============    ===============

       (B)  DUE TO

           Promotora Empresas Zano, S.A. de C.V.                   Ps.        59,400             57,102      $      5,080
           Tower Automotive, Inc.                                             11,655             55,650             4,951
           Ogihara Proeza Mexico, S.A. de C.V.                                 -                  4,011               358
           Other                                                              15,224              2,141               190
                                                                       ---------------    ---------------    --------------
                                                                   Ps.        86,279            118,904      $     10,579
                                                                       ===============    ===============    ==============

                      METALSA, S. DE R.L. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      (Thousands of Mexican pesos (Ps.) of constant purchasing power as of
                               December 31, 2003)

       (C)  RELATED PARTY TRANSACTIONS

            The transactions carried out during the years ended December 31, 2001, 2002 and 2003 with related parties are as follows:


                                                          2001             2002               2003               2003
                                                          ----             ----               ----               ----
                                                        (UNAUDITED)                                            (SEE NOTE 2B)
           Sales                                  Ps.       84,572            44,649             21,431   $          1,907
                                                       =============   ===============    ===============    ===============
           Purchases                              Ps.      230,754            98,120            104,007   $          9,253
                                                       =============   ===============    ===============    ===============
           Service and technical assistance       Ps.      135,559           159,738             95,155   $          8,466
                                                       =============   ===============    ===============    ===============
           Rents paid                             Ps.          105               105                 33   $              3
                                                       =============   ===============    ===============    ===============

       During year 2001, the Company sold equipment to a related party for approximately Ps. 138,756 (nominal value) and a long-term accounts receivable was recorded. No gain or losses arise from this transaction. At the same time, the Company leased back the equipment through an operating lease with total payments of Ps. 97,750 (nominal value). For financial statement presentation, the net balance arising from this transaction was classified as a long-term accounts receivable, and included as part of other non-current assets. The receivable and payable balances bear interest at 2% plus TIIE. The net balance at December 31, 2003 amounts to Ps. 67,432, including interest of Ps. 2,580.

       At December 31, 2003 the advance rent was also included as part of the other non-current assets. This advance rent is for the following years and amounts to Ps. 67,432 as follows:

              Year ending December 31:
              2004                              Ps.        11,712   $         11,712
              2005                                         12,288             11,712
              2006                                         12,288             12,288
              2007                                         12,288             12,288
              2008 and thereafter                          18,856             31,144
                                                    ---------------    ---------------
                                                Ps.        67,432   $         79,144
                                                    ===============    ===============

       Rental expense for the year 2002 and 2003 amounted to Ps. 5,856 and Ps. 11,712 (nominal value).

       The Company has a contract with an affiliated company (Proeza) and an stockholder (Tower) whereby it agrees to pay for administrative services and technical assistance provided, respectively. The amount to be paid for these services is determined based on a percentage of sales, which are 3.6% to Proeza and 1.5% to Tower. For the years ended December 31, 2001, 2002 and 2003, total expense related to the abovementioned contracts amounted to Ps. 94,689, Ps. 107,891 and Ps.97,735, respectively.

                                       11
                      METALSA, S. DE R.L. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
         (Thousands of Mexican pesos (Ps.) of constant purchasing power as of December 31, 2003)




(7)    ACCOUNTS RECEIVABLE

       At December 31, 2002 and 2003 accounts receivable are as follows:

                                                                    2002               2003               2003
                                                                    ----               ----               ----
                                                                                                       (SEE NOTE 2B)
             Trade                                          Ps.       238,754            351,779      $      31,297
             Receivable from tool and die projects                    104,364             73,949              6,579
             Related parties (note 6)                                   2,668              1,117                 99
             Advances for taxes and other accounts
             receivable                                                47,295             52,413              4,663
                                                                ----------------------------------    ---------------
                                                                      393,081            479,258             42,638
             Less allowance for doubtful accounts                       4,236              1,409                125
                                                                ----------------------------------    ---------------
                                                            Ps.       388,845            477,849      $      42,513
                                                                ==================================    ===============

       The revenue from tool and die projects is determined using the percentage-of-completion method (see note 2s). For the years ended December 31, 2001, 2002 and 2003, the net sales include Ps. 372,184 Ps. 541,987 and Ps.261,620 of revenue from tools and dies projects, respectively. At December 31, 2003 and 2002, the unbilled portion for tools and die projects amounts to Ps.56,124 and Ps. 71,606, respectively.

       A summary of the changes in the allowance for doubtful accounts, in Ps., for the years ended December 31, 2001, 2002 and 2003 is as follows:

                                                     BALANCES                                               BALANCES
                                                        AT                                                     AT
                                                     BEGINNING        CHARGES TO                             END OR
                     DESCRIPTION                     OF PERIOD         EXPENSE         WRITE-OFF             PERIOD
      ---------------------------------------     ---------------  ----------------  --------------      ----------------
       Year ended:
       December 31, 2001 (UNAUDITED)         Ps.          1,265               138           (589)   Ps.             814
       December 31, 2002                     Ps.            814             4,213           (791)   Ps.           4,236
       December 31, 2003                     Ps.          4,236           (2,827)               -   Ps.           1,409
                                                  ===============  ================  ==============      ================

(8)    INVENTORIES

       At December 31, 2002 and 2003, inventories are comprised of the following:

                                                                      2002               2003              2003
                                                                      ----               ----              ----
                                                                                                       (SEE NOTE 2B)
       Raw material                                          Ps.         119,928           111,182     $      9,892
       Work-in process                                                    88,127            76,663            6,821
       Finished goods                                                     41,514            56,354            5,014
       Spare parts and merchandise in transit                             90,690           103,983            9,251
       Advances to suppliers                                               9,761            13,642            1,213
                                                                 -----------------------------------   --------------
                                                             Ps.         350,020           361,824     $     32,191
                                                                 ===================================   ==============

                                       12
                      METALSA, S. DE R.L. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
         (Thousands of Mexican pesos (Ps.) of constant purchasing power as of December 31, 2003)


(9)    GOODWILL

       Goodwill arose from the acquisitions by Metalsa Roanoke, Inc. in December 2000. At the date of acquisition, $11.7 million dollars of goodwill was generated. This goodwill is included as a non-current asset and its amortization is recorded as an operating expense in the consolidated statements of earnings. In 2002, Metalsa Roanoke, Inc. paid $544 thousands dollars of additional consideration arising from the original acquisition of the business from Tower.

       As part of the acquisition agreement, Roanoke was required to make an additional payment to Tower of amounting to approximately $1.9 million dollars, because exceeded based upon the operating parameters established in the acquisition agreement. This amount was recorded as part of the goodwill and the related payable was accrued and included in the due to Tower balance.

       At December 31, 2002 and 2003 the goodwill balance is analyzed as follows:

                                                                      2002               2003              2003
                                                                      ----               ----              ----
                                                                                                       (SEE NOTE 2B)
       Goodwill                                              Ps.         124,960           153,867     $     13,689
       Less:
            Accumulated amortization                                      12,119            11,755            1,046
                                                                 -----------------------------------   --------------

                                                             Ps.         112,841           142,112     $      12,643
                                                                 ===================================   ==============

       The increase in the amortizable balance of goodwill is the result of the application of inflation accounting and the effects of currency translation.

(10)   PROPERTY, PLANT AND EQUIPMENT

       At December 31, 2002 and 2003 the investment in property, plant and equipment consists of:

                                                                                                           ESTIMATED
                                                         2002           2003               2003            USEFUL LIFE
                                                         ----           ----               ----            -----------
                                                                                       (SEE NOTE 2B)
       Land                                      Ps.       114,087       118,083     $        10,505
       Building                                            797,947       913,081              81,235            35 years
       Plant and equipment                               3,260,673     3,898,047             346,800            11 years
       Transportation equipment                             19,359        14,680               1,306             3 years
       Furniture and fixtures                               97,060       109,770               9,766             6 years
       Computer equipment                                   63,011        46,717               4,156             2 years
       Tools and dies                                       17,246        24,094               2,144             5 years
       Construction in process                             152,811       132,261              11,768             -
                                                     -----------------------------    ----------------
                                                         4,522,194     5,256,733             467,680
                   Less accumulated
                     depreciation                        1,527,278     1,865,744             165,991
                                                     -----------------------------    ----------------
                                                 Ps.     2,994,916     3,390,989     $       301,689
                                                     =============================    ================

       During 2002 Metalsa's management performed an evaluation of the carrying amounts of fixed assets. In the performance of this evaluation, the Company recorded a pre-tax loss of Ps. 35,947, which was recorded as an operating expense. This amount reflects the write off or write down to fair value of certain machinery and equipment no longer utilized in operations.

       Property, plant and equipment includes capitalized CFR of Ps.28,431 net of accumulated amortization, of which Ps. 23,836 was capitalized during 2002 and Ps.4,595 was capitalized in 2003.

                                       13
                      METALSA, S. DE R.L. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
         (Thousands of Mexican pesos (Ps.) of constant purchasing power as of December 31, 2003)


(11)   OTHER NON-CURRENT ASSETS

       At December 31, 2003 and 2002, other non-current assets are integrated as follows:

                                                                               2002           2003            2003
                                                                               ----           ----            ----
                                                                                                          (SEE NOTE 2B)
       Software                                                        Ps.       31,773         67,358    $      5,992
       Prepaid rent (note 6)                                                     67,432         55,720           4,958
       Due from related parties (note 6)                                         35,657         35,657           3,172
       Deferred financing cost                                                   13,700          7,048             627
       Others                                                                     7,713          4,111             366
                                                                            ----------------------------   -------------

                                                                       Ps.      156,275        169,894    $     15,115
                                                                            ============================   =============

(12)   LONG-TERM DEBT AND BANK LOANS

       At December 31, 2002 and 2003, long-term debt is as follows:

                                                                              2002            2003             2003
                                                                              ----            ----             ----
                                                                                                           (SEE NOTE 2B)

              a)  Syndicated credit contract amounting to 150
                  million US dollars, payable in different terms
                  from June 2003 until June 2006.                    Ps.     1,610,635        1,573,040   $      139,951
              b)  ECA  premium  credit  contract to EUR 5.5 million
                  its equivalent in US dollar.                                     -             55,281            4,918

                        Less current installments of
                          long-term debt                                       322,126            4,483              399
                                                                          -------------------------------  ---------------

                        Long-term debt, net                          Ps.     1,288,509        1,623,838   $      144,470
                                                                          ===============================  ===============

       a) During 2003 the Company and Roanoke refinanced their long-term debt. Through this refinancing they obtained a $150 million dollar Dual Tranche Syndicated Facility (the facility). The facility has two tranches, A and B. Tranche A is a $125 million dollar five-year amortizing facility and Tranche B is a $25 million dollar three-year revolving credit facility. Tranche B has an extension option for and additional year, but such extension will only be possible if 100% of Tranche B lenders approve.

           Tranche A has a 24 month grace period, then semi-annual amortizations as follows: 10% in months 24, 30 and 36; 15% in months 42 and 48 and 20% in months 54 and 60. Tranche B will be paid in full at maturity (year three).

           The interest rate for the Tranche A will be LIBOR plus 125 basis points (bps) for the first two years, LIBOR plus 137.5 bps for year three and four and LIBOR plus 150 bps for the fifth year. For Tranche B the interest rate will be LIBOR plus 125 bps for the first two years and LIBOR plus 150 bps for the third year.

           The facility imposes certain covenants, with which at December 31, 2003 the Company was in compliance. Also, the Company and Roanoke irrevocably guarantee both tranches. At December 31, 2003, $115 million dollars from the $25 million dollars of Tranche B have been drawn.

       b) Additionally, the purchase of two pieces of equipment was financed with a long-term loan for the equivalent in US Dollars of EUR 4.9 million. The loan will be paid in 14 equal installments during a 7-year period beginning during 2004 and is secured with the equipment acquired. The Company and Roanoke irrevocably guarantee this loan.

                                       14
                      METALSA, S. DE R.L. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
         (Thousands of Mexican pesos (Ps.) of constant purchasing power as of December 31, 2003)


       The installments of long-term debt are as follows:

              Years ending December 31:                                                                   (SEE NOTE 2B)
              2005                                                                Ps.       148,265      $       13,191
              2006                                                                          457,255              40,681
              2007                                                                          429,165              38,182
              2008                                                                          589,153              52,416
                                                                                      ---------------     ---------------
                                                                                  Ps.     1,623,838      $      144,470
                                                                                      ===============     ===============

       For the years 2001, 2002 and 2003, the average interest rate was 3.19%, 3.48% and 2.86%, respectively.

       The Company has contracted several short-term credit lines for approximately $50 million dollars. As of December 31, 2003, the Company has not used these lines of credit.


(13)   ACCOUNTS PAYABLES AND ACCRUED LIABILITIES

       At December 31, 2002 and 2003, liabilities and accruals are as follows:

                                                                           2002            2003               2003
                                                                           ----            ----               ----
                                                                                                          (SEE NOTE 2B)
       Trade                                                     Ps.         244,766         294,645  $          26,214
       Accrued liabilities                                                   163,971         211,043             18,776
       Related parties (note 6)                                               86,279         118,904             10,579
                                                                       -------------------------------   ----------------
                                                                 Ps.         495,016         624,592  $          55,569
                                                                       ===============================   ================

       The Company made purchases from a raw material supplier that represented 42% and 35% of its total purchases made during 2003 and 2002. The balance of the accounts payable to this supplier as of December 31, 2003, and 2002 represents 7% and 6% of total accounts payable, respectively.

(14)   NEGATIVE GOODWILL

       At December 31, 2003 the negative goodwill balance is analyzed as follows:

                                                                                                       (SEE NOTE 2B)
        Negative goodwill                                                     Ps.          379,190   $        33,736
        Less:
             Accumulated amortization                                                       34,978            (3,112)
                                                                                   -----------------  -----------------

                                                                              Ps.          344,212   $         30,624
                                                                                   =================  =================

                                       15
                      METALSA, S. DE R.L. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
         (Thousands of Mexican pesos (Ps.) of constant purchasing power as of December 31, 2003)

(15)   PARTNERS' EQUITY

       The characteristics of stockholders equity are as follows:

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

              o The capital of the Company amounts to Ps. 7,373 (nominal value) in Series A and B.

              o The partners will have the first right of refusal to subscribe new shares of each series held by them if an increase in capital is approved.

       (B)    PARTNERS' EQUITY TRANSACTIONS

              1. In an Ordinary Partners Meeting held on January 28, 2003, the Company's partners approved a Ps. 116,900 dividend, payable in two installments. The first installment amounting to $8 million dollars was paid on February 2003 and the remaining will be paid during the second half of the year if the Company meets financial projections for 2003. As a result of the financial projections the remaining amount of the dividend was canceled.

              2. The Company received, on January 7th 2002, $11.7 million dollars of additional paid-in-capital from the commitment that Tower Automotive Mexico, S. de R.L. de C.V. had. This transaction was recorded on 2001.

              3. On March 2001, a dividend for $9.3 million dollars was declared and was paid to the majority equity shareholders on January 7th 2002.

       (C)    RETAINED EARNINGS

              The principal restrictions to retained earnings are:

              1. Net earnings for the year are subject to an appropriation of 5% for the legal reserve until this reserve equals 20% of the Company's capital stock. At December 31, 2002, the legal reserve amounts to Ps. 2,897 (nominal value).

              2. Earnings distributed as dividends in excess of accumulated tax earnings will be subject to payment of income taxes in accordance with the Mexican Income Tax Law. At December 31, 2003, no deferred income tax has been recognized on this excess because it is expected that dividends will be paid free of taxes.

              3. During 2003, Roanoke purchased land adjacent to its existing land for $10 dollars from Boteturt County. The fair value of such land amounted to $300,000 dollars at the moment of the purchase. In accordance with Mexican GAAP, the Company properly recorded the $299,990 dollars difference as part of the additional paid-in capital in the statement of changes in stockholder's equity.

                                       16
                      METALSA, S. DE R.L. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
         (Thousands of Mexican pesos (Ps.) of constant purchasing power as of December 31, 2003)

       (D)    COMPREHENSIVE INCOME

              For the years ended December 31, 2001, 2002 and 2003, comprehensive income is as follows:

                                                                2001           2002           2003             2003
                                                                ----           ----           ----             ----
                                                            (UNAUDITED)                                   (SEE NOTE 2B)
              Net earnings                               Ps.    236,602         243,475        140,541    $    12,504
              Inflation effects of non-monetary
                 assets                                        (142,401)         50,054         93,119          8,285
              Translation effects of foreign                    (27,508)         28,442         29,614          2,634
              subsidiary
              Deferred income taxes net                          51,364         (33,704)       (28,670)        (2,551)
                                                             -------------  -------------  -------------    ------------
                                                         Ps.    118,057         288,266        234,604    $    20,872
                                                             =============  =============  =============    ============


(16)   INCOME TAX (IT) TAX ON ASSETS (TA) AND EMPLOYEES' PROFIT SHARING (ESPS)

       In accordance with present tax legislation, corporations must pay either the IT or TA, whichever is greater. Both taxes recognize inflation effects, in a manner different from Mexican GAAP. ESPS is calculated in the same manner as IT but without the recognition of inflation. For the years ended December 31, 2001 and 2003, the Company was subject to IT.

       On January 1, 2002 a new IT Law was enacted, which reduces the IT rate by 1% each year beginning in 2002, until it reaches 32% in 2005. As a result of these changes in the rate, the Company reduced its net deferred tax liability by approximately Ps. 27 million during 2002. The enacted tax rate for 2003 was 34%.

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

       Income tax expense for the years ended December 31, 2002 and 2003, was as follows:

                                                              2001            2002          2003             2003
                                                              ----            ----          ----             ----
                                                         (UNAUDITED)                                     (SEE NOTE 2B)
       Current Mexican taxes                        Ps.         98,589         64,523        54,714      $     4,868
       Current US Federal and state taxes                       -               5,712           443               39
       Deferred Mexican taxes                                   (3,947)        50,899        (7,585)            (675)
       Deferred US Federal and state taxes                      10,624         26,353        37,728            3,357
                                                           ------------    ------------ -------------     -----------
                                                    Ps.        105,266        147,487        85,300      $     7,589
                                                           ============    ============ =============     ===========

                                       17
                      METALSA, S. DE R.L. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
         (Thousands of Mexican pesos (Ps.) of constant purchasing power as of December 31, 2003)


       Income tax expense attributable to income from continuing operations before IT differed from the amounts computed by applying the Mexican rates of 34% in 2003 and to pretax income from continuing operations, as a result of the following:

                                                                                                        (SEE NOTE 2B)
       Computed expected tax expense                                              Ps.       68,221   $         6,069
       Non-deductible expenses                                                              13,290             1,182
       Tax rate differential effects of inflation and other, net                             3,789               338
                                                                                       -------------    --------------

                Actual income tax expense                                         Ps.       85,300   $         7,589
                                                                                       =============    ==============

       As mentioned above, the deferred income taxes, for its Mexican operations, were calculated assuming a 33% tax rate for current assets and current liabilities 32%, for assets whose tax effects will be reversed after 2004. Deferred ESPS was calculated for the differences arising from the Mexican operation.

       The tax rate for deferred income taxes arising from Metalsa Roanoke, Inc. was calculated using a tax rate of approximately 39%. This tax rate considers US federal and state taxes.

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, as of December 31, 2002 and 2003, are presented below:

                                                                         2002             2003                 2003
                                                                         ----             ----                 ----
                                                                                                            (SEE NOTE 2B)
      Deferred tax assets:
        Allowance for doubtful accounts                     Ps.            1,440                426       $           38
        Liability accruals                                                38,315             24,517                2,181
        Tax loss carry forwards                                            2,189            432,597               38,487
                                                                 -----------------    ---------------       --------------

           Total deferred tax assets                                      41,944            457,540               40,706
                                                                 -----------------    ---------------       --------------

      Deferred tax liabilities:
        Inventories                                                      (75,955)           (69,405)              (6,175)
        Accruals                                                         (25,556)           (17,296)              (1,539)
        Property, plant and equipment                                   (235,708)          (294,753)             (26,223)
        Other non-current assets                                         (43,574)           (29,242)              (2,601)
                                                                 -----------------    ---------------       --------------

           Total deferred tax liabilities                               (380,793)          (410,696)             (36,538)
                                                                 -----------------    ---------------       --------------

           Deferred tax (liability) asset, net              Ps.         (338,849)            46,844       $        4,168
                                                                 =================    ===============       ==============

       The deferred IT roll forward for the net deferred IT asset (liability) for the years ended December 31, 2001, 2002 and 2003 is presented below:

                                                               2001             2002             2003             2003
                                                               ----             ----             ----             ----
                                                             (UNAUDITED)                                        (SEE NOTE
                                                                                                                  2B)
       Initial balance of deferred income tax          Ps.     (275,772)       (231,084)        (338,849)    $     (30,147)
       Deferred IT from acquisition (note1)                      -                -              444,506            39,548
       Cumulative initial effects from vacation
         payable                                                 -                3,190            -               -
       Deferred IT expense                                       (6,676)        (77,251)         (30,143)           (2,682)
       Deferred IT in partners' equity                            51,364        (33,704)         (28,670)           (2,551)
                                                            -------------    ------------     ------------    --------------

             Ending balance                            Ps.     (231,084)       (338,849)          46,844     $       4,168
                                                            =============    ============     ============    ==============

                                       18
                      METALSA, S. DE R.L. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
         (Thousands of Mexican pesos (Ps.) of constant purchasing power as of December 31, 2003)

       At December 31,2003, the tax losses carry forward are integrated as follows:

                                                               Historical           Restated
                                                                  Amount              Amount      Expire in        (SEE NOTE 2B)
                                                                  ------              ------      ---------
                                           1994         Ps.           40,784             157,356     2004        $       14,000
                                           1995                        4,126              11,379     2005                 1,012
                                           1996                       55,547             116,911     2006                10,401
                                           1997                        4,448               7,821     2007                   696
                                           1998                       44,070              67,140     2008                 5,973
                                           2001                      845,384             929,077     2011                82,658
                                           2003                       48,773              48,773     2013                 4,339
                                                              ---------------     ---------------                 -----------------

                                                        Ps.        1,043,132           1,338,457                  $     119,079
                                                              ===============     ===============                 =================

       The tax effects of temporary differences that give rise to significant portions of the deferred ESPS liabilities, as of December 31, 2001 and 2002 are presented below:

                                                                           2001             2002
                                                                           ----             ----
                                                                       (UNAUDITED)
        Other non-current assets                                 Ps.           5,879            7,575
        Accruals, net                                                          2,895           (9,715)
        Property, plant and equipment                                            -              9,830
        Inventories                                                              -             11,077
                                                                      ---------------- ----------------

           Total deferred ESPS liability                         Ps.           8,774           18,767
                                                                      ================ ================

       During years 2002 and 2003, an ESPS deferred asset was created for the foreign currency exchange loss, which can be deducted for ESPS when the Company realizes the payment.

       At December 31, 2003 the Company has available approximately Ps. 150 million of foreign exchange losses arising primordially from its long-term debt that can be deducted for ESPS purposes when the Company realizes the payment

       In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

       As of December 31, 2002 and 2003, the updated balance of the partners' equity tax accounts is as follows:

                                                                    2002              2003                 2003
                                                                    ----              ----                 ----
                                                                                                       (SEE NOTE 2B)
      Contribution capital account                         Ps.        853,893           889,073       $      79,099
                                                                ==============    ==============       =============

      Tax earnings and profits account                     Ps.         65,940            98,417       $       8,756
                                                                ==============    ==============       =============

      Tax reinvested earnings account                      Ps.        651,994           562,053       $      50,005
                                                                ==============    ==============       =============

                      METALSA, S. DE R.L. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         (Thousands of Mexican pesos (Ps.) of constant purchasing power as of December 31, 2003)

(17)   EMPLOYEE BENEFIT PLAN

       Metalsa Roanoke, Inc. has a 401(k) investment plan (the Plan) for the benefit of its employee. Employees are eligible to participate in the Plan in the quarter following their first 60 days of service. Under the Plan, employees may elect to have up to 16% of their salary, subject to Internal Revenue Service limitations, withheld on a pretax basis. The company matches 100% of employees' contributions up to 3% of their compensation, then matches 50% of employees' contributions up to an additional 2% of their compensation. The company made matching contributions of $195,059, $190,736 and $262,871 dollars for the years ended December 31, 2001, 2002 and 2003, respectively.

       As an additional incentive, the Company established deferred profit sharing as a part of the Plan. Deferred profit sharing is based on the Company reaching 75% of the target operating income as defined by the Plan. To be eligible, employees must be employed on the last day of the plan year or employment terminated because of retirement age, death or disability. The employee must complete at least 1,000 hours of service during the plan year. Employees receive up to 5% of their wages excluding bonuses and are 100% vested after three years of service. If the target operating income is below 75%, there is no profit sharing in the plan year. For the years ended December 31, 2001, 2002 and 2003, the Company made profit sharing contributions of $189,952, $312,348 and $423,993 dollars, respectively.

(18)   SEGMENT INFORMATION

       Condensed financial information is presented below per geographical area for December 31, 2001, 2002 and 2003:

       DECEMBER 31, 2001
       -----------------                                                                                          METALSA
                                                   MEXICO                USA             ELIMINATIONS          CONSOLIDATED
                                              ----------------     ---------------     ----------------      ---------------
      Current assets                    Ps.        1,001,769              88,842               (7,109)           1,083,502
      Goodwill                                         -                 103,305                -                  103,305
      Fixed assets                                 2,394,760             410,245                -                2,805,005
      Investment in subsidiary                       233,528               -                 (233,528)               -
      Other long-term assets                         116,872              23,825                -                  140,697
                                              ----------------     ---------------     ----------------      ---------------
        Total assets                    Ps.        3,746,929             626,217             (240,637)           4,132,509
                                              ================     ===============     ================      ===============

      Current liabilities               Ps.          578,743              33,749               (7,109)             605,383
      Long-term debt                               1,152,978             350,909                -                1,503,887
      Other long-term liabilities                    270,079               8,031                -                  278,110
      Partners' equity                             1,745,129             233,528             (233,528)           1,745,129
                                              ----------------     ---------------     ----------------      ---------------
        Total liabilities and           Ps.
           partners' equity                        3,746,929             626,217             (240,637)           4,132,509
                                              ================     ===============     ================      ===============
        Net sales                       Ps.        3,328,081             318,110              (15,494)           3,630,697
                                              ================     ===============     ================      ===============
        Operating income                Ps.          378,041              46,538               (5,778)             418,801
                                              ================     ===============     ================      ===============
        Net earnings                    Ps.          236,602              17,268              (17,268)             236,602
                                              ================     ===============     ================      ===============


                      METALSA, S. DE R.L. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         (Thousands of Mexican pesos (Ps.) of constant purchasing power as of December 31, 2003)



       DECEMBER 31, 2002
       -----------------                                                                                          METALSA
                                                   MEXICO                USA             ELIMINATIONS          CONSOLIDATED
                                              ----------------     ---------------     ----------------      ---------------
      Current assets                    Ps.        1,075,301             193,653              (30,982)           1,237,972
      Goodwill                                         -                 112,841                -                  112,841
      Fixed assets                                 2,532,057             462,859                -                2,994,916
      Investment in subsidiary                       320,494               -                 (320,494)               -
      Other long-term assets                         109,648              46,627                -                  156,275
                                              ----------------     ---------------     ----------------      ---------------
        Total assets                    Ps.        4,037,500             815,980             (351,476)           4,502,004
                                              ================     ===============     ================      ===============

      Current liabilities               Ps.          702,389             145,735              (30,982)             817,142
      Long-term debt                                 987,856             300,653                -                1,288,509
      Other long-term liabilities                    313,490              49,096                -                  362,586
      Partners' equity                             2,033,765             320,496             (320,494)           2,033,767
                                              ----------------     ---------------     ----------------      ---------------
        Total liabilities and           Ps.
           partners' equity                        4,037,500             815,980             (351,476)           4,502,004
                                              ================     ===============     ================      ===============
        Net sales                       Ps.        3,241,322             464,928                -                3,706,250
                                              ================     ===============     ================      ===============
        Operating income                Ps.          462,756             109,136                -                  571,892
                                              ================     ===============     ================      ===============
        Net earnings                    Ps.          243,475              80,411              (80,411)             243,475
                                              ================     ===============     ================      ===============


       DECEMBER 31, 2003
       -----------------                                                                                METALSA
                                               MEXICO              USA           ELIMINATIONS         CONSOLIDATED     (SEE NOTE 2B)
                                           --------------     -------------    ----------------    ----------------    -------------
      Current assets                    Ps.     857,986             194,551           (24,950)          1,027,587      $      91,422
      Goodwill                                    -                 142,112             -                 142,112             12,643
      Fixed assets                            2,645,883             745,106             -               3,390,989            301,689
      Investment in subsidiary                  832,615             -                (832,615)              -
      Other long-term assets                    184,441              32,297             -                 216,738             19,283
                                           --------------     -------------    ----------------    ----------------    -------------

        Total assets                    Ps.   4,520,925           1,114,066          (857,565)          4,777,426      $     425,037
                                           ==============     =============    ================    ================    =============

      Current liabilities               Ps.     537,541             116,484           (24,950)            629,075      $      55,968
      Long-term debt                          1,123,600             500,238             -               1,623,838            144,470
      Other long-term liabilities               269,139              80,787             -                 349,926             31,130
      Partners' equity                        2,590,645             416,557          (832,615)          2,174,587            193,469
                                           --------------     -------------    ----------------    ----------------    -------------
        Total liabilities and           Ps.
           partners' equity                   4,520,925           1,114,066          (857,565)          4,777,426      $     425,037
                                           ==============     =============    ================    ================    =============
        Net sales                       Ps.   2,998,402             537,234          (142,156)          3,393,480      $     301,911
                                           ==============     =============    ================    ================    =============
        Operating income                Ps.     314,528              82,269           (26,733)            370,064      $      32,924
                                           ==============     =============    ================    ================    =============
        Net earnings                    Ps.     220,119              75,465          (155,043)            140,541      $      12,504
                                           ==============     =============    ================    ================    =============

                      METALSA, S. DE R.L. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         (Thousands of Mexican pesos (Ps.) of constant purchasing power as of December 31, 2003)


(19)      CONTINGENCIES AND COMMITMENTS

          The Company has the following contingencies and commitments:

          (a) There is a contingency with respect to personnel termination costs mentioned in note 2(l). However, the Company considers that this contingency is not significant for its financial position or the results of its operations.

          (b) The Company has entered into contracts with external parties for services and has a commitment to pay for these services in dollars. The amount recorded in general and administrative expenses for the year ended December 31, 2003 in thousands of dollar, was $6,769. The minimum annual payments under these contracts based on their maturities, in thousands of dollars, are as follows: $6,845 in 2004, and $6,845 in 2005.

          (c) There is an agreement with a related party to supply certain parts and accessories required by the Company. This agreement establishes that should the Company require parts and accessories of Japanese origin, they will be purchases from this related party, if the costs are similar to a cost from an unrelated party.

          (d) In accordance with to the tax law in force, tax authorities have the right to review up to the five tax periods prior to the last period covered by the last income tax return filed.

          (e) According to the Income Tax Law, companies carrying out operations with related parties, residing in the country or abroad, are subject to tax limitations and obligations, regarding the determination of agreed-upon prices, since they must be equivalent to those that would be used with or between independent parties in comparable operations.

               In case the tax authorities review the prices and reject the determined amounts, they could demand, besides collection of corresponding tax and accessories assessments (update and late charges), fines on the determined deficiencies over the omitted contributions, which could reach up to 100% of the deficiency.

          (f) Metalsa Roanoke, Inc. has certain non- cancelable operating leases that expire over the next four years. Rent expense for operating leases during 2002 and 2003 approximated $43,000 and $47,000, respectively. Future minimum lease payments under no cancelable operating leases as of December 31, 2003 are as follows (all figures in dollars):

              Years ending December 31:
              2004                                                                   $      25,842
              2005                                                                          25,842
              2006                                                                          12,921
                                                                                        ------------
                                                                                     $      64,605
                                                                                        ============

(20) SUMMARY OF SIGNIFICANT DIFFERENCES BETWEEN MEXICAN GAAP AND U.S. GAAP

     The consolidated financial statements of Metalsa, S. de R.L. and subsidiaries are prepared and presented in accordance with generally accepted accounting principles and reporting practices in Mexico ("Mexican GAAP"). Mexican GAAP varies in certain significant respects from generally accepted accounting principles in the United States ("U.S. GAAP"). Certain significant differences between Mexican GAAP and U.S. GAAP relevant to the Company are summarized below:

     RECOGNITION OF THE EFFECTS OF INFLATION

     MEXICO. Mexican GAAP requires that effects of inflation be recorded in the basic financial statements. All financial statements should be presented in Pesos of purchasing power as of the latest balance sheet

                      METALSA, S. DE R.L. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         (Thousands of Mexican pesos (Ps.) of constant purchasing power as of December 31, 2003)


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

     DEFERRED INCOME TAX AND EMPLOYEES' STATUTORY PROFIT SHARING (ESPS)

     MEXICO. As mentioned in notes 2m and 2n, beginning in 2000, Bulletin D-4 requires the determination of deferred income tax through the asset and liability method, in a manner similar to U.S. GAAP. Nonetheless, there are certain specific differences in the application of Bulletin D-4 as compared to the calculation under SFAS 109 that give rise to differences in the reconciliation to US GAAP. These differences arise from i) the recognition of the accumulated initial balance as of January 1, 2000 which is recorded directly to stockholders' equity and, therefore, does not consider the provisions of APB Opinion 16 and the effects of deferred tax on the recognition items between Mexican and U.S. GAAP.

     In addition, under Mexican GAAP deferred ESPS is calculated only for temporary differences arising from the reconciliation of the net income of the period and the taxable income for ESPS. In addition ESPS expense, both current and deferred, in considered as a separate line item equivalent to income tax.

     For the other hand, under Mexican GAAP, the deferred taxes and deferred ESPS are presented in the balance sheet as long-term liabilities.

     UNITED STATES. U.S. GAAP requires comprehensive interperiod tax allocation. Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires deferred income taxes to be recorded for all temporary differences using the liability method at the enacted income tax rates for the years in which such taxes will be payable or refundable. Also, depending on the functional currency determination under SFAS No. 52 "Foreign Currency Translation" the tax bases of non-monetary assets and other tax credits, can be restated using inflation.

     Under U.S. GAAP deferred ESPS is calculated under the asset and liability method, at the statutory rate of 10%. Also, ESPS expense is included in the determination of operating income.

     ACQUISITION OF COMPANY

     UNITED STATES. In relation with the acquisition mentioned in note 1, under U.S. GAAP it will be accounted different in terms of the classification of the tax asset acquired and the income statement classification.

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

                      METALSA, S. DE R.L. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         (Thousands of Mexican pesos (Ps.) of constant purchasing power as of December 31, 2003)

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

     SEVERANCE

     MEXICO. Under Mexican GAAP, post employment benefit expenses other than pension benefits are recorded when retirement occurs. Metalsa does not provide for any severance benefits. Beginning in 1997, in accordance with Mexican GAAP (Circular 50), SFAS 112 is the supplementary accounting standard for post employment benefits.

     UNITED STATES. Under U.S. GAAP post employment benefits for former or inactive employees, excluding retirement benefits, are accounted for under the provisions of SFAS 112, which requires companies to accrue the cost of certain benefits, including severance, over an employee's service life.

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

     RELATED PARTY TRANSACTIONS

     The Company entered into certain related party transactions, as disclosed in note 5, that under US GAAP, would be accounted differently as follows:

     The Company executed a Sale and Leaseback transaction, and under US GAAP, no long-term receivable, payable or advance rent would have been recorded.

     The Company pays a total of 5% of sales as administrative and technical services to affiliated companies and under US GAAP; those amounts would have been recorded as a reduction of sales.

     DISCLOSURES TO THE FINANCIAL STATEMENTS

     Disclosures to the financial statements are generally more extensive under U.S. GAAP than under Mexican GAAP.

     RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. 10 For any VIEs that must be

                      METALSA, S. DE R.L. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         (Thousands of Mexican pesos (Ps.) of constant purchasing power as of December 31, 2003)

     consolidated under FIN 46R that were created on January 1, 2005. 10 For any VIEs that must be consolidated under FIN 46R that were created on January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts, with any differences between the net amount added to the balance sheet and any previously recognized interest begin recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities, and noncontrolling interest of the VIE. The application of this interpretation is not expected to have effects on the Company's financial statements.

     FASB Statements No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatory redeemable financial instruments. For certain mandatory redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain types of mandatory redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.


(21) RECENTLY ISSUED ACCOUNTING STANDARD

     FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF LIABILITIES, EQUITY, OR BOTH-

     In May 2003, the Mexican Institute of Public Accountants issued Bulletin C-12, "Financial Instruments with Characteristics of Liabilities, Equity, or Both." Bulletin C-12, is effective for fiscal years beginning after December 31, 2003, although earlier application is permitted. Bulletin C-12 puts together regulations contained in other bulletins related to issuance of complex financial instruments, and adds regulations necessary for a comprehensive resolution of general problems. Therefore, Bulletin C-12 defines the basic differences between liabilities and equity; establishes rules for the classification and valuation of the liability and equity components of combined financial instruments, upon initial recognition; and establishes rules for disclosure of combined financial instruments. Under Bulletin C-12, financial instruments should be classified as liabilities or equity at the beginning of the year of adoption, and comparative financial information for prior years should not be restated, nor a cumulative-effect-type adjustment recognized in the year of adoption.

     The Company estimates that the adoption of this Bulletin will not have a material effect on its financial position or results of operations.