Form 10-Q
period 2004-03-31
TOWER AUTOMOTIVE INC
filed 2004-05-10
CIK 925548

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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
        (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                   Identification No.)
              27175 HAGGERTY ROAD                               48377
                NOVI, MICHIGAN                               (Zip Code)
   (Address of principal executive offices)

                                 (248) 675-6000
              (Registrant's telephone number, including area code)

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

                        Yes [X]                  No [ ]

The number of shares outstanding of the Registrant's common stock, par value $.01 per share, at May 3, 2004 was 58,035,678 shares.

                             TOWER AUTOMOTIVE, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION



                                                                                 Page
                                                                                 -----


     Item 1.    Financial Statements:

                Condensed Consolidated Balance Sheets (unaudited) at March 31,
                2004 and December 31, 2003                                          2

                Condensed Consolidated Statements of Operations (unaudited)
                for the Three Months Ended March 31, 2004 and 2003                  3

                Condensed Consolidated Statements of Cash Flows (unaudited)
                for the Three Months Ended March 31, 2004 and 2003                  4

                Notes to Condensed Consolidated Financial Statements (unaudited)    5

     Item 2.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                              18

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk
                See "Market Risk" section of Item 2

     Item 4.    Controls and Procedures                                            22

PART II OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K                                   23

Signature                                                                          24

                         PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                                  MARCH 31,      DECEMBER 31,
                                                                                    2004             2003
                                                                                ------------     ------------

                             ASSETS
Current assets:
       Cash and cash equivalents                                                $     78,346     $    160,899
       Accounts receivable                                                           374,089          325,599
       Inventories                                                                   127,089          130,004
       Deferred income taxes, net                                                     15,295           20,116
       Prepaid tooling and other                                                     160,110           91,662
                                                                                ------------     ------------
             Total current assets                                                    754,929          728,280
                                                                                ------------     ------------

Property, plant and equipment, net                                                 1,117,322        1,055,873
Investments in joint ventures                                                        204,257          248,133
Deferred income taxes, net                                                           144,512          146,944
Goodwill                                                                             495,209          498,663
Other assets, net                                                                    151,086          168,516
                                                                                ------------     ------------
                                                                                $  2,867,315     $  2,846,409
                                                                                ============     ============

            LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
       Current maturities of long-term debt and capital lease
          obligations                                                           $    120,595     $     99,597
       Convertible Subordinated Notes                                                199,984          199,984
       Accounts payable                                                              579,311          556,036
       Accrued liabilities                                                           243,996          249,984
                                                                                ------------     ------------
             Total current liabilities                                             1,143,886        1,105,601
                                                                                ------------     ------------
Long-term debt, net of current maturities                                          1,042,570        1,060,859
Obligations under capital leases, net of current maturities                           39,551           42,798
Other noncurrent liabilities                                                         220,979          223,641
                                                                                ------------     ------------
             Total noncurrent liabilities                                          1,303,100        1,327,298
                                                                                ------------     ------------
Stockholders' investment:
       Preferred stock                                                                    --               --
       Common stock                                                                      661              661
       Additional paid-in capital                                                    680,759          680,608
       Retained deficit                                                             (169,831)        (181,849)
       Deferred compensation plans                                                    (8,027)          (9,609)
       Accumulated other comprehensive loss                                          (29,683)         (22,751)
       Treasury stock, at cost                                                       (53,550)         (53,550)
                                                                                ------------     ------------
             Total stockholders' investment                                          420,329          413,510
                                                                                ------------     ------------
                                                                                $  2,867,315     $  2,846,409
                                                                                ============     ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                -----------------------------
                                                                                    2004             2003
                                                                                ------------     ------------
Revenues                                                                        $    781,236     $    732,578

Cost of sales                                                                        720,591          658,054
                                                                                ------------     ------------

  Gross profit                                                                        60,645           74,524

Selling, general and administrative expenses                                          34,154           34,676

Restructuring charge reversal, net                                                    (5,607)              --
                                                                                ------------     ------------

  Operating income                                                                    32,098           39,848

Interest expense, net                                                                 31,470           16,769
                                                                                ------------     ------------

  Income before provision for income taxes                                               628           23,079

Provision for income taxes                                                               478            7,847
                                                                                ------------     ------------

  Income before equity in earnings of
    joint ventures, gain on sale of joint venture
    and minority interest                                                                150           15,232

Equity in earnings of joint ventures, net                                              3,447              644

Gain on sale of joint venture                                                          9,732               --

Minority interest, net                                                                (1,311)          (4,304)
                                                                                ------------     ------------

    Net income                                                                  $     12,018     $     11,572
                                                                                ============     ============

Basic earnings per common share                                                 $       0.21     $       0.21
                                                                                ============     ============
Weighted average basic shares outstanding                                             57,342           56,194
                                                                                ============     ============

Diluted earnings per common share                                               $       0.21     $       0.21
                                                                                ============     ============
Weighted average diluted shares outstanding                                           58,110           56,210
                                                                                ============     ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                -----------------------------
                                                                                    2004             2003
                                                                                ------------     ------------
OPERATING ACTIVITIES:
      Net income                                                                $     12,018     $     11,572
      Adjustments required to reconcile net income to net cash
        provided by (used in) operating activities -
         Non-cash restructuring charge reversal                                       (6,276)              --
         Depreciation                                                                 38,357           39,051
         Deferred income tax provision (benefit)                                      (4,104)           8,274
         Gain on sale of joint venture investment                                     (9,732)              --
         Equity in earnings of joint ventures, net                                    (3,447)            (644)
         Change in working capital and other operating items                         (89,700)         (57,030)
                                                                                ------------     ------------

        Net cash provided by (used in) operating activities                          (62,884)           1,223
                                                                                ------------     ------------

INVESTING ACTIVITIES:
      Capital expenditures, net                                                      (53,186)         (41,200)
      Divestitures and
other                                                          54,595                                   3,232
      Acquisitions                                                                   (21,299)              --
                                                                                ------------     ------------

         Net cash used in investing activities                                       (19,890)         (37,968)
                                                                                ------------     ------------

FINANCING ACTIVITIES:
      Proceeds from borrowings                                                        14,630          699,646
      Repayments of debt                                                             (14,409)        (658,131)
      Net proceeds from issuance of stock                                                 --              303
                                                                                ------------     ------------

         Net cash provided by financing activities                                       221           41,818
                                                                                ------------     ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                              (82,553)           5,073

CASH AND CASH EQUIVALENTS:
      Beginning of period                                                            160,899           13,699
                                                                                ------------     ------------

      End of period                                                             $     78,346     $     18,772
                                                                                ============     ============

Supplemental Cash Flow Information:
  Interest paid, net of amounts capitalized                                     $     29,118     $     22,626
  Income taxes paid (refunded)                                                  $       (863)    $         70

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by Tower Automotive, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes primarily normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Revenues and operating results for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year or any future period.

2. INVENTORIES

Inventories are valued at the lower of first-in-first-out ("FIFO") cost or market, and consisted of the following (in thousands):

                                  MARCH 31,      DECEMBER 31,
                                    2004             2003
                                ------------     ------------
Raw materials                   $     61,146     $     56,100
Work in process                       25,731           23,288
Finished goods                        40,212           50,616
                                ------------     ------------
                                $    127,089     $    130,004
                                ============     ============

3. STOCKHOLDERS' INVESTMENT

EARNINGS PER SHARE:

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share for the three months ended March 31, 2004 was determined based on the assumption that the stock options were exercised at the beginning of the period. Diluted earnings per share for the three months ended March 31, 2003 were determined based on the assumption that the Edgewood notes were converted at the beginning of the period. The Convertible Subordinated Notes and the Convertible Preferred Securities issued by Tower Automotive Capital Trust, totaling approximately 16.2 million shares, are not included in the computation of earnings per share for the three months ended March 31, 2004 and 2003 due to their anti-dilutive effect (in thousands, except for per share data):

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                          -----------------------------
                                                              2004             2003
                                                          ------------     ------------
Weighted average number of common shares outstanding            57,342           56,194
Dilutive effect of stock options                                   768                -
Dilutive effect of Edgewood notes, assuming conversion               -               16
                                                          ------------     ------------
Weighted average number of diluted shares outstanding           58,110           56,210
                                                          ============     ============

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

The Company has three stock option plans: the 1994 Key Employee Stock Option Plan, the Long Term Incentive Plan and the Independent Director Stock Option Plan and three stock purchase plans: the Employee Stock Purchase Plan, the Key Leadership Deferred Income Stock Purchase Plan and the Director Deferred Income Stock Purchase Plan. Had compensation cost for these plans been determined as required under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," the Company's pro forma net income and pro forma income per share would have been as follows (in thousands, except per share data):

                                                                                                     THREE MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                                   2004              2003
                                                                                               ------------      ------------
Net income
  As Reported                                                                                  $     12,018      $     11,572
  Add: Stock-based employee compensation expense included in reported net income, net
   of related tax effects                                                                               299               249
  Deduct: Total stock-based employee compensation expense determined under fair value
   based method for all awards, net of related tax effects                                             (595)           (1,218)
                                                                                               ------------      ------------
  Pro Forma                                                                                    $     11,722      $     10,603
                                                                                               ============      ============

Basic earnings per share
  As Reported                                                                                  $       0.21      $       0.21
  Pro Forma                                                                                            0.20              0.19
Diluted earnings per share
  As Reported                                                                                  $       0.21      $       0.21
  Pro Forma                                                                                            0.20              0.19

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: Risk free interest rates of 3.92% in the 2004 period and risk free interest rates of 2.91% and 4.17% in the 2003 period; expected life of seven years for the 2004 and 2003 periods; expected volatility of 58% in the 2004 and 2003 periods; and expected dividends of zero in both years.

4. LONG-TERM DEBT

   Long-term debt consists of the following (in thousands):

                                                                                                 MARCH 31,       DECEMBER 31,
                                                                                                   2004              2003
                                                                                               ------------      ------------
Senior Euro notes                                                                              $    184,635      $    188,640
Term credit facility                                                                                239,512           239,512
Industrial development revenue bonds                                                                 43,765            43,765
Senior notes (net of discount of $6,893 and $6,955, respectively)                                   251,107           251,005
Due to Tower Automotive Capital Trust                                                               258,750           258,750
Other foreign subsidiary indebtedness                                                               152,712           145,373
Other                                                                                                24,869            25,749
                                                                                               ------------      ------------
                                                                                                  1,155,350         1,152,794
Less-current maturities                                                                            (112,780)          (91,935)
                                                                                               ------------      ------------
          Total long-term debt                                                                 $  1,042,570      $  1,060,859
                                                                                               ============      ============

As of March 31, 2004, the Company's senior credit facility (the "Credit Agreement") consists of a $240 million Term credit facility and a $360 million revolving credit facility. The amount available to borrow under the revolver portion of the credit facility is restricted by $137.0 million of letters of credit and $200 million to provide flexibility for the Company to redeem its $200 million convertible subordinated notes (due August 1, 2004), in the event it elects to do so without refinancing the convertible notes in another manner. The Credit Agreement also includes a multi-currency borrowing feature that allows the Company to borrow up to $316 million in certain freely tradable offshore currencies, and letters of credit sublimits of $250 million. As of March 31, 2004, there were no revolver borrowings outstanding. Interest on the Credit Agreement is at the financial institutions' reference rate, LIBOR, or the Eurodollar rate plus a margin ranging from 100 to 325 basis points depending on the ratio of the consolidated funded debt for restricted subsidiaries of the Company to its total EBITDA. The weighted average interest rate for such borrowings was 9.94% for the three months ended March 31, 2004 (including the effect of the interest rate swap contract discussed below). The Credit Agreement has a final maturity of 2006.

The Credit Agreement requires the Company to meet certain financial tests, including but not limited to a minimum interest coverage and maximum leverage ratio. The Credit Agreement limits the Company's ability to pay dividends. As of March 31, 2004, the Company was in compliance with all debt covenants and anticipates achieving covenant compliance for the remainder of 2004.

During the third quarter of 2003, the Company elected to adopt the current provisions of FASB Interpretation Number (FIN) 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" as it relates to its mandatorily redeemable convertible trust preferred securities prior to the required effective date. Under FIN 46, the Tower Automotive Capital Trust, which was previously consolidated by the Company, is no longer consolidated. As a result, the Company no longer presents the mandatorily redeemable convertible trust preferred securities as mezzanine financing, but instead records a debt obligation for the proceeds which are owed to the Trust by the Company. Interest is recorded at 6 3/4 % on the amount owed by the Company to the Trust, which is equal to the amount that was previously presented as minority interest (net of tax) for the dividends on the preferred stock. Interest expense increased by $4.4 million in the three months ended March 31, 2004 related to this reclassification. Pursuant to the guidance in FIN 46, the Company has elected not to reclassify the presentation in prior periods. The $258.8 million trust convertible preferred securities held by the Trust were issued in June 1998 at a dividend rate of 6 3/4 % and are redeemable, in whole or in part, after June 30, 2001 but before June 30, 2018. The preferred securities are also convertible at the option of the holder into common stock of Tower at an equivalent conversion price of $30.713 per share. As of December 31, 2003, the Company consolidated the variable interest entity related to its Lansing, Michigan building and equipment leasing arrangement and, therefore, recorded property, plant and equipment of $25.7 million and related indebtedness of $25.7 million. At March 31, 2004, this indebtedness amounted to $24.8 million.

The Company utilizes a rate swap contract to manage its interest rate exposure on approximately $160 million of its floating rate indebtedness under its Credit Agreement. The contracts have the effect of converting the floating rate interest to a fixed rate of approximately 6.9%, plus any applicable margin required under the revolving credit facility. The interest rate swap contract was executed to balance the Company's fixed-rate and floating-rate debt portfolios and expires in September 2005.

The Company has designated the swap as a cash flow hedge. Accordingly, gains and losses are recorded in accumulated other comprehensive income (loss), net of income taxes. As of March 31, 2004, $ 7.5 million (net of tax) is recorded in accumulated other comprehensive loss related to the cash flow hedge. Derivative liabilities relating to the interest rate swap agreement totaling $12.8 million have been recorded in accrued liabilities in the condensed consolidated balance sheet as of March 31, 2004. The fair value of the interest rate swap agreement is based upon the difference between the contractual rates and the present value of the expected future cash flows on the hedged interest rate.

5. ACQUISITIONS

Effective February 27, 2004, the Company acquired the remaining 34% ownership interest in Seojin Industrial Company Limited ("Seojin") for consideration of approximately $21.3 million. Such consideration consisted of cash of $21.3 million offset by the repayment of $11.0 million of loans to Seojin's minority shareholder, resulting in a net cash outflow of $10.3 million. Seojin is a supplier of frames, modules and structural components to the Korean automotive industry with primary customers of Hyundai and Kia. The Company financed the acquisition through Korean debt facilities, which are not covered under the Company's Credit Agreement (Note 4). The acquisition was accounted for under the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at the Company's preliminary estimate of fair value as of the date of acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed, if any, will be recorded as goodwill. The purchase price and related allocation may be revised up to one year from the date of the acquisition. The Company can provide no assurances as to whether any revisions to the original purchase price allocation will be significant. Adjustments to the purchase price and related allocation may occur as a result of obtaining more information regarding property valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase. As the Company previously consolidated Seojin, its results of operations have been included in all periods presented and, as a result, no pro forma information is presented.

In conjunction with previous acquisitions, reserves have been established for certain costs associated with facility shutdown and consolidation activities, for general and payroll related costs primarily for planned employee termination activities, and for provisions for acquired loss contracts. A rollforward of these reserves is as follows (in millions):

                                                  FACILITY
                                               SHUTDOWN COSTS    LOSS CONTRACTS
                                               --------------    --------------
December 31, 2003                               $        2.0      $        2.9
   Utilization                                          (0.1)             (0.7)
                                                ------------      ------------
March 31, 2004                                  $        1.9      $        2.2
                                                ============      ============

As of March 31, 2004, all of the identified facilities have been shutdown, but the Company continues to incur costs related to maintenance, taxes and other costs related to the buildings. The Company's acquisition reserves have been utilized as originally intended and management believes that the liabilities recorded for shutdown and consolidation activities are adequate as of March 31, 2004.

6. ACCOUNTS RECEIVABLE SECURITIZATION

In June 2001, the Company entered into a financing agreement whereby its domestic operating units sold eligible customer receivables on an ongoing basis to a fully consolidated financing entity. In February 2004, the financing agreement was terminated. During the first quarter of 2004, no customer receivables were sold.

7. INVESTMENTS IN JOINT VENTURES

In March 2004, the Company sold its 30.76% ownership interest in Yorozu Corporation ("Yorozu") to Yorozu, through a share buy-back transaction on the Tokyo Stock Exchange. Yorozu is a supplier of suspension modules and structural parts to the Asian and North American automotive markets. The Company received proceeds of approximately $51.7 million through this sale. The consideration for the sale was based on the prevailing price of Yorozu, as traded on the Tokyo Stock Exchange. The Company recognized a gain on the sale of $9.7 million. The proceeds of this divestiture were utilized for tooling purchases and other capital expenditures.

On February 10, 2004, the Company announced that a decision had been finalized by DaimlerChrysler to move the current production of the frame assembly for the Dodge Ram light truck from the Company's Milwaukee, Wisconsin facility to the Company's 40% owned joint venture partner, Metalsa, located in Monterrey, Mexico. The current Dodge Ram frame program produced in the Milwaukee facility was expected to run through 2009. The production move to Mexico is planned for mid-2005. The Company is in the process of determining the expected net economic impact, if any, of DaimlerChrysler's decision to move the Dodge Ram frame line on its future consolidated results. The Company is also currently in negotiations with DaimlerChrysler regarding a settlement pertaining to costs associated with the move and/or replacement programs.

8. INCOME TAXES

The Company recognized income tax expense of approximately $0.5 million and $7.8 million, respectively, for the three months ended March 31, 2004 and 2003. The associated effective tax rates were 76.1% and 34.0%, respectively. The relatively high effective tax rate for the 2004 period was due to the high proportion of non-deductible items in relation to pre-tax income.

9. RETIREMENT PLANS

The following table provides the components of net periodic pension benefit cost and other post retirement benefit cost for the quarters ended March 31, (in thousands):

                                                 PENSION BENEFITS               OTHER BENEFITS
                                                2004           2003           2004           2003
                                             ----------     ----------     ----------     ----------
Service cost                                 $    2,140     $    1,629     $       94     $      167

Interest cost                                     3,626          3,487          1,935          2,078

Expected return on plan assets                   (3,045)        (2,438)             -              -

Amortization of transition assets                    (1)            (8)             -              -

Amortization of prior service cost                1,054            595              -              -

Amortization of net losses                          941          1,109          1,495            892
                                             ----------     ----------     ----------     ----------
Net periodic benefit cost                    $    4,715     $    4,374     $    3,524     $    3,137
                                             ==========     ==========     ==========     ==========

The reversal of the pension curtailment loss of $6.3 million associated with the Company's decision to not move the Ford Ranger frame assembly is not reflected in the table above but is reflected in the Company's statement of operations for the three months ended March 31, 2004 as a restructuring charge reversal. (See
Note 11 to the Condensed Consolidated Financial Statements).

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2003 that it expects its minimum pension funding requirements to be $38 million during 2004. During the three months ended March 31, 2004, the Company made contributions of $5.9 million to its pension plans. The Company presently anticipates contributing an additional $25.8 million to fund its pension plans in 2004 for a total of $31.7 million based upon the Company's most recent estimate.

The Company contributed $6.8 million and $6.2 million during the three months ended March 31, 2004 and 2003, respectively, to its defined contribution employee savings plans.

The Company presently anticipates that the Medicare Prescription Drug, Improvement and Modernization Act of 2003 will not have a material impact on net periodic benefit cost.

10. SEGMENT INFORMATION

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

Financial information by segment is as follows (in thousands):

                                            UNITED STATES/
                                                CANADA        INTERNATIONAL       TOTAL
                                            --------------    -------------    ------------
THREE MONTHS ENDED MARCH 31, 2004:
     Revenues                                $    533,881     $    247,355     $    781,236
     Operating income                              15,357           16,741           32,098
     Total assets                            $  1,886,526     $    980,789     $  2,867,315

THREE MONTHS ENDED MARCH 31, 2003:
     Revenues                                $    532,062     $    200,516     $    732,578
     Operating income                              21,839           18,009           39,848
     Total assets                            $  1,883,351     $    765,634     $  2,648,985

The change in the carrying amount of goodwill for the three months ended March 31, 2004, by operating segment, is as follows (in thousands):

                                            UNITED STATES/
                                                CANADA        INTERNATIONAL       TOTAL
                                            --------------    -------------    ------------
Balance at December 31, 2003                 $    336,468     $    162,195     $    498,663
Currency translation adjustment                      (131)          (3,323)          (3,454)
                                             ------------     ------------     ------------
Balance at March 31, 2004                    $    336,337     $    158,872     $    495,209
                                             ============     ============     ============

11. RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

MILWAUKEE RANGER AND NORTH AMERICA/CORPORATE OFFICE CONSOLIDATION ACTIVITIES (2003 PLAN):

In October 2003, the Company announced plans to consolidate its Novi, Michigan North America oversight and Grand Rapids, Michigan corporate office activities and close its Rochester Hills, Michigan prototype tooling and technical center facility. Qualifying exit costs (in accordance with SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities") relating to these activities were recognized by the Company in the fourth quarter of 2003 totaling $3.7 million, comprised of cash charges of $2.1 million and non-cash asset impairment charges of $1.6 million. These costs incurred to date as well as any additional costs expected to be incurred relating to these activities are within the United States/ Canada segment. The Company does not anticipate any significant additional expenses related to this restructuring activity.

On May 27, 2003, the Company announced that it would transfer the production of high-volume frame assemblies for the Ford Ranger from its Milwaukee, Wisconsin facility to its Bellevue, Ohio facility. During 2003, the Company recorded $25.0 million pre-tax restructuring and asset impairment charges relating to this event. These charges reflect estimated qualifying "exit costs" comprising cash charges of $6.1 million, pension and other post-retirement benefit plan curtailment costs of $6.3 million and non-cash asset impairment charges of $12.6 million, all within the United States/Canada segment. These charges did not cover certain aspects of the 2003 Plan, including movement of equipment and colleague relocation and training, which are recognized in future periods as incurred. On December 5, 2003, the Company announced that it had decided not to proceed with the relocation of the Ford Ranger line based on revised economic factors from the original May 2003 decision principally due to concessions received from the Milwaukee labor unions and a need for management to focus on its 2004 new product launch schedule. Because the Company's measurement date for pension and post-retirement benefits is September 30, the decision to continue Ranger frame production in Milwaukee made in December 2003 resulted in a reversal of the curtailment loss on a three-month lag in the first quarter of 2004. The remaining charges related to the original decision to move the Ranger frame production have been incurred.

During the three months ended March 31, 2004, the Company recognized restructuring charges pertaining to previously announced plans of $0.7 million.

The accrual for the 2003 Plan is included in accrued liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2004 and December 31, 2003. The table below summarizes the accrual for the 2003 Plan through March 31, 2004 (in millions):

                                   SEVERANCE AND
                                 OUTPLACEMENT COSTS
                                 ------------------
Balance at December 31, 2003     $              2.0
Cash usage                                     (0.4)
                                 ------------------
Balance at March 31, 2004        $              1.6
                                 ==================

12. COMPREHENSIVE INCOME

The following table presents comprehensive income (in thousands):

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                    ------------------------------
                                                                        2004              2003
                                                                    ------------      ------------
Net income                                                          $     12,018      $     11,572
Change in cumulative translation adjustment                               (7,678)            2,373
Unrealized gain on qualifying cash flow hedges, net of tax                   746               511
                                                                    ------------      ------------
Comprehensive income                                                $      5,086      $     14,456
                                                                    ============      ============

13. COMMITMENTS AND CONTINGENCIES

LITIGATION:

The Company is party to certain claims arising in the ordinary course of business. In the opinion of management, based upon the advice of legal counsel, the outcomes of such claims are impossible to ascertain or are not expected to be material to the Company's financial position, results of operations or cash flows.

14. CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:

The following consolidating financial information presents balance sheets, statements of operations and cash flow information related to the Company's business. Each Guarantor, as defined, is a direct or indirect wholly-owned subsidiary of the Company and has fully and unconditionally guaranteed the 9.25% senior unsecured Euro notes issued by R. J. Tower Corporation in 2000 and the 12% senior unsecured notes issued by R.J. Tower Corporation in 2003, on a joint and several basis. Tower Automotive, Inc. (the parent company) has also fully and unconditionally guaranteed the notes and is reflected as the Parent Guarantor in the consolidating financial information. The Non-Guarantor Restricted Companies are the Company's foreign subsidiaries except for Seojin Industrial Company Limited, which is reflected as the Non-Guarantor Unrestricted Company in the consolidating financial information. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material to investors.

TOWER AUTOMOTIVE INC.
CONSOLIDATING BALANCE SHEETS AT MARCH 31, 2004
(AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                                                          NON-GUARANTOR
                                                           R. J. TOWER       PARENT         GUARANTOR       RESTRICTED
                                                           CORPORATION      GUARANTOR       COMPANIES       COMPANIES
                                                          -------------   -------------   -------------   -------------
                ASSETS

Current assets:
        Cash and cash equivalents                         $      40,113   $           -   $         501   $      37,529
        Accounts receivable                                       2,871               -         181,197         172,817
        Inventories                                                   -               -          66,277          48,186
        Deferred income taxes, net                               14,249               -               -           1,578
        Prepaid tooling and other                                 4,182               -         109,714          36,745
                                                          -------------   -------------   -------------   -------------
             Total current assets                                61,415               -         357,689         296,855
                                                          -------------   -------------   -------------   -------------

Property, plant and equipment, net                                1,380               -         650,361         294,276
Investments in joint ventures                                   204,257               -               -               -
Investment in subsidiaries                                      514,907         420,329               -               -
Deferred income taxes, net                                       94,619          21,716          27,351           2,740
Goodwill                                                              -               -         326,310         168,899
Other assets, net                                                21,268           6,772          75,633          29,187
                                                          -------------   -------------   -------------   -------------
                                                          $     897,846   $     448,817   $   1,437,344   $     791,957
                                                          =============   =============   =============   =============

  LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities:
        Current maturities of long-term debt and
               capital lease obligations                  $      12,500   $           -   $       3,621   $      29,785
        Convertible subordinated notes                                -         199,984               -               -
        Accounts payable                                          2,327               -         384,920         149,642
        Accrued liabilities                                      50,307           1,667         123,357          60,454
                                                          -------------   -------------   -------------   -------------
             Total current liabilities                           65,134         201,651         511,898         239,881
                                                          -------------   -------------   -------------   -------------

Long-term debt, net of current maturities                       662,754         258,750          65,015          14,483
Obligations under capital leases, net of
        current maturities                                            -               -               -          37,380
Due to/(from) affiliates                                       (356,699)       (431,913)        605,216         186,449
Other noncurrent liabilities                                     89,646               -          89,600          33,602
                                                          -------------   -------------   -------------   -------------
             Total noncurrent liabilities                       395,701        (173,163)        759,831         271,914
                                                          -------------   -------------   -------------   -------------

Stockholders' investment                                        437,011         420,329         165,615         280,162
                                                          -------------   -------------   -------------   -------------
                                                          $     897,846   $     448,817   $   1,437,344   $     791,957
                                                          =============   =============   =============   =============

                                                          NON-GUARANTOR
                                                          UNRESTRICTED
                                                            COMPANIES     ELIMINATIONS    CONSOLIDATED
                                                          -------------   -------------   -------------
                ASSETS

Current assets:
        Cash and cash equivalents                         $         203   $           -   $      78,346
        Accounts receivable                                      17,204               -         374,089
        Inventories                                              12,626               -         127,089
        Deferred income taxes, net                                 (532)              -          15,295
        Prepaid tooling and other                                 9,469               -         160,110
                                                          -------------   -------------   -------------
             Total current assets                                38,970               -         754,929
                                                          -------------   -------------   -------------

Property, plant and equipment, net                              171,305               -       1,117,322
Investments in joint ventures                                         -               -         204,257
Investment in subsidiaries                                            -        (935,236)              -
Deferred income taxes, net                                       (1,914)              -         144,512
Goodwill                                                              -               -         495,209
Other assets, net                                                18,226               -         151,086
                                                          -------------   -------------   -------------
                                                          $     226,587   $    (935,236)  $   2,867,315
                                                          =============   =============   =============

  LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities:
        Current maturities of long-term debt and
               capital lease obligations                  $      74,689   $           -   $     120,595
        Convertible subordinated notes                                -               -         199,984
        Accounts payable                                         42,422               -         579,311
        Accrued liabilities                                       8,211               -         243,996
                                                          -------------   -------------   -------------
             Total current liabilities                          125,322               -       1,143,886
                                                          -------------   -------------   -------------

Long-term debt, net of current maturities                        41,568               -       1,042,570
Obligations under capital leases, net of
        current maturities                                        2,171               -          39,551
Due to/(from) affiliates                                         (3,053)              -               -
Other noncurrent liabilities                                      8,131               -         220,979
                                                          -------------   -------------   -------------
             Total noncurrent liabilities                        48,817               -       1,303,100
                                                          -------------   -------------   -------------

Stockholders' investment                                         52,448        (935,236)        420,329
                                                          -------------   -------------   -------------
                                                          $     226,587   $    (935,236)  $   2,867,315
                                                          =============   =============   =============

TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                                                          NON-GUARANTOR
                                                           R. J. TOWER       PARENT         GUARANTOR       RESTRICTED
                                                           CORPORATION      GUARANTOR       COMPANIES       COMPANIES
                                                          -------------   -------------   -------------   -------------
Revenues                                                  $           -   $           -   $     524,823   $     189,125

Cost of sales                                                    (2,739)              -         495,377         166,503
                                                          -------------   -------------   -------------   -------------

     Gross profit                                                 2,739               -          29,446          22,622

Selling, general and administrative expenses                     (8,415)              -          30,382           9,595

Restructuring charge reversal                                       217               -          (5,824)              -
                                                          -------------   -------------   -------------   -------------

     Operating income                                            10,937               -           4,888          13,027

Interest expense (income), net                                   21,250           7,191            (519)          1,581
                                                          -------------   -------------   -------------   -------------

     Income (loss) before provision for
     income taxes                                               (10,313)         (7,191)          5,407          11,446

Provision (benefit) for income taxes                             (3,242)         (2,445)          1,838           3,892
                                                          -------------   -------------   -------------   -------------

     Income (loss) before equity in
     earnings of joint ventures, gain on
     sale of joint venture and minority
     interest                                                    (7,071)         (4,746)          3,569           7,554

Equity earnings in joint ventures and
  subsidiaries, net                                              14,103          16,764               -               -

Gain on sale of joint venture investment, net                     9,732               -               -               -

Minority interest, net                                                -               -               -          (1,311)
                                                          -------------   -------------   -------------   -------------
     Net income (loss)                                    $      16,764   $      12,018   $       3,569   $       6,243
                                                          =============   =============   =============   =============

                                                          NON-GUARANTOR
                                                          UNRESTRICTED
                                                            COMPANIES     ELIMINATIONS    CONSOLIDATED
                                                          -------------   -------------   -------------
Revenues                                                  $      67,288   $           -   $     781,236

Cost of sales                                                    61,450               -         720,591
                                                          -------------   -------------   -------------

     Gross profit                                                 5,838               -          60,645

Selling, general and administrative expenses                      2,592               -          34,154

Restructuring charge reversal                                         -               -          (5,607)
                                                          -------------   -------------   -------------

     Operating income                                             3,246               -          32,098

Interest expense (income), net                                    1,967               -          31,470
                                                          -------------   -------------   -------------

     Income (loss) before provision for
     income taxes                                                 1,279               -             628

Provision (benefit) for income taxes                                435               -             478
                                                          -------------   -------------   -------------

     Income (loss) before equity in
     earnings of joint ventures, gain on sale
     of joint venture and minority interest                         844               -             150

Equity earnings in joint ventures and
  subsidiaries, net                                                   -         (27,420)          3,447

Gain on sale of joint venture investment, net                         -               -           9,732

Minority interest, net                                                -               -          (1,311)
                                                          -------------   -------------   -------------
     Net income (loss)                                    $         844   $     (27,420)  $      12,018
                                                          =============   =============   =============

TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2004 (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                                                          NON-GUARANTOR
                                                           R. J. TOWER       PARENT         GUARANTOR       RESTRICTED
                                                           CORPORATION      GUARANTOR       COMPANIES       COMPANIES
                                                          -------------   -------------   -------------   -------------
OPERATING ACTIVITIES:
Net income (loss)                                         $      16,764   $      12,018   $       3,569   $       6,243
Adjustments required to reconcile net income
   to net cash provided by (used in)
   operating activities
        Non-cash restructuring charge reversal                        -               -          (6,276)              -
        Depreciation                                                 65               -          23,917          10,185
        Deferred income tax provision
           (benefit)                                             (2,217)              -            (279)         (1,858)
        Gain on sale of joint venture
           investment                                            (9,732)              -               -               -
        Equity in earnings of joint ventures,
           net                                                   (3,447)              -               -               -
        Changes in working capital and
           other operating items                                 (5,338)         (2,499)       (105,026)          4,381
                                                          -------------   -------------   -------------   -------------
        Net cash provided by (used in)
           operating activities                                  (3,905)          9,519         (84,095)         18,951
                                                          -------------   -------------   -------------   -------------

INVESTING ACTIVITIES:
Capital expenditures, net                                          (608)              -         (32,875)        (16,031)
Divestitures and Other                                           44,626          (9,519)              -               -
Acquisitions                                                          -               -               -               -
                                                          -------------   -------------   -------------   -------------
        Net cash provided by (used in)
           investing activities                                  44,018          (9,519)        (32,875)        (16,031)
                                                          -------------   -------------   -------------   -------------

FINANCING ACTIVITIES:
Proceeds from borrowings                                              -               -               -           3,378

Repayment of debt                                                     -               -            (881)         (9,188)
                                                          -------------   -------------   -------------   -------------
        Net cash provided by (used for)
           financing activities                                       -               -            (881)         (5,810)
                                                          -------------   -------------   -------------   -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                          40,113               -        (117,851)         (2,890)
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                                -               -         118,352          40,419
                                                          -------------   -------------   -------------   -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $      40,113   $           -   $         501   $      37,529
                                                          =============   =============   =============   =============

                                                          NON-GUARANTOR
                                                          UNRESTRICTED
                                                            COMPANIES     ELIMINATIONS    CONSOLIDATED
                                                          -------------   -------------   -------------
OPERATING ACTIVITIES:
Net income (loss)                                         $         844   $     (27,420)  $      12,018
Adjustments required to reconcile net income
   to net cash provided by (used in)
   operating activities
        Non-cash restructuring charge reversal                        -               -          (6,276)
        Depreciation                                              4,190               -          38,357
        Deferred income tax provision
           (benefit)                                                250               -          (4,104)
        Gain on sale of joint venture
           investment                                                 -               -          (9,732)
        Equity in earnings of joint ventures,
           net                                                        -               -          (3,447)
        Changes in working capital and
           other operating items                                 10,850           7,932         (89,700)
                                                          -------------   -------------   -------------
        Net cash provided by (used in)
           operating activities                                  16,134         (19,488)        (62,884)
                                                          -------------   -------------   -------------

INVESTING ACTIVITIES:
Capital expenditures, net                                        (3,672)              -         (53,186)
Divestitures and Other                                                -          19,488          54,595
Acquisitions                                                    (21,299)              -         (21,299)
                                                          -------------   -------------   -------------
        Net cash provided by (used in)
           investing activities                                 (24,971)         19,488         (19,890)
                                                          -------------   -------------   -------------

FINANCING ACTIVITIES:
Proceeds from borrowings                                         11,252               -          14,630

Repayment of debt                                                (4,340)              -         (14,409)
                                                          -------------   -------------   -------------
        Net cash provided by (used for)
           financing activities                                   6,912               -             221
                                                          -------------   -------------   -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                          (1,925)              -         (82,553)
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                            2,128               -         160,899
                                                          -------------   -------------   -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $         203   $           -   $      78,346
                                                          =============   =============   =============

TOWER AUTOMOTIVE INC.
CONSOLIDATING BALANCE SHEETS AT DECEMBER 31, 2003
(AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                                                          NON-GUARANTOR
                                                           R. J. TOWER       PARENT         GUARANTOR       RESTRICTED
                                                           CORPORATION      GUARANTOR       COMPANIES       COMPANIES
                                                          -------------   -------------   -------------   -------------
                ASSETS

Current assets:
        Cash and cash equivalents                         $           -   $           -   $     118,352   $      40,419
        Accounts receivable                                           -               -         177,177         129,633
        Inventories                                                   -               -          73,760          44,876
        Deferred income taxes, net                                    -               -          14,250           5,866
        Prepaid tooling and other                                     -               -          39,849          41,445
                                                          -------------   -------------   -------------   -------------
           Total current assets                                       -               -         423,388         262,239
                                                          -------------   -------------   -------------   -------------

Property, plant and equipment, net                                    -               -         642,240         288,430
Investments in joint ventures                                   247,756               -               -             377
Investment in subsidiaries                                      411,267         413,510               -               -
Deferred income taxes, net                                            -          21,716         119,857          (3,406)
Goodwill                                                              -               -         326,309         172,354
Other assets, net                                                14,881           7,096          82,162          37,574
                                                          -------------   -------------   -------------   -------------
                                                          $     673,904   $     442,322   $   1,593,956   $     757,568
                                                          =============   =============   =============   =============

LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities:
        Current maturities of long-term
           debt and capital lease obligations             $           -   $           -   $       3,622   $      32,916
        Convertible subordinated notes                                -         199,984               -               -
        Accounts payable                                              -               -         399,319         114,333
        Accrued liabilities                                      11,124           4,166         161,788          64,044
                                                          -------------   -------------   -------------   -------------
           Total current liabilities                             11,124         204,150         564,729         211,293
                                                          -------------   -------------   -------------   -------------

Long-term debt, net of current maturities                       679,177         258,750          65,871          16,202
Obligations under capital leases, net of
        current maturities                                            -               -               -          40,054
Due to/(from) affiliates                                       (479,789)       (434,088)        758,417         147,123
Other noncurrent liabilities                                          -               -         180,827          34,431
                                                          -------------   -------------   -------------   -------------
           Total noncurrent liabilities                         199,388        (175,338)      1,005,115         237,810
                                                          -------------   -------------   -------------   -------------

Stockholders' investment                                        463,392         413,510          24,112         308,465
                                                          -------------   -------------   -------------   -------------
                                                          $     673,904   $     442,322   $   1,593,956   $     757,568
                                                          =============   =============   =============   =============

                                                          NON-GUARANTOR
                                                          UNRESTRICTED
                                                            COMPANIES     ELIMINATIONS    CONSOLIDATED
                                                          -------------   -------------   -------------
                ASSETS

Current assets:
        Cash and cash equivalents                         $       2,128   $           -   $     160,899
        Accounts receivable                                      18,789               -         325,599
        Inventories                                              11,368               -         130,004
        Deferred income taxes, net                                    -               -          20,116
        Prepaid tooling and other                                10,368               -          91,662
                                                          -------------   -------------   -------------
           Total current assets                                  42,653               -         728,280
                                                          -------------   -------------   -------------

Property, plant and equipment, net                              125,203               -       1,055,873
Investments in joint ventures                                         -               -         248,133
Investment in subsidiaries                                            -        (824,777)              -
Deferred income taxes, net                                        8,777               -         146,944
Goodwill                                                              -               -         498,663
Other assets, net                                                26,803               -         168,516
                                                          -------------   -------------   -------------
                                                          $     203,436   $    (824,777)  $   2,846,409
                                                          =============   =============   =============

LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities:
        Current maturities of long-term
           debt and capital lease obligations             $      63,059   $           -   $      99,597
        Convertible subordinated notes                                -               -         199,984
        Accounts payable                                         42,384               -         556,036
        Accrued liabilities                                       8,862               -         249,984
                                                          -------------   -------------   -------------
           Total current liabilities                            114,305               -       1,105,601
                                                          -------------   -------------   -------------

Long-term debt, net of current maturities                        40,859               -       1,060,859
Obligations under capital leases, net of
        current maturities                                        2,744               -          42,798
Due to/(from) affiliates                                          8,337               -               -
Other noncurrent liabilities                                      8,383               -         223,641
                                                          -------------   -------------   -------------
           Total noncurrent liabilities                          60,323               -       1,327,298
                                                          -------------   -------------   -------------

Stockholders' investment                                         28,808        (824,777)        413,510
                                                          -------------   -------------   -------------
                                                          $     203,436   $    (824,777)  $   2,846,409
                                                          =============   =============   =============

TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                                                          NON-GUARANTOR
                                                           R. J. TOWER       PARENT         GUARANTOR       RESTRICTED
                                                           CORPORATION      GUARANTOR       COMPANIES       COMPANIES
                                                          -------------   -------------   -------------   -------------
Revenues                                                  $           -   $           -   $     500,763   $     154,825

Cost of sales                                                         -               -         456,979         131,054
                                                          -------------   -------------   -------------   -------------

     Gross profit                                                     -               -          43,784          23,771

Selling, general and administrative expenses                          -               -          24,245           8,892
                                                          -------------   -------------   -------------   -------------

     Operating income                                                 -               -          19,539          14,879

Interest expense (income), net                                   12,026           6,866          (5,401)          1,421
                                                          -------------   -------------   -------------   -------------

     Income (loss) before provision for
     income taxes                                               (12,026)         (6,866)         24,940          13,458

Provision (benefit) for income taxes                             (4,089)         (2,334)          8,480           4,575
                                                          -------------   -------------   -------------   -------------

     Income (loss) before equity in
     earnings of joint ventures and
     minority interest                                           (7,937)         (4,532)         16,460           8,883

Equity earnings in joint ventures and
   subsidiaries, net                                             26,923          18,986               -               -

Minority interest, net                                                -          (2,882)              -          (1,422)
                                                          -------------   -------------   -------------   -------------

     Net income                                           $      18,986   $      11,572   $      16,460   $       7,461
                                                          =============   =============   =============   =============

                                                          NON-GUARANTOR
                                                          UNRESTRICTED
                                                            COMPANIES     ELIMINATIONS    CONSOLIDATED
                                                          -------------   -------------   -------------
Revenues                                                  $      76,990   $           -   $     732,578

Cost of sales                                                    70,021               -         658,054
                                                          -------------   -------------   -------------

     Gross profit                                                 6,969               -          74,524

Selling, general and administrative expenses                      1,539               -          34,676
                                                          -------------   -------------   -------------

     Operating income                                             5,430               -          39,848

Interest expense (income), net                                    1,857               -          16,769
                                                          -------------   -------------   -------------

     Income (loss) before provision for
     income taxes                                                 3,573               -          23,079

Provision (benefit) for income taxes                              1,215               -           7,847
                                                          -------------   -------------   -------------

     Income (loss) before equity in
     earnings of joint ventures and
     minority interest                                            2,358               -          15,232

Equity earnings in joint ventures and
   subsidiaries, net                                                  -         (45,265)            644

Minority interest, net                                                -               -          (4,304)
                                                          -------------   -------------   -------------

     Net income                                           $       2,358   $     (45,265)  $      11,572
                                                          =============   =============   =============

TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2003 (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                                                          NON-GUARANTOR
                                                           R. J. TOWER       PARENT         GUARANTOR       RESTRICTED
                                                           CORPORATION      GUARANTOR       COMPANIES       COMPANIES
                                                          -------------   -------------   -------------   -------------
OPERATING ACTIVITIES:
Net income (loss)                                         $      18,986   $      11,572   $      16,460   $       7,461
  Adjustments required to reconcile net income
     (loss) to net cash provided by (used in)
     operating activities
           Depreciation                                               -               -          28,173           6,771
           Deferred income tax provision
              (benefit)                                               -               -           7,328             897
           Equity in earnings of joint ventures,
              net                                                  (644)              -               -               -
           Changes in working capital and
              other operating items                               6,967          (3,984)        (93,169)         18,552
                                                          -------------   -------------   -------------   -------------
           Net cash provided by (used in)
              operating activities                               25,309           7,588         (41,208)         33,681
                                                          -------------   -------------   -------------   -------------

INVESTING ACTIVITIES:
  Capital expenditures, net                                           -               -         (34,409)         (4,491)
  Divestitures and other, net                                   (93,897)         (7,891)         76,329           2,398
                                                          -------------   -------------   -------------   -------------
           Net cash provided by (used in)
              investing activities                              (93,897)         (7,891)         41,920          (2,093)
                                                          -------------   -------------   -------------   -------------

FINANCING ACTIVITIES:
Proceeds from borrowings                                        690,726               -               6           2,599
Repayment of debt                                              (622,138)              -            (718)        (28,054)
Net proceeds from issuance of stock                                   -             303               -               -
                                                          -------------   -------------   -------------   -------------
           Net cash provided by (used for)
              financing activities                               68,588             303            (712)        (25,455)
                                                          -------------   -------------   -------------   -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                               -               -               -           6,133
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                                -               -               -           9,191
                                                          -------------   -------------   -------------   -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $           -   $           -   $           -   $      15,324
                                                          =============   =============   =============   =============

                                                          NON-GUARANTOR
                                                          UNRESTRICTED
                                                            COMPANIES     ELIMINATIONS    CONSOLIDATED
                                                          -------------   -------------   -------------
OPERATING ACTIVITIES:
Net income (loss)                                         $       2,358   $     (45,265)  $      11,572
  Adjustments required to reconcile net income
     (loss) to net cash provided by (used in)
     operating activities
           Depreciation                                           4,107               -          39,051
           Deferred income tax provision
              (benefit)                                              49               -           8,274
           Equity in earnings of joint ventures,
              net                                                     -               -            (644)
           Changes in working capital and
              other operating items                              (4,368)         18,972         (57,030)
                                                          -------------   -------------   -------------
           Net cash provided by (used in)
              operating activities                                2,146         (26,293)          1,223
                                                          -------------   -------------   -------------

INVESTING ACTIVITIES:
  Capital expenditures, net                                      (2,300)              -         (41,200)
  Divestitures and other, net                                         -          26,293           3,232
                                                          -------------   -------------   -------------
           Net cash provided by (used in)
              investing activities                               (2,300)         26,293         (37,968)
                                                          -------------   -------------   -------------

FINANCING ACTIVITIES:
Proceeds from borrowings                                          6,315               -         699,646
Repayment of debt                                                (7,221)              -        (658,131)
Net proceeds from issuance of stock                                   -               -             303
                                                          -------------   -------------   -------------
           Net cash provided by (used for)
              financing activities                                 (906)              -          41,818
                                                          -------------   -------------   -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                          (1,060)              -           5,073
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                            4,508               -          13,699
                                                          -------------   -------------   -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $       3,448   $           -   $      18,772
                                                          =============   =============   =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company produces a broad range of assemblies and modules for vehicle frames, upper body structures and suspension systems for the global automotive industry. Including wholly owned subsidiaries and investments in joint ventures, the Company has production and engineering facilities in the United States, Canada, Italy, Germany Belgium, Poland, France, Spain, Brazil, India, Slovakia, Korea, Japan, China and Mexico.

The Company's products are manufactured utilizing steel and various purchased assemblies, primarily manufactured utilizing steel. The price of steel has increased significantly during the first quarter of 2004 compared to recent historical periods due to a shortage of certain raw materials necessary to produce steel and increased global demand, primarily in China. The Company purchases a substantial portion of its steel from its customers through the customers' resale programs. For these purchases, the Company has not been impacted by increased steel prices. The remainder of the Company's steel purchasing requirements is met through contracts with steel producers and market purchases. The Company's purchase price under such steel contracts and market purchases have rapidly increased during the first quarter of 2004 as compared to historical periods. We expect the effect of the increase in steel prices will be more pronounced in the second and third quarters of this year as the steel utilized in the first quarter was principally purchased prior to the recent heights of steel prices. The Company's agreements with its customers generally do not permit the Company to increase selling prices for increases in prices of raw material inputs. The Company is pursuing several initiatives to mitigate the impact of such raw material price increases on its results of operations. Such initiatives include pursuing selling price increases from customers and reducing other operating costs, among other initiatives. The Company can provide no assurances that it will not be materially impacted in the future by such raw material price increases.

On February 10, 2004, the Company announced that a decision had been finalized by DaimlerChrysler to move the current production of the frame assembly for the Dodge Ram light truck from the Company's Milwaukee, Wisconsin facility to the Company's 40% owned joint venture partner, Metalsa located in Monterrey, Mexico. The current Dodge Ram frame program produced in the Milwaukee facility was expected to run through 2009. The production move to Mexico is planned for mid-2005. The Company is in the process of determining the expected net economic impact, if any, of DaimlerChrysler's decision to move the Dodge Ram frame line on its future consolidated results. The Company is also currently in negotiations with DaimlerChrysler regarding a settlement pertaining to costs associated with the move and/or replacement programs.

For a more detailed description of other factors that have had or may in the future have, a significant impact on the Company's business, please refer to "Forward Looking Statements", "Market Risks" and "Opportunities" contained in this Management's Discussion and Analysis for insight on opportunities, challenges and risks, such as those presented by known material trends and uncertainties, on which the Company's management is most focused for both the short term and long term, as well as the actions they are taking to address these opportunities, challenges and risks.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

REVENUES. Revenues for the first quarter of 2004 increased by $48.6 million, or 6.6%, to $781.2 million from $732.6 million during the first quarter of 2003. Increased volume and product mix increased revenue by $34.4 million and foreign exchange effects increased revenues by $19.5 million. These increases were partially offset by net selling price reductions of $5.3 million.

GROSS PROFIT AND GROSS MARGIN. Gross margin for the first quarter of 2004 was 7.8% compared to 10.2% for the first quarter of 2003. Gross profit declined by $13.9 million, or 18.6%, to $60.6 million during the 2004 period compared to $74.5 million during the 2003 period. The decrease in gross margin and gross profit were primarily attributable to increased costs associated with the Company's product launch activities during the 2004 quarter of $10.8 million, customer selling price reductions of $5.6 million and higher operating expenses of $8.5 million, which includes the effects of higher health care costs ($1.6 million), higher material costs, primarily steel ($0.7 million) and general economic conditions (i.e. general labor rate increases, higher energy costs, etc.) pertaining to the Company ($6.8 million). These declines were partially offset by operating efficiencies of $6.0 million, favorable foreign currency effects of $1.0 million and volume and product mix effects of $4.6 million.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses declined by $0.5 million, or 1.5%, to $34.2 million during the first quarter of 2004 from $34.7 million during the first quarter of 2003. Selling, general and administrative expenses represented 4.4% of revenues during the 2004 period compared to 4.7% during the 2003 period. The decline is attributable to lower expenses resulting from the Company's 2003 Restructuring Plan involving the Company's corporate consolidation activities.

OPERATING INCOME. Operating income declined by $7.8 million, or 19.4%, to $32.1 million during the first quarter of 2004 from $39.9 million during the first quarter of 2003. This decline was caused by the decrease in gross profit mentioned above. This decline was partially offset by net restructuring income of $5.6 million. Such net restructuring income consists of the reversal of the pension curtailment loss of $6.3 million associated with the Company's decision to not move the Ford Ranger frame assembly, as previously disclosed, offset by $0.7 million of cash restructuring costs associated with the Company's corporate and North American operations consolidation (See Note 11 to Condensed Consolidated Financial Statements).

INTEREST EXPENSE. Interest expense, net increased by $14.7 million, or 87.7%, to $31.5 million for the first quarter of 2004 from $16.8 million for the first quarter of 2003. The increase was attributable to: (i) increased interest of $7.9 million related to the senior notes issued in June 2003; (ii) $4.4 million related to the Trust Preferred Securities which was recorded as minority interest in the first quarter of 2003; and (iii) $2.4 million pertaining to increased borrowings and interest rates.

PROVISION FOR INCOME TAXES. The Company's effective income tax rate was 76.1% for the first quarter of 2004, compared to 34.0% for the first quarter of 2003. The relatively high effective tax rate for the 2004 period was due to the high proportion of non-deductible items in relation to pre-tax income.

EQUITY IN EARNINGS OF JOINT VENTURES, NET. Equity in earnings of joint ventures, net of tax increased by $2.8 million to $3.4 million during the three months ended March 31, 2004 from $0.6 million during the three months ended March 31, 2003. The increase primarily resulted form improved performance at Yorozu in 2004, prior to the date of sale of Yorozu (March 11, 2004), compared to 2003.

GAIN ON SALE OF JOINT VENTURE. The gain on sale of joint venture in the amount of $9.7 million for the first quarter of 2004 represents the Company's sale of its 30.76% ownership interest in Yorozu (See Note 7 to Condensed Consolidated Financial Statements).

MINORITY INTEREST, NET. Minority interest, net declined by $3.0 million during the first quarter of 2004 to $1.3 million from $4.3 million during the first quarter of 2003. The 2003 period included dividends, net of income tax benefits, on the Trust Preferred Securities in the amount of $2.9 million, which are now classified as interest expense (See Note 4 to Condensed Consolidated Financial Statements).

NET INCOME. Net income for the first quarter of 2004, amounted to $12.0 million, or $0.21 per basic and diluted share, compared to $11.6 million, or $0.21 per basic and diluted share, for the first quarter of 2003. Net income for 2004 reflected a restructuring charge reversal, net of tax of $3.7 million and a divestiture gain, net of tax of $9.7 million.

RESTRUCTURING AND ASSET IMPAIRMENT

In October 2003, the Company announced plans to consolidate its Novi, Michigan North America oversight and Grand Rapids, Michigan corporate office activities and close its Rochester Hills, Michigan prototype tooling and technical center facility. In the fourth quarter of 2003, charges relating to these activities were recognized by the Company totaling $3.7 million, comprised of cash charges of $2.1 million and non-cash asset impairment charges of $1.6 million. These costs incurred to date as well as any additional costs expected to be incurred relating to these activities are within the United States/ Canada segment. The Company does not anticipate any significant additional expenses related to this restructuring activity.

On May 27, 2003, the Company announced that it would transfer the production of high-volume frame assemblies for the Ford Ranger from its Milwaukee facility to its Bellevue, Ohio facility. During 2003, the Company recorded

$25.0 million pre-tax restructuring and asset impairment charges relating to this event. These charges reflect estimated qualifying "exit costs" comprising cash charges of $6.1 million, pension and other post-retirement benefit plan curtailment costs of $6.3 million and non-cash asset impairment charges of $12.6 million, all within the United States/Canada segment. These charges did not cover certain aspects of the 2003 Plan, including movement of equipment and colleague relocation and training, which are being recognized as incurred. On December 5, 2003, the Company announced that it had decided not to proceed with the relocation of the Ford Ranger line based on revised economic factors from the original May 2003 decision principally due to concessions received from the Milwaukee labor unions and a need for management to focus on its 2004 new product launch schedule. Because the Company's measurement date for pension and post-retirement benefits is September 30, the decision to continue Ranger frame production in Milwaukee made in December 2003 resulted in a reversal of the curtailment loss on a three-month lag in the first quarter of 2004, as discussed above.

The remaining charges related to the original decision to move the Ranger frame production have been incurred.

The Company anticipates cash restructuring costs of $1.0 to $2.0 million per quarter for the remainder of 2004 relating to previously announced plans.

The Company has historically executed various restructuring plans and may execute additional plans in the future to respond to customer sourcing decisions, to realign manufacturing capacity to prevailing global automotive production and to improve the utilization of remaining facilities.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2004, the Company's cash requirements were met through operations and commercial borrowings. At March 31, 2004, the Company had available liquidity in the amount of $101.3 million, which consisted of cash on hand of $78.3 million and $23.0 million available through its revolving credit facility.

Net cash utilized in operating activities amounted to $62.9 million during the first quarter of 2004 compared to net cash provided by operating activities of $1.2 million during the first quarter of 2003. The amount utilized during the 2004 period primarily resulted from higher accounts receivable and prepaid tooling. Accounts receivable and prepaid tooling increased $48.5 million and $67.2 million, respectively, from December 31, 2003. This impact was partially offset by an increase in accounts payable and other accruals aggregating $17.3 million. The increase in accounts receivable resulted from higher revenues during the 2004 quarter. The increase in prepaid tooling primarily resulted from the Company's significant launch activities. The increase in accounts payable and other accruals reflected the Company's higher business activity level.

Net cash utilized in investing activities amounted to $19.9 million during the first quarter of 2004 compared to net cash utilized of $38.0 million in the first quarter of 2003. The utilization for the 2004 period resulted from capital expenditures, net amounting to $53.2 million and the acquisition of the remaining 34% interest in Seojin from the Company's joint venture partner for $21.3 million. The impact of these items were partially offset by proceeds of $51.7 million from the sale of Yorozu. Capital expenditures for 2004 are expected to be approximately $240.0 million ($195 million net of anticipated lease proceeds).

Net cash provided by financing activities amounted to $0.2 million during the first quarter of 2004 compared to net cash provided of $41.8 million for the first quarter of 2003. The 2004 period reflected significantly lower borrowing activity in comparison to the 2003 period. During the first quarter of 2004, the Company had proceeds from borrowings amounting to $14.6 million compared to borrowings of $699.6 million during the corresponding period of 2003.

At March 31, 2004, the Company had negative working capital of $389.0 million, as a result of its continuing focus on minimizing the cash flow cycle.

The Company believes that funds generated by operations, together with cash on hand and available borrowing capacity should provide sufficient liquidity and capital resources to pursue its business strategy for the foreseeable future with respect to working capital, capital expenditures and other operating needs. The Company anticipates that it will meet its liquidity requirements through the prudent use of its cash resources, effective management of working capital and capital expenditures and also employing other potential financing and strategic alternatives, as required. Certain assumptions underlie this belief, including among others, that there will be no material adverse developments in the Company's business, the automotive market in general, or the Company's anticipated activities and costs associated with its new program launches scheduled for the next twelve months.

The Company is pursuing a refinancing plan with financial institutions that, if consummated, would improve the Company's financial flexibility by extending debt maturities and increasing available liquidity. As currently envisioned by the Company, the refinancing plan would include a new senior secured credit facility as well as a private offering of convertible senior debentures which, when taken together, would provide sufficient proceeds to repay the Company's existing credit facilities; refinance the Company's 5% Convertible Subordinated Notes due August 1, 2004; and build additional liquidity for the Company. The primary objectives of this refinancing are to reduce the Company's near term debt service requirements and to provide the financial flexibility appropriate for the Company's operations and upcoming product launch activities. The Company expects that the refinancing will be completed prior to the end of the second quarter of 2004. However, there are no assurances that the refinancing plan will be consummated.

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

At March 31, 2004, the Company had total debt and obligations under capital leases of $1,402.7 million. The debt is composed of fixed rate debt of $1,054.5 million and floating rate debt of $348.2 million. The pre-tax earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt would be approximately $3.5 million, holding other variables constant. A one percentage point increase in interest rates would not materially impact the fair value of the fixed rate debt.

A portion of the Company's revenues were derived from manufacturing operations in Europe, Asia and South America. The results of operations and financial position of the Company's foreign operations are principally measured in their respective currency and translated into U.S. dollars. The effects of foreign currency fluctuations in Europe, Asia and South America are somewhat mitigated by the fact that expenses are generally incurred in the same currency in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.

A portion of the Company's assets are based in its foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders' investment. Accordingly, the Company's consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

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

OPPORTUNITIES

The Company's recent growth in Europe and Asia along with foreign transplant operations in the U.S. has reduced its reliance on Ford and DaimlerChrysler, increased penetration into certain existing customers and added new customers such as Fiat, BMW, Volkswagen, Nissan and Hyundai/Kia. The Company expects this trend to continue as a result of its anticipated organic growth outside the U.S., from recent awards to supply foreign transplant operations in the U.S. and its efforts to diversify its customer base.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's Chief Executive Officer and the Company's Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rule 13a-14( c ) as of March 31, 2004 and have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in the periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and regulations.

CHANGES IN INTERNAL CONTROLS. No changes in the Company's internal controls over financial reporting occurred during the quarter ended March 31, 2004 that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

        Exhibit 31.1 - Rule 15d-14(a) certification of the Chief Executive Officer.

        Exhibit 31.2 - Rule 15d-14(a) certification of the Chief Financial Officer.

        Exhibit 32.1 - Section 1350 certification of the Chief Executive
Officer.

        Exhibit 32.2 - Section 1350 certification of the Chief Financial
Officer.

      (b) During the quarter for which this report is filed, the Company filed the following Form 8-K Current Reports with the Securities and Exchange Commission:

            1. The Company's Current Report on Form 8-K dated February 10, 2004, under Items 5 and 7 (Commission File No. 1-12733).

            2. The Company's Current Report on Form 8-K dated February 12, 2004, under Items 7 and 12 (Commission File No. 1-12733).

            3. The Company's Current Report on Form 8-K dated March 1, 2004, under Items 5 and 7 (Commission File No. 1-12733).

            4. The Company's Current Report on Form 8-K dated March 8, 2004, under Items 5 and 7 (Commission File No. 1-12733).

            5. The Company's Current Report on Form 8-K dated March 11, 2004, under Items 5 and 7 (Commission File No. 1-12733).

            6. The Company's Current Report on Form 8-K dated March 26, 2004, under Items 2 and 7 (Commission File No. 1-12733).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TOWER AUTOMOTIVE, INC.

Date: May 10, 2004               By /s/ James A. Mallak
                                    --------------------------------------------
                                    James A. Mallak
                                    Chief Financial Officer and Treasurer
                                    (principal accounting and financial officer)

                                  EXHIBIT INDEX

31.1    Rule 15d-14(a) Certification of Chief Executive Officer

31.2    Rule 15d-14(a) Certification of Chief Financial Officer

32.1    Section 1350 Certification of Chief Executive Officer

32.2    Section 1350 Certification of Chief Financial Officer