Form 10-Q
period 2004-06-30
TOWER AUTOMOTIVE INC
filed 2004-08-09
CIK 925548

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

The number of shares outstanding of the Registrant's common stock, par value $.01 per share, at August 2, 2004 was 58,162,819 shares.

                             TOWER AUTOMOTIVE, INC.
                                   FORM 10-Q

                               TABLE OF CONTENTS


PART I        FINANCIAL INFORMATION

         Item 1.    Financial Statements:

                    Condensed Consolidated Balance Sheets (unaudited) at June
                    30, 2004 and December 31, 2003                                                     1

                    Condensed Consolidated Statements of Operations (unaudited)
                    for the Three and Six Months Ended June 30, 2004 and 2003 (Restated)               2

                    Condensed Consolidated Statements of Cash Flows (unaudited)
                    for the Six Months Ended June 30, 2004 and 2003 (Restated)                         3

                    Notes to Condensed Consolidated Financial Statements                               4
                    (unaudited)

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                         23

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk
                     See "Market Risk" section of Part I, Item 2                                      31

         Item 4.    Controls and Procedures                                                           31


PART II       OTHER INFORMATION

         Item 2.    Changes in Securities and Use of Proceeds                                         32

         Item 4.    Submission of Matters to a Vote of Security Holders                               32

         Item 6.    Exhibits and Reports on Form 8-K                                                  32

Signatures                                                                                            33



                         PART I -- FINANCIAL INFORMATION

       ITEM 1 FINANCIAL STATEMENTS

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (AMOUNTS IN THOUSANDS -- UNAUDITED)


                                                                         June 30,         December 31,
                             Assets                                        2004               2003
------------------------------------------------------------------    --------------     --------------

Current assets:
       Cash and cash equivalents                                      $     192,885      $     160,899
       Accounts receivable                                                  373,393            325,599
       Inventories                                                          138,041            130,004
       Deferred income taxes, net                                            14,973             20,116
       Prepaid tooling and other                                            158,838             91,662
                                                                      -------------      --------------
            Total current assets                                            878,130            728,280
                                                                      -------------      --------------

Property, plant and equipment, net                                        1,151,900          1,055,873
Investments in joint ventures                                               207,779            248,133
Deferred income taxes                                                       149,672            146,944
Goodwill                                                                    493,495            498,663
Other assets, net                                                           162,540            168,516
                                                                      -------------      --------------
                                                                      $   3,043,516      $   2,846,409
                                                                      =============      ==============

            Liabilities and Stockholders' Investment
------------------------------------------------------------------
Current liabilities:
       Current maturities of long-term debt and capital lease
          Obligations                                                 $     105,602      $      99,597
       Convertible Senior Debentures                                         35,745                 --
       Convertible Subordinated Notes                                            --            199,984
       Accounts payable                                                     646,984            556,036
       Accrued liabilities                                                  267,953            249,984
                                                                      -------------      --------------
            Total current liabilities                                     1,056,284          1,105,601
                                                                      -------------      --------------

Long-term debt, net of current maturities                                 1,233,018          1,060,859
Convertible Senior Debentures                                                76,802                 --
Obligations under capital leases, net of current maturities                  36,924             42,798
Other noncurrent liabilities                                                220,910            223,641
                                                                      -------------      --------------
          Total noncurrent liabilities                                    1,567,654          1,327,298
                                                                      -------------      --------------

Stockholders' investment:
       Common stock                                                             663                661
       Additional paid-in capital                                           681,466            680,608
       Retained deficit                                                    (172,488)          (181,849)
       Deferred compensation plans                                           (8,488)            (9,609)
       Accumulated other comprehensive loss                                 (32,251)           (22,751)
       Treasury stock                                                       (49,324)           (53,550)
                                                                      -------------      --------------
            Total stockholders' investment                                  419,578            413,510
                                                                      -------------      --------------
                                                                      $   3,043,516      $   2,846,409
                                                                      =============      ==============






  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS -- UNAUDITED)


                                                 Three Months Ended June 30,      Six Months Ended June 30,
                                                ----------------------------    ---------------------------
                                                                   2003                            2003
                                                   2004         (Restated)         2004          (Restated)
                                                -----------     -----------     -----------     -----------
Revenues                                        $   783,213     $   743,179     $ 1,564,449     $ 1,475,757
Cost of sales                                       714,499         664,731       1,435,090       1,322,785
                                                -----------     -----------     -----------     -----------

  Gross profit                                       68,714          78,448         129,359         152,972
Selling, general and administrative
   expenses                                          35,141          39,135          69,295          73,811
Restructuring and asset impairment charge               304          15,378          (5,303)         15,378
                                                -----------     -----------     -----------     -----------

  Operating income                                   33,269          23,935          65,367          63,783

Interest expense, net                                37,878          18,083          69,348          34,852
Unrealized loss on derivative                         1,850              --           1,850              --
                                                -----------     -----------     -----------     -----------
  Income (loss) before provision for
    income taxes                                     (6,459)          5,852          (5,831)         28,931

Provision (benefit) for income taxes                 (2,196)          1,994          (1,718)          9,841
                                                -----------     -----------     -----------     -----------
  Income (loss) before equity in earnings of
    joint ventures and minority interest and
    gain in sale of joint venture                    (4,263)          3,858          (4,113)         19,090

Equity in earnings of joint ventures                  3,522           3,144           6,969           3,788
Minority interest                                    (1,916)         (4,356)         (3,227)         (8,660)
Gain on sale of joint venture                            --              --           9,732              --
                                                ===========     ===========     ===========     ===========
Net income (loss)                               $    (2,657)    $     2,646     $     9,361     $    14,218
                                                ===========     ===========     ===========     ===========

Basic earnings (loss) per common share:         $     (0.05)    $      0.05     $      0.16     $      0.25
                                                ===========     ===========     ===========     ===========

Weighted average basic shares outstanding            58,067          56,556          57,705          56,375
                                                ===========     ===========     ===========     ===========

Diluted earnings (loss) per common share:       $     (0.05)    $      0.05     $      0.16     $      0.25
                                                ===========     ===========     ===========     ===========

Weighted average diluted shares outstanding          58,067          57,054          58,500          56,632
                                                ===========     ===========     ===========     ===========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (AMOUNTS IN THOUSANDS -- UNAUDITED)




                                                                   SIX MONTHS ENDED JUNE 30,
                                                                  ---------------------------
                                                                      2004            2003
                                                                                   (RESTATED)
                                                                  -----------     -----------
OPERATING ACTIVITIES:
      Net income                                                  $     9,361     $    14,218

      Adjustments required to reconcile net income to net cash
        provided by operating activities -
         Restructuring and asset impairment charge                     (6,276)         15,368
         Customer recovery related to program cancellation                 --          15,600
         Depreciation                                                  76,353          79,106
         Deferred income tax benefit                                   (9,652)            811
         Deferred compensation plans                                      724              94
         Gain on sale of Joint venture investment                      (9,732)             --
         Equity in earnings of joint ventures, net                     (6,969)         (3,788)
         Change in working capital and other operating items          (23,360)         (8,333)
                                                                  -----------     -----------
        Net cash provided by operating activities                      30,449         113,076
                                                                  -----------     -----------

INVESTING ACTIVITIES:
      Capital expenditures, net                                      (131,027)        (98,726)
      Acquisitions, including joint venture interests, earnout
        payments and dividends                                        (21,299)            274
      Divestiture of joint venture investment                          51,700              --
      Other                                                                --           3,232
                                                                  -----------     -----------
         Net cash used in investing activities                       (100,626)        (95,220)
                                                                  -----------     -----------

FINANCING ACTIVITIES:
      Proceeds from borrowings                                        576,491       1,487,428
      Repayments of debt                                             (474,393)     (1,314,182)
      Net proceeds from issuance of stock                                  65             482
                                                                  -----------     -----------
          Net cash provided by financing activities                   102,163         173,728
                                                                  -----------     -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                31,986         191,584

CASH AND CASH EQUIVALENTS:
      Beginning of period                                             160,899          13,699
                                                                  -----------     -----------
      End of period                                               $   192,885     $   205,283
                                                                  ===========     ===========


Supplemental Cash Flow Information:
 Interest Paid, net of amounts capitalized                        $    63,790     $    33,363
 Income taxes paid (refunded)                                     $    (1,191)    $      (415)



   The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by Tower Automotive, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes primarily normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 (the "Annual Report").

Revenues and operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year or any future period.

2. RESTATEMENT

As previously disclosed in the Company's Annual Report, certain amounts in the Statements of Operations for the 2003 periods are different from the amounts originally reported as a result of a restatement of a $7.7 million curtailment loss for pension and other post-retirement benefits related to the Company's 2003 restructuring plan (subsequently reduced to $6.3 million based upon updated actuary information in the fourth quarter of 2003). Statement of Financial Accounting Standards ("SFAS") No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" requires curtailment losses to be recorded when probable and reasonably estimable. The Company determined that the curtailment loss related to the 2003 restructuring plan was probable and reasonably estimable in the second quarter of 2003. However, because the Company uses a September 30 measurement date for its pension and other post-retirement benefits, the curtailment loss, which was initially recorded in the second quarter of 2003, should have been recorded in the third quarter of 2003 (a three-month lag), as required by SFAS No. 88.


A summary of the impact of this restatement is as follows:




                                              FOR THE THREE MONTHS ENDED                     FOR THE SIX MONTHS ENDED
                                                    JUNE 30, 2003                                  JUNE 30, 2003
                                      ------------------------------------------     ----------------------------------------

                                        AS PREVIOUSLY REPORTED       AS RESTATED     AS PREVIOUSLY REPORTED       AS RESTATED
                                      ------------------------       -----------     ----------------------       -----------
Operating income                          $16,247                        $23,935                    $56,095           $63,783
Net income (loss)                          (2,423)                         2,646                      9,149            14,218
Basic earnings (loss) per share             (0.04)                          0.05                       0.16              0.25
Diluted earnings (loss) per share           (0.04)                          0.05                       0.16              0.25

This change did not impact the Company's results of operations for the year ended December 31, 2003.

3. REVENUE RECOGNITION

The Company recognizes revenue as its products are shipped to its customers at which time title passes. The Company participates in certain customers' steel repurchase programs. Under these programs, the Company purchases steel directly from a customer's designated steel supplier for use in manufacturing products for such customer. The Company takes delivery and title to such steel and bears risk of loss and obsolescence. The Company invoices its customers based upon annually negotiated selling prices, which include a component for steel under such repurchase programs. For sales where the Company participates in a customer's steel repurchase program, revenue is recognized on the entire amount of such sale, including the component for purchases under that customer's steel repurchase program.

The Company enters into agreements to produce products for its customers at the beginning of a given vehicle's life. Once such agreements are entered into by the Company, fulfillment of the customers' purchasing requirements is the obligation of the Company for the entire production life of the vehicle, which range from three to ten years, and the Company has no provisions to terminate such contracts. In certain instances, the Company may be committed under existing agreements to supply product to its customers at selling prices which are not sufficient to cover the variable cost to produce such product. In such situations, the Company records a liability for the estimated future amount of such losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and is recorded at the minimum amount necessary to fulfill the Company's obligations to its customers. Losses are discounted and are estimated based upon information available at the time of the estimate, including future production volume estimates, length of the program, selling price and production cost information. For certain design and development projects the Company recognizes revenues under the percentage of completion method. The amount of revenues recognized under such method is not significant for any period presented.

4. INVENTORIES

Inventories are valued at the lower of first-in-first-out ("FIFO") cost or market, and consisted of the following (in thousands):




                                   JUNE 30,     DECEMBER 31,
                                     2004          2003
                                   --------     ------------
Raw materials                       $68,801         $ 56,100
Work in process                      27,738           23,288
Finished goods                       41,502           50,616
                                   --------     ------------
                                   $138,041         $130,004
                                   ========     ============


5. STOCKHOLDERS' INVESTMENT

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share for the six months ended June 30, 2004 was determined based on the assumption that the stock options were exercised at the beginning of the period or at the time of issuance, if later. The effects of common stock equivalents have not been included in diluted loss per share for the three months ended June 30, 2004 as the effect would be anti-dilutive. Diluted earnings per share for the three and six months ended June 30, 2003 were determined based on the assumption that the Edgewood Notes were converted at the beginning of the period and that the stock options were exercised at the beginning of the period or at the time of issuance, if later. The shares into which the Convertible Subordinated Notes, which were extinguished in May 2004, and the Trust Preferred Securities, issued by the Tower Automotive Capital Trust, are convertible, totaling 16.2 million shares, were not included in the computation of earnings per share for the three and six months ended June 30, 2003, due to their anti-dilutive effect. The Company's 5.75% Convertible Senior Debentures, issued in May 2004, are presently not considered to be common stock equivalents because the shares into which the debentures are convertible are considered to be contingently issuable shares and all conditions necessary for conversion into shares of the Company's common stock have not been met.

Weighted average number of diluted shares outstanding was determined as follows (in thousands):




                                              FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                       JUNE 30,                     JUNE 30,
                                             -----------------------------  --------------------------
                                                  2004            2003           2004          2003
                                             ---------------  ------------  -------------    ---------
        Weighted average number of common
        shares outstanding                            58,067        56,556         57,705       56,375
        Dilutive effect of stock options                  --            --            142           --
        Dilutive effect of restricted
        stock                                             --           493            653          246
        Dilutive effect of Edgewood notes
        assuming conversion                               --             5             --           11
                                             ---------------  ------------     ----------    ---------
        Weighted average number of
        diluted shares outstanding                    58,067        57,054         58,500       56,632
                                             ===============  ============     ==========    =========


STOCK-BASED COMPENSATION

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

The Company has three stock option plans: the 1994 Key Employee Stock Option Plan, the Long Term Incentive Plan and the Independent Director Stock Option Plan and three stock purchase plans: the Colleague Stock Discount Plan, the Key Leadership Deferred Income Stock Purchase Plan and the Director Deferred Income Stock Purchase Plan. Had compensation cost for these plans been determined as required under SFAS No. 123, "Accounting for Stock-Based Compensation," amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," the Company's pro forma net income (loss) and pro forma income
(loss) per share would have been as follows (in thousands, except per share data):





                                                 FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                                          JUNE 30,                    JUNE 30,
                                               ----------------------------  ---------------------------
                                                    2004          2003          2004         2003
                                                  --------      --------      --------      -------
     Net income (loss):
          As reported:                            $ (2,657)     $  2,646       $ 9,361     $ 14,218
          Add: Stock-based compensation
          included in reported net income
          (loss), net of tax                           273           581           572          830
          Deduct:  Total fair value
          stock-based compensation expense
          for all awards, net of tax                  (541)       (1,193)       (1,136)      (2,411)
                                                  --------      --------      --------     --------
      Pro Forma                                   $ (2,925)     $  2,034      $  8,797     $ 12,637
                                                  ========      ========      ========     ========

                                       FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                JUNE 30,                     JUNE 30,
                                       --------------------------    ------------------------
                                        2004              2003       2004              2003
                                       -------          --------     -----           --------
Basic earnings (loss) per share
     As reported                       $(0.05)             $0.05     $0.16              $0.25
     Pro Forma                          (0.05)              0.04      0.15               0.22

Diluted earnings (loss) per share
      As reported                      $(0.05)             $0.05     $0.16              $0.25
      Pro Forma                         (0.05)              0.04      0.15               0.22



        The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: Risk free interest rates of 4.33% and 3.92% in the 2004 periods and a risk free interest rate of 2.91% in the 2003 periods; expected life of seven years for the 2004 and 2003 periods; expected volatility of 61.21% and 58% in the 2004 periods and 58% in the 2003 periods; and no expected dividends in both the 2004 and 2003 periods.

        6. DEBT

        LONG-TERM DEBT

        Long-term debt consists of the following (in thousands):




                                                          JUNE 30,       DECEMBER 31,
                                                            2004             2003
                                                         -----------     ------------
Revolving credit facility                                $    46,500     $         --
Convertible Debentures                                       112,547               --
Senior Euro notes                                            182,775          188,640
Term credit facilities                                       375,000          239,512
Industrial development revenue bonds                          43,765           43,765
Senior notes (net of discount of $6,788  and $6,955,
respectively)                                                251,212          251,005
Due to Tower Automotive Capital Trust                        258,750          258,750
Other foreign subsidiary indebtedness                        148,965          145,373
Other                                                         23,970           25,749
                                                         -----------     ------------
                                                           1,443,484        1,152,794
Less-current maturities                                     (133,664)         (91,935)
                                                         -----------     ------------
           Total long-term debt                          $ 1,309,820     $  1,060,859
                                                         ===========     ============



        On May 24 2004, the Company entered into a credit agreement (the "Credit Agreement") to replace its existing term credit facilities and issued $125 million of 5.75% Convertible Senior Debentures (the "Convertible Debentures"). The Company utilized the proceeds of the Credit Agreement and the Convertible Debentures to repay existing senior credit facilities in the amount of $239.5 million, call the $200 million 5.0% convertible subordinated notes due August 1, 2004, pay related fees and expenses and for general corporate purposes.

        The Credit Agreement

        The Credit Agreement provides for a revolving credit facility in the aggregate amount of $50.0 million, a first lien term loan of $375 million and a second lien letter of credit facility of $155 million.

        Revolving loans may be borrowed at any time subsequent to May 24, 2004 but prior to May 24, 2009, the revolving loan termination date. The revolving credit facility provides for the issuance of letters of credit under this revolving credit facility up to $25 million which constitute usage under the facility and will reduce availability of revolving loans dollar for dollar. Revolver letters of credit shall expire on the earlier of one year from the date of issuance, unless otherwise agreed to by the issuer, or one business day prior to May 24, 2009, the revolving loan termination date. At June 30, 2004, the Company had no amounts available for borrowing under this revolving credit facility. The first lien term loan requires quarterly payments of $937,500 beginning September 30, 2004 through September 30, 2008 and a payment of $179.5 million on November 24, 2008 and May 24, 2009.

        Borrowings under outstanding revolving loans and the first lien term loan bear interest at a variable rate based upon a base rate, LIBOR or a Euro rate plus an applicable margin of between 3.25% and 4.25%. The Company pays a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility. Beginning January 1, 2005, the applicable margin on outstanding borrowings and the commitment fee is subject to adjustment based on the Company's leverage ratio. The actual interest rate on amounts outstanding under revolving loans and the first lien term loan ranged from 5.43% to 5.82% during the period of May 24, 2004 through June 30, 2004. The revolving credit facility and the first lien term loan are secured by a first priority lien and security interest (subject to customary exceptions) in the present and future property and assets, real and personal, tangible and intangible of the Company and the proceeds and products of such property and assets. The Company must utilize the net proceeds of any equity issuances, asset dispositions, casualty losses or debt to make mandatory prepayments under the Credit Agreement.

        The second lien letter of credit facility is fully cash collateralized by third parties for purposes of replacing or backstopping letters of credit outstanding under the Company's previous credit agreement. The cash collateral was deposited by such third parties in a trust account and the Company has no right, title or interest in the trust account. The Company pays an annual fee on amounts deposited with the second lien letter of credit issuer equal to, at the election of the Company, the base rate plus a margin of 6.00% or LIBOR plus a margin of 7.00%, in each case, less the amount of interest earned on the amount deposited as cash collateral by the second lien participants. The second lien letters of credit expire on the earlier of one year from date of issuance, unless otherwise agreed to by the issuer, or on January 29, 2010, the stated maturity date of the second lien letter of credit facility. The total of issued and un-issued second lien letters of credit shall be reduced by $387,500 per quarter beginning December 31, 2004 through December 31, 2009, and by $146.9 million on January 29, 2010. At June 30, 2004, the Company had second lien letters of credit issued in the amount of $153.5 million. No draws were outstanding against the second lien letters of credit at June 30, 2004.

        The second lien letter of credit facility is secured by a second priority lien and security interest (subject to the same exceptions as the first lien collateral) in all first lien collateral, other than the principal manufacturing facilities located in the United States owned by the Company or any of its subsidiaries or shares of capital stock or indebtedness of certain subsidiaries.

        The Credit Agreement contains numerous covenants, which require the Company to meet certain financial maintenance tests including a minimum interest coverage and a total leverage ratio. In addition, the covenants limit: the creation of liens; the incurrence of indebtedness, guarantees and contingent obligations; mergers and consolidations, acquisitions, joint ventures and other investments; sales, transfers and other dispositions of assets; dividends and other distributions to stockholders; repurchasing shares of common stock; prepayment, redemption or repurchase of certain indebtedness and other matters customarily restricted in such agreements.

        Convertible Debentures

        On May 24, 2004, the Company issued the Convertible Debentures in the total amount of $125 million. The Convertible Debentures bear interest at a rate of 5.75% per annum paid semi-annually on May 15 and November 15 beginning November 15, 2004. The Convertible Debentures mature on May 15, 2024, unless earlier converted, redeemed or repurchased by the Company.

        The Convertible Debentures are general unsecured senior obligations of the Company and rank equally with any present and future senior debt of the Company. The Convertible Debentures rank senior to any subordinated debt of the Company and are effectively subordinated to any secured debt of the Company, to the extent of the amount of the assets securing such debt. The Convertible Debentures are structurally subordinated to present and future debt and other obligations of each subsidiary of the Company.

     Holders may convert the Convertible Debentures into shares of the Company's common stock at a conversion rate of 231.0002 shares per $1,000 principal amount of the Convertible Debentures (equal to a conversion price of approximately $4.33 per share) subject to adjustment upon certain events, under the following circumstances:

     - prior to May 15, 2019, in any quarter subsequent to the quarter ended June 30, 2004, if the last reported sale of the Company's common stock for at least 20 trading days during the 30 consecutive trading days ending on the first trading day of such quarter is greater than 125% of the conversion price per share on such trading day;

     - on or after May 15, 2019, at any time after the last reported sales price of our common stock on any one day on or after May 15, 2019 is greater than 125% of the then current conversion price;

     - during the 5 business days after any 10 consecutive trading days in which the average of the trading prices per $1,000 principal amount of the Convertible Debentures for each day during such ten trading-day period was less than 98% of the product of the average of the last reported sale price of the common stock for each day during such ten trading-day period and the then current conversion rate;

     - and if the Convertible Debentures are called for redemption, upon the occurrence of certain transactions and upon the occurrence of certain credit rating events.

     Upon conversion, the Company has the right to deliver, in lieu of shares of the Company's common stock, cash or a combination of cash and shares of common stock. The Company may not presently issue more than 19,705,187 shares of common stock upon the conversion or repurchase of the Convertible Debentures unless and until the Company has obtained stockholder approval for the issuance of the Convertible Debentures and the common stock issuable upon conversion or repurchase. In circumstances under which the Company would be required to issue in excess of 19,705,187 shares of common stock, the Company will be required to pay cash in respect of all or a portion of converted or repurchased Convertible Debentures in order to ensure that the shares issued on conversion or repurchase do not exceed 19,705,187 shares (the "Embedded Conversion Option"). The initial value associated with the Embedded Conversion Option was $12.6 million and is being marked to market through the Company's Statement of Operations, until such time as the required additional number of shares of common stock is approved for authorization by the Company's stockholders. The Company recognized expense of approximately $1.9 million for the three and six months ended June 30, 2004, related to the change in fair value of the Embedded Conversion Option which is included in Unrealized Loss on Derivative in the accompanying Consolidated Statements of Operations. The portion of the Convertible Debentures, which must currently be settled in cash, will be reflected as a current liability in the Consolidated Balance Sheet, until such time as shareholder approval to issue additional shares is received.

     The Convertible Debentures are not redeemable prior to May 20, 2011. The Company may redeem the Convertible Debentures on or after May 20, 2011, in whole or in part, at any time, for cash at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest.

     The holders of the Convertible Debentures may require the Company to repurchase all or a portion of the Convertible Debentures on May 15, 2011, May 15, 2014 and May 15, 2019 or if the Company experiences certain fundamental changes at a repurchase price of 100% of principal amount, plus accrued and unpaid interest. Subject to the limitation on the issuance of the Company's common stock, referred to above, the Company, may at its option, pay the repurchase price in cash, shares of common stock or a combination thereof, except that the Company shall pay accrued and unpaid interest, if any, in cash.

     TOWER AUTOMOTIVE CAPITAL TRUST

     During the third quarter of 2003, the Company elected to adopt the current provisions of FASB Interpretation Number (FIN) 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" as it relates to its mandatorily redeemable convertible trust preferred securities prior to the required effective date. Under FIN 46, the Tower Automotive Capital Trust (the "Trust"), which was previously consolidated by the Company, is no longer consolidated. As a result, the Company no longer presents the mandatorily redeemable convertible trust preferred securities as mezzanine financing, but instead records a debt obligation for the proceeds which are owed to the Trust by the Company. Interest is recorded at 6 3/4% on the amount owed by the Company to the Trust, which is equal to the amount that was previously presented as minority interest (net of tax) for the dividends on the preferred stock. Interest expense increased by $4.4 million and $8.8 million, respectively, in the three and six months ended June 30, 2004 related to this reclassification. Pursuant to the guidance in FIN 46, the Company has elected not to reclassify the presentation in prior periods. The $258.8 million trust convertible preferred securities held by the Trust were issued in June 1998 at a dividend rate of 6 3/4% and are redeemable, in whole or in part, after June 30, 2001 but before June 30, 2018. The preferred securities are also convertible at the option of the holder into common stock of Tower at an equivalent conversion price of $30.713 per share.

     VARIABLE INTEREST ENTITY

     As of December 31, 2003, the Company consolidated the variable interest entity related to its Lansing, Michigan building and equipment leasing arrangement and, therefore, recorded property, plant and equipment of $25.7 million and related indebtedness of $25.7 million. At June 30, 2004, this indebtedness amounted to $23.9 million.

     INTEREST RATE SWAP CONTRACT

     The Company utilizes an interest rate swap contract to manage its interest rate exposure on approximately $160 million of its floating rate indebtedness under its Credit Agreement. The contract has the effect of converting the floating rate interest to a fixed rate of approximately 6.88%, plus any applicable margin required under the revolving credit facility. The interest rate swap contract was executed to balance the Company's fixed-rate and floating-rate debt portfolios and expires in September 2005.

     The Company has designated the interest rate swap as a cash flow hedge. Accordingly, gains and losses are recorded in accumulated other comprehensive income (loss), net of income taxes. As of June 30, 2004, $4.9 million (net of tax) is recorded in accumulated other comprehensive loss related to the cash flow hedge. Derivative liabilities relating to the interest rate swap agreement totaling $8.9 million have been recorded in accrued liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2004. The fair value of the interest rate swap agreement is based upon the difference between the contractual rates and the present value of the expected future cash flows on the hedged interest rate.

     7.  ACQUISITIONS

     Effective February 27, 2004, the Company acquired the remaining 34% ownership interest in Seojin Industrial Company Limited ("Seojin") for consideration of approximately $21.3 million. Such consideration consisted of cash of $21.3 million offset by the repayment of $11.0 million of loans to Seojin's minority shareholder, resulting in a net cash outflow of $10.3 million. Seojin is a supplier of frames, modules and structural components to the Korean automotive industry with primary customers of Hyundai and Kia. The Company financed the acquisition through Korean debt facilities, which are not covered under the Company's Credit Agreement (Note 6). The acquisition was accounted for under the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at the Company's preliminary estimate of fair value as of the date of acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed, if any, will be recorded as goodwill. The purchase price and related allocation may be revised up to one year from the date of the acquisition. The Company can provide no assurances as to whether any revisions to the original purchase price allocation will be significant. Adjustments to the purchase price and related allocation may occur as a result of obtaining more information regarding property valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase. As the Company previously consolidated Seojin, Seojin's results of operations have been included in all periods presented and, as a result, no pro forma information is presented.

     In conjunction with previous acquisitions, reserves have been established for certain costs associated with facility shutdown and consolidation activities, for general and payroll related costs primarily for planned employee termination activities, and for provisions for acquired loss contracts. A rollforward of these reserves is as follows (in millions):

                                                          FACILITY
                                                       SHUTDOWN COSTS              LOSS CONTRACTS
                                                       --------------              --------------
                December 31, 2003                          $ 2.0                       $ 2.9
                  Utilization                              (0.3)                       (1.3)
                                                       --------------              --------------
                June 30, 2004                              $ 1.7                       $ 1.6
                                                       ==============              ==============

     As of June 30, 2004, all of the identified facilities have been shutdown, but the Company continues to incur costs related to maintenance, taxes and other costs related to the buildings. The Company's acquisition reserves have been utilized as originally intended and management believes that the liabilities recorded for shutdown and consolidation activities are adequate as of June 30, 2004.

     8.  ACCOUNTS RECEIVABLE SECURITIZATION

     In June 2001, the Company entered into a financing agreement whereby its domestic operating units sold eligible customer receivables on an ongoing basis to a fully consolidated financing entity. In February 2004, the financing agreement was terminated. During the first six months of 2004, no customer receivables were sold under this financing agreement.

     9.  INVESTMENTS IN JOINT VENTURES

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

     On February 10, 2004, the Company announced that a decision had been finalized by DaimlerChrysler to move the current production of the frame assembly for the Dodge Ram light truck from the Company's Milwaukee, Wisconsin facility to the Company's 40% owned joint venture partner, Metalsa, located in Monterrey, Mexico. The current Dodge Ram frame program produced in the Milwaukee facility was expected to run through 2009. The production move to Mexico is planned for mid-2005. The Company is in the process of determining the expected net economic impact, if any, of DaimlerChrysler's decision to move the Dodge Ram frame line on its future consolidated results. The Company is also currently in negotiations with DaimlerChrysler regarding a settlement pertaining to costs associated with the move and/or replacement programs. The Company recognized revenue associated with the Dodge Ram frame program of $59.0 million and $56.4 million for the three months ended June 30, 2004 and 2003, respectively, and $119.2 million and $111.1 million for the six months ended June 30, 2004 and 2003, respectively.

     10. RETIREMENT PLANS

     The following table provides the components of net periodic pension benefit cost and other post-retirement benefit cost for the three months ended June 30, (in thousands):


                                                                PENSION BENEFITS         OTHER BENEFITS
                                                                2004        2003        2004        2003
                                                               -------     -------     -------     -------
                         Service cost                          $ 2,140     $ 1,629     $    94     $   167

                         Interest cost                           3,626       3,487       1,935       2,078

                         Expected return on plan assets        (3,045)     (2,438)          --          --

                         Amortization of transition assets         (1)         (8)          --          --

                         Amortization of prior service cost      1,054         595          --          --

                         Amortization of net losses                941       1,109       1,495         892
                                                               -------     -------     -------     -------
                         Net periodic benefit cost             $ 4,715     $ 4,374     $ 3,524     $ 3,137
                                                               =======     =======     =======     =======

     The following table provides the components of net periodic pension benefit cost and other post retirement benefit cost for the six months ended June 30, (in thousands):

                                                                 PENSION BENEFITS         OTHER BENEFITS
                                                                 2004        2003        2004       2003
                                                                -------     -------     -------    -------
                          Service cost                          $ 4,280     $ 3,259     $   189    $   334

                          Interest cost                           7,252       6,975       3,869      4,156

                          Expected return on plan assets        (6,089)     (4,876)          --         --

                          Amortization of transition assets         (2)        (16)          --         --

                          Amortization of prior service cost      2,108       1,190          --         --

                          Amortization of net losses              1,882       2,218       2,990      1,784

                                                                -------     -------     -------    -------
                          Net periodic benefit cost             $ 9,431     $ 8,750     $ 7,048    $ 6,274
                                                                =======     =======     =======    =======

     The reversal of the pension curtailment loss of $6.3 million, recognized in the first quarter of 2004, associated with the Company's decision to not move the Ford Ranger frame assembly is not reflected in the table above but is reflected in the Company's Statement of Operations for the six months ended June 30, 2004 as a restructuring charge reversal. (See Notes 2 and 12 to the Condensed Consolidated Financial Statements).

     The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2003 that it expects its minimum pension funding requirements to be $38 million during 2004. During the three and six months ended June 30, 2004, the Company made contributions of $8.0 million and $14.0 million, respectively, to its pension plans. The Company presently anticipates contributing an additional $17.8 million to fund its pension plans in 2004 for a total of $31.8 million based upon the Company's most recent estimate.

     The Company contributed $1.4 million and $4.1 million, respectively, during the three and six months ended June 30, 2004 to its defined contribution employee savings plans.

     The Company presently anticipates that the Medicare Prescription Drug, Improvement and Modernization Act of 2003 will not have a material impact on net periodic benefit cost.

     11. SEGMENT INFORMATION

     The Company produces a broad range of assemblies and modules for vehicle body structures and suspension systems for the global automotive industry. These operations have similar characteristics including the nature of products, production processes and customers, and produce lower vehicle structures, body structures (including Class A surfaces), suspension components, and suspension and powertrain modules for the automotive industry. Management reviews the operating results of the Company and makes decisions based upon two operating segments: North America and International.

     Financial information by segment is as follows (in thousands):

                                                                  NORTH
                                                                 AMERICA           INTERNATIONAL            TOTAL
                                                               -----------         -------------         ----------
       THREE MONTHS ENDED JUNE 30, 2004:
            Revenues                                           $   517,468          $   265,745         $   783,213
            Operating income                                        13,553               19,716              33,269
            Total assets                                         2,034,475            1,009,041           3,043,516
       THREE MONTHS ENDED JUNE 30, 2003:
            Revenues                                               531,502              211,677             743,179
            Operating income                                         3,153               20,782              23,935
            Restructuring and asset impairment charge               15,378                   --              15,378
            Total assets                                         2,099,964              838,442           2,938,406
       SIX MONTHS ENDED JUNE 30, 2004:
            Revenues                                             1,051,350              513,099           1,564,449
            Operating income                                        28,910               36,457              65,367
            Total assets                                         2,034,475            1,009,041           3,043,516
       SIX MONTHS ENDED JUNE 30, 2003:
            Revenues                                             1,063,564              412,193           1,475,757
            Operating income                                        24,992               38,791              63,783
            Restructuring and asset impairment charge               15,378                   --              15,378
            Total assets                                         2,099,964              838,442           2,938,406

     The change in the carrying amount of goodwill for the six months ended June 30, 2004, by operating segment, is as follows (in thousands):

                                                          NORTH
                                                         AMERICA    INTERNATIONAL     TOTAL
                                                        ---------   -------------   ---------
                Balance at December 31, 2003            $ 336,468     $ 162,195     $ 498,663
                Currency translation adjustment              (302)       (4,866)       (5,168)
                                                        ---------     ---------     ---------
                Balance at June 30, 2004                $ 336,166     $ 157,329     $ 493,495
                                                        =========     =========     =========

     12. RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

     MILWAUKEE RANGER AND NORTH AMERICA/CORPORATE OFFICE CONSOLIDATION ACTIVITIES (2003 PLAN):

     In October 2003, the Company announced plans to consolidate its Novi, Michigan North America oversight and Grand Rapids, Michigan corporate office activities and close its Rochester Hills, Michigan prototype tooling and technical center facility. Qualifying exit costs (in accordance with SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities") relating to these activities were recognized by the Company in the fourth quarter of 2003 totaling $3.7 million, comprised of cash charges of $2.1 million and non-cash asset impairment charges of $1.6 million. These costs are contained within the North America segment. The Company does not anticipate any significant additional expenses relating to this restructuring activity.

     On May 27, 2003, the Company announced that it would transfer the production of high-volume frame assemblies for the Ford Ranger from its Milwaukee, Wisconsin facility to its Bellevue, Ohio facility. During 2003, the Company recorded $25.0 million pre-tax restructuring and asset impairment charges relating to this event. These charges reflect estimated qualifying "exit costs" comprising cash charges of $6.1 million, pension and other post-retirement benefit plan curtailment costs of $6.3 million and non-cash asset impairment charges of $12.6 million, all within the North America segment. These charges did not cover certain aspects of the 2003 Plan, including movement of equipment and colleague relocation and training, which are recognized in future periods as incurred. On December 5, 2003, the Company announced that it had decided not to proceed with the relocation of the Ford Ranger line based on revised economic factors from the original May 2003 decision principally due to concessions received from the Milwaukee labor unions and a need for management to focus on its 2004 new product launch schedule. Because the Company's measurement date for pension and post-retirement benefits is September 30 and the decision to continue Ranger frame production in Milwaukee was made in December 2003, the curtailment loss was reversed in the first quarter of 2004 (see Note 2). The cash charges of $6.1 million were incurred prior to the reversal of the original decision to move the Ford Ranger frame production. SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" prohibits the restoration of the non-cash asset impairment charges of $12.6 million.

     During the three and six months ended June 30, 2004, the Company recognized restructuring charges pertaining to the 2003 Plan of $0.3 million and $1.0 million, respectively.

     The accrual for the 2003 Plan is included in accrued liabilities in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003. The table below summarizes the accrual for the 2003 Plan through June 30, 2004 (in millions):

                                                       SEVERANCE AND
                                                    OUTPLACEMENT COSTS
                                                    ------------------
           Balance at December 31, 2003                  $   2.0
           Cash usage                                      (1.2)
                                                    ------------------
           Balance at June 30, 2004                         $0.8
                                                    ==================

     13. COMPREHENSIVE INCOME (LOSS)

     The following table presents comprehensive income (loss), net of tax (in thousands):

                                                           FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                                                     JUNE 30,                   JUNE 30,
                                                           --------------------------   ------------------------
                                                               2004         2003           2004          2003
                                                                         (Restated)                   (Restated)
                                                             ---------   ----------      ---------    ----------
                       Net income (loss)                     $ (2,657)    $  2,646       $   9,361     $ 14,218
                       Change in cumulative translation
                       adjustment                              (5,167)       7,772        (12,845)       10,145
                       Unrealized gain (loss) on
                       qualifying cash flow hedges, net of
                       tax                                       2,599         301           3,345          812
                                                             ---------   ----------      ---------    ----------
                       Comprehensive income (loss)           $ (5,225)    $ 10,719       $   (139)     $ 25,175
                                                             =========   ==========      =========    ==========


     14. COMMITMENTS AND CONTINGENCIES

     LITIGATION:

     The Company is subject to various legal actions and claims incidental to its business. Litigation is subject to many uncertainties and the outcome of individual litigated matters is not predictable with assurance. After discussions with counsel, it is the opinion of management that the outcome of such matters will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

     15. CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:

     The following consolidating financial information presents balance sheets, statements of operations and cash flow information related to the Company's business. Each Guarantor, as defined, is a direct or indirect 100% owned subsidiary of the Company and has fully and unconditionally guaranteed the 9.25% senior unsecured Euro notes issued by R. J. Tower Corporation in 2000 and the 12% senior unsecured notes issued by R.J. Tower Corporation in 2003, on a joint and several basis. Tower Automotive, Inc. (the parent company) has also fully and unconditionally guaranteed the notes and is reflected as the Parent Guarantor in the consolidating financial information. The Non-Guarantor Restricted Companies are the Company's foreign subsidiaries except for Seojin Industrial Company Limited, which is reflected as the Non-Guarantor Unrestricted Company in the consolidating financial information. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material to investors.

TOWER AUTOMOTIVE INC.
CONSOLIDATING BALANCE SHEETS AT JUNE 30, 2004
(AMOUNTS IN THOUSANDS -- UNAUDITED)

                                                                              NON-GUARANTOR  NON-GUARANTOR
                                        R. J. TOWER    PARENT      GUARANTOR   RESTRICTED    UNRESTRICTED
                                        CORPORATION   GUARANTOR    COMPANIES    COMPANIES      COMPANIES   ELIMINATIONS CONSOLIDATED
                                        -----------  -----------  ----------- -------------  ------------- ------------ ------------
                ASSETS
---------------------------------------

Current assets:
    Cash and cash equivalents           $   115,198  $        --   $       219  $    77,178  $       290   $        --   $   192,885
    Accounts receivable                      15,644           --       179,427      163,490       14,832            --       373,393
    Inventories                                  --           --        76,685       47,806       13,550            --       138,041
    Deferred income taxes, net               14,249           --            --        1,251         (527)           --        14,973
    Prepaid tooling and other                 4,583           --       100,869       44,740        8,646            --       158,838
                                        -----------  -----------   -----------  -----------  -----------   -----------   -----------
     Total current assets                   149,674           --       357,200      334,465       36,791            --       878,130
                                        -----------  -----------   -----------  -----------  -----------   -----------   -----------

Property, plant and equipment, net            1,838           --       689,691      290,663      169,708            --     1,151,900
Investments in joint ventures               207,779           --            --           --           --            --       207,779
Investment in subsidiaries                  528,081      419,578            --           --           --      (947,659)           --
Deferred income taxes, net                   99,547       21,716        27,315        3,262       (2,168)           --       149,672
Goodwill                                         --           --       326,310      167,185           --            --       493,495
Other assets, net                            33,528       10,718        72,178       28,204       17,912            --       162,540
                                        -----------  -----------   -----------  -----------  -----------   -----------   -----------
                                        $ 1,020,447  $   452,012   $ 1,472,694  $   823,779  $   222,243   $  (947,659)  $ 3,043,516
                                        ===========  ===========   ===========  ===========  ===========   ===========   ===========

 LIABILITIES AND STOCKHOLDERS' INVESTMENT
-----------------------------------------

Current liabilities:
    Current maturities of long-term
     debt and capital lease obligations $     3,752  $        --   $     3,619  $    27,153  $    71,078   $        --   $   105,602
    Convertible senior debentures                --       35,745            --           --           --            --        35,745
    Accounts payable                          5,907           --       443,403      158,993       38,681            --       646,984
    Accrued liabilities                      52,341       15,520       121,728       70,625        7,739            --       267,953
                                        -----------  -----------   -----------  -----------  -----------   -----------   -----------
     Total current liabilities               62,000       51,265       568,750      256,771      117,498            --     1,056,284
                                        -----------  -----------   -----------  -----------  -----------   -----------   -----------

    Long-term debt, net of current
     maturities                             851,736      258,750        64,116       13,149       45,267            --     1,233,018
    Convertible senior debentures                --       76,802            --           --           --            --        76,802
    Obligations under capital leases,
     net of current maturities                   --           --            --       35,383        1,541            --        36,924
Due to/(from) affiliates                   (349,902)    (354,383)      511,906      195,077       (2,698)           --            --
Other noncurrent liabilities                 19,693           --       154,658       38,325        8,234            --       220,910
                                        -----------  -----------   -----------  -----------  -----------   -----------   -----------
     Total noncurrent liabilities           521,527      (18,831)      730,680      281,934       52,344            --     1,567,654
                                        -----------  -----------   -----------  -----------  -----------   -----------   -----------

Stockholders' investment                    436,920      419,578       173,264      285,074       52,401      (947,659)      419,578
                                        -----------  -----------   -----------  -----------  -----------   -----------   -----------
                                        $ 1,020,447  $   452,012   $ 1,472,694  $   823,779  $   222,243   $  (947,659)  $ 3,043,516
                                        ===========  ===========   ===========  ===========  ===========   ===========   ===========

TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                              NON-GUARANTOR  NON-GUARANTOR
                                         R. J. TOWER    PARENT      GUARANTOR   RESTRICTED   UNRESTRICTED
                                         CORPORATION   GUARANTOR    COMPANIES    COMPANIES     COMPANIES   ELIMINATIONS CONSOLIDATED
                                         -----------   ---------    ---------  ------------  ------------- ------------ ------------
Revenues                                  $      --    $      --    $ 507,904    $ 204,873     $  70,436    $      --     $ 783,213

Cost of sales                                (1,509)          --      472,061      178,262        65,685           --       714,499
                                          ---------    ---------    ---------    ---------     ---------    ---------     ---------

    Gross profit                              1,509           --       35,843       26,611         4,751           --        68,714

Selling, general and administrative
  expenses                                   (7,345)          --       30,417        9,679         2,390           --        35,141

Restructuring and asset impairment
  charge                                        227           --           77           --            --           --           304
                                          ---------    ---------    ---------    ---------     ---------    ---------     ---------

    Operating income (loss)                   8,627           --        5,349       16,932         2,361           --        33,269

Interest expense, net                        26,639        9,461       (1,387)       1,317         1,848           --        37,878

Unrealized loss on derivative                    --        1,850           --           --            --           --         1,850
                                          ---------    ---------    ---------    ---------     ---------    ---------     ---------

    Income (loss) before provision for
    income taxes, equity in earnings of
    joint ventures and minority interest    (18,012)     (11,311)       6,736       15,615           513           --        (6,459)

Provision (benefit) for income taxes         (6,124)      (3,846)       2,292        5,308           174           --        (2,196)
                                          ---------    ---------    ---------    ---------     ---------    ---------     ---------

    Income (loss) before equity in
    earnings of joint ventures and
    minority interest                       (11,888)      (7,465)       4,444       10,307           339          --        (4,263)

Equity earnings in joint ventures and
    subsidiaries, net                        16,696        4,808           --           --            --      (17,982)        3,522

Minority interest, net                           --           --           --       (1,916)           --           --        (1,916)
                                          ---------    ---------    ---------    ---------     ---------    ---------     ---------

         Net income (loss)                $   4,808    $  (2,657)   $   4,444    $   8,391     $     339    $ (17,982)    $  (2,657)
                                          =========    =========    =========    =========     =========    =========     =========

TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                               NON-GUARANTOR NON-GUARANTOR
                                          R. J. TOWER    PARENT    GUARANTOR    RESTRICTED    UNRESTRICTED
                                          CORPORATION  GUARANTOR   COMPANIES     COMPANIES     COMPANIES   ELIMINATIONS CONSOLIDATED
                                          -----------  ---------  -----------   -----------   ------------ ------------ ------------
Revenues                                  $        --  $      --  $ 1,032,727   $   393,998   $   137,724  $        --  $ 1,564,449

Cost of sales                                  (4,248)        --      967,438       344,765       127,135           --    1,435,090
                                          -----------  ---------  -----------   -----------   -----------  -----------  -----------

    Gross profit                                4,248         --       65,289        49,233        10,589           --      129,359

Selling, general and administrative
  expenses                                    (15,760)        --       60,799        19,274         4,982           --       69,295

Restructuring and asset impairment
  charge                                          444         --       (5,747)           --            --           --       (5,303)
                                          -----------  ---------  -----------   -----------   -----------  -----------  -----------

    Operating income                           19,564         --       10,237        29,959         5,607           --       65,367

Interest expense, net                          47,889     16,652       (1,906)        2,898         3,815           --       69,348

Unrealized loss on derivative                      --      1,850           --            --            --           --        1,850
                                          -----------  ---------  -----------   -----------   -----------  -----------  -----------

    Income (loss) before provision for
    income taxes, equity in earnings of
    joint ventures and minority interest      (28,325)   (18,502)      12,143        27,061         1,792           --       (5,831)


Provision (benefit) for income taxes           (9,366)    (6,291)       4,130         9,200           609           --       (1,718)
                                          -----------  ---------  -----------   -----------   -----------  -----------  -----------

    Income (loss) before equity in
    earnings of joint ventures and
    minority interest                         (18,959)   (12,211)       8,013        17,861         1,183           --       (4,113)

Equity earnings in joint ventures and
  subsidiaries, net                            30,799     21,572           --            --            --      (45,402)       6,969

Gain on sale of joint venture investment,
    net                                         9,732         --           --            --            --           --        9,732

Minority interest, net                             --         --           --        (3,227)           --           --       (3,227)
                                          -----------  ---------  -----------   -----------   -----------  -----------  -----------
    Net income                            $    21,572  $   9,361  $     8,013   $    14,634   $     1,183  $   (45,402) $     9,361
                                          ===========  =========  ===========   ===========   ===========  ===========  ===========

TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2004 (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                             NON-GUARANTOR  NON-GUARANTOR
                                       R. J. TOWER    PARENT      GUARANTOR   RESTRICTED    UNRESTRICTED
                                       CORPORATION   GUARANTOR    COMPANIES    COMPANIES      COMPANIES    ELIMINATIONS CONSOLIDATED
                                       -----------   ---------    ---------  -------------  -------------  ------------ ------------
OPERATING ACTIVITIES:
Net income                              $  21,572    $   9,361    $   8,013    $  14,634     $   1,183      $ (45,402)   $   9,361
Adjustments required to reconcile net
  income to net cash provided by (used
  in) operating activities
    Non-cash restructuring charge              --           --       (6,276)          --            --             --       (6,276)
    Depreciation                              130           --       47,497       20,182         8,544             --       76,353
    Deferred income tax provision
      (benefit)                            (7,855)          --         (243)      (2,053)          499             --       (9,652)

    Gain on sale of joint venture
      investment                           (9,732)          --           --           --            --             --       (9,732)
    Equity in earnings of joint
      ventures, net                        (6,969)          --           --           --            --             --       (6,969)
    Changes in working capital and
      other operating items               (47,859)      (1,099)     (68,896)      39,916         9,900         45,402      (22,636)
                                        ---------    ---------    ---------    ---------     ---------      ---------    ---------
    Net cash provided by (used in)
      operating activities                (50,713)       8,262      (19,905)      72,679        20,126             --       30,449
                                        ---------    ---------    ---------    ---------     ---------      ---------    ---------

INVESTING ACTIVITIES:
Capital expenditures, net                  (1,132)          --      (96,446)     (25,173)       (8,276)            --     (131,027)
Divestitures and other                    (14,957)      66,657           --           --            --             --       51,700
Acquisitions                                   --           --           --           --       (21,299)            --      (21,299)
                                        ---------    ---------    ---------    ---------     ---------      ---------    ---------
    Net cash provided by (used in)
      investing activities                (16,089)      66,657      (96,446)     (25,173)      (29,575)            --     (100,626)
                                        ---------    ---------    ---------    ---------     ---------      ---------    ---------

FINANCING ACTIVITIES:
Proceeds from borrowings                  421,509      125,000           --        3,608        26,374             --      576,491
Repayment of debt                        (239,509)    (199,984)      (1,782)     (14,355)      (18,763)            --     (474,393)
Net proceeds from issuance of stock            --           65           --           --            --             --           65
                                        ---------    ---------    ---------    ---------     ---------      ---------    ---------
    Net cash provided by (used for)
      financing activities                182,000      (74,919)      (1,782)     (10,747)        7,611             --      102,163
                                        ---------    ---------    ---------    ---------     ---------      ---------    ---------

NET CHANGE IN CASH AND CASH
  EQUIVALENTS                             115,198           --     (118,133)      36,759        (1,838)            --       31,986
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                          --           --      118,352       40,419         2,128             --      160,899
                                        ---------    ---------    ---------    ---------     ---------      ---------    ---------
CASH AND CASH EQUIVALENTS, END
  OF PERIOD                             $ 115,198    $      --    $     219    $  77,178     $     290      $      --    $ 192,885
                                        =========    =========    =========    =========     =========      =========    =========


TOWER AUTOMOTIVE INC.
CONSOLIDATING BALANCE SHEETS AT DECEMBER 31, 2003
(AMOUNTS IN THOUSANDS -- UNAUDITED)

                                                                               NON-GUARANTOR NON-GUARANTOR
                                         R. J. TOWER   PARENT       GUARANTOR   RESTRICTED   UNRESTRICTED
                                         CORPORATION  GUARANTOR     COMPANIES    COMPANIES     COMPANIES   ELIMINATIONS CONSOLIDATED
                                         -----------  ----------   ----------- ------------- ------------- ------------ ------------

                ASSETS
---------------------------------------

Current assets:
    Cash and cash equivalents            $        --  $        --  $   118,352  $    40,419   $     2,128  $        --  $   160,899
    Accounts receivable                           --           --      177,177      129,633        18,789           --      325,599
    Inventories                                   --           --       73,760       44,876        11,368           --      130,004
    Deferred income taxes, net                    --           --       14,250        5,866            --           --       20,116
    Prepaid tooling and other                     --           --       39,849       41,445        10,368           --       91,662
                                         -----------  -----------  -----------  -----------   -----------  -----------  -----------
     Total current assets                         --           --      423,388      262,239        42,653           --      728,280
                                         -----------  -----------  -----------  -----------   -----------  -----------  -----------

Property, plant and equipment, net                --           --      642,240      288,430       125,203           --    1,055,873
Investments in joint ventures                247,756           --           --          377            --           --      248,133
Investment in subsidiaries                   411,267      413,510           --           --            --     (824,777)          --
Deferred income taxes, net                        --       21,716      119,857       (3,406)        8,777           --      146,944
Goodwill                                          --           --      326,309      172,354            --           --      498,663
Other assets, net                             14,881        7,096       82,162       37,574        26,803           --      168,516
                                         -----------  -----------  -----------  -----------   -----------  -----------  -----------
                                         $   673,904  $   442,322  $ 1,593,956  $   757,568   $   203,436  $  (824,777) $ 2,846,409
                                         ===========  ===========  ===========  ===========   ===========  ===========  ===========

 LIABILITIES AND STOCKHOLDERS' INVESTMENT
------------------------------------------

Current liabilities:
    Current maturities of long-term
     debt and capital lease obligations  $        --  $        --  $     3,622  $    32,916   $    63,059  $        --  $    99,597


    Convertible subordinated notes                --      199,984           --           --            --           --      199,984
    Accounts payable                              --           --      399,319      114,333        42,384           --      556,036
    Accrued liabilities                       11,124        4,166      161,788       64,044         8,862           --      249,984
                                         -----------  -----------  -----------  -----------   -----------  -----------  -----------
     Total current liabilities                11,124      204,150      564,729      211,293       114,305           --    1,105,601
                                         -----------  -----------  -----------  -----------   -----------  -----------  -----------

Long-term debt, net of current
    maturities                               679,177      258,750       65,871       16,202        40,859           --    1,060,859
Obligations under capital leases, net
    of current maturities                         --           --           --       40,054         2,744           --       42,798

Due to/(from) affiliates                    (479,789)    (434,088)     758,417      147,123         8,337           --           --
Other noncurrent liabilities                      --           --      180,827       34,431         8,383           --      223,641
                                         -----------  -----------  -----------  -----------   -----------  -----------  -----------
      Total noncurrent liabilities           199,388     (175,338)   1,005,115      237,810        60,323           --    1,327,298
                                         -----------  -----------  -----------  -----------   -----------  -----------  -----------

Stockholders' investment                     463,392      413,510       24,112      308,465        28,808     (824,777)     413,510
                                         -----------  -----------  -----------  -----------   -----------  -----------  -----------
                                         $   673,904  $   442,322  $ 1,593,956  $   757,568   $   203,436  $  (824,777) $ 2,846,409
                                         ===========  ===========  ===========  ===========   ===========  ===========  ===========


TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 (Restated)
(AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                              NON-GUARANTOR  NON-GUARANTOR
                                          R. J. TOWER   PARENT     GUARANTOR    RESTRICTED   UNRESTRICTED
                                          CORPORATION  GUARANTOR   COMPANIES    COMPANIES      COMPANIES   ELIMINATIONS CONSOLIDATED
                                          -----------  ---------   ---------  -------------  ------------- ------------ ------------
Revenues                                   $      --   $      --   $ 491,019    $ 173,271      $  78,889    $      --    $ 743,179

Cost of sales                                     --          --     446,051      146,695         71,985           --      664,731
                                           ---------   ---------   ---------    ---------      ---------    ---------    ---------

    Gross profit                                  --          --      44,968       26,576          6,904           --       78,448

Selling, general and administrative
  expenses                                        --          --      28,286        9,305          1,544           --       39,135

Restructuring and asset impairment
  charge                                          --          --      15,144          234             --           --       15,378
                                           ---------   ---------   ---------    ---------      ---------    ---------    ---------

    Operating income (loss)                       --          --       1,538       17,037          5,360           --       23,935

Interest expense, net                         11,299       6,866      (3,098)       1,097          1,919           --       18,083
                                           ---------   ---------   ---------    ---------      ---------    ---------    ---------

    Income (loss) before provision for
    income taxes, equity in earnings of
    joint ventures and minority interest     (11,299)     (6,866)      4,636       15,940          3,441           --        5,852

Provision (benefit) for income taxes          (3,844)     (2,334)      1,581        5,421          1,170           --        1,994
                                           ---------   ---------   ---------    ---------      ---------    ---------    ---------

    Income (loss) before equity in
    earnings of joint ventures and
    minority interest                         (7,455)     (4,532)      3,055       10,519          2,271           --        3,858

Equity earnings in joint ventures and
  subsidiaries, net                           17,515      10,060          --           --             --      (24,431)       3,144

Minority interest, net                            --      (2,882)         --       (1,474)            --           --       (4,356)
                                           ---------   ---------   ---------    ---------      ---------    ---------    ---------

    Net income (loss)                      $  10,060   $   2,646   $   3,055    $   9,045      $   2,271    $ (24,431)   $   2,646
                                           =========   =========   =========    =========      =========    =========    =========


TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 (Restated)
(AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                              NON-GUARANTOR NON-GUARANTOR
                                         R. J. TOWER    PARENT     GUARANTOR    RESTRICTED   UNRESTRICTED
                                         CORPORATION   GUARANTOR   COMPANIES    COMPANIES     COMPANIES   ELIMINATIONS  CONSOLIDATED
                                         -----------   ---------   ---------  ------------- ------------- ------------  ------------
Revenues                                 $        --   $      --   $ 991,782   $   328,096   $   155,879  $        --   $ 1,475,757

Cost of sales                                     --          --     903,030       277,749       142,006           --     1,322,785
                                         -----------   ---------   ---------   -----------   -----------  -----------   -----------

    Gross profit                                  --          --      88,752        50,347        13,873           --       152,972

Selling, general and administrative
  expenses                                        --          --      52,531        18,197         3,083           --        73,811

Restructuring and asset impairment
  charge                                          --          --      15,144           234            --           --        15,378
                                         -----------   ---------   ---------   -----------   -----------  -----------   -----------

    Operating income                              --          --      21,077        31,916        10,790           --        63,783

Interest expense, net                         23,325      13,732      (8,499)        2,518         3,776           --        34,852
                                         -----------   ---------   ---------   -----------   -----------  -----------   -----------

    Income (loss) before provision for
    income taxes, equity in earnings of
    joint ventures and minority interest     (23,325)    (13,732)     29,576        29,398         7,014           --        28,931

Provision (benefit) for income taxes          (7,932)     (4,669)     10,061         9,996         2,385           --         9,841
                                         -----------   ---------   ---------   -----------   -----------  -----------   -----------

    Income (loss) before equity in
    earnings of joint ventures and
    minority interest                        (15,393)     (9,063)     19,515        19,402         4,629           --        19,090

Equity earnings in joint ventures and
  subsidiaries, net                           44,438      29,045          --            --            --      (69,695)        3,788

Minority interest, net                            --      (5,764)         --        (2,896)           --           --        (8,660)
                                         -----------   ---------   ---------   -----------   -----------  -----------   -----------

    Net income                           $    29,045   $  14,218   $  19,515   $    16,506   $     4,629  $   (69,695)  $    14,218
                                         ===========   =========   =========   ===========   ===========  ===========   ===========

TOWER AUTOMOTIVE INC.
CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2003 (RESTATED)(AMOUNTS IN THOUSANDS - UNAUDITED)


                                                                          NON-GUARANTOR  NON-GUARANTOR
                                       R. J. TOWER    PARENT   GUARANTOR    RESTRICTED    UNRESTRICTED
                                       CORPORATION  GUARANTOR  COMPANIES    COMPANIES      COMPANIES    ELIMINATIONS  CONSOLIDATED
                                       -----------  ---------  ---------  -------------  -------------  ------------  ------------

OPERATING ACTIVITIES:
Net income                             $    29,045  $  14,218  $  19,515  $      16,506  $       4,629  $    (69,695) $     14,218
Adjustments required to reconcile net
  income to net cash provided by
  (used in) operating activities
     Restructuring and asset
       impairment charge                        --         --     15,134            234             --            --        15,368
     Customer recovery related to
       program cancellation                     --         --     15,600             --             --            --        15,600
     Depreciation                               --         --     52,299         22,821          3,986            --        79,106
     Deferred income tax provision
       (benefit)                                --         --      5,013         (4,581)           379            --           811
     Equity in earnings of joint
       ventures, net                        (3,788)        --         --             --             --            --        (3,788)
     Changes in working capital and
       other operating items               (36,392)    (8,039)   (15,885)        19,407          2,189        30,481        (8,239)
                                       -----------  ---------  ---------  -------------  -------------  ------------  ------------
     Net cash provided by (used in)
       operating activities                (11,135)     6,179     91,676         54,387         11,183       (39,214)      113,076
                                       -----------  ---------  ---------  -------------  -------------  ------------  ------------


INVESTING ACTIVITIES:
Capital expenditures, net                       --         --    (76,435)       (13,791)        (8,500)           --       (98,726)
Acquisitions and other, net               (192,252)    (6,661)   163,205             --             --        39,214         3,506
                                       -----------  ---------  ---------  -------------  -------------  ------------  ------------
     Net cash provided by (used in)
       investing activities               (192,252)    (6,661)    86,770        (13,791)        (8,500)       39,214       (95,220)
                                       -----------  ---------  ---------  -------------  -------------  ------------  ------------
FINANCING ACTIVITIES:
Proceeds from borrowings                 1,451,296         --        896         34,377            859            --     1,487,428
Repayment of debt                       (1,247,909)        --     (4,897)       (55,514)        (5,862)           --    (1,314,182)
Net proceeds from issuance of stock             --        482         --             --             --            --           482
                                       -----------  ---------  ---------  -------------  -------------  ------------  ------------

     Net cash provided by (used for)
       financing activities                203,387        482     (4,001)       (21,137)        (5,003)           --       173,728
                                       -----------  ---------  ---------  -------------  -------------  ------------  ------------
NET CHANGE IN CASH AND CASH
  EQUIVALENTS                                   --         --    174,445         19,459         (2,320)           --       191,584
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                           --         --         --          9,191          4,508            --        13,699
                                       -----------  ---------  ---------  -------------  -------------  ------------  ------------
CASH AND CASH EQUIVALENTS, END
  OF PERIOD                            $        --  $      --  $ 174,445  $      28,650  $       2,188  $         --  $    205,283
                                       ===========  =========  =========  =============  =============  ============  ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company produces a broad range of assemblies and modules for vehicle frames, upper body structures and suspension systems for the global automotive industry. Including 100% owned subsidiaries and investments in joint ventures, the Company has production and engineering facilities in the United States, Canada, Italy, Germany Belgium, Poland, France, Spain, Brazil, India, Slovakia, Korea, Japan, China and Mexico.

The Company's products are manufactured utilizing steel and various purchased assemblies. The price of steel has increased significantly during 2004 compared to recent historical periods due to a shortage of certain raw materials necessary to produce steel and increased global demand, primarily in China. The Company purchases a substantial portion of its steel from its customers through the customers' repurchase programs. The purchases through customers' repurchase programs, have somewhat mitigated the severity of price increases associated with the procurement of steel. The remainder of the Company's steel purchasing requirements is met through contracts with steel producers and market purchases. Prices associated with such purchases have rapidly increased during 2004. We expect the effect of increased steel prices to continue to have an adverse impact on the Company's results of operations for the foreseeable future. The Company's agreements with its customers generally do not permit the Company to increase selling prices for increases in prices of raw material inputs. The Company is pursuing several initiatives to mitigate the impact of such raw material price increases on its results of operations. Such initiatives include pursuing selling price increases from customers and reducing other operating costs, among other initiatives. The Company can provide no assurances that such initiatives will be successful.

The Company's gross margins have been declining since 1999. Generally, the Company's customers require the reduction of selling prices of the Company's products for each year during the respective lives of such product programs, generally five to seven years. The Company's ability to maintain or improve its profit margins is directly linked to its ability to offset these sales price reductions with reduced operating costs. During the three and six months ended June 30, 2004, selling price reductions reduced gross profit by $5.0 million and $10.6 million, respectively, in comparison to the corresponding periods of 2003.

The number of new vehicle launches also impacts the Company's gross margins. The Company's operating costs are higher during a product launch period relative to when the vehicle has reached normal production volumes. In addition, the Company's gross margins are impacted by the commercial success of the vehicles to which the Company is a supplier, general global economic conditions and automotive production volumes. During the first six months of 2004, the Company was adversely impacted by the large number of new product launches in comparison to the corresponding period of 2003. These launches, which are significant both in terms of number and relative size, reduced gross profit by $5.1 million and $15.9 million, respectively, in the three and six months ended June 30, 2004 in comparison to the corresponding periods of 2003. The Company expects this impact to continue through at least some portion of the second half of 2004. General economic conditions, such as labor costs and health care, reduced gross profit by $11.4 million and $19.9 million, respectively, during the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003.

To address the deterioration in operating performance, management has initiated plans to: (a) centralize and standardize processes which were previously performed on a decentralized basis, including purchasing, customer quoting and product costing, product engineering and accounting; (b) rationalize capital expenditures to more closely align capital spending with expected product returns;

(c) use centralization and standardization to leverage cost improvement ideas across the Company's operating facilities globally; (d) and a number of other cost reduction initiatives. During the three and six months ended June 30, 2004, the Company reduced operating costs by $9.9 million and $15.8 million, respectively, in comparison to the corresponding periods of 2003.

If the Company is not successful in implementing these actions, the Company may continue to experience declining gross margins, which would hinder the Company's ability to pay down existing indebtedness, fund future growth and provide returns to stockholders.

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

For a more detailed description of other factors that have had, or may in the future have, a significant impact on the Company's business, please refer to "Forward Looking Statements", "Market Risks" and "Opportunities" contained in this Management's Discussion and Analysis for insight on opportunities, challenges and risks, such as those presented by known material trends and uncertainties, on which the Company's management is most focused for both the short term and long term, as well as the actions management is taking to address these opportunities, challenges and risks.

RESULTS OF OPERATIONS

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, certain amounts for the three and six months ended June 30, 2003 are different from the amounts originally reported as a result of a restatement of a $7.7 million curtailment loss for pension and other post-retirement benefits related to the Company's 2003 restructuring plan (subsequently reduced to $6.3 million based upon updated actuary information in the fourth quarter of 2003). See Note 2 to the Condensed Consolidated Financial Statements.

THE THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003

REVENUES. Revenues increased by $40.0 million, or 5.4%, during the three months ended June 30, 2004 to $783.2 million from $743.2 million during the three months ended June 30, 2003. Higher volume and product mix increased revenues by $36.8 million, while favorable foreign exchange effects increased revenues by $8.2 million during the 2004 period. These increases were partially offset by net selling price reductions of $5.0 million.

GROSS PROFIT AND GROSS MARGIN. Gross margin for the quarter ended June 30, 2004 was 8.8% compared to 10.6% for the comparable period of 2003. Gross profit decreased by $9.7 million, or 12.4%, to $68.7 million during the 2004 period compared to $78.4 million during the 2003 period. The decrease in gross margin and gross profit resulted primarily from increased costs associated with the Company's product launch activities of $5.1 million, customer selling price reductions of $5.0 million and higher operating expenses of $11.4 million, which includes the effects of higher material costs, primarily steel ($4.9 million), higher health care costs ($4.9 million) and general economic conditions (i.e. general labor rate increases , higher energy costs, etc.) pertaining to the Company ($1.6 million). These declines were partially offset by operating efficiencies of $5.9 million, favorable foreign currency effects of $0.6 million and volume and product mix effects of $5.3 million.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $4.0 million, or 10.2%, to $35.1 million during the three months ended June 30, 2004 from $39.1 million for the corresponding period of 2003. Selling, general and administrative expenses represented 4.5% of revenues during the 2004 period in comparison to 5.3% in the 2003 period. The decline resulted primarily from the Company's 2003 Restructuring Plan involving the Company's corporate consolidation activities.

OPERATING INCOME. Operating income increased by $9.4 million, or 39.0%, to $33.3 million during the three months ended June 30, 2004 from $23.9 million during the comparable period of 2003. This increase was due to declines of $15.1 million and $4.0 million, respectively, in restructuring and impairment charges and selling, general and administrative expenses, which were partially offset by the above-mentioned decrease in gross profit.

INTEREST EXPENSE, NET. Interest expense, net increased by $19.8 million to $37.9 million during the 2004 period in comparison to $18.1 million in the 2003 period. The increase was attributable to: (i) increased interest of $6.0 million related to the 12% senior notes issued in June 2003; (ii) $4.4 million related to the Trust Preferred Securities, which was recorded as minority interest during the 2003 quarter; (iii) $3.5 million associated with the write off of deferred financing fees related to debt paid off in the 2004 period; (iv) $1.4 million associated with a call premium pertaining to $200 million convertible subordinated notes which were extinguished in June 2004; (v) $0.9 million associated with the Company's 5.75% debentures issued in May 2004; and (vi) $3.6 million pertaining to increased debt balances and interest rates relating to the Company's credit agreement arrangements entered into in May 2004.

UNREALIZED LOSS ON DERIVATIVE. The Company recognized an unrealized loss on derivative of $1.9 million during the three months ended June 30, 2004. The embedded conversion option associated with the 5.75% Convertible Senior Debentures, issued in May 2004, is required to be bifurcated from the host debt contract. This bifurcated derivative is being marked to market until such time as the required additional number of shares of common stock associated with the conversion feature is approved for authorization by the Company's stockholders. (See Note 6 to Condensed Consolidated Financial Statements).

BENEFIT FOR INCOME TAXES. The Company recognized a tax benefit of $2.2 million (effective income tax benefit rate of 34.0%) for the three months ended June 30, 2004 compared to an income tax provision of $2.0 million (effective income tax rate of 34.1%) during the corresponding period of 2003.

EQUITY IN EARNINGS OF JOINT VENTURES. Equity in earnings of joint ventures increased by $0.4 million, or 12.0%, to $3.5 million during the three months ended June 30, 2004 from $3.1 million during the three months ended June 30, 2003. The increase resulted from the Company's share of earnings from its joint venture interest in Metalsa of $2.0 million. This increase was partially offset by a decrease from the Company's share of earnings associated with its joint venture interests in Yorozu and DTA Development of $1.5 million and $0.1 million, respectively. The Company sold its 30.76% ownership interest in Yorozu on March 11, 2004.

MINORITY INTEREST. Minority interest decreased by $2.4 million, or 56.0%, to $1.9 million during the three months ended June 30, 2004 from $4.4 million in the corresponding period of 2003. The 2003 period reflected dividends, net of income tax benefits, on the Company's Trust Preferred Securities in the amount of $2.9 million. This decrease was partially offset by an increase of $0.5 million due to improved earnings at Tower Golden Ring.

NET INCOME (LOSS). The Company recognized a net loss of $2.7 million, or $0.05 per basic and diluted share in the three months ended June 30, 2004 compared to net income of $2.6 million, or $0.05 per basic and diluted share. The net loss for the 2004 period was primarily attributable to the $19.8 million increase in interest expense and the $1.9 million unrealized loss on derivative.

THE SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30,
2003

REVENUES. Revenues for the first six months of 2004 increased by $88.7 million, or 6.0%, to $1.56 billion from $1.48 billion during the first six months of 2003. Higher volume and favorable product mix increased revenue by $71.3 million and foreign exchange effects increased revenues by $27.7 million. These increases were partially offset by net selling price reductions of $10.3 million.

GROSS PROFIT AND GROSS MARGIN. Gross margin for the first six months of 2004 was 8.3% compared to 10.4% for the comparable period of 2003. Gross profit declined by $23.6 million, or 15.4%, to $129.4 million during the 2004 period compared to $153.0 million during the 2003 period. The decrease in gross margin and gross profit were primarily attributable to increased costs associated with the Company's product launch activities of $15.9 million during the 2004 period, customer selling price reductions of $10.6 million and higher operating expenses of $19.9 million, which includes the effects of higher material costs, primarily steel ($5.6 million), higher health care costs ($6.5 million) and $7.8 million pertaining to general economic conditions (i.e. general labor rate increases, higher energy costs, etc.) pertaining to the Company. These declines were partially offset by operating efficiencies of $11.3 million, favorable foreign currency effects of $1.6 million and volume and product mix effects of $9.9 million.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses declined by $4.5 million, or 6.1%, to $69.3 million during the first six months of 2004 from $73.8 million during the first six months of 2003. Selling, general and administrative expenses represented 4.4% of revenues during the 2004 period compared to 5.0% during the 2003 period. The decline is primarily attributable to lower expenses resulting from the Company's 2003 Restructuring Plan involving the Company's corporate consolidation activities.

OPERATING INCOME. Operating income increased by $1.6 million, or 2.5%, to $65.4 million during the first six months of 2004 from $63.8 million during the corresponding period of 2003. This increase was attributable to the lower selling, general and administrative expenses of $4.5 million mentioned above and a decline in restructuring and asset impairment charges of $20.7 million. These declines were partially offset by the $23.6 million decline in gross profit.

INTEREST EXPENSE. Interest expense, net increased by $34.5 million, or 99%, to $69.3 million for the first six months of 2004 from $34.9 million for the corresponding period of 2003. The increase was attributable to: (i) increased interest of $13.9 million related to the 12% senior notes issued in June 2003;
(ii) $8.8 million related to the Trust Preferred Securities, which was recorded as minority interest during the first six months of 2003; (iii) debt issuance fees amounting to $3.5 million associated with the write off of deferred financing fees related to debt paid off in the second quarter of 2004; (iv) $1.4 million associated with a call premium pertaining to $200 million convertible subordinated notes which were repaid in June 2004; (v) $0.9 million associated with the Company's 5.75% debentures issued in May 2004 and (vi) $6.0 million pertaining to increased debt balances and interest rates relating to the Company's credit agreement arrangements entered into in May 2004.

UNREALIZED LOSS ON DERIVATIVE. The Company recognized an unrealized loss on derivative in the amount of $1.9 million in the quarter ended June 30, 2004. The embedded conversion option associated with the 5.75% Convertible Senior Debentures, issued in May 2004, is required to be bifurcated from the host debt contract. This bifurcated derivative is being marked to market until such time the required additional number of shares of common stock associated with the conversion feature are approved for authorization by the Company's stockholders.

PROVISION FOR INCOME TAXES. The Company recognized a tax benefit of $1.7 million (effective income tax benefit rate of 29.5%) for the first six months of 2004 compared to an income tax provision of $9.8 million (effective income tax rate of 34.0%) during the corresponding period of 2003. The relatively lower income tax benefit rate for the 2004 period in comparison to federal statutory rates was due to a high proportion of non-deductible items in relation to the pre-tax loss.

EQUITY IN EARNINGS OF JOINT VENTURES. Equity in earnings of joint ventures increased by $3.2 million, or 84.0%, during the six months ended June 30, 2004 to $7.0 million from $3.8 million during the six months ended June 30, 2003. The increase primarily resulted from the Company's share of earnings from its joint venture interests in Metalsa, Yorozu and DTA Development in the amounts of $2.1 million, $1.0 million and $0.1 million, respectively.

MINORITY INTEREST. Minority interest declined by $5.5 million, or 62.7%, during the first six months of 2004 to $3.2 million from $8.7 million during the first six months of 2003. The 2003 period included dividends, net of income tax benefits on the Company's Trust Preferred Securities in the amount of $5.9 million, which are now classified as interest expense. This decrease was partially offset by an increase of $0.4 million, associated with improved earnings at Tower Golden Ring.

GAIN ON SALE OF JOINT VENTURE. The gain on sale of joint venture of $9.7 million for the six months ended June 30, 2004 represents the Company's sale of its 30.76% ownership interest in Yorozu. (See Note 9 to the Condensed Consolidated Financial Statements).

NET INCOME. Net income for the first six months of 2004 was $9.4 million, or $0.16 per basic and diluted share compared to $14.2 million, or $0.25 per basic and diluted share for the corresponding period of 2003. Net income for the 2004 period reflected a restructuring charge reversal, net of restructuring charges, of $3.7 million, net of tax and a divestiture gain, net of tax of $9.7 million.

RESTRUCTURING AND ASSET IMPAIRMENT

In October 2003, the Company announced plans to consolidate its Novi, Michigan North America oversight and Grand Rapids, Michigan corporate office activities and close its Rochester Hills, Michigan prototype tooling and technical center facility. In the fourth quarter of 2003, charges relating to these activities were recognized by the Company totaling $3.7 million, comprised of cash charges of $2.1 million and non-cash asset impairment charges of $1.6 million. These costs as well as any additional costs expected to be incurred relating to these activities are within the North America segment. The Company does not anticipate any significant additional expenses related to this restructuring activity.

On May 27, 2003, the Company announced that it would transfer the production of high-volume frame assemblies for the Ford Ranger from its Milwaukee facility to its Bellevue, Ohio facility. During 2003, the Company recorded $25.0 million pre-tax restructuring and asset impairment charges relating to this event. These charges reflect estimated qualifying "exit costs" comprising cash charges of $6.1 million, pension and other post-retirement benefit plan curtailment costs of $6.3 million and non-cash asset impairment charges of $12.6 million, all within the North America segment. These charges did not cover certain aspects of the 2003 Plan, including movement of equipment and colleague relocation and training, which are being recognized as incurred. On December 5, 2003, the Company announced that it had decided not to proceed with the relocation of the Ford Ranger line based on revised economic factors from the original May 2003 decision principally due to concessions received from the Milwaukee labor unions and a need for management to focus on its 2004 new product launch schedule. Because the Company's measurement date for pension and post-retirement benefits is September 30, the decision to continue Ranger frame production in Milwaukee made in December 2003 resulted in a reversal of the curtailment loss on a three-month lag, in the first quarter of 2004, as discussed above.

The cash charges of $6.1 million were incurred prior to the reversal of the original decision to move the Ford Ranger frame production. SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" prohibits the restoration of the non-cash asset charges of $12.6 million.

Management presently anticipates that the Company will incur cash restructuring expenses in the range of $2.0 million to $4.0 million for the remainder of 2004.

The Company has historically executed various restructuring plans and may execute additional plans in the future to respond to customer sourcing decisions, to realign manufacturing capacity to prevailing global automotive production and to improve the utilization of remaining facilities.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 2004, the Company's cash requirements were met through operations and commercial borrowings. At June 30, 2004, the Company had available liquidity in the amount of $192.9 million, which consisted of cash on hand.

Net cash provided by operating activities was $30.4 million during the six months ended June 30, 2004 compared to net cash provided by operating activities of $113.1 million during the six months ended June 30, 2003. The amount provided during the first six months of 2004 primarily resulted from net income in the amount of $9.3 million and an increase in accounts payable of $90.9 million, which were partially offset by an increase in prepaid tooling balances of $70.0 million. The increases in accounts payable and prepaid tooling reflected the Company's higher business and product launch activity levels.

Net cash utilized in investing activities was $100.6 million during the first six months of 2004 compared to net cash utilized of $95.2 million in the corresponding period of 2003. The utilization for the 2004 period resulted from capital expenditures of $131.0 million and the acquisition of the remaining 34% interest in Seojin Industrial Company Ltd. from the Company's joint venture partner for $21.3 million. The impact of these items was partially offset by proceeds of $51.7 million from the sale of Yorozu. Capital expenditures for 2004 are expected to be approximately $240.0 million or $195.0 million net of anticipated lease proceeds.

Net cash provided by financing activities was $102.2 million during the first six months of 2004 compared to net cash provided of $173.7 million during the comparable period of 2003. During the six months ended June 30, 2004, the Company had proceeds from borrowings amounting to $576.5 million and repayments of debt in the amount of $474.3 million.

At June 30, 2004, the Company had negative working capital of $178.2 as a result of its continuing focus on minimizing the cash flow cycle.

The Company believes that funds generated by operations, together with cash on hand and available borrowing capacity should provide sufficient liquidity and capital resources to pursue its business strategy for the foreseeable future with respect to working capital, capital expenditures and other operating needs. The Company anticipates that it will meet its liquidity requirements through the prudent use of its cash resources, effective management of working capital and capital expenditures and also employing other potential financing and strategic alternatives, as required. Certain assumptions underlie this belief, including among others, that there will be no material adverse developments in the Company's business, the automotive market in general, or the Company's anticipated activities and costs associated with its new program launches scheduled for the remainder of 2004.

On May 24 2004, the Company entered into a credit agreement involving a revolving loan commitment, a first lien term loan commitment and a second lien letter of credit commitment with various financial institutions. The Company also issued 5.75% Convertible Senior Debentures ("Convertible Debentures"). The Company utilized net proceeds associated with the Convertible

Debentures along with borrowings pertaining to the above mentioned loan commitments to repay existing senior credit facilities in the amount of $239.5 million, call the 5.0% convertible subordinated notes of $200.0 million due August 1, 2004 and pay related fees and expenses. Additional revolving loans and revolving letters of credit associated with the revolving loan facility, if any, made or issued from time to time will be used for the ongoing working capital needs and other general corporate purposes of the Company. The primary objectives of this refinancing are to reduce the Company's near term debt service requirements and to provide the financial flexibility appropriate for the Company's operations and upcoming product launch activities. (See Note 6 to Condensed Consolidated Financial Statements).

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

During the quarter ended June 30, 2004, the Company repaid its term credit facility in the amount of $239.5 million, which was initially due in July 2006 and was classified as long-term debt at December 31, 2003. In addition, the Company repaid the $200.0 million 5.0% convertible subordinated notes, due August 1, 2004, during the quarter ended June 30, 2004.

The Company's contractual obligations pertaining to long-term debt and its 5.75% Convertible Senior Debentures as of June 30, 2004 are as follows (in millions):

                                                             Payments Due by Period
Contractual Obligations            Total    1 year    1-3 Years   4-5 Years    After 5 Years
                                 --------   ------    ---------   ---------    -------------

Long-term debt                   $1,330.9    $98.0        $70.3      $416.4           $746.2
Convertible Senior Debentures      $125.0       --           --          --           $125.0

The Company's commercial commitments included up to $155.0 million of second lien letters of credit which are available under the terms of the Company's Credit Agreement of which $153.5 million were outstanding as of June 30, 2004. In addition, the Company's commercial commitments included up to $25.0 million in revolving letters of credit which are available in relation to the Company's revolving credit facility of which $3.4 million was outstanding as of June 30, 2004.

DEBT RATINGS

During May 2004, Moody's Investor Services ("Moody's") cut the Company's senior unsecured issuer rating to "Caa2," the eighth highest junk rating, from "B2." Moody's also cut the ratings of the Company's 12% guaranteed senior unsecured notes due in June 2013 to "B3" from "B1."

MARKET RISK

The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company's policy is to not enter into derivatives or other financial instruments for trading or speculative purposes. The Company periodically enters into derivative instruments to manage and reduce the impact of changes in interest rates.

At June 30, 2004, the Company had total debt and obligations under capital leases of $1,488.1 million. The debt is composed of fixed rate debt of $1,020.1 million and floating rate debt of $468 million. The pre-tax earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt would be approximately $4.7 million, holding other variables constant. A one-percentage point increase in interest rates would not materially impact the fair value of the fixed rate debt.

A portion of the Company's revenues was derived from manufacturing operations in Europe, Asia and South America. The results of operations and financial position of the Company's foreign operations are principally measured in their respective currency and translated into U.S. dollars. The effects of foreign currency fluctuations in Europe, Asia and South America are somewhat mitigated by the fact that expenses are generally incurred in the same currency in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.

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

The Company's strategy for management of currency risk relies primarily upon conducting its operations in a country's respective currency and may, from time to time, also involve hedging programs intended to reduce the Company's exposure to currency fluctuations. Management believes the effect of a 100 basis point movement in foreign currency rates versus the dollar would not have materially affected the Company's financial position, results of operations or cash flows for the periods presented.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Market Risk" section of Part I, Item 2

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's Chief Executive Officer and the Company's Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2004 and have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company's periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and regulations.

CHANGES IN INTERNAL CONTROLS. No changes in the Company's internal controls over financial reporting occurred during the quarter ended June 30, 2004 that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 24, 2004, the Company completed a private placement of $125 million aggregate principal amount of 5.75% Convertible Senior Debentures due 2024
(the "Debentures"). The initial purchasers of the Debentures were J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated. The offering price of the Debentures was equal to the principal amount of the Debentures, less a discount to the initial purchasers, resulting in net proceeds to the Company of approximately $121 million after offering expenses. The sale of the Debentures to the initial purchasers was exempt from registration in reliance on Section 4(2) and Regulation D under the Securities Act of 1933, as amended, as a transaction not involving a public offering. The Debentures were re-offered by the initial purchasers to qualified institutional buyers in reliance on Rule 144A under the Securities Act.

The Debentures mature on May 15, 2024, unless earlier converted, redeemed or repurchased. The interst rate on the Debentures is 5.75% per annum, payable semi-annually in arrears in cash on May 15 and November 15 of each year, commencing on November 15, 2004. The Debentures are convertible into shares of the Company's common stock at a conversion rate of 231.0002 shares per $1,000 principal amount of Debentures, subject to adjustment upon certain events, under certain specified circumstances. On or after May 20, 2011, the Company may redeem the Debentures, in whole or in part, at any time, for cash at a redemption price equal to 100% of the principal amount, plus any accrued and unpaid interest. Holders of Debentures may require the Company to repurchase some or all of that holder's Debentures on May 15, 2011, May 15, 2014, or May 15, 2019 at a repurchase price equal to 100% of the principal amount, plus any accrued and unpaid interest to the repurchase date. The Debentures are general unsecured senior obligations and rank equally with any of the Company's present and future senior debt. The Debentures rank senior to any of the Company's subordinated debt and will effectively be subordinated to any of the Company's secured debt.

The Company has agreed to file a shelf registration under the Securities Act of 1933, as amended, covering resales of the Debentures and the shares of common stock issuable upon conversion of the Debentures.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 20, 2004, the Company's 2004 Annual Meeting of Stockholders was held. A brief description of the matters voted upon at the meeting and the tabulation of the voting therefore follows:

Proposal 1. Election of Directors.


                                             Number of Votes
    Nominee                                 For         Withheld
    -------                                 ---         --------
    S.A. Johnson                          50,994,061     2,688,256
    Kathleen Ligocki                      52,376,977     1,305,340
    Anthony G. Fernandes                  49,828,906     3,853,411
    Jurgen M. Geissinger                  53,167,307       515,010
    Ali Jenab                             49,783,239     3,899,078
    F. Joseph Loughrey                    53,166,187       516,130
    James R. Lozelle                      31,899,889    21,782,428
    Georgia R. Nelson                     53,162,610       519,707
    Enrique Zambrano                      52,372,468     1,309,849


There were no broker non-votes with respect to the election of directors.

Proposal 2. Amendment to the Tower Automotive, Inc. Colleague Stock Discount Plan. A proposal to amend the Tower Automotive, Inc. Colleague Stock Discount Plan was adopted with 43,319,866 votes cast for, 852,111 votes cast against, 78,137 votes abstained and 9,432,203 broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

     4.8 Indenture for the 5.75% Convertible Senior Debentures dated as of May 24, 2004, between Tower Automotive, Inc., as Issuer, and BNY Midwest Trust Company, as Trustee (1)

     4.9   Form of Tower Automotive, Inc. 5.75% Convertible Senior Debenture (1)

     4.10 Resale Registration Rights Agreement dated as of May 24, 2004, for the Tower Automotive, Inc. 5.75% Convertible Senior Debentures Due 2024. (1)

     4.11 Purchase Agreement dated May 17, 2004 for the 5.75% Convertible Senior Debentures due May 15, 2024 (1)

    10.18 Change in Control Agreement between Tower Automotive, Inc. and Certain of its Employees. (2)

    10.19 Retirement Agreement between Tower Automotive, Inc. and Dugald K. Campbell, dated September 17, 2003. (2)

    10.20 Tower Automotive Supplemental Retirement Plan, effective January 1, 2001. (2)

    10.21 Credit Agreement dated as of May 24, 2004, among R.J. Tower Corporation, Tower Automotive, Inc., and the various financial institutions from time to time parties thereto. (1)

    31.1   Rule 15d-14(a) Certification of the Chief Executive Officer. (2)

    31.2   Rule 15d-14(a) Certification of the Chief Financial Officer. (2)

    32.1   Section 1350 Certification of the Chief Executive Officer. (2)

    32.2   Section 1350 Certification of the Chief Financial Officer. (2)

    (1) Incorporated by reference to Form 8-K/A, dated May 25, 2004, filed on July 8, 2004.

    (2)  Filed with this Form 10-Q.

(b) During the quarter ended June 30, 2004, the Company filed the following Current Reports on Form 8-K with the Securities and Exchange Commission:

    1. The Company's Current Report on Form 8-K, dated April 6, 2004 under Items 5 and 7.
    2. The Company's Current Report on Form 8-K dated April 29, 2004 under Items 7 and 12.
    3. The Company's Current Report on Form 8-K dated May 4, 2004 under Items 5 and 7.
    4. The Company's Current Report on Form 8-K dated May 18, 2004 under Items 5 and 7.
    5. The Company's Current Report on Form 8-K dated May 25, 2004 under Items 5 and 7.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TOWER AUTOMOTIVE, INC.
                                          ----------------------
                                               Registrant

Date:  August 9, 2004                     by /s/ Christopher T. Hatto
                                             --------------------------------
                                                 Christopher T. Hatto
                                                 Chief Accounting Officer

                                 Exhibit Index


    Exhibit No.                       Description
    -----------                       -----------

    10.18          Change in Control Agreement between Tower Automotive, Inc.
                   and Certain of its Employees.

    10.19 Retirement Agreement between Tower Automotive, Inc. and Dugald K. Campbell, dated September 17, 2003.

    10.20 Tower Automotive Supplemental Retirement Plan, effective January 1, 2001.

    31.1           Rule 15d-14(a) certification of the Chief Executive Officer.

    31.2           Rule 15d-14(a) certification of the Chief Financial Officer.

    32.1           Section 1350 certification of the Chief Executive Officer.

    32.2           Section 1350 certification of the Chief Financial Officer.