Form 10-Q
period 2004-09-30
TOWER AUTOMOTIVE INC
filed 2004-11-09
CIK 925548

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-12733

TOWER AUTOMOTIVE, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1746238 (I.R.S. Employer Identification No.)

27175 Haggerty Road Novi, Michigan (Address of principal executive offices)	48377 (Zip Code)

(248) 675-6000
(Registrant’s telephone number, including area code)

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

     Yes [X]                                                                           No [  ]

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, at November 2, 2004 was 58,480,908 shares.

Tower Automotive, Inc.
Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands — unaudited)

	September 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$144,980	$160,899
Accounts receivable	380,526	325,599
Inventories	136,967	130,004
Deferred income taxes, net	15,203	20,116
Prepaid tooling and other	149,994	91,662

Total current assets	827,670	728,280

Property, plant and equipment, net	1,168,751	1,055,873
Investments in joint ventures	208,023	248,133
Deferred income taxes	164,413	146,944
Goodwill	497,110	498,663
Other assets, net	160,022	168,516

	$3,025,989	$2,846,409

Liabilities and Stockholders’ Investment
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$101,811	$99,597
Convertible Subordinated Notes, 5% due 2004	—	199,984
Accounts payable	668,533	556,036
Accrued liabilities	246,810	249,984

Total current liabilities	1,017,154	1,105,601

Long-term debt, net of current maturities	1,232,474	1,060,859
Convertible Senior Debentures	121,636	—
Obligations under capital leases, net of current maturities	35,353	42,798
Other noncurrent liabilities	214,371	223,641

Total noncurrent liabilities	1,603,834	1,327,298

Stockholders’ investment:
Common stock	666	661
Additional paid-in capital	681,055	680,608
Retained deficit	(192,707)	(181,849)
Deferred compensation	(7,791)	(9,609)
Accumulated other comprehensive loss	(26,898)	(22,751)
Treasury stock	(49,324)	(53,550)

Total stockholders’ investment	405,001	413,510

	$3,025,989	$2,846,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts — unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2003
	2004	(restated)	2004	2003
Revenues	$722,334	$623,013	$2,286,783	$2,098,770
Cost of sales	689,950	587,167	2,125,040	1,909,952

Gross profit	32,384	35,846	161,743	188,818
Selling, general and administrative expenses	33,503	41,770	102,798	115,581
Restructuring and asset impairment charge	2,020	132,243	(3,283)	147,621

Operating income (loss)	(3,139)	(138,167)	62,228	(74,384)
Interest expense, net	36,061	27,268	105,409	62,120
Unrealized gain on derivative	(5,710)	—	(3,860)	—

Loss before income tax benefit	(33,490)	(165,435)	(39,321)	(136,504)
Benefit for income taxes	(12,700)	(56,253)	(14,418)	(46,412)

Loss before equity in earnings of joint ventures and minority interest	(20,790)	(109,182)	(24,903)	(90,092)
Equity in earnings of joint ventures, net	2,124	4,393	9,093	8,181
Minority interest, net	(1,552)	(1,070)	(4,779)	(9,730)
Gain on sale of joint venture	—	—	9,732	—

Net loss	$(20,218)	$(105,859)	$(10,857)	$(91,641)

Basic loss per common share	$(0.35)	$(1.87)	$(0.19)	$(1.62)

Weighted average basic shares outstanding	58,293	56,720	57,901	56,490

Diluted loss per common share	$(0.35)	$(1.87)	$(0.19)	$(1.62)

			,
Weighted average diluted shares outstanding	58,293	56,720	57,901	56,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands — unaudited)

	Nine Months Ended September 30,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(10,857)	$(91,641)
Adjustments required to reconcile net loss to net cash provided by operating activities:
Restructuring and asset impairment charge	(6,276)	145,724
Customer recovery related to program cancellation	—	15,600
Unrealized gain on derivative	(3,860)	—
Depreciation	114,354	119,639
Deferred income tax benefit	(25,199)	(50,259)
Deferred compensation	856	—
Gain on sale of joint venture investment	(9,732)	—
Equity in earnings of joint ventures, net	(9,093)	(8,181)
Change in working capital and other operating items	(9,886)	9,260

Net cash provided by operating activities	40,307	140,142

INVESTING ACTIVITIES:
Capital expenditures	(176,848)	(180,126)
Acquisitions, including joint venture interests, earn out payments and dividends	(21,299)	274
Divestiture of subsidiary	51,700	—
Other	—	3,232

Net cash used in investing activities	(146,447)	(176,620)

FINANCING ACTIVITIES:
Proceeds from borrowings	580,037	1,548,797
Repayments of debt	(489,891)	(1,391,411)
Net proceeds from issuance of stock	75	650

Net cash provided by financing activities	90,221	158,036

NET CHANGE IN CASH AND CASH EQUIVALENTS	(15,919)	121,558
CASH AND CASH EQUIVALENTS:
Beginning of period	160,899	13,699

End of period	$144,980	$135,257

Supplemental Cash Flow Information:
Interest Paid, net of amounts capitalized	$92,329	$57,742
Income taxes paid (refunded)	$(1,174)	$(270)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Tower Automotive, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes primarily normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “Annual Report”).

Revenues and operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year or any future period.

2.	RESTATEMENT

As previously disclosed in the Company’s Annual Report, certain amounts in the Statements of Operations for the three months ended September 30, 2003 are different from the amounts originally reported as a result of a restatement of a $7.7 million curtailment loss for pension and other post-retirement benefits related to the Company’s 2003 restructuring plan (subsequently reduced to $6.3 million based upon updated actuary information in the fourth quarter of 2003). Statement of Financial Accounting Standards (“SFAS”) No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” requires curtailment losses to be recorded when probable and reasonably estimable. The Company determined that the curtailment loss related to the 2003 restructuring plan was probable and reasonably estimable in the second quarter of 2003. However, because the Company uses a September 30 measurement date for its pension and other post-retirement benefits, the curtailment loss, which was initially recorded in the second quarter of 2003, should have been recorded in the third quarter of 2003 (a three-month lag), as required by SFAS No. 88.

A summary of the impact of this restatement is as follows (in thousands, except per share amounts):

	For the three months ended
	September 30, 2003
	As Previously
	reported	As restated
Operating loss	$(130,479)	$(138,167)
Net loss	(100,790)	(105,859)
Basic loss per share	(1.78)	(1.87)
Diluted loss per share	(1.78)	(1.87)

This change did not impact the Company’s results of operations for the nine months and year ended December 31, 2003.

3. REVENUE RECOGNITION

The Company recognizes revenue as its products are shipped to its customers at which time title passes. The Company participates in certain customers’ steel repurchase programs. Under these programs, the Company purchases steel directly from a customer’s designated steel supplier for use in manufacturing products for such customer. The Company takes delivery and title to such steel and bears risk of loss and obsolescence. The Company invoices its customers based upon annually negotiated selling prices, which include a component for steel under such repurchase programs. For sales where the Company participates in a customer’s steel repurchase program, revenue is recognized on the entire amount of such sale, including the component for purchases under that customer’s steel repurchase program.

The Company enters into agreements to produce products for its customers at the beginning of a given vehicle program life. Once such agreements are entered into by the Company, fulfillment of the customers’ purchasing requirements is the obligation of the Company for the entire production lives of the vehicles, which range from three to ten years, and the Company has no provisions to terminate such contracts. In certain instances, the Company may be committed under existing agreements to supply product to its customers at selling prices which are not sufficient to cover the variable cost to produce such product. In such situations, the Company records a liability for the estimated future amount of such losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and is recorded at the minimum amount necessary to fulfill the Company’s obligations to its customers. Losses are discounted and are estimated based upon information available at the time of the estimate, including future production volume estimates, length of the program, selling price and production cost information. For certain design and development projects the Company recognizes revenues under the percentage of completion method. The amount of revenues recognized under such method is not significant for any period presented.

4. INVENTORIES

Inventories are valued at the lower of first-in-first-out (“FIFO”) cost or market, and consisted of the following (in thousands):

	September 30,	December 31,
	2004	2003
Raw materials	$67,297	$56,100
Work in process	26,104	23,288
Finished goods	43,566	50,616

	$136,967	$130,004

5. STOCKHOLDERS’ INVESTMENT

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The effects of common stock equivalents have not been included in diluted loss per share for all periods presented as the effect would be anti-dilutive. Common stock equivalents totaled 9.1 million shares, 14.2 million shares, 16.8 million shares and 16.5 million shares, respectively, for the three and nine months ended September 30, 2004 and the three and nine months ended September 30, 2003, respectively. The Company’s 5.75% Convertible Senior Debentures, issued in May 2004, are presently not considered to be common stock equivalents because the shares into which the debentures are convertible are considered to be contingently issuable shares and all conditions necessary for conversion into shares of the Company’s common stock have not been met (see Note 15).

STOCK-BASED COMPENSATION

The Company accounts for stock options under the provisions of Accounting Principles Board Opinion (“APB”) No. 25, under which no compensation expense is recognized when the stock options are granted to colleagues and directors at fair market value as of the grant date. The Company may also grant stock options to outside consultants. The fair value of these option grants are expensed over the period services are rendered based on the Black-Scholes valuation model.

The Company has three stock option plans: the 1994 Key Employee Stock Option Plan, the Long Term Incentive Plan and the Independent Director Stock Option Plan and three stock purchase plans: the Colleague Stock Discount Plan, the Key Leadership Deferred Income Stock Purchase Plan and the Director Deferred Income Stock Purchase Plan. Had compensation cost for these plans been determined as required under SFAS No. 123, “Accounting for Stock-Based Compensation,” amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company’s pro forma net income (loss) and pro forma income (loss) per share would have been as follows (in thousands, except per share data):

			For the nine months
	For the three months ended		ended
	September 30,		September 30,
		2003
	2004	(Restated)	2004	2003
Net loss:
As reported:	$(20,218)	$(105,859)	$(10,857)	$(91,641)
Add: Employee stock based compensation included in reported net loss, net of tax	65	375	637	1,205
Deduct: Total fair value employee stock-based compensation expense for all awards, net of tax	(432)	(985)	(1,568)	(3,396)

Pro Forma	$(20,585)	$(106,469)	$(11,788)	$(93,832)

			For the nine months
	For the three months ended		ended
	September 30,		September 30,
	2004	2003 (Restated)	2004	2003
Basic loss per share
As reported	$(0.35)	$(1.87)	$(0.19)	$(1.62)
Pro Forma	(0.35)	(1.88)	(0.20)	(1.66)
Diluted loss per share
As reported	$(0.35)	$(1.87)	$(0.19)	$(1.62)
Pro Forma	(0.35)	(1.88)	(0.20)	(1.66)

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

6. DEBT

LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September	December
	30,	31,
	2004	2003
Revolving credit facility	$46,500	$—
Convertible Debentures	121,636	—
Senior Euro notes	186,465	188,640
Term credit facilities	374,062	239,512
Industrial development revenue bonds	43,765	43,765
Senior notes (net of discount of $6,679 and $6,955, respectively)	251,322	251,005
Due to Tower Automotive Capital Trust	258,750	258,750
Other foreign subsidiary indebtedness	142,603	145,373
Other	23,032	25,749

	1,448,135	1,152,794
Less-current maturities	(94,025)	(91,935)

Long-term debt	$1,354,110	$1,060,859

On May 24 2004, the Company entered into a credit agreement (the “Credit Agreement”) to replace its existing term credit facilities and issued $125.0 million of 5.75% Convertible Senior Debentures (the “Convertible Debentures”). The Company utilized the proceeds of the Credit Agreement and the Convertible Debentures to repay existing senior credit facilities in the amount of $239.5 million, call the $200 million 5.0% convertible subordinated notes due August 1, 2004, pay related fees and expenses and for general corporate purposes.

The Credit Agreement

The Credit Agreement provides for a revolving credit facility in the aggregate amount of $50.0 million, a first lien term loan of $375.0 million and a second lien letter of credit facility of $155.0 million.

Revolving loans may be borrowed at any time subsequent to May 24, 2004 but prior to May 24, 2009, the revolving loan termination date. The revolving credit facility provides for the issuance of letters of credit under this revolving credit facility up to $25.0 million, which constitute usage under the facility and will reduce availability of revolving loans dollar for dollar. Revolver letters of credit shall expire on the earlier of one year from the date of issuance, unless otherwise agreed to by the issuer, or one business day prior to May 24, 2009, the revolving loan termination date. At September 30, 2004, the Company had no amounts available for borrowing under this revolving credit facility. The first lien term loan requires quarterly payments of $937,500 for the period of September 30, 2004 through September 30, 2008 and a payment of $179.5 million on each of November 24, 2008 and May 24, 2009.

Borrowings under outstanding revolving loans and the first lien term loan bear interest at a variable rate based upon a base rate, LIBOR or a Euro rate plus an applicable margin of between 3.25% and 4.25%. The Company pays a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility. Beginning January 1, 2005, the applicable margin on outstanding borrowings and the commitment fee is subject to adjustment based on the Company’s leverage ratio. The actual interest rate on amounts outstanding under revolving loans and the first lien term loan ranged from 5.35% to 8.0% during the period of May 24, 2004 through September 30, 2004. The revolving credit facility and the first lien term loan are secured by a first priority lien and security interest (subject to customary exceptions) in the present and future property and assets, real and personal, tangible and intangible of the Company and the proceeds and products of such property and assets. The Company must utilize the net proceeds in excess of certain provisions for reinvestment or retention of any equity issuances, asset dispositions, casualty losses or debt to make mandatory prepayments under the Credit Agreement.

The second lien letter of credit facility is fully cash collateralized by third parties for purposes of replacing or backstopping letters of credit outstanding under the Company’s previous credit agreement. The cash collateral was deposited by such third parties in a trust account and the Company has no right, title or interest in the trust account. The Company pays an annual fee on amounts deposited with the second lien letter of credit issuer equal to, at the election of the Company, the base rate plus a margin of 6.00% or LIBOR plus a margin of 7.00%, in each case, less the amount of interest earned on the amount deposited as cash collateral by the second lien participants. The second lien letters of credit expire on the earlier of one year from date of issuance, unless otherwise agreed to by the issuer, or on January 29, 2010, the stated maturity date of the second lien letter of credit facility. The total of issued and un-issued second lien letters of credit shall be reduced by $387,500 per quarter beginning December 31, 2004 through December 31, 2009, and by $146.9 million on January 29, 2010. At September 30, 2004, the Company had second lien letters of credit issued in the amount of $153.4 million. No draws were made against the second lien letters of credit at September 30, 2004.

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

Convertible Debentures

On May 24, 2004, the Company issued the Convertible Debentures in the total amount of $125.0 million. The Convertible Debentures bear interest at a rate of 5.75% per annum paid semi-annually on May 15 and November 15 beginning November 15, 2004. The Convertible Debentures mature on May 15, 2024, unless earlier converted, redeemed or repurchased by the Company.

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

Holders may convert the Convertible Debentures into shares of the Company’s common stock at a conversion rate of 231.0002 shares per $1,000 principal amount of the Convertible Debentures (equal to a conversion price of approximately $4.33 per share) subject to adjustment upon certain events, under the following circumstances:

•	prior to May 15, 2019, in any quarter subsequent to the quarter ended June 30, 2004, if the last reported sale of the Company’s common stock for at least 20 trading days during the 30 consecutive trading days ending on the first trading day of such quarter is greater than 125% of the conversion price per share on such trading day;

•	on or after May 15, 2019, at any time after the last reported sales price of the Company’s common stock on any one day on or after May 15, 2019 is greater than 125% of the then current conversion price;

•	during the 5 business days after any 10 consecutive trading days in which the average of the trading prices per $1,000 principal amount of the Convertible Debentures for each day during such ten trading-day period was less than 98% of the product of the average of the last reported sale price of the common stock for each day during such ten trading-day period and the then current conversion rate;

•	and if the Convertible Debentures are called for redemption, upon the occurrence of certain transactions and upon the occurrence of certain credit rating events.

Upon conversion, the Company has the right to deliver, in lieu of shares of the Company’s common stock, cash or a combination of cash and shares of common stock. Prior to September 20, 2004, the Company could not issue more than 19,705,187 shares of common stock upon the conversion or repurchase of the Convertible Debentures unless and until the Company obtained stockholder approval for the issuance of the Convertible Debentures and the common stock issuable upon conversion or repurchase. In circumstances under which the Company would have been required to issue in excess of 19,705,187 shares of common stock, the Company was required to pay cash in respect of all or a portion of converted or repurchased Convertible Debentures in order to ensure that the shares issued on conversion or repurchase did not exceed 19,705,187 shares (the “Embedded Conversion Option”). The initial value associated with the Embedded Conversion Option was $12.6 million and was being marked to market through the Company’s statement of operations during the period of May 24, 2004 through September 19, 2004. The Company recognized income of approximately $5.7 million and $3.9 million, respectively, for the three and nine months ended September 30, 2004, in relation to the change in fair value of the Embedded Conversion Option which is included in Unrealized Gain on Derivative in the accompanying Condensed Consolidated Statements of Operations. The portion of the Convertible Debentures, which was to be currently settled in cash, was reflected as a current liability in the Company’s Consolidated Balance Sheet, until September 20, 2004.

On September 20, 2004, the Company’s stockholders approved the issuance of the Convertible Debentures and the common stock issuable upon conversion or repurchase. As of September 20, 2004, mark-to-market adjustments pertaining to the Embedded Conversion Option are no longer required, the Company is no longer required to settle any portion of the Convertible Debentures in cash and the carrying amount of the Convertible Debentures amounted to $ 121.6 million consisting of the sum of the carrying amount of the Convertible Debentures in the amount of $112.9 million and the fair value of the Embedded Conversion Option of $8.7 million. The difference between the carrying value and the principal amount of the Convertible Debentures shall be accreted to the carrying amount of the Convertible Debentures through interest expense on the effective interest method to the earliest put date of the Convertible Debentures, May 20, 2011.

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

TOWER AUTOMOTIVE CAPITAL TRUST

During the third quarter of 2003, the Company elected to adopt the current provisions of FASB Interpretation Number (FIN) 46(R), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” as it relates to its mandatorily redeemable convertible trust preferred securities prior to the required effective date. Under FIN 46(R), the Tower Automotive Capital Trust (the “Trust”), which was previously consolidated by the Company, is no longer consolidated. As a result, the Company no longer presents the mandatorily redeemable convertible trust preferred securities as mezzanine financing, but instead records a debt obligation for the proceeds which are owed to the Trust by the Company. Interest is recorded at 6 3/4% on the amount owed by the Company to the Trust, which is equal to the amount that was previously presented as minority interest (net of tax) for the dividends on the preferred stock. Interest expense increased by $8.8 million in the nine months ended September 30, 2004 related to this reclassification. The Company recognized interest expense of $4.4 million in each of the three month periods ended September 30, 2004 and 2003 in relation to the Trust. Pursuant to the guidance in FIN 46(R), the Company has elected not to reclassify the presentation in prior periods. The $258.8 million trust convertible preferred securities held by the Trust were issued in June 1998 at a dividend rate of 6 3/4% and are redeemable, in whole or in part, after June 30, 2001 but before June 30, 2018. The preferred securities are also convertible at the option of the holder into common stock of the Company at an equivalent conversion price of $30.713 per share.

VARIABLE INTEREST ENTITY

As of December 31, 2003, the Company consolidated the variable interest entity related to its Lansing, Michigan building and equipment leasing arrangement and, therefore, recorded property, plant and equipment of $25.7 million and related indebtedness of $25.7 million. At September 30, 2004, this indebtedness amounted to $23.0 million.

INTEREST RATE SWAP CONTRACT

The Company utilizes an interest rate swap contract to manage its interest rate exposure on approximately $160.0 million of its floating rate indebtedness under its Credit Agreement. The contract has the effect of converting the floating rate interest to a fixed rate of approximately 6.88%, plus any applicable margin required under the revolving credit facility. The interest rate swap contract was executed to balance the Company’s fixed-rate and floating-rate debt portfolios and expires in September 2005.

The Company has designated the interest rate swap as a cash flow hedge. Accordingly, gains and losses are recorded in accumulated other comprehensive income (loss), net of income taxes. As of September 30, 2004, $3.8 million (net of tax) is recorded in accumulated other comprehensive loss related to the cash flow hedge. Derivative liabilities relating to the interest rate swap agreement totaling $6.7 million have been recorded in accrued liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2004. The fair value of the interest rate swap agreement is based upon the difference between the contractual rates and the present value of the expected future cash flows on the hedged interest rate.

7.	ACQUISITIONS

Effective February 27, 2004, the Company acquired the remaining 34% ownership interest in Seojin Industrial Company Limited (“Seojin”) for consideration of approximately $21.3 million. Such consideration consisted of cash of $21.3 million offset by the repayment of $11.0 million of loans to Seojin’s minority shareholder, resulting in a net cash outflow of $10.3 million. Seojin is a supplier of frames, modules and structural components to the Korean automotive industry with primary customers of Hyundai and Kia. The Company financed the acquisition through Korean debt facilities, which are not covered under the Company’s Credit Agreement (Note 6). The acquisition was accounted for under the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at the Company’s preliminary estimate of fair value at the date of acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed, if any, will be recorded as goodwill. The purchase price and related allocation may be revised up to one year from the date of the acquisition. The Company can provide no assurances as to whether any revisions to the original purchase price allocation will be significant. Adjustments to the purchase price and related allocation may occur as a result of obtaining more information regarding property valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase. As the Company previously consolidated Seojin in its financial statements, Seojin’s results of operations have been included in all periods presented and, as a result, no pro forma information is presented.

In conjunction with previous acquisitions, reserves have been established for certain costs associated with facility shutdown and consolidation activities, for general and payroll related costs primarily for planned employee termination activities, and for provisions for acquired loss contracts. A rollforward of these reserves is as follows (in millions):

	Facility
	Shutdown Costs	Loss Contracts
Balance at December 31, 2003	$2.0	$2.9
Utilization	(0.3)	(2.0)

Balance at September 30, 2004	$1.7	$0.9

As of September 30, 2004, all of the identified facilities have been shutdown, but the Company continues to incur costs related to maintenance, taxes and other costs related to the buildings. The Company’s acquisition reserves have been utilized as originally intended and management believes that the liabilities recorded for shutdown and consolidation activities are adequate as of September 30, 2004.

8. ACCOUNTS RECEIVABLE SECURITIZATION

In June 2001, the Company entered into a financing agreement whereby its domestic operating units sold eligible customer receivables on an ongoing basis to a fully consolidated financing entity. In February 2004, the financing agreement was terminated. During the first nine months of 2004, no customer receivables were sold under this financing agreement.

9. INVESTMENTS IN JOINT VENTURES

In March 2004, the Company sold its 30.76% ownership interest in Yorozu Corporation (“Yorozu”) to Yorozu, through a share buy-back transaction on the Tokyo Stock Exchange. Yorozu is a supplier of suspension modules and structural parts to the Asian and North American automotive markets. The Company received proceeds of approximately $51.7 million through this sale. The consideration for the sale was based on the prevailing price of Yorozu, as traded on the Tokyo Stock Exchange. The Company recognized a gain on the sale of $9.7 million. The proceeds of this divestiture were utilized for tooling purchases and other capital expenditures.

On February 10, 2004, the Company announced that a decision had been finalized by DaimlerChrysler to move the current production of the frame assembly for the Dodge Ram light truck from the Company’s Milwaukee, Wisconsin facility to the Company’s 40% owned joint venture partner, Metalsa, located in Monterrey, Mexico. The current Dodge Ram frame program produced in the Milwaukee facility was expected to run through 2009. The production move to Mexico is planned for mid-2005. The Company is in the process of determining the expected net economic impact of DaimlerChrysler’s decision to move the Dodge Ram frame line on its future consolidated results. The Company is currently in negotiations with DaimlerChrysler regarding the settlement of a cancellation claim associated with the decision of DaimlerChrysler to move the production. The Company recognized revenue associated with the Dodge Ram frame program of $43.7 million and $50.4 million for the three months ended September 30, 2004 and 2003, respectively, and $162.9 million and $161.6 million for the nine months ended September 30, 2004 and 2003, respectively.

10. RETIREMENT PLANS

The following table provides the components of net periodic pension benefit cost and other post-retirement benefit cost for the three months ended September 30, (in thousands):

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$2,140	$1,629	$94	$167
Interest cost	3,626	3,487	1,935	2,078
Expected return on plan assets	(3,045)	(2,438)	—	—
Amortization of transition assets	(1)	(8)	—	—
Amortization of prior service cost	1,054	595	—	—
Amortization of net losses	941	1,109	1,495	892

Net periodic benefit cost	$4,715	$4,374	$3,524	$3,137

The following table provides the components of net periodic pension benefit cost and other post retirement benefit cost for the nine months ended September 30, (in thousands):

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$6,420	$4,888	$283	$500
Interest cost	10,879	10,462	5,804	6,235
Expected return on plan assets	(9,134)	(7,313)	—	—
Amortization of transition assets	(4)	(23)	—	—
Amortization of prior service cost	3,162	1,785	—	—
Amortization of net losses	2,824	3,327	4,485	2,676

Net periodic benefit cost	$14,147	$13,126	$10,572	$9,411

The reversal of the pension curtailment loss of $6.3 million, recognized in the first quarter of 2004, associated with the Company’s decision to not move the Ford Ranger frame assembly is not reflected in the table immediately above but is reflected in the Company’s Statement of Operations for the nine months ended September 30, 2004 as a restructuring charge reversal. (See Notes 2 and 12 to the Condensed Consolidated Financial Statements).

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2003 that it expects its minimum pension funding requirements to be $38.0 million during 2004. During the three and nine months ended September 30, 2004, the Company made contributions of $10.9 million and $24.9 million, respectively, to its pension plans. The Company presently anticipates contributing an additional $6.3 million to fund its pension plans in 2004 for a total of $31.2 million based upon the Company’s most recent estimate.

The Company contributed $1.3 million and $5.4 million, respectively, during the three and nine months ended September 30, 2004 to its defined contribution employee savings plans.

The Company has determined that the Medicare Prescription Drug Improvement and Modernization Act of 2003 does not have a material impact on net periodic benefit cost.

11. SEGMENT INFORMATION

The Company produces a broad range of assemblies and modules for vehicle body structures and suspension systems for the global automotive industry. These operations have similar characteristics including the nature of products, production processes and customers and these operations produce lower vehicle structures, body structures (including Class A surfaces), suspension components, and suspension and powertrain modules for the automotive industry. Management reviews the operating results of the Company and makes decisions based upon two operating segments: North America and International.

Financial information by segment is as follows (in thousands):

	North
	America	International	Total
Three months ended September 30, 2004:
Revenues	$465,044	$257,290	$722,334
Operating income (loss)	(15,174)	12,035	(3,139)
Restructuring and asset impairment charge	2,020	—	2,020
Total assets	2,035,586	990,403	3,025,989
Three months ended September 30, 2003 (Restated):
Revenues	449,265	173,748	623,013
Operating income (loss)	(140,594)	2,427	(138,167)
Restructuring and asset impairment charge	132,243	—	132,243
Total assets	1,997,385	855,519	2,852,904
Nine months ended September 30, 2004:
Revenues	1,516,394	770,389	2,286,783
Operating income	13,736	48,492	62,228
Restructuring and asset impairment charge	(3,283)	—	(3,283)
Total assets	2,035,586	990,403	3,025,989
Nine months ended September 30, 2003:
Revenues	1,512,829	585,941	2,098,770
Operating income (loss)	(115,602)	41,218	(74,384)
Restructuring and asset impairment charge	147,621	—	147,621
Total assets	1,997,385	855,519	2,852,904

The change in the carrying amount of goodwill for the nine months ended September 30, 2004, by operating segment, is as follows (in thousands):

	North
	America	International	Total
Balance at December 31, 2003	$336,468	$162,195	$498,663
Currency translation adjustment	251	(1,804)	(1,553)

Balance at September 30, 2004	$336,719	$160,391	$497,110

12. RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

2004 ACTIONS

In July 2004, the Company committed to a plan to transfer production of its suspension link arm business from the Company’s facility in Bowling Green, Kentucky to its plant in Milan, Tennessee. The transfer of this production was completed in October 2004. The objective of this action is to gain production efficiencies and strengthen the Company’s competitiveness.

In September 2004, the Company committed to a plan to move manual stamping operations and related weld assemblies from its Greenville, Michigan facility to other Company locations in Elkton, Michigan and Kendallville, Indiana. This action is intended to enable the Greenville facility to concentrate on higher-margin business in progressive stampings and complex value-added assemblies. The transfer of this production is expected to be completed by January 2005.

The above mentioned production transfers are contained in the North America segment.

Qualifying exit costs (in accordance with SFAS 146) relating to the above mentioned actions are included in accrued liabilities in the accompanying Condensed Consolidated Balance Sheet at September 30, 2004. The table below summarizes the accrual for the 2004 Plan through September 30, 2004 (in thousands):

	Asset	Severance and
	Impairments	Outplacement Cost
Provision	$0.3	$0.7
Cash Usage	—	—
Non-cash usage	(0.3)	—

Balance at September 30, 2004	$—	$0.7

The Company anticipates additional cash charges in association with these actions in the amount of approximately $1.0 million.

MILWAUKEE RANGER AND NORTH AMERICA/CORPORATE OFFICE CONSOLIDATION ACTIVITIES (2003 PLAN):

In October 2003, the Company announced plans to consolidate its Novi, Michigan North America oversight and Grand Rapids, Michigan corporate office activities and close its Rochester Hills, Michigan prototype tooling and technical center facility. Qualifying exit costs (in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”) relating to these activities were recognized by the Company in the fourth quarter of 2003 totaling $3.7 million, comprised of cash charges of $2.1 million and non-cash asset impairment charges of $1.6 million. These costs are contained within the North America segment. The Company does not anticipate any significant additional expenses relating to this restructuring activity.

On May 27, 2003, the Company announced that it would transfer the production of high-volume frame assemblies for the Ford Ranger from its Milwaukee, Wisconsin facility to its Bellevue, Ohio facility. During 2003, the Company recorded $25.0 million pre-tax restructuring and asset impairment charges relating to this event. These charges reflect estimated qualifying “exit costs” comprising cash charges of $6.1 million, pension and other post-retirement benefit plan curtailment costs of $6.3 million and non-cash asset impairment charges of $12.6 million, all within the North America segment. These charges did not cover certain aspects of the 2003 Plan, including movement of equipment and colleague relocation and training, which are recognized in future periods as incurred. On December 5, 2003, the Company announced that it had decided not to proceed with the relocation of the Ford Ranger line based on revised economic factors from the original May 2003 decision principally due to concessions received from the Milwaukee labor unions and a need for management to focus on its 2004 new product launch schedule. Because the Company’s measurement date for pension and post-retirement benefits is September 30 and the decision to continue Ranger frame production in Milwaukee was made in December 2003, the curtailment loss was reversed in the first quarter of 2004 (see Note 2). The cash charges of $6.1 million were incurred prior to the reversal of the original decision to move the Ford Ranger frame production. SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” prohibits the restoration of the non-cash asset impairment charges of $12.6 million.

The accrual for the 2003 Plan is included in accrued liabilities in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003. The table below summarizes the accrual for the 2003 Plan through September 30, 2004 (in millions):

Severance and
Outplacement Costs
Balance at December 31, 2003	$2.0
Cash usage	(1.5)

Balance at September 30, 2004	$0.5

During the three and nine months ended September 30, 2004, the Company recognized restructuring charges pertaining to restructuring plans of previous years in the amounts of $1.0 million and $2.0 million, respectively.

13. COMPREHENSIVE LOSS

The following table presents comprehensive loss, net of tax (in thousands):

			For the nine months
	For the three months ended		ended
	September 30,		September 30,
		2003
	2004	(Restated)	2004	2003
Net loss	$(20,218)	$(105,859)	$(10,857)	$(91,641)
Change in cumulative translation adjustment	4,235	2,310	(8,610)	12,455
Unrealized gain (loss) on qualifying cash flow hedges, net of tax $575, $825, $2,299 and $1,243	1,118	1,601	4,463	2,413
Minimum pension liability	—	(11,485)	—	(11,485)

Comprehensive loss	$(14,865)	$(113,433)	$(15,004)	$(88,258)

14. COMMITMENTS AND CONTINGENCIES

The Company is subject to various legal actions and claims incidental to its business. Litigation is subject to many uncertainties and the outcome of individual litigated matters is not predictable with assurance. After discussions with counsel, it is the opinion of management that the outcome of such matters will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

15. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In September 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board reached a consensus in relation to EITF No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share,” which upon the Company’s adoption, will require the Company to include the effect of the Convertible Debentures in the calculation of diluted earnings per share, except in instances where the impact is anti-dilutive. EITF No. 04-8 is effective beginning in the fourth quarter of 2004. If the Company had adopted EITF 04-8 during the three and nine months ended September 30, 2004, common stock equivalents pertaining to the Convertible Debentures would have totaled 28.9 million shares and 13.6 million shares, respectively, on an if converted basis. These common stock equivalents would have not been included in the calculation of diluted loss per share for the three and nine months ended September 30, 2004, as the impact would be anti-dilutive.

16. SUBSEQUENT EVENT

Costs Associated with Exit or Disposal Activities

On October 28, 2004, the Company committed to a plan to consolidate the stamping operations of its Gunpo, Korea facility (“Gunpo”) into its Hwasung, Korea plant (“Hwasung”) and to move welding operations from Gunpo to Hwasung and the Company’s facility in Shiwha, Korea (“Shiwha”). These actions were taken for the purpose of reducing future operating costs and are expected to be completed by March 2006.

Total estimated costs associated with these actions amount to approximately $0.5 million, which is comprised of employee termination benefits of $0.23 million and other associated costs amounting to $0.27 million. All of these costs involve future cash expenditures. The Company is currently pursuing alternative uses for the machinery and equipment at Gunpo which will be relocated to Hwasung and Shiwha. At this time, the Company is unable to estimate whether an impairment of such machinery and equipment has occurred as a result of this plan.

17. CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:

The following consolidating financial information presents balance sheets, statements of operations and cash flow information related to the Company’s business. Each Guarantor, as defined, is a direct or indirect wholly owned subsidiary of the Company and has fully and unconditionally guaranteed the 9.25% senior unsecured Euro notes issued by R. J. Tower Corporation in 2000 and the 12% senior unsecured notes issued by R.J. Tower Corporation in 2003, on a joint and several basis. Tower Automotive, Inc. (the parent company) has also fully and unconditionally guaranteed the notes and is reflected as the Parent Guarantor in the consolidating financial information. The Non-Guarantor Restricted Companies are the Company’s foreign subsidiaries except for Seojin Industrial Company Limited, which is reflected as the Non-Guarantor Unrestricted Company in the consolidating financial information. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material to investors.

TOWER AUTOMOTIVE INC.
Consolidating Balance Sheets at September 30, 2004
(Amounts in thousands — unaudited)

				Non-	Non-
				Guarantor	Guarantor
	R. J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$103,590	$—	$168	$40,960	$262	$—	$144,980
Accounts receivable	10,654	—	189,635	164,108	16,129	—	380,526
Inventories	—	—	76,187	47,599	13,181	—	136,967
Deferred income taxes, net	14,249	—	—	1,482	(528)	—	15,203
Prepaid tooling and other	3,511	—	85,534	54,131	6,818	—	149,994

Total current assets	132,004	—	351,524	308,280	35,862	—	827,670

Property, plant and equipment, net	1,192	—	704,103	293,372	170,084	—	1,168,751
Investments in joint ventures	208,023	—	—	—	—	—	208,023
Investment in subsidiaries	515,212	405,001	—	—	—	(920,213)	—
Deferred income taxes, net	112,814	21,716	27,314	4,887	(2,318)	—	164,413
Goodwill	—	—	326,310	170,800	—	—	497,110
Other assets, net	33,765	10,075	68,840	27,645	19,697	—	160,022

	$1,003,010	$436,792	$1,478,091	$804,984	$223,325	$(920,213)	$3,025,989

Liabilities and Stockholders’ Investment
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$3,750	$—	$3,621	$22,238	$72,202	$—	$101,811
Convertible senior debenture	—	—	—	—	—	—	—
Accounts payable	5,833	—	462,648	159,022	41,030	—	668,533
Accrued liabilities	62,768	2,561	111,053	63,103	7,325	—	246,810

Total current liabilities	72,351	2,561	577,322	244,363	120,557	—	1,017,154

Long-term debt, net of current maturities	854,599	258,750	63,203	12,574	43,348	—	1,232,474
Convertible senior debenture	—	121,636	—	—	—	—	121,636
Obligations under capital leases, net of current maturities	—	—	—	34,412	941	—	35,353
Due to/(from) affiliates	(366,543)	(351,156)	534,602	185,607	(2,510)	—	—
Other noncurrent liabilities	18,620	—	146,626	40,276	8,849	—	214,371

Total noncurrent liabilities	506,676	29,230	744,431	272,869	50,628	—	1,603,834

Stockholders’ investment	423,983	405,001	156,338	287,752	52,140	(920,213)	405,001

	$1,003,010	$436,792	$1,478,091	$804,984	$223,325	$(920,213)	$3,025,989

TOWER AUTOMOTIVE INC.
Consolidating Statements of Operations for the Three Months Ended September 30, 2004
(Amounts in thousands — unaudited)

				Non-	Non-
				Guarantor	Guarantor
	R. J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$—	$454,613	$193,155	$74,566	$—	$722,334
Cost of sales	(1,536)	—	447,552	173,162	70,772	—	689,950

Gross profit	1,536	—	7,061	19,993	3,794	—	32,384
Selling, general and administrative expenses	(8,534)	—	29,622	9,993	2,422	—	33,503
Restructuring and asset impairment charge	759	—	1,261	—	—	—	2,020

Operating income (loss)	9,311	—	(23,822)	10,000	1,372	—	(3,139)
Interest expense, net	24,513	6,849	1,824	973	1,902	—	36,061
Unrealized loss on derivative	—	(5,710)	—	—	—	—	(5,710)

Income (loss) before provision for income taxes, equity in earnings of joint ventures and minority interest	(15,202)	(1,139)	(25,646)	9,027	(530)	—	(33,490)
Provision (benefit) for income taxes	(5,168)	(1,700)	(8,721)	3,069	(180)	—	(12,700)

Income (loss) before equity in earnings of joint ventures and minority interest	(10,034)	561	(16,925)	5,958	(350)	—	(20,790)
Equity earnings in joint ventures and subsidiaries, net	(10,745)	(20,779)	—	—	—	33,648	2,124
Minority interest, net	—	—	—	(1,552)	—	—	(1,552)

Net income (loss)	$(20,779)	$(20,218)	$(16,925)	$4,406	$(350)	$33,648	$(20,218)

TOWER AUTOMOTIVE INC.
Consolidating Statements of Operations for the Nine Months Ended September 30, 2004
(Amounts in thousands — unaudited)

				Non-	Non-
				Guarantor	Guarantor
	R. J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$—	$1,487,340	$587,153	$212,290	$—	$2,286,783
Cost of sales	(5,784)	—	1,414,990	517,927	197,907	—	2,125,040

Gross profit	5,784	—	72,350	69,226	14,383	—	161,743
Selling, general and administrative expenses	(24,294)	—	90,421	29,267	7,404	—	102,798
Restructuring and asset impairment charge	1,203	—	(4,486)	—	—	—	(3,283)

Operating income	28,875	—	(13,585)	39,959	6,979	—	62,228
Interest expense, net	72,402	23,501	(82)	3,871	5,717	—	105,409
Unrealized loss on derivative	—	(3,860)	—	—	—	—	(3,860)

Income (loss) before provision for income taxes, equity in earnings of joint ventures and minority interest	(43,527)	(19,641)	(13,503)	36,088	1,262	—	(39,321)
Provision (benefit) for income taxes	(14,534)	(7,991)	(4,591)	12,269	429	—	(14,418)

Income (loss) before equity in earnings of joint ventures and minority interest	(28,993)	(11,650)	(8,912)	23,819	833	—	(24,903)
Equity earnings in joint ventures and subsidiaries, net	20,054	793	—	—	—	(11,754)	9,093
Gain on sale of joint venture investment, net	9,732	—	—	—	—	—	9,732
Minority interest, net	—	—	—	(4,779)	—	—	(4,779)

Net income (loss)	$793	$(10,857)	$(8,912)	$19,040	$833	$(11,754)	$(10,857)

TOWER AUTOMOTIVE INC.
Consolidating Statements of Cash Flows for the Nine Months Ended September 30, 2004
(Amounts in thousands — unaudited)

				Non-	Non-
				Guarantor	Guarantor
	R. J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income	$2,106	$(10,857)	$(8,912)	$19,040	$833	$(13,067)	$(10,857)
Adjustments required to reconcile net income to net cash provided by (used in) operating activities
Non-cash restructuring charge	—	—	(6,276)	—	—	—	(6,276)
Depreciation	217	—	70,852	30,484	12,801	—	114,354
Deferred income tax provision (benefit)	(21,698)	—	(242)	(3,909)	650	—	(25,199)
Gain on sale of joint venture investment	(9,732)	—	—	—	—	—	(9,732)
Equity in earnings of joint ventures, net	(9,093)	—	—	—	—	—	(9,093)
Changes in working capital and other operating items	18,532	(23,146)	(39,488)	5,768	12,377	13,067	(12,890)

Net cash provided by (used in) operating activities	(19,668)	(34,003)	15,934	51,383	26,661	—	40,307

INVESTING ACTIVITIES:
Capital expenditures, net	(581)	—	(132,335)	(31,849)	(12,083)	—	(176,848)
Divestitures of subsidiary	(57,147)	108,847	—	—	—	—	51,700
Acquisitions, including joint venture interests, earn out payments and dividends	—	—	—	—	(21,299)	—	(21,299)

Net cash provided by (used in) investing activities	(57,728)	108,847	(132,335)	(31,849)	(33,382)	—	(146,447)

FINANCING ACTIVITIES:
Proceeds from borrowings	421,509	125,000	1	5,657	27,870	—	580,037
Repayment of debt	(240,458)	(199,984)	(1,784)	(24,650)	(23,015)	—	(489,891)
Net proceeds from issuance of stock	(65)	140	—	—	—	—	75

Net cash provided by (used for) financing activities	180,986	(74,844)	(1,783)	(18,993)	4,855	—	90,221

NET CHANGE IN CASH AND CASH EQUIVALENTS	103,590	—	(118,184)	541	(1,866)	—	(15,919)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	118,352	40,419	2,128	—	160,899

CASH AND CASH EQUIVALENTS, END OF PERIOD	$103,590	$—	$168	$40,960	$262	$—	$144,980

TOWER AUTOMOTIVE INC.
Consolidating Balance Sheets at December 31, 2003
(Amounts in thousands — unaudited)

				Non-	Non-
				Guarantor	Guarantor
	R. J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$118,352	$40,419	$2,128	$—	$160,899
Accounts receivable	—	—	177,177	129,633	18,789	—	325,599
Inventories	—	—	73,760	44,876	11,368	—	130,004
Deferred income taxes, net	—	—	14,250	5,866	—	—	20,116
Prepaid tooling and other	—	—	39,849	41,445	10,368	—	91,662

Total current assets	—	—	423,388	262,239	42,653	—	728,280

Property, plant and equipment, net	—	—	642,240	288,430	125,203	—	1,055,873
Investments in joint ventures	247,756	—	—	377	—	—	248,133
Investment in subsidiaries	411,267	413,510	—	—	—	(824,777)	—
Deferred income taxes, net	—	21,716	119,857	(3,406)	8,777	—	146,944
Goodwill	—	—	326,309	172,354	—	—	498,663
Other assets, net	14,881	7,096	82,162	37,574	26,803	—	168,516

	$673,904	$442,322	$1,593,956	$757,568	$203,436	$(824,777)	$2,846,409

Liabilities and Stockholders’ Investment
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$—	$—	$3,622	$32,916	$63,059	$—	$99,597
Convertible subordinated notes	—	199,984	—	—	—	—	199,984
Accounts payable	—	—	399,319	114,333	42,384	—	556,036
Accrued liabilities	11,124	4,166	161,788	64,044	8,862	—	249,984

Total current liabilities	11,124	204,150	564,729	211,293	114,305	—	1,105,601

Long-term debt, net of current maturities	679,177	258,750	65,871	16,202	40,859	—	1,060,859
Obligations under capital leases, net of current maturities	—	—	—	40,054	2,744	—	42,798
Due to/(from) affiliates	(479,789)	(434,088)	758,417	147,123	8,337	—	—
Other noncurrent liabilities	—	—	180,827	34,431	8,383	—	223,641

Total noncurrent liabilities	199,388	(175,338)	1,005,115	237,810	60,323	—	1,327,298

Stockholders’ investment	463,392	413,510	24,112	308,465	28,808	(824,777)	413,510

	$673,904	$442,322	$1,593,956	$757,568	$203,436	$(824,777)	$2,846,409

TOWER AUTOMOTIVE INC.
Consolidating Statements of Operations for the Three Months Ended September 30, 2003 (Restated)
(Amounts in thousands — unaudited)

				Non-	Non-
				Guarantor	Guarantor
	R. J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$—	$424,695	$144,617	$53,701	$—	$623,013
Cost of sales	—	—	404,682	129,119	53,366	—	587,167

Gross profit	—	—	20,013	15,498	335	—	35,846
Selling, general and administrative expenses	—	—	30,395	9,789	1,586	—	41,770
Restructuring and asset impairment charge	—	—	131,247	996	—	—	132,243

Operating income (loss)	—	—	(141,629)	4,713	(1,251)	—	(138,167)
Interest expense (income), net	18,487	6,866	(927)	1,036	1,806	—	27,268

Income (loss) before provision for income taxes, equity in earnings of joint ventures and minority interest	(18,487)	(6,866)	(140,702)	3,677	(3,057)	—	(165,435)
Provision (benefit) for income taxes	(6,286)	(2,335)	(47,843)	1,250	(1,039)	—	(56,253)

Income (loss) before equity in earnings of joint ventures and minority interest	(12,201)	(4,531)	(92,859)	2,427	(2,018)	—	(109,182)
Equity earnings in joint ventures and subsidiaries, net	(89,127)	(101,328)	—	—	—	194,848	4,393
Minority interest, net	—	—	—	(1,070)	—	—	(1,070)

Net income (loss)	$(101,328)	$(105,859)	$(92,859)	$1,357	$(2,018)	$194,848	$(105,859)

TOWER AUTOMOTIVE INC.
Consolidating Statements of Operations for the Nine Months Ended September 30, 2003
(Amounts in thousands — unaudited)

				Non-	Non-
				Guarantor	Guarantor
	R. J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$—	$1,416,477	$472,713	$209,580	$—	$2,098,770
Cost of sales	—	—	1,307,712	406,868	195,372	—	1,909,952

Gross profit	—	—	108,765	65,845	14,208	—	188,818
Selling, general and administrative expenses	—	—	82,926	27,986	4,669	—	115,581
Restructuring and asset impairment charge	—	—	146,391	1,230	—	—	147,621

Operating income (loss)	—	—	(120,552)	36,629	9,539	—	(74,384)
Interest expense (income), net	41,812	20,598	(9,426)	3,554	5,582	—	62,120

Income (loss) before provision for income taxes, equity in earnings of joint ventures and minority interest	(41,812)	(20,598)	(111,126)	33,075	3,957	—	(136,504)
Provision (benefit) for income taxes	(14,216)	(7,003)	(37,785)	11,246	1,346	—	(46,412)

Income (loss) before equity in earnings of joint ventures and minority interest	(27,596)	(13,595)	(73,341)	21,829	2,611	—	(90,092)
Equity earnings in joint ventures and subsidiaries, net	(44,686)	(72,282)	—	—	—	125,149	8,181
Minority interest, net	—	(5,764)	—	(3,966)	—	—	(9,730)

Net income (loss)	$(72,282)	$(91,641)	$(73,341)	$17,863	$2,611	$125,149	$(91,641)

TOWER AUTOMOTIVE INC.
Consolidating Statements of Cash Flows for the Nine Months Ended September 30, 2003
(Amounts in thousands — unaudited)

				Non-	Non-
				Guarantor	Guarantor
	R. J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(72,282)	$(91,641)	$(73,341)	$17,863	$2,611	$125,149	$(91,641)
Adjustments required to reconcile net income to net cash provided by (used in) operating activities
Non-cash restructuring and asset impairment charge	—	—	144,494	1,230	—	—	145,724
Customer recovery related to program cancellation	—	—	15,600	—	—	—	15,600
Depreciation	—	—	76,550	35,002	8,087	—	119,639
Deferred income tax provision (benefit)	—	—	(52,151)	1,508	384	—	(50,259)
Equity in earnings of joint ventures, net	(8,181)	—	—	—	—	—	(8,181)
Changes in working capital and other operating items	(248,025)	(5,469)	291,471	36,206	8,127	(73,050)	9,260

Net cash provided by (used in) operating activities	(328,488)	(97,110)	402,623	91,809	19,209	52,099	140,142

INVESTING ACTIVITIES:
Capital expenditures, net	—	—	(133,689)	(26,429)	(20,008)	—	(180,126)
Acquisitions and other, net	114,704	96,460	(155,559)	—	—	(52,099)	3,506

Net cash provided by (used in) investing activities	114,704	96,460	(289,248)	(26,429)	(20,008)	(52,099)	(176,620)

FINANCING ACTIVITIES:
Proceeds from borrowings	1,530,241	—	1,832	12,457	4,267	—	1,548,797
Repayment of debt	(1,316,457)	—	(5,988)	(63,104)	(5,862)	—	(1,391,411)
Net proceeds from issuance of stock	—	650	—	—	—	—	650

Net cash provided by (used for) financing activities	213,784	650	(4,156)	(50,647)	(1,595)	—	158,036

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	109,219	14,733	(2,394)	—	121,558
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	—	9,191	4,508	—	13,699

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$109,219	$23,924	$2,114	$—	$135,257

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company produces a broad range of assemblies and modules for vehicle frames, upper body structures and suspension systems for the global automotive industry. Including wholly owned subsidiaries and investments in joint ventures, the Company has production and engineering facilities in the United States, Canada, Italy, Germany, Belgium, Poland, France, Spain, Brazil, India, Slovakia, Korea, Japan, China and Mexico.

The Company’s products are manufactured utilizing steel and various purchased assemblies. The price of steel has increased significantly during 2004 compared to recent historical periods due to a shortage of certain raw materials necessary to produce steel and increased global demand, primarily in China. The Company purchases a substantial portion of its steel from its customers through the customers’ repurchase programs. The purchases through customers’ repurchase programs have somewhat mitigated the severity of price increases associated with the procurement of steel. The remainder of the Company’s steel purchasing requirements is met through contracts with steel producers and market purchases. Prices associated with such purchases have rapidly increased during 2004. We expect the effect of increased steel prices to continue to have an adverse impact on the Company’s results of operations for the foreseeable future. The Company’s agreements with its customers generally do not permit the Company to increase selling prices for increases in prices of raw material inputs. The Company is pursuing several initiatives to mitigate the impact of such raw material price increases on its results of operations. Such initiatives include moving more steel purchases to customer repurchase programs, pursuing selling price increases from customers and reducing other operating costs, among other initiatives. The Company can provide no assurances that such initiatives will be successful.

The Company’s gross margins have been declining since 1999. Generally, the Company’s customers require the reduction of selling prices of the Company’s products for each year during the respective lives of such product programs, generally five to seven years. The Company’s ability to maintain or improve its profit margins is directly linked to its ability to offset these sales price reductions with reduced operating costs. During the three months ended September 30, 2004, selling price increases increased gross profit by $2.8 million in comparison to the corresponding period of 2003. During the nine months ended September 30, 2004, net selling price reductions reduced gross profit by $7.8 million in comparison to the comparable period of 2003. The 2004 periods were favorably impacted by raw material cost recoveries in the Company’s international operations.

The number of new vehicle launches also impacts the Company’s gross margins. The Company’s operating costs are higher during a product launch period relative to when the vehicle has reached normal production volumes. In addition, the Company’s gross margins are impacted by the commercial success of the vehicles to which the Company is a supplier, general global economic conditions and automotive production volumes. During the first nine months of 2004, the Company was adversely impacted by the large number of new product launches in comparison to the corresponding period of 2003. These launches, which are significant both in terms of number and relative size, reduced gross profit by $0.7 million and $16.6 million, respectively, in the three and nine months ended September 30, 2004, in comparison to the corresponding periods of 2003. The Company expects this impact to continue through at least some portion of the fourth quarter of 2004. General economic conditions, such as labor costs and health care, reduced gross profit by $18.3 million and $38.2 million, respectively, during the three and nine months ended September 30, 2004, compared to the three and nine months ended September 30, 2003.

To address the deterioration in operating performance, management has initiated plans to: (a) centralize and standardize processes which were previously performed on a decentralized basis, including purchasing, customer quoting and product costing, product engineering and accounting; (b) rationalize and reduce capital expenditures to more closely align capital spending with expected product returns; (c) use centralization and standardization to leverage cost improvement ideas across the Company’s operating facilities globally; and (d) a number of other cost reduction initiatives.

If the Company is not successful in implementing these actions, the Company may continue to experience declining gross margins, which would hinder the Company’s ability to pay down existing indebtedness, fund future growth and provide returns to stockholders.

On February 10, 2004, the Company announced that a decision had been finalized by DaimlerChrysler to move the current production of the frame assembly for the Dodge Ram light truck from the Company’s Milwaukee, Wisconsin facility to the Company’s 40% owned joint venture partner, Metalsa located in Monterrey, Mexico. The current Dodge Ram frame program produced in the Milwaukee facility was expected to run through 2009. The production move to Mexico is planned for mid-2005. The Company is in the process of determining the expected net economic impact of DaimlerChrysler’s decision to move the Dodge Ram frame line on its future consolidated results. The Company is also currently in negotiations with DaimlerChrysler regarding a settlement pertaining to costs associated with the move.

For a more detailed description of other factors that have had, or may in the future have, a significant impact on the Company’s business, please refer to “Forward Looking Statements”, “Market Risks” and “Opportunities” contained in this Management’s Discussion and Analysis for insight on opportunities, challenges and risks, such as those presented by known material trends and uncertainties, on which the Company’s management is most focused for both the short term and long term, as well as the actions management is taking to address these opportunities, challenges and risks.

RESULTS OF OPERATIONS

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, certain amounts for the three months ended September 30, 2003 are different from the amounts originally reported as a result of a restatement of a $7.7 million curtailment loss for pension and other post-retirement benefits related to the Company’s 2003 restructuring plan (subsequently reduced to $6.3 million based upon updated actuary information in the fourth quarter of 2003). See Note 2 to the Condensed Consolidated Financial Statements.

THE THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES. Revenues increased by $99.3 million, or 15.9%, during the three months ended September 30, 2004 to $722.3 million from $623.0 million during the three months ended September 30, 2003. Higher volume including product mix and favorable foreign exchange effects increased revenues by $82.0 million and $14.5 million, respectively, during the 2004 period. The remaining $2.8 million of the increase was primarily attributable to steel price recoveries from certain customers. New business programs accounted for over approximately 45% of total revenue for the 2004 period: however, a significant portion of this business is still in launch or in the initial stages of production.

GROSS PROFIT AND GROSS MARGIN. Gross margin for the quarter ended September 30, 2004 was 4.5% compared to 5.8 % for the comparable period of 2003. Gross profit decreased by $3.5 million, or 9.7%, to $32.4 million during the 2004 period compared to $35.8 million during the 2003 period. The decrease in gross margin and gross profit resulted primarily from increased costs associated with the Company’s product launch activities of $0.7 million and higher operating expenses of $23.2 million, which includes the effects of higher material costs, primarily steel ($12.3 million), higher health care costs ($1.6 million), operating inefficiencies ($4.9 million) and general economic conditions (i.e. general labor rate increases , higher energy costs, etc.) pertaining to the Company ($4.4 million). In addition, the Company recognized property and equipment write offs in the amount of $1.3 million during the 2004 period. These declines were partially offset by net selling price increases of $2.8 million, favorable foreign currency effects of $1.4 million and volume and product mix effects of $17.6 million

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $8.3 million, or 19.8%, to $33.5 million during the three months ended September 30, 2004 from $41.8 million for the corresponding period of 2003. Selling, general and administrative expenses represented 4.6% of revenues during the 2004 period in comparison to 6.7% in the 2003 period. The decline resulted primarily from the

Company’s 2003 Restructuring Plan involving the Company’s corporate consolidation activities.

OPERATING LOSS. Operating loss decreased by $135.0 million to $3.1 million during the three months ended September 30, 2004 from $138.2 million during the comparable period of 2003. This decrease was due to declines of $130.2 million and $8.3 million, respectively, in restructuring and impairment charges and selling, general and administrative expenses, which were partially offset by the above-mentioned $3.5 million decrease in gross profit.

INTEREST EXPENSE, NET. Interest expense, net increased by $8.8 million to $36.1 million during the 2004 period in comparison to $27.3 million in the 2003 period. The increase was attributable to $2.1 million associated with the Company’s 5.75% Convertible Debentures issued in May 2004, $6.7 million pertaining to increased debt balances and interest rates relating to the Company’s credit agreement arrangements entered into in May 2004.

UNREALIZED GAIN ON DERIVATIVE. The Company recognized an unrealized gain on derivative of $5.7 million during the three months ended September 30, 2004. The embedded conversion option associated with the 5.75% Convertible Debentures, issued in May 2004, was required to be bifurcated from the host debt contract. This bifurcated derivative was being marked to market during the period of July 1, 2004 through September 19, 2004. On September 20, 2004, the Company’s stockholders approved the issuance of the Convertible Debentures and the associated shares of common stock, thereby, eliminating the requirement for mark to market adjustments. (See Note 6 to Condensed Consolidated Financial Statements).

BENEFIT FOR INCOME TAXES. The Company recognized a tax benefit of $12.7 million (effective income tax benefit rate of 37.9%) for the three months ended September 30, 2004 compared to an income tax benefit of $56.3 million (effective income tax benefit rate of 34.0%) during the corresponding period of 2003. The higher effective benefit rate for the 2004 period was primarily attributable to the Unrealized Gain on Derivative not being taxable.

EQUITY IN EARNINGS OF JOINT VENTURES. Equity in earnings of joint ventures declined by $2.3 million, or 51.7%, to $2.1 million during the three months ended September 30, 2004 from $4.4 million during the three months ended September 30, 2003. The decrease resulted primarily from the absence of equity earnings pertaining to the Company’s joint venture interest in Yorozu during the 2004 period compared to $2.1 million of equity earnings pertaining to Yorozu during the 2003 period. The Company sold its 30.76% ownership interest in Yorozu on March 11, 2004.

MINORITY INTEREST. Minority interest increased by $0.5 million, or 45.0%, to $1.6 million during the three months ended September 30, 2004 from $1.1 million in the corresponding period of 2003. This increase reflected improved earnings at Tower Golden Ring.

NET LOSS. The Company recognized a net loss of $20.2 million, or $0.35 per basic and diluted share, in the three months ended September 30, 2004 compared to the recognition of net loss of $105.9 million, or $1.87 per basic and diluted share, during the three months ended September 30, 2003. The $85.6 million decline in the net loss for the 2004 period was primarily attributable to the above mentioned decline in operating loss which primarily resulted from lower selling, general and administrative expenses and significantly reduced restructuring and asset impairment charges.

THE NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES. Revenues for the first nine months of 2004 increased by $188.0 million, or 9.0%, to $2.29 billion from $2.10 billion during the first nine months of 2003. Higher volume and favorable product mix increased revenue by $153.6 million and foreign exchange effects increased revenues by $42.2 million. These increases were partially offset by net selling price reductions of $7.8 million.

GROSS PROFIT AND GROSS MARGIN. Gross margin for the first nine months of 2004 was 7.1% compared to 9.0% for the comparable period of 2003. Gross profit declined by $27.1 million, or 14.4%, to $161.7 million during the 2004 period compared to $188.8 million during the 2003 period. The decreases in gross margin and gross profit were primarily attributable to increased costs associated with the Company’s product launch activities of $16.6 million during the 2004 period, net customer selling price reductions of $7.8 million and higher operating expenses of $38.2 million, which includes the effects of higher material costs, primarily steel ($17.9 million), higher health care costs ($8.1 million) and $12.2 million pertaining to general economic conditions (i.e. general labor rate increases, higher energy costs, etc.) pertaining to the Company. In addition, the Company recognized $2.3 million in property and equipment write offs in the 2004 period. These declines were partially offset by operating efficiencies of $7.4 million, favorable foreign currency effects of $3.0 million and volume and product mix effects of $27.4 million.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses declined by $12.8 million, or 11.1%, to $102.8 million during the first nine months of 2004 from $115.6 million during the first nine months of 2003. Selling, general and administrative expenses represented 4.5% of revenues during the 2004 period compared to 5.5% during the 2003 period. The decline is primarily attributable to lower expenses resulting from the Company’s 2003 Restructuring Plan involving the Company’s corporate consolidation activities.

OPERATING INCOME (LOSS). The Company recognized operating income of $62.2 million during the first nine months of 2004 compared to the recognition of an operating loss of $74.4 million during the corresponding period of 2003. The operating income for the 2004 period was attributable to the lower selling, general and administrative expenses of $12.8 million mentioned above and a decline in restructuring and asset impairment charges of $150.9 million. These positive impacts were partially offset by the $27.1 million decline in gross profit.

INTEREST EXPENSE, NET. Interest expense, net increased by $43.3 million, or 69.7%, to $105.4 million for the first nine months of 2004 from $62.1 million for the corresponding period of 2003. The increase was attributable to: (i) increased interest of $13.9 million related to the 12% senior notes issued in June 2003; (ii) $8.8 million related to the Trust Preferred Securities, which was recorded as minority interest during the first six months of 2003; (iii) the write off of deferred financing fees of $3.3 million related to debt paid off in the second quarter of 2004; (iv) $1.4 million associated with a call premium pertaining to $200 million convertible subordinated notes which were repaid in June 2004; (v) $3.0 million associated with the Company’s 5.75% Convertible Debentures issued in May 2004 and (vi) $12.9 million pertaining to increased debt balances and interest rates relating to the Company’s credit agreement arrangements entered into in May 2004.

UNREALIZED GAIN ON DERIVATIVE. The Company recognized an unrealized gain on derivative of $3.9 million during the nine months ended September 30, 2004. The embedded conversion option associated with the 5.75% Convertible Debentures, issued in May 2004, was required to be bifurcated from the host debt contract. This bifurcated derivative was being marked to market during the period of May 24, 2004 through September 19, 2004. On September 20, 2004, the Company’s stockholders approved the issuance of the Convertible Debentures and the associated shares of common stock, thereby, eliminating the requirement for mark to market adjustments. (See Note 6 to Condensed Consolidated Financial Statements).

BENEFIT FOR INCOME TAXES. The Company recognized a tax benefit of $14.4 million (effective income tax benefit rate of 36.7%) for the nine months ended September 30, 2004 compared to an income tax benefit of $46.4 million (effective income tax benefit rate of 34.0%) during the corresponding period of 2003. The higher effective benefit rate for the 2004 period was primarily attributable to the Unrealized Gain on Derivative not being taxable.

EQUITY IN EARNINGS OF JOINT VENTURES. Equity in earnings of joint ventures increased by $0.9 million, or 11.1%, during the nine months ended September 30, 2004 to $9.1 million from $8.2 million during the nine months ended September 30, 2003. The increase primarily resulted from the Company’s share of earnings from its joint venture interests in Metalsa and DTA Development in the amounts of $1.9 million and $0.1 million, respectively, more than offsetting a decline in the Company’s share of earnings from its joint venture interest in Yorozu in the amount of $1.1 million. The Company sold its 30.76% ownership interest in Yorozu on March 11, 2004.

MINORITY INTEREST. Minority interest declined by $5.0 million, or 50.9%, during the first nine months of 2004 to $4.8 million from $9.7 million during the first nine months of 2003. The 2003 period included dividends, net of income tax benefit on the Company’s Trust Preferred Securities, in the amount of $5.8 million, which are now classified as interest expense. This decrease was partially offset by an increase of $0.7 million, associated with improved earnings at Tower Golden Ring.

GAIN ON SALE OF JOINT VENTURE. The gain on sale of joint venture of $9.7 million for the nine months ended September 30, 2004 represents the Company’s sale of its 30.76% ownership interest in Yorozu. (See Note 9 to the Condensed Consolidated Financial Statements).

NET LOSS. The Company recognized a net loss of $10.9 million, or $0.19 per basic and diluted share, in the nine months ended September 30, 2004 compared to the recognition of a net loss of $91.6 million, or $1.62 per basic and diluted share. The $80.8 million decline in the net loss for the 2004 period was primarily attributable to the above mentioned decline in operating loss which primarily resulted from lower selling, general and administrative expenses and significantly reduced restructuring and asset impairment charges.

RESTRUCTURING AND ASSET IMPAIRMENT

On October 28, 2004, Tower Automotive, Inc. (the “Company”) committed to a plan to consolidate the stamping operations of its Gunpo, Korea facility (“Gunpo”) into its Hwasung, Korea plant (“Hwasung”) and to move welding operations from Gunpo to Hwasung and the Company’s facility in Shiwha, Korea. These actions were taken for the purpose of reducing future operating costs and are expected to be completed by March 2006. Total estimated costs associated with these actions amount to approximately $0.5 million. All of these costs involve future cash expenditures. The Company is currently pursuing alternative uses for the machinery and equipment at Gunpo which will not be relocated to Hwasung and Shiwha. At this time, the Company is unable to estimate whether impairment of such machinery and equipment has occurred as a result of this plan.

During the third quarter of 2004, the Company committed to a plan to transfer production of its suspension link arm business from the Company’s facility in Bowling Green, Kentucky to its plant in Milan, Tennessee to gain production efficiencies and strengthen competitiveness. The Company also committed to a plan to move manual stamping operations and related weld assemblies from its Greenville, Michigan facility to other Company locations in Elkton, Michigan and Kendallville, Indiana, during the third quarter of 2004, to enable the Greenville facility to concentrate on higher-margin business in progressive stampings and complex value-added assemblies. The Company recognized cash charges and non-cash asset impairment charges in association with these actions in the amounts of $0.7 million and $0.3 million during the third quarter of 2004. These costs as well as any additional costs expected to be incurred relating to these activities are within the North America segment. The Greenville, Michigan move is expected to be completed during the first quarter of 2005, while the transfer of production from the Bowling Green, Kentucky facility was completed during the fourth quarter of 2004.

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

On May 27, 2003, the Company announced that it would transfer the production of high-volume frame assemblies for the Ford Ranger from its Milwaukee facility to its Bellevue, Ohio facility. During 2003, the Company recorded $25.0 million pre-tax restructuring and asset impairment charges relating to this event. These charges reflect estimated qualifying “exit costs” comprising of cash charges of $6.1 million, pension and other post-retirement benefit plan curtailment costs of $6.3 million and non-cash asset impairment charges of $12.6 million, all within the North America segment. These charges did not cover certain aspects of the 2003 Plan, including movement of equipment and colleague relocation and training, which are being recognized as incurred. On December 5, 2003, the Company announced that it had decided not to proceed with the relocation of the Ford Ranger line based on revised economic factors from the original May 2003 decision principally due to concessions received from the Milwaukee labor unions and a need for management to focus on its 2004 new product launch schedule. Because the Company’s measurement date for pension and post-retirement benefits is September 30, the decision to continue Ranger frame production in Milwaukee made in December 2003 resulted in a reversal of the curtailment loss on a three-month lag, in the first quarter of 2004, as discussed above. The cash charges of $6.1 million were incurred prior to the reversal of the original decision to move the Ford Ranger frame production. SFAS No. 144, “Accounting for Impairment or

Disposal of Long-Lived Assets” prohibits the restoration of the non-cash asset charges of $12.6 million.

Management presently anticipates that the Company will incur cash restructuring expenses in the range of $1.0 million to $2.0 million for the remainder of 2004.

The Company has historically executed various restructuring plans and may execute additional plans in the future to respond to customer sourcing decisions, to realign manufacturing capacity to prevailing global automotive production and to improve the utilization of remaining facilities.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2004, the Company’s cash requirements were met through operations, commercial borrowings and the issuance of 5.75% Convertible Debentures. At September 30, 2004, the Company had available liquidity in the amount of $145.0 million, which consisted of cash on hand.

Net cash provided by operating activities was $40.3 million during the nine months ended September 30, 2004 compared to net cash provided by operating activities of $140.1 million during the nine months ended September 30, 2003. The amount provided during the first nine months of 2004 primarily resulted from net loss net of depreciation, unrealized gain on derivative and gain on sale of joint venture in the amount of $90.5 million, which was offset by increases in accounts receivable, and inventories in the amounts of $54.9 million and $7.0 million, respectively. The remaining $11.7 million of cash provided by operating activities resulted from increases in current liability balances, primarily accounts payable, more than offsetting increases in applicable other current asset balances. The increase in accounts receivable was due to slower payment practices of certain major customers of the Company. The increase in inventory and applicable current liability levels was attributable to increased business activity levels.

Net cash utilized in investing activities was $146.4 million during the first nine months of 2004 compared to net cash utilized of $176.6 million in the corresponding period of 2003. The utilization for the 2004 period resulted from capital expenditures of $176.8 million and the acquisition of the remaining 34% interest in Seojin Industrial Company Ltd. from the Company’s joint venture partner for $21.3 million. The impact of these items was partially offset by proceeds of $51.7 million from the sale of Yorozu. Capital expenditures for 2004 are expected to be approximately $230.0 million.

Net cash provided by financing activities was $90.2 million during the first nine months of 2004 compared to net cash provided of $158.0 million during the comparable period of 2003. During the nine months ended September 30, 2004, the Company had proceeds from borrowings amounting to $580.0 million and repayments of debt in the amount of $489.8 million.

At September 30, 2004, the Company had negative working capital of $189.5 million as a result of its continuing focus on minimizing the cash flow cycle.

Our business has significant liquidity requirements. We have made significant capital expenditures and incurred significant launch costs over the last several years to implement our new program awards in advance of receiving any significant revenue from such new programs. Net capital expenditures for the nine months ended September 30, 2004 were $176.8 million. Launch costs for the nine months ended September 30, 2004 were $43.3 million. For the year ended December 31, 2004, we expect total net capital expenditures to be approximately $230.0 million, and total new program launch costs are expected to be approximately $45.0 to $50.0 million. These capital expenditures and launch costs have had an adverse impact on our current liquidity position. At September 30, 2004, the Company had available liquidity of $145.0 million, which consisted of cash on hand.

We have undertaken a number of actions to address our liquidity needs. In June 2003, we sold $258 million aggregate principal amount of 12% senior notes. In the first quarter of 2004, we sold our equity investment in Yorozu which generated cash proceeds of $51.7 million. On May 24 2004, the Company entered into a credit agreement involving a revolving loan commitment, a first lien term loan commitment and a second lien letter of credit commitment with various financial institutions. The Company also issued 5.75% convertible senior debentures. The Company utilized net proceeds associated with the convertible debentures along with borrowings under its new credit agreement to repay existing senior credit facilities in the amount of $239.5 million, redeem its

5.0% convertible subordinated notes of $200.0 million due August 1, 2004, pay related fees and expenses and for other general corporate purposes of the Company. The primary objectives of this refinancing was to reduce the Company’s near term debt service requirements, extend maturities of bank indebtedness, and to provide the financial flexibility appropriate for the Company’s operations and product launch activities. (See Note 6 to Condensed Consolidated Financial Statements). As a result of the refinancing, the Company does not have any material debt maturities before 2009.

We have a significant amount of indebtedness. As of September 30, 2004, we had $1,491.3 million ($1,498.0 million after giving effect to unamortized bond discount on the 12% senior notes) of outstanding indebtedness. Our cash interest expense for the nine months ended September 30, 2004 was $92.3 million. At September 30, 2004, we had no availability to borrow additional amounts under our revolving loan commitment. Our ability to satisfy our liquidity requirements with cash flows from operations has been negatively impacted by a decline in our operating performance during the most recently completed quarter.

During the third quarter of 2004, certain of the Company’s customers notified the Company that they were terminating their accelerated payment programs for all of their suppliers, including the Company. The Company is currently in discussions with these customers as to the timing of such terminations and believes, based on such discussions, that most programs will be terminated by the end of 2005. The termination of these programs will have a material adverse impact on the Company’s liquidity position. To offset this negative impact, the Company is in negotiations with third parties to establish an accounts receivable securitization facility. The Company is presently permitted by its credit agreement to securitize up to $50 million of accounts receivable, which will offset a portion (but not all) of the reduced liquidity as a result of the termination of the accelerated payment programs. The Company is currently taking actions to amend its credit agreement to increase the amount of the accounts receivable securitization to $200 million. The Company has previously submitted this amendment to its lenders for approval but withdrew it after receiving notice that more than 50% of the second lien lenders opposed it as written. The Company is currently making structural changes to the amendment in order to gain the lenders’ consent.

The Company continues to pursue other alternatives permitted by the Company’s credit agreement to improve liquidity. These actions include, but are not limited to, the lease of certain equipment which will provide $40.0 million of additional liquidity; and an accounts receivable factoring agreement in its European operations, which will provide an additional $30.0 million of liquidity. The Company believes that the combination of these actions, plus the $50.0 million accounts receivable securitization currently permitted by the Company’s credit agreement, will provide sufficient liquidity to replace the liquidity provided by the accelerated payment programs terminated by the Company’s customers.

In addition, the Company currently has trade accounts payable outstanding an average of 74 days. The Company’s payment terms with its vendors average 60 days for purchases of productive material and other services. These amounts exclude amounts outstanding for tooling and capital purchases which have payment terms which are dependent on the tooling or capital meeting certain technical and performance requirements and generally require progress payments during construction. In the upcoming quarters, the Company intends to reduce the average amount of trade accounts payable outstanding from the 74 day average at September 30, 2004 to the extent the Company has sufficient liquidity to do so. The Company believes that such liquidity will be available if it is successful in negotiating the increase in its permitted accounts receivable securitization to $200.0 million as well as completing the additional liquidity actions discussed above. The Company can offer no assurances that these efforts will be successful. The Company would be unable to meet its liquidity needs if a substantial portion of its trade creditors ceased extending credit to the Company.

The Company’s new product launch activities will decline during the first half of 2005. Accordingly, the significant capital expenditures and new program launch costs incurred in 2004 will be reduced in 2005, which is anticipated to improve the Company’s liquidity position as compared to 2004.

The Company is attempting to manage its liquidity requirements through the prudent use of its cash resources, effective management of working capital and capital expenditures and pursuing strategic alternatives, as required. The Company believes that funds generated by operations, together with cash on hand and the impact of the actions permitted by the Company’s credit agreement, identified above, will be sufficient to permit the Company to meet its liquidity and capital resources requirements for the foreseeable future. Certain significant assumptions underlie this belief, including among others, that the Company will be successful in replacing the liquidity from the termination of the OEMS’ accelerated payment programs, that there will be no material adverse developments in the Company’s business or operating performance, the automotive market in general, or the Company’s anticipated activities and costs associated with its new program launches scheduled for the remainder of 2004.

The credit agreement and the 12% senior notes contain a number of covenants that significantly restrict our operating flexibility. In addition, the 9.25% senior notes restrict our ability to incur liens and other encumbrances and engage in certain sale and lease-back transactions. The credit agreement also requires us to comply with specified financial covenants, including minimum interest coverage and maximum leverage ratios. Further, a significant portion of our assets are pledged to secure guarantees of the credit agreement by our domestic subsidiaries.

As of September 30, 2004, the Company was in compliance with the covenants contained in the credit agreement, the 12% senior notes and the 9.25% senior notes. However, our ability to continue to comply may be affected by events beyond our control.

DEBT RATINGS

During May 2004, Moody’s Investor Services (“Moody’s”) cut the Company’s senior implied rating to B2. Moody’s also cut the ratings of the Company’s 12% guaranteed senior unsecured notes due in June 2013 and 9.25% guaranteed senior unsecured Euro notes due 2010 to “B3” from “B1.”

MARKET RISK

The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company’s policy is to not enter into derivatives or other financial instruments for trading or speculative purposes. The Company periodically enters into derivative instruments to manage and reduce the impact of changes in interest rates.

At September 30, 2004, the Company had total debt and obligations under capital leases of $1,491.3 million. The debt is composed of fixed rate debt of $1,019.7 million and floating rate debt of $471.6 million. The pre-tax earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt would be approximately $4.7 million, holding other variables constant. A one-percentage point increase in interest rates would not materially impact the fair value of the fixed rate debt.

A portion of the Company’s revenues are derived from manufacturing operations in Europe, Asia and South America. The results of operations and financial position of the Company’s foreign operations are principally measured in their respective currency and translated into U.S. dollars. The effects of foreign currency fluctuations in Europe, Asia and South America are somewhat mitigated by the fact that expenses are generally incurred in the same currency in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.

A portion of the Company’s assets are based in its foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders’ investment. Accordingly, the Company’s consolidated stockholders’ investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

The Company’s strategy for management of currency risk relies primarily upon conducting its operations in a country’s respective currency and may, from time to time, also involve hedging programs intended to reduce the Company’s exposure to currency fluctuations. Management believes the effect of a 100 basis point movement in foreign currency rates versus the dollar would not have materially affected the Company’s financial position, results of operations or cash flows for the periods presented.

OPPORTUNITIES

The Company’s presence in Europe and Asia along with foreign transplant operations in the U.S. has reduced its reliance on Ford and DaimlerChrysler, increased penetration with certain existing customers and added new customers such as Fiat, BMW, Volkswagen, Nissan and Hyundai/Kia. The Company expects this trend to continue as a result of its anticipated organic growth outside the U.S., from recent awards to supply foreign transplant operations in the U.S. and its efforts to diversify its customer base.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this Form 10-Q or incorporated by reference herein, are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intends”, “project”, “plan” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management as well as on assumptions made by and information currently available to the Company at the time such statements were made. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside the control of the Company, such as risks relating to: (i) the degree to which the Company is leveraged and the ability to generate sufficient cash flow from operations to meet future liquidity needs; (ii) the Company’s reliance on major customers and selected vehicle platforms; (iii) the cyclicality and seasonality of the automotive market; (iv) the failure to realize the benefits of recent acquisitions and joint ventures; (v) the Company’s ability to obtain new business on new and redesigned models; (vi) the Company’s ability to achieve the anticipated volume of production from new and planned supply programs; (vii) the general economic or business conditions affecting the automotive industry (which is dependent on consumer spending), either nationally or regionally, being less favorable than expected; (viii) the Company’s failure to develop or successfully introduce new products; (ix) increased competition in the automotive components supply market; (x) unforeseen problems associated with international sales, including gains and losses from foreign currency exchange; (xi) implementation of or changes in the laws, regulations or policies governing the automotive industry that could negatively affect the automotive components supply industry; (xii) changes in general economic conditions in the United States and Europe; and (xiii) various other factors beyond the Company’s control. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk” section of Part I, Item 2

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company’s Chief Executive Officer and the Company’s Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in the Securities Exchange Act of 1934, as amended (the “Exchange

Act”), as of September 30, 2004 and have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

CHANGES IN INTERNAL CONTROLS. During the quarter ended September 30, 2004, the Company implemented actions to enhance and improve the Company’s disclosure controls and procedures. These enhancements and improvements relate to internal accounting controls over (1) the Company’s closing, consolidation and financial monitoring processes, and (2) use of standardized accounting policies and procedures appropriate to the activities of each business unit. Recently added financial management personnel have implemented closing and consolidation process improvements, including performance of additional monitoring activities and more timely preparation of account reconciliations; and are formally documenting and communicating the application and use of the Company’s critical accounting policies and related procedures to appropriate business unit personnel.

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On September 20, 2004, a Special Meeting of Stockholders of the Company was held. A brief description of the sole proposal voted upon at the meeting and the tabulation of the voting therefore follows:

The proposal to ratify and approve the issuance of $125 million principal amount of the Company’s 5.75%Convertible Senior Debentures due May 15, 2024 and the related shares of Common Stock issuable upon conversion or repurchase of the Debentures was approved as the result of receipt of the following votes.

Number of	Number of
Votes For	Votes Against	Abstain
33,646,424	2,275,209	37,237

There were no broker non-votes with respect to the above-mentioned proposal.

ITEM 6. EXHIBITS.

31.1	Rule 15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

31.2	Section 1350 Certification of the Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWER AUTOMOTIVE, INC.
Registrant

Date: November 9, 2004	by /s/ Christopher T. Hatto

Christopher T. Hatto
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
31.1	Rule 15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

31.2	Section 1350 Certification of the Chief Financial Officer.