Form 10-K
period 2004-12-31
TOWER AUTOMOTIVE INC
filed 2005-07-28
CIK 925548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	Commission file number:
December 31, 2004	1-12733

Tower Automotive, Inc.

(Exact name of Registrant as specified in its charter)

Delaware (State of Incorporation)	41-1746238 (I.R.S. Employer Identification No.)

27175 Haggerty Road Novi, Michigan (Address of Principal Executive Offices)	48377 (Zip Code)

Registrant’s telephone number, including area code:
(248) 675-6000

None
(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $.01 per share

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ no ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

As of February 28, 2005, 58,528,554 shares of Common Stock of the Registrant were outstanding. As of February 28, 2005, the aggregate market value of the Common Stock of the Registrant (based upon the last reported sale price of the Common Stock at that date on the Pink Sheets), excluding shares owned beneficially by affiliates, was approximately $9,832,238.

TOWER AUTOMOTIVE, INC.

ANNUAL REPORT ON FORM 10-K

i

PART I

Item 1. Business

Tower Automotive, Inc. and its subsidiaries (collectively referred to as the “Company” or “Tower Automotive”) is a leading global designer and producer of structural metal components and assemblies used by the major automotive original equipment manufacturers (“OEMs”), including Ford, DaimlerChrysler, General Motors (“GM”), Hyundai/Kia, Volkswagen Group, Renault/Nissan, Toyota, Fiat, BMW, Honda, Mazda, Isuzu and Chery. The Company provides broad technical design, engineering, and program management capabilities for products that cover the entire body structure of a vehicle including automotive body structural stampings and assemblies, exposed sheet metal (“Class A”) components, lower vehicle structural stampings and assemblies, suspension components, modules and systems. The Company believes it is the largest independent global supplier of structural components and assemblies to the automotive market (based on net revenues).

Tower Automotive is one of only a few companies that provide a broad array of structural metal products and services for the automotive sector. These products and services are delivered to our customers on a global basis from more than 50 production and engineering facilities located in the United States, Canada, Mexico, Germany, Belgium, Slovakia, Poland, Italy, France, Spain, Brazil, Japan, Korea, China, and India. As OEMs reduce their supplier base in efforts to lower costs and improve quality, they are more frequently awarding sole-source contracts to broadly capable suppliers who are able to supply large and complex portions of a vehicle on a global basis rather than to suppliers that only provide individual component parts. OEMs’ criteria for supplier selection include cost, quality, responsiveness, full-service design and engineering and program management capabilities. In addition, OEMs are increasingly requiring their suppliers to have the capability to design and manufacture their products in multiple geographic markets. As a supplier with strong OEM relationships, broad capabilities and technologies, scale and global presence, the Company expects to continue to benefit from these trends going forward.

Proceedings under Chapter 11 and Administration of the Bankruptcy Code

On February 2, 2005, Tower Automotive, Inc. and 25 of its United States subsidiaries (collectively, the Debtors) each filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court Southern District of New York (the “Court”). The cases are jointly consolidated for administrative purposes. The Debtors are operating as debtors-in-possession (“DIP”) pursuant to the Bankruptcy Code. An official committee of unsecured creditors has been appointed.

The Debtors’ liquidity position was adversely affected in early 2005 by customer pricing pressures, North American automotive production cuts, significantly higher raw material costs (primarily steel), high interest costs and the termination of accelerated payment programs of certain customers. An extensive liquidity deficiency and a significant amount of indebtedness, incurred through internal growth and acquisition activity, made the filing necessary.

The objectives of the Chapter 11 filing are to protect and preserve the value of assets and to restructure and improve the Debtors’ financial and operational affairs in order to return to profitability. While the Company believes it will be able to significantly reduce the Debtors’ unsustainable liabilities and simplify its complex and restrictive capital structure through the bankruptcy process, there can be no certainty that it will be successful in doing so.

The Debtors intend to file a plan of reorganization with the Court. The Company is unable to estimate what recovery such a plan of reorganization will provide holders of the Debtors’ unsecured pre-petition debt. While the Debtors filed for Chapter 11 to gain relief from significant pre-petition debt levels, the extent to which such relief will be achieved is uncertain at this time.

DIP Financing

In February 2005, the Bankruptcy Court approved a Revolving Credit, Term Loan and Guaranty Agreement (“DIP Agreement”), as amended, with a national banking institution as agent for the lenders (“Lenders”) and each of the Lenders.

The DIP Agreement provides for a $725 million commitment of debtor-in-possession financing comprised of a revolving credit and letter of credit facility in an aggregate principal amount not to exceed $300 million and a term loan in the aggregate principal amount of $425 million. The proceeds of the term loan have been used to refinance the Debtors’ pre-petition obligation amounting to $425 million under the credit agreement existing at the time of the bankruptcy filing. The proceeds of the revolving credit loans will be used to fund the ongoing cash requirements of the Debtors during the Chapter 11 proceedings .

The DIP Agreement matures on February 2, 2007; however, the Debtors are obligated to repay all borrowings made pursuant to the DIP Agreement upon substantial consummation of a plan of reorganization of the Debtors that is confirmed pursuant to an order of the Bankruptcy Court.

Going Concern

As indicated above, effective February 2, 2005, the Debtors are operating pursuant to Chapter 11 under the Bankruptcy Code and continuation of the Company as a going concern is contingent upon, among other things, the Debtors’ ability (i) to comply with the terms and conditions of the DIP Agreement described above; (ii) to obtain confirmation of a plan of reorganization under the Bankruptcy Code; (iii) to reduce unsustainable debt and simplify the Company’s complex and restrictive capital structure through the bankruptcy process; (iv) to return to profitability; (v) to generate sufficient cash flow from operations to fund working capital and debt service requirements; and (vi) to obtain financing sources to meet the Company’s future obligations. These matters create uncertainty regarding our ability to continue as a going concern.

Overview of the Company

Since its inception in April 1993, when the Company was formed to acquire R. J. Tower Corporation, the Company’s revenues have grown rapidly through internal growth and acquisitions. From 1993 to 2004, the Company successfully completed 15 acquisitions and established five joint ventures to create the global footprint that characterizes the Company today. As a result of these acquisition activities and significant organic growth, Company revenues have increased from approximately $86 million in 1993 to approximately $3.2 billion in 2004. The Company’s North American average content per vehicle has increased from $6 in 1993 to $132 in 2004.

Approximately 66% of the Company’s 2004 revenues were generated from sales in North America. The Company supplies products for many car, light truck and sport utility models, including the Ford Five Hundred/Freestyle, Taurus, Focus, Ranger and F-Series pickup trucks, Chevrolet Silverado and GMC Sierra pickups, DaimlerChrysler Caravan/Town & Country, Dodge Ram and Dakota pickup trucks, Toyota Camry, Avalon, Corolla and Tundra, Honda Accord and Civic and the Nissan Xterra, Pathfinder, Titan/Armada and Infiniti QX56. Approximately 20% of the Company’s 2004 revenues were generated from sales in Europe, 12% in Asia and 2% in South America. Key vehicle programs include Volvo S40 and V50, DaimlerChrysler A-Class and Sprinter, BMW 1 & 3 series, VW Golf, Jetta and Toureg, Hyundai/Kia Spectra, Cerato, Sportage, Carinival and Sorento, Fiat Punto Stilo, Ducato, and the Alpha Romeo 147 and 156 and the Porsche Cayenne.

The Company’s principal executive offices are located at 27275 Haggerty Road, Novi, Michigan 48377, and the telephone number is (248) 675-6000. The Company makes available, free of charge through our internet website (www.towerautomotive.com), annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed with the Securities Exchange Commission (“SEC”), as soon as reasonably practicable after those reports are filed with the SEC.

Financial information about segments

See Note 15 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Business and operating strategy

Tower Automotive was created through a series of acquisitions of complementary businesses that have allowed the Company to become the largest independent global supplier of structural metal components and assemblies (based on net revenues) with a diverse customer portfolio and a broad scope of product offerings. In the early years, the growth coincided with an extended period of increased production and consolidation in the automotive industry resulting in high levels of utilization of the Company’s resources and capacity. Unfortunately, with insufficient post-merger integration across the acquisitions, inconsistent operational disciplines and a highly leveraged balance sheet, when the volumes declined relative to prior periods, the Company struggled with profitability, especially in the U.S. operations.

Over the last two years, the Company successfully launched the significant backlog of new business, which drove profitability in its international operations and helped strengthen customer relationships. In addition, capital disciplines reduced planned capital expenditures for 2003-2004 from over $500 million to $440 million. The North America region was reorganized, cutting SG&A while strengthening engineering, reducing excess capacity and eliminating redundant overhead costs. Despite the restructuring activities, developments in late 2004 and early 2005 led to a significant decline in the Company’s liquidity position. These developments included the market share and production decline at key North American OEM customers, the rise in steel prices, the termination of accelerated payment programs by certain automakers, higher than anticipated new program launch costs, and the continued underperformance of the North American operations. The complex and restrictive capital structure built during the acquisition years presented a strategic challenge as debt service required cash outflows almost as high as on-going capital expenditures and drove the cost of capital above competitive levels.

The Company’s current challenge is to restructure the domestic U.S. operations under the protection of Chapter 11 while continuing to support its flourishing international business.

Our key strategies are to consolidate our competitive position as a global metal structures leader, strengthen our financial performance for long-term health, drive operational excellence throughout the company, leverage our scale to realize structural improvements and build a global turnaround team.

Recent initiatives implemented by the Company include:

•	Executed the major product launches successfully over the last two years. Since July 2003, the Company has launched seven new programs including the Volvo S40/V50, Nissan Titan and Armada, Cadillac SRX, BMW 1 and 3 Series, DaimlerChrysler New Dakota, Ford Five Hundred/Freestyle and Nissan Pathfinder/Xterra;

•	Improved customer relationships while balancing Company business requirements;

•	Consolidated corporate offices and the North American technical centers, streamlining overhead and better aligning customer interfaces;

•	Created a centralized process for Global Purchasing with responsibility for material, services, capital equipment and manufacturing sourcing linked to regional leads to leverage scale and drive faster, more efficient implementation;

•	Implemented company-wide standards for equipment choices, tooling approaches, process development and facilities set-up in order to better leverage and control capital spending and reduce launch risk;

•	Rationalized our global manufacturing footprint including plant consolidation and moving manufacturing to lower cost locations;

•	Improved operational effectiveness benchmarked to best-in-class practices;

•	Demonstrated strong commitment to environmental, health and safety through significant improvements in plant safety performance around the world and the completion of ISO 14001 registration at the majority of its domestic facilities and the achievement of ISO/TS 16949 at eight of its eleven European facilities; and

•	Maintained participative and incentive-based culture to encourage transparency, commonality, shared learning and standardized processes and cadence across Company

The Company believes these and other initiatives will accelerate reductions in operational costs, allow it to leverage economies of scale, and enhance its ability to serve its customers, creditors and shareholders.

Growth Strategy

The Company’s current growth strategy now focuses on cadenced organic growth. Specifically, the Company believes that the following strengths have played, and will continue to play, an important role in achieving the organic growth objectives:

•	Strong customer relationships with key domestic and foreign automotive OEMs;

•	Broad technical capabilities in vehicle structures;

•	Scale position as the largest independent supplier of automotive structural components and assemblies; and

•	Global engineering and manufacturing presence including established facilities in China.

As a result of these competitive strengths and the efforts to increase organic growth, the Company was awarded programs during the past few years that, based on independent estimates of expected program volumes and current expectations of program pricing, represent more than $1.3 billion in new revenues. These programs have either launched in 2003-2004 or will launch by the end of 2005 and have helped further diversify the Company’s customer base. The proportion of revenues from Ford and DaimlerChrysler, the Company’s two largest customers, has decreased from 68 percent in 2000 to 48 percent in 2004. Of the $1.3 billion in new program revenues described above, 26 percent is expected to be derived from Ford and DaimlerChrysler, 20 percent from Nissan, 19 percent from GM, 15 percent from Volvo and 20 percent from other customers including BMW, Hyundai/Kia, VW Group, Toyota, Honda and Fiat.

Industry Trends

The Company’s performance and growth is directly related to certain trends within the automotive market, including the consolidation of the component supply industry and to automotive production levels, which is cyclical and depends on general economic conditions and consumer confidence.

The Company’s strategy is to also capitalize on several important trends in the automotive industry that have benefited Tower Automotive in the past and will continue to benefit it in the future. These trends include:

Continuation of Trend to Larger, More Capable Suppliers. In order to lower costs and improve quality, OEMs have continued to reduce their supply base by awarding sole-source contracts to suppliers who are able to supply greater vehicle content through complex subassemblies. OEMs’ criteria for supplier selection include not only cost, quality and responsiveness, but also design engineering and program management capabilities. As a result, the automotive supply industry has undergone significant consolidation. Furthermore, beginning in 2001, a number of suppliers experienced financial difficulties. These factors have combined to provide an opportunity for further organic growth by obtaining business from smaller or troubled suppliers through providing the scale and broad capabilities that OEMs require.

OEM “Shakeout.” The recent acquisition and consolidation activity among select OEMs has not led to the disadvantage of the smaller OEMs in the industry as previously predicted. Rather, smaller OEMs such as Peugeot, Honda, Hyundai/Kia, BMW and the emerging Chinese automakers have strengthened their position in the industry and their financial performance, while some of the larger OEMs have struggled to successfully integrate acquisitions and manage legacy costs. The Company’s global capabilities have allowed it to continue to serve as a valuable supplier to those smaller producers.

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

Growth in Emerging Markets. Countries and regions such as China, Korea, Thailand, India, Mexico and Eastern Europe are expected to experience significant growth in vehicle demand over the next ten years. OEMs are positioning themselves to reach these emerging markets in a cost-effective manner. In order to best meet these OEM requirements, the Company has over 26 manufacturing facilities outside North America, including locations in Germany, Italy, Belgium, Poland, Slovakia, Mexico, Brazil, Korea and China.

Products

The Company produces a broad range of structural components and assemblies, many of which are critical to the structural integrity of a vehicle. The Company’s products generally can be classified into the following categories: body structures and assemblies; lower vehicle frames and structures; chassis modules and systems; and suspension components. A brief summary of each of the principal product categories follows:

Product Category/Description

Body structures and assemblies

Products that form the basic upper body structure of the vehicle and include large metal stampings such as body pillars, roof rails, side sills, parcel shelves and intrusion beams. This category also includes Class A surfaces and assemblies. Class A surfaces include exposed sheet metal components such as body sides, pick-up box sides, door panels and fenders.

Lower vehicle frames and structures

Products that form the basic lower body structure of the vehicle which include heavy gauge metal stampings from both traditional and hydroforming methods, such as pickup truck and SUV full frames, automotive engine and rear suspension cradles, floor pan components and cross members. Critical to the strength and safety of vehicles, these products carry the load of the vehicle and provide crash integrity.

Chassis modules and systems

Products include axle assemblies, which consist of stamped metal trailing axles, assembled brake shoes, hoses and tie rods, and front and rear structural suspension modules/systems. These modules/systems consist of control arms, suspension links, value-added assemblies and powertrain modules.

Suspension components

Products include stamped, formed and welded products, such as control arms, suspension links, track bars, spring and shock towers, and trailing axles. These suspension components are critical to the ride, handling and noise characteristics of a vehicle.

Other

The Company manufactures a variety of other products, including heat shields and other precision stampings, for our OEM customers.

The following table summarizes the approximate composition by product category of the Company’s global revenues for the last three years:

	Years Ended
	December 31,
Product Category	2004	2003	2002
Body Structures and assemblies	47%	43%	38%
Lower vehicle frames and structures	27	34	40
Chassis modules and systems	16	12	11
Suspension components	8	8	8
Other	2	3	3

Total	100%	100%	100%

Customers and Marketing

North American automotive manufacturing has been dominated by GM, Ford, and DaimlerChrysler, but the international automakers continue to expand their production capacity representing approximately 28 percent of North American production in 2004 versus 26 percent in 2003. The Company’s largest customers in North America are Ford, DaimlerChrysler and GM. As a result of past growth strategies, the Company has further expanded its global presence, and has increased penetration into certain existing customers and added programs with customers such as Mercedes, Fiat, BMW, Volkswagen Group, Nissan, Hyundai/Kia, Volvo and Renault.

Following is a summary of the global composition of the Company’s significant customers for the last three years:

	Years Ended
	December 31,
Customer	2004	2003	2002
Ford	34%	35%	38%
DaimlerChrysler	14	19	22
General Motors	14	10	8
Hyundai/Kia	10	9	7
Volkswagen Group	7	5	5
Renault/Nissan	5	1	1
Fiat	4	4	4
Toyota	4	3	3
BMW	2	2	1
Honda	1	2	2
Other	5	10	9

Total	100%	100%	100%

Following is a summary of the Company’s sales by geographic region for the last three years follows:

	Year s Ended
	December 31,
Geographic Category	2004	2003	2002
North America	66%	71%	75%
Europe	20	15	12
Asia	12	13	12
South America	2	1	1

Total	100%	100%	100%

The following table presents an overview of the major models for which the Company supplies products:

Vehicle Manufacturer	Car Models		Truck Models
Ford
Ford	▪	Taurus, Mustang, Focus, Crown	▪	Explorer, Explorer Sport Trac,
		Victoria, Thunderbird, Street Ka, Five		Freestyle, Econoline, Freestar, Escape,
		Hundred, GT		Expedition, Excursion, Ranger, Transit,
F-Series LD & HD, Medium Duty Trucks
Mercury	▪	Sable, Grand Marquis, Montego	▪	Mountaineer, Monterey, Mariner
Lincoln	▪	LS, Towncar	▪	Aviator, Navigator
Mazda	▪	6	▪	Tribute, B-Series Pick-up
Volvo	▪	S40/V50
Jaguar	▪	XJ, S-Type
Land Rover			▪	Range Rover
DaimlerChrysler
Chrysler	▪	Sebring, Sebring Convertible	▪	Town & Country, PT Cruiser, Pacifica
Dodge	▪	Stratus, Neon	▪	Ram Pickup, Dakota, Caravan
Jeep			▪	Wrangler, Liberty, Grand Cherokee
Mercedes	▪	A-Class, C-Class, SLK, CLK	▪	Atego, Actros, Sprinter, Vario
Smart	▪	Fortwo, Cabrio
General Motors
Cadillac	▪	CTS, STS	▪	SRX
GMC			▪	Sierra, Safari, Sonoma
Chevrolet			▪	Silverado, Astro, S-10 Pickup
Saturn	▪	LS/LW	▪	Vue
Opel	▪	Astra, Agila, Corsa, Zafira
Saab	▪	9-3	▪
Isuzu				Rodeo, Axiom
Hyundai/Kia
Hyundai	▪	Equus, NF Sonata, Click	▪	Teracan, Satrex, Libero, Porter, Porter
II
Kia	▪	Spectra, Rio, Optima, Cerato,	▪	Sportage, Carens, Pregio, Carnival,
		Opirus, Morning, Pride		Grand Carnival, Frontier, Sorento, Bongo III
Volkswagen Group
Volkswagen	▪	Passat, Golf, GOL, Polo, Kombi,	▪	Caddy Van, Touareg, T5
Santana, Fox, Jetta, Phaeton
Audi	▪	A3, A4, A6, Cabrio, TT
Skoda	▪	Fabia, Octavia, Superb
Renault/Nissan
Renault	▪	Clio, Twingo, Megane, Kangoo,
Modus, Scenic
Nissan	▪	Sentra, Micra	▪	Quest, Xterra, Frontier, Pathfinder,
Titan, Armada
Infiniti			▪	QX56
Fiat
Fiat	▪	Marea, Punto, Palio, Panda,	▪	Ducato
Stilo, Multipla, Uno, Idea, Barchetta
Alfa Romeo	▪	147, 156, 166, GTV, Spider
Lancia	▪	Lybra, Thesis, Y, Musa
Toyota
Toyota	▪	Avalon, Camry, Solara, Corolla,	▪	Sienna, Tacoma, Tundra, Sequoia
Vios, Xiali, Crown
Lexus			▪	RX330
BMW
BMW	▪	3 Series, 1 Series	▪	X5, X3
Honda
Honda	▪	Accord, Civic, Fit	▪	Odyssey, Element, Pilot
Acura	▪	EL, TL	▪	MDX
PSA
Peugeot	▪	206
Citroen	▪	C3
Bentley
Bentley	▪	Continental Coupe
Porsche
Porsche			▪	Cayenne
Suzuki
Suzuki	▪	Wagon R+, Ignis, Swift
Chery
Chery	▪	Fengyun, Oiyun, Orient Son, T11

Most of the Company’s products have a lead time of two to five years from product development to production. The selling prices of these products are generally negotiated between the Company and its customers.

Sales of the Company’s products to OEMs are made directly by the sales and engineering teams, located at its technical/customer service centers in Novi, Michigan; Yokohama, Japan; Turin, Italy; Bergisch-Gladbach, Germany; Sao Paolo, Brazil; Seoul, Korea; Changchun and WuHu, China and Hyderabad, India. Through its technical centers, the Company services its OEM customers and manages its continuing programs of product design improvement and development. The Company periodically places engineering colleagues at various customer facilities to facilitate the development of new programs.

The Company’s sales and marketing efforts are designed to create overall awareness of its engineering, program management, manufacturing and assembly expertise to acquire new business and to provide ongoing customer service. The customer service group is organized into customer-dedicated teams within product groups. From time to time, the Company also participates in industry and customer specific trade and technical shows.

Design, Development and Engineering Support

The Company strives to maintain a technological advantage through targeted investment in product development and advanced engineering capabilities. The Company’s engineering capabilities enable it to design and build high quality, efficient manufacturing systems, processes and equipment and to continuously improve our production processes, systems and equipment. The Company’s manufacturing engineers are located at each of its manufacturing facilities. The Company’s engineering responsibilities range from research and development, advanced product development, product design, testing and initial prototype development, to the design and implementation of manufacturing processes.

Because structural parts must be designed at an early stage in the development of new vehicles or model revisions, the Company is given the opportunity to utilize its product and process engineering competencies early in the vehicle planning process. Advanced development and engineering resources create original engineering designs, computer aided designs, feasibility studies, working prototypes and testing programs to meet customer specifications. The Company’s Hyderabad, India technical center allows for 24 hour engineering capabilities globally, thereby optimizing product design and analysis capabilities, leading to reduced development costs.

Manufacturing

The Company’s manufacturing operations consist primarily of stamping and welding operations, system and modular assembly operations, roll-forming operations, hydroforming operations, associated coating and other ancillary operations.

Stamping involves passing metal through dies in a stamping press to form the metal into three-dimensional parts. The Company produces stamped parts using precision single-stage, progressive and transfer presses, ranging in size from 150 to 4,500 tons, which perform multiple functions to convert raw material into a finished product. The Company continually invests in its press technology to increase flexibility, improve safety and minimize die changeover time.

Stampings that are to be used in assemblies are fed into cell-oriented assembly operations that produce complex, value-added assemblies through the combination of multiple parts that are welded or fastened together. The Company’s assembly operations are performed on either dedicated, high-volume welding/fastening machines or on flexible-cell oriented robotic lines for units with lower volume production runs. The assembly machines attach additional parts, fixtures or stampings to the original metal stampings. In addition to standard production capabilities, the Company’s assembly machines are also able to perform various statistical control functions and identify improper welds and attachments. The Company works continuously with manufacturers of fixed/robotic welding systems to develop faster, more flexible machinery.

The products manufactured by the Company use various grades and thicknesses of steel and aluminum, including high strength hot and cold rolled, galvanized, organically coated, stainless and aluminized steel. The Company also produces exposed sheet metal components, such as exterior body panels. See “Suppliers and Raw Materials.”

OEMs have established quality rating systems involving rigorous inspections of suppliers’ facilities and operations. OEMs’ factory rating programs provide a quantitative measure of a company’s success in improving the quality of its operations. The Company has received quality awards from Ford (Q1) and DaimlerChrysler (Pentastar). The automotive industry has adopted a quality rating system know as QS-16949. Substantially all of the Company’s existing operating facilities in North America and around the world have received QS-16949 certification in compliance with the automotive industry requirements.

Competition

The Company operates in a highly competitive, fragmented market segment of the automotive supply industry, with a limited number of competitors generating revenues in excess of $200 million. The number of the Company’s competitors has decreased in recent years and is expected to continue to decline due to supplier consolidation. The Company’s major competitors include: Thyssen-Budd, a subsidiary of Thyssen-Krupp AG; Magna International, Inc. (“Magna”); Dana Corporation; Benteler Automotive; and divisions of OEMs with internal stamping and assembly operations, all of which have substantial financial resources. The Company competes with other competitors in various segments of its product lines and in various geographic markets. The Company views Magna as its strongest competitor across most of the Company’s product lines; however, the Company believes that no single competitor can provide the same range of products and capabilities as the Company across as broad of a geographic range.

The Company principally competes for new business both at the beginning of the development of new models and upon the redesign of existing models. New model development generally begins two to five years before the marketing of such models to the public. Once a supplier has been designated to supply parts for a new program, an OEM usually will continue to purchase those parts from the designated producer for the life of the program, although not necessarily for a redesign. Competitive factors in the market for the Company’s products include product quality and reliability, cost and timely delivery, technical expertise and development capability, new product innovation and customer service. In addition, there is substantial and continuing pressure at the OEMs to reduce costs, including the cost of products purchased from outside suppliers such as the Company. Companies must be able to offset pricing givebacks to customers as well as overall economic cost increases with improved productivity to maintain needed profitability levels.

Suppliers and Raw Materials

The primary raw material used to produce the majority of the Company’s products is steel. The Company purchases hot and cold rolled, galvanized, organically coated, stainless and aluminized steel from a variety of suppliers. The Company employs just-in-time manufacturing and sourcing systems enabling it to meet customer requirements for faster deliveries while minimizing its need to carry significant inventory levels. The price of steel increased significantly during 2004 compared to recent historical periods due to a shortage of certain raw materials necessary to produce steel and increased global demand, primarily in China. The Company purchases a substantial portion of its steel from certain of its customers through the customers’ repurchase programs. The purchases through customer repurchase programs have somewhat mitigated the severity of price increases associated with the procurement of steel. The remainder of steel purchasing requirements is met through contracts with steel producers and market purchases and, in some cases, the Company may be unable to either mitigate increases in steel prices under existing purchasing agreements or pass through any price increases to its customers. Customer agreements generally do not permit an increase in selling prices for increases in raw material inputs.

Other raw materials purchased by the Company include fasteners, tubing, springs, rivets and rubber products, all of which are available from numerous sources.

Colleagues

As of December 31, 2004, the Company had 12,891 colleagues worldwide, of whom 8,043 are covered under collective bargaining agreements, 4,514 in the North America and 3,529 in the international operations. These collective bargaining agreements expire between January 2005 and January 2010. In February 2004, the Company entered into a neutrality agreement with the United Auto Workers Union (“UAW”), which covers six facilities. The neutrality agreement facilitates the organization of these facilities as it provides that the Company will take a neutral position in any organizing efforts by the UAW. Since its inception in 1993, the Company has not experienced any work stoppages as a result of labor issues and considers its relations with its colleagues to be good.

The Company believes that its future success will depend in part on its ability to continue to recruit, retain and motivate qualified personnel at all levels of the Company while competing in an ever increasingly competitive world.

Patents and Trademarks

The Company has a limited number of patents worldwide. By the nature of its business, no single patent or group of patents is material to the Company’s business.

The Company has trademarks pertaining to its name, Tower Automotive®, which are registered in various countries, allowing it to market its products on a global basis. This trademark is widely recognized in the global automotive industry.

Backlog

The Company’s products are not sold on a firm backlog basis. The Company does not believe that its backlog of expected product sales covered by issued purchase orders is a meaningful indicator of future sales since orders may be rescheduled or canceled by its customers at any time. Product sales are dependent upon the number of vehicles that the Company’s customers actually produce as well as the timing of such production.

Seasonality

The Company’s business is somewhat seasonal. The Company typically experiences decreased revenues and operating income during the third quarter of each year due to the impact of scheduled OEM plant shut downs in July and August for vacations and new model changeovers. Shut downs by OEMs of approximately a week and a half in December also have a negative impact on revenues and operating income during the fourth quarter of each year.

Environmental Matters

The Company is required to comply with federal, foreign, state and local laws and regulations governing the protection of the environment and occupational health and safety, including laws regulating the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into soil, air or water; and the health and safety of its colleagues. The Company is also required to obtain permits from governmental authorities for certain operations. The Company has taken steps to assist in the compliance with the numerous and sometimes complex regulations, such as holding environmental and safety training sessions for representatives from its domestic facilities. The Company has achieved ISO 14001 registration for the majority of its domestic facilities, and has achieved ISO/TS 16949 at eight of its eleven European facilities. The Company is in the process of attempting to achieve ISO registration for certain of its other foreign operations. The Company conducts third party or internal audits for environmental, health, and safety compliance, and uses outside expertise to assist in the filing of permits and reports when required.

Compliance with federal, state and local provisions relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material impact on the Company’s capital expenditures, earnings or competitive position. The Company is not currently aware of any significant liability exposure in respect to laws imposing liability for the cleanup of contaminated property to which it may have sent wastes for disposal.

The Company owns properties, which have been impacted by environmental releases. At some of these properties, the Company is liable for costs associated with investigation and/or remediation of contamination in one or more environmental media. The Company is currently actively involved in investigation and/or remediation at several of these locations. At certain of these locations, costs incurred for environmental investigation and/or remediation are being paid partly or completely out of funds placed into escrow by previous property owners. Nonetheless, total costs associated with remediating environmental contamination at these properties could be substantial and may be material to the Company’s financial condition, results of operations or cash flows.

The Company has reserves of $16.3 million to cover estimated environmental liabilities associated with its properties. This amount is based on estimates of expected investigation/remediation costs related to environmental contamination. It is possible, however, that total costs will exceed the environmental reserves established by the Company.

2004 Developments

Relocation of Dodge Ram frame assembly to Metalsa joint venture

On February 10, 2004, the Company announced that a decision had been finalized by DaimlerChrysler to move the current production of the frame assembly for the Dodge Ram light truck from the Company’s Milwaukee, Wisconsin facility to the Company’s joint venture partner, Metalsa S. de R.L. (“Metalsa”) located in Monterrey, Mexico. The current Dodge Ram frame program produced in the Milwaukee facility was expected to run through 2009. The production move to Mexico is planned for mid-2005. The net economic impact to the Company of DaimlerChrysler’s decision to move the Dodge Ram frame line has not yet been determined. The Company recognized revenue associated with the Dodge Ram frame program of $205.5 million for calendar year 2004, $211.3 million in 2003 and $169.6 million in 2002.

Acquisition of remaining shares of Seojin Industrial Company

Effective February 27, 2004, Tower Automotive acquired all of the remaining outstanding shares of Seojin Industrial Company Ltd., or “Seojin,” of South Korea. Previously, the Company held a 66% equity interest in Seojin, a supplier of frames, modules and structural components to the Korean automotive industry. The acquisition of the remaining shares was related to the settlement of an outstanding note from the minority interest partner and was financed by Seojin through additional borrowings of approximately $10.3 million from South Korean lenders. Seojin is headquartered in Gunpo City and has eight manufacturing facilities and 1,300 employees across South Korea. Seojin is a major supplier to Hyundai and Kia, two OEMs that have been gaining market share worldwide. The acquisition of the remaining interest in Seojin will allow Tower Automotive to further leverage this relationship and improve Seojin’s return on invested capital. Seojin has been consolidated in the Company’s financial statements. Seojin had sales of approximately $318.0 million in 2004, $295.9 million in 2003 and $274.1 in 2002.

Sale of equity interest in Yorozu Corporation

On March 11, 2004, Tower Automotive sold its 30.76% equity interest in Yorozu Corporation of Japan back to Yorozu through a share buy-back transaction on the Tokyo Stock Exchange. The Company received proceeds of approximately $51.7 million from this transaction, using the net proceeds to finance tooling purchases and other capital expenditures. Tower Automotive had been a major shareholder in Yorozu beginning in September 2000, when it purchased a 17% equity interest. An additional 13.76% equity interest was purchased in February 2001. The divestiture of Yorozu was driven by the need to improve liquidity during the intense launch phase of the Company.

Debt transactions

On May 24, 2004, the Company issued 5.75% convertible senior debentures (the “Convertible Debentures”) in the total amount of $125.0 million and entered into a new senior secured credit facility, consisting of a $50.0 million revolving credit facility, a $375.0 million term loan and a $155.0 million letter of credit facility. The Company repaid its old senior credit facility in the amount of $239.5 million from the net proceeds of the offering of the debentures and from a portion of the borrowings under the new senior credit facility. A portion of the borrowings under the new senior credit facility were used to redeem $200.0 million of 5% convertible subordinated notes due August 1, 2004 at a redemption price of 100.714% of the aggregate principal amount plus accrued and unpaid interest through the redemption date.

The Company borrowed the entire $50.0 million available under the new revolving credit facility at closing, and as of December 31, 2004, no amounts were available for borrowing under that facility.

In February 2005, in conjunction with our Chapter 11 filing, Tower Automotive entered into a DIP Financing Agreement. Certain proceeds of the DIP Financing Agreement were used to refinance the $50.0 million of borrowings pertaining to the above mentioned revolving credit facility and $375.0 million associated with the above mentioned $375.0 million term loan.

Special meeting of stockholders

On September 20, 2004, a special stockholders meeting was conducted where the stockholders ratified and approved the issuance of $125.0 million principal amount of the Convertible Debentures and the related shares of common stock issuable upon conversion or repurchase of the Convertible Debentures. This stockholder approval provided the Company with the option of issuing shares of common stock in lieu of paying cash for the cash payment component of the conversion price or redemption price of the Convertible Debentures.

Accounts receivable securitization

On December 30, 2004, R. J. Tower Corporation (“R. J. Tower”), Tower Automotive ASC, L.L.C., a qualifying special purpose entity (“QSPE”) and a 100% owned subsidiary of R. J. Tower, and a lender entered into a $50.0 million accounts receivable securitization facility. This facility became unavailable on February 2, 2005, the date on which Tower Automotive, Inc. and its U.S. subsidiaries filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. See Note 6 to the Consolidated Financial Statements.

Exit or Disposal Activities

On April 15, 2005, the Company committed to a plan to close its Belcamp, MD, Bowling Green, KY and Corydon, IN facilities. In addition, as a result of the closing of the Corydon, IN facility, the Company will reduce the number of employees at its Granite City, IL facility. These actions will result in the elimination of approximately 800 positions. Total estimated costs associated with these actions amount to approximately $63.4 million. The facilities expected to cease production by June 30, 2005. These operational restructuring initiatives are designed to reduce excess capacity and associated costs and improve overall efficiency.

Item 2. Properties.

The Company’s operations are conducted in both owned and leased facilities. The Company believes that these facilities are suitable and adequate for its activities as currently conducted. The principal facilities in which the Company’s operations are currently conducted are as follows:

	Square
North American Locations	Footage	Type of Interest	Description of Use
Milwaukee, Wisconsin.	3,118,000	Owned	Manufacturing
Elkton, Michigan.	1,100,000	Owned	Manufacturing
Milan, Tennessee.	531,000	Leased	Manufacturing
Chicago, Illinois.	480,000	Leased	Manufacturing
Granite City, Illinois.	458,000	Leased	Manufacturing
Clinton Township, Michigan.	385,000	Leased	Manufacturing
Toronto, Ontario.	329,400	Owned	Manufacturing
Bardstown, Kentucky.	300,000	Owned	Manufacturing
Plymouth, Michigan.	294,000	Leased	Manufacturing
Smyrna, Tennessee	254,000	Leased	Manufacturing
Lansing, Michigan.	250,000	Leased	Manufacturing
Bluffton, Ohio.	218,000	Leased	Manufacturing
Bellevue, Ohio (2 locations).	200,000	Owned	Manufacturing
Madison, Mississippi.	200,000	Leased	Manufacturing
Traverse City, Michigan.	170,000	Owned	Manufacturing
Greenville, Michigan.	156,000	Owned	Manufacturing
Auburn, Indiana.	132,000	Leased	Manufacturing
Kendallville, Indiana.	131,000	Leased	Manufacturing
Novi, Michigan ( 2 locations)	113,500	Leased	Corporate Office/Technical Center
Upper Sandusky, Ohio.	56,000	Leased	Manufacturing
Fenton, Missouri.	41,000	Leased	Warehouse
Grand Rapids, Michigan.	13,600	Leased	Office

	Square
International Locations (continued)	Footage	Type of Interest	Description of Use
Caserta, Italy (2 locations).	751,000	Owned	Manufacturing
Turin, Italy (3 locations).	455,000	Owned	Manufacturing/Office
Wuhu, Anhui Province, China	455,000	(2)	Manufacturing /Office
Malacky, Slovakia.	453,600	Owned	Manufacturing
Zwickau, Germany.	409,000	Owned	Manufacturing
Gent, Belgium.	376,000	Leased	Manufacturing
Hwaseong-si, Gyeonggi-do, Korea.	223,000	Owned	Manufacturing
Gunpo-si, Gyeonggi-do, Korea.	215,000	Owned	Manufacturing/Technical Center
Sao Paolo, Brazil.	193,000	Owned	Manufacturing/Office
Changchun, China.	179,200	(1)	Manufacturing
Kwangju Metropolitan City, Pyeongdong, Korea.	121,000	(3)	Manufacturing
Kwangju Metropolitan City, Hanam,
Korea.	107,000	Owned	Manufacturing
Bergisch-Gladbach, Germany.	102,000	Owned	Manufacturing/Technical Center
Shiheung-si, Gyeonggi-do, Korea.	100,000	Owned	Manufacturing
Chemnitz, Germany.	76,000	Leased	Manufacturing
Ansan-si, Gyeonggi-do, Korea.	70,000	Owned	Manufacturing
Minas Gerais, Brazil.	59,000	Owned	Manufacturing
Buchholz, Germany.	54,000	Owned	Manufacturing
Opole, Poland.	54,000	Owned	Manufacturing
Yeongcheon-si, Korea.	50,000	Owned	Manufacturing
Ulsan Metropolitan City, Korea.	44,000	Owned	Manufacturing
Hyderabad, India.	2,800	Leased	Engineering/Design
Yokohama, Japan.	1,000	Leased	Sales/Engineering

(1)	Facility is utilized by a joint venture in which the Company holds a 60% equity interest. The building is owned and the land is leased.

(2)	Facility is utilized by a joint venture in which the Company holds an 80% equity interest. The building is owned and the land is leased.

(3)	The building is owned and the land is leased.

The facilities were specifically designed for the manufacturing of the Company’s products. The utilization of such facilities is dependent upon the mix of products produced and the timing of the supply requirements pertaining to product programs from the customers.

Item 3. Legal Proceedings.

From time-to-time, the Company is subject to claims or litigation incidental to our business. The Company is not currently involved in any legal proceedings that, individually or in the aggregate, are expected to have a material effect on our business, financial condition, results of operations or cash flows.

As indicated in Note 2 to the Consolidated Financial Statements and in Item 1, “Business” of this Form 10-K, on February 2, 2005, Tower Automotive, Inc. and its 25 United States subsidiaries each filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court Southern District of New York. The cases are jointly consolidated for administrative purposes as Case No. 05-10578 (ALG). As a result of the commencement of the Chapter 11 proceedings by the Debtors, an automatic stay has been imposed against the commencement or continuation of legal proceedings against the Debtors outside of the Bankruptcy Court. Claimants against the Debtors may assert their claims in the Chapter 11 proceedings by filing a proof of claim, to which the Debtors may object and seek a determination from the Bankruptcy Court as to the allowability of the claim. Claimants who desire to liquidate their claims in legal proceedings outside of the Bankruptcy Court will be required to obtain relief from the automatic stay by order of the Bankruptcy Court. If such relief is granted, the automatic stay will remain in effect with respect to the collection of liquidated claim amounts. Generally, all claims against the Debtors that seek a recovery from assets of the Debtors’ estates will be addressed in the Chapter 11 proceedings and paid only pursuant to the terms of a confirmed plan of reorganization.

See Item 10. “Directors and Executive Officers of the Registrant,” under the caption, “Legal Proceedings,” for information on litigation associated with the Company’s bankruptcy involving the Company’s officers.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock traded on the New York Stock Exchange (“NYSE”) under the symbol “TWR.” until February 2, 2005. The following table sets forth, for the periods indicated, the high and low closing sale prices of the Company’s common stock on the NYSE.

	Low	High
2003
First quarter	$2.10	$4.72
Second quarter	2.37	3.93
Third quarter	3.61	5.37
Fourth quarter	3.29	7.11
2004
First quarter	$4.35	$7.53
Second quarter	3.33	5.83
Third quarter	2.08	3.72
Fourth quarter	1.20	2.40

On February 3, 2005, the NYSE suspended trading of the Company’s common stock and delisted its common stock shortly thereafter. On February 7, 2005, the Company’s common stock commenced trading over the counter on the “Pink Sheets” under the symbol “TWRAQ.”

The last reported sale price of the common stock on February 28, 2005 on the Pink Sheets was $0.26. As of February 28, 2005, there were 2,637 holders of record of the Company’s outstanding common stock.

Dividend policy and restrictions

Since the Company’s formation in April 1993, it has never paid any cash dividends. The Company’s DIP Agreement prohibits it from paying cash dividends.

Equity Repurchases

The Company did not repurchase any equity securities during the fourth quarter of 2004.

Item 6. Selected Financial Data.

The following table sets forth the Company’s summary historical consolidated financial data for each of the years in the five-year period ended December 31, 2004, which were derived from the Company’s consolidated financial statements. The Company’s consolidated financial statements as of and for the years ended December 31, 2004, 2003 and 2002 have been audited by Deloitte & Touche LLP, independent registered public accounting firm, and the Company’s consolidated financial statements as of December 31, 2001 and 2000 and for the two year period ended December 31, 2001 were audited by Arthur Andersen LLP, independent auditors. The consolidated financial statements as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004 and the Reports of Independent Registered Public Accounting Firm thereon are included elsewhere in this report. The consolidated financial statements as of and for the years ended December 31, 2001 and 2000 are not included herein. This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements, included elsewhere in this report.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Statement of Operations Data:
Revenues	$3,178,724	$2,815,749	$2,754,464	$2,467,433	$2,531,953
Cost of sales	2,953,041	2,560,689	2,456,380	2,190,248	2,160,359
Selling, general and administrative expenses	145,217	155,500	143,822	139,203	141,984
Amortization expense (1)	—	—	—	24,804	21,517
Restructuring and asset impairment charges, net	(713)	157,532	61,125	383,739	141,326
Goodwill impairment charge	337,230	—	—	—	—
Operating income (loss)	(256,051)	(57,972)	93,137	(270,561)	66,767
Interest expense, net	141,978	92,747	70,267	73,765	64,711
Unrealized gain on derivative	(3,860)	—	—	—	—
Provision (benefit) for income taxes	157,084	(50,811)	7,636	(73,312)	626
Income (loss) before cumulative effect of change in accounting principle	(533,905)	(124,675)	15,180	(267,524)	13,434
Net income (loss)	(533,905)	(124,675)	(97,606)	(267,524)	13,434
Basic earnings (loss) per share before cumulative effect of change in accounting principle	$(9.19)	$(2.20)	$0.26	$(5.87)	$0.29
Diluted earnings (loss) per share before cumulative effect of change in accounting principle	$(9.19)	$(2.20)	$0.26	$(5.87)	$0.28
Basic earnings (loss) per share	$(9.19)	$(2.20)	$(1.70)	$(5.87)	$0.29
Diluted earnings (loss) per share	$(9.19)	$(2.20)	$(1.70)	$(5.87)	$0.28

	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Working capital (deficit)	$(278,432)	$(366,904)	$(305,466)	$(379,785)	$78,753
Total assets	2,560,774	2,846,409	2,557,885	2,533,436	2,892,747
Long-term debt and capital leases, net	1,398,108	1,103,657	764,935	805,688	1,141,900
Other long-term obligations	226,062	223,641	199,477	201,635	200,194
Mandatorily redeemable trust convertible preferred securities (2)	—	—	258,750	258,750	258,750
Stockholders’ investment (deficit)	(120,932)	413,510	512,076	447,408	700,095

(1) The Company adopted SFAS No. 142 relating to the accounting for goodwill and other intangible assets as of January 1, 2002. Utilizing a combination of valuation techniques including the discounted cash flow approach and the market multiple approach, a transitional impairment loss of $112,786 was recorded in the first quarter of 2002.

(2) Includes $258.8 million due to Tower Automotive Capital Trust, or “Trust.” In June 1998, the Trust sold $258.8 million in aggregate liquidation preference of 6 3/4% Trust Convertible Preferred Securities (the “Trust Preferred Securities”). The sole assets of the Trust are approximately $266.8 million in aggregate principal amount of the Issuer’s 6 3/4% convertible subordinated debentures due June 30, 2018, such amount being the sum of the stated liquidation preference of the Trust Preferred Securities and the capital contributed by the Issuer in exchange for the common securities of the Trust. During the third quarter of 2003, the Company elected to adopt the current provisions of FASB Interpretation Number (FIN) 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 as it relates to the Trust Preferred Securities, prior to the required effective date. Under FIN 46, the

Trust, which was previously consolidated by the Company, is no longer consolidated. As a result, Tower Automotive no longer presents the Trust Preferred Securities as mezzanine financing, but instead records a debt obligation for the proceeds, which are owed to the Trust by the Company. Interest is recorded at 6 3/4% on the amount owed by the Issuer to the Trust, which is equal to the amount that was previously presented as minority interest (net of tax) for the amounts paid on the Trust Preferred Securities. Interest expense increased by $8.8 million in each of 2003 (representing six months of interest) and by $8.8 million for the six months ended June 30, 2004 related to this reclassification. Pursuant to the guidance in FIN 46, the Issuer has not reclassified the presentation in prior periods.

NOTE: On February 2, 2005, Tower Automotive, Inc. and its U.S. subsidiaries filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The selected financial data set forth above does not reflect the Chapter 11 filing.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Going Concern

Effective February 2, 2005, Tower Automotive, Inc. and 25 of its U.S. subsidiaries (collectively the “Debtors”) are operating pursuant to Chapter 11 under the Bankruptcy Code and continuation of the Company as a going concern is contingent upon, among other things, the Debtors’ ability: (i) to comply with the terms and conditions of the DIP financing agreement described in Note 10 to the Consolidated Financial Statements; (ii) to obtain confirmation of a plan of reorganization under the Bankruptcy Code; (iii) to reduce unsustainable debt and simplify the Company’s complex and restrictive capital structure through the bankruptcy process; (iv) to return to profitability; (v) to generate sufficient cash flow from operations to fund working capital and debt service requirements; and (vi) to obtain financing sources to meet the Company’s future obligations. These matters create uncertainty regarding the Company’s ability to continue as a going concern.

Overview

The Company produces a broad range of assemblies and modules for vehicle frames, upper body structures and suspension systems for the global automotive industry. Including 100% owned subsidiaries and investments in joint ventures, the Company has production and engineering facilities in the United States, Canada, Mexico, Germany, Belgium, Italy, Slovakia, Poland, France, Spain, Brazil, India, South Korea, Japan and China.

The Company’s products are manufactured utilizing steel and various purchased steel assemblies. The price of steel increased significantly during 2004 compared to recent historical periods due to a shortage of certain raw materials necessary to produce steel and increased global demand, primarily in China. The Company purchases a substantial portion of its steel from its customers through certain customers’ repurchase programs. The purchases through customers’ repurchase programs have somewhat mitigated the severity of price increases associated with the procurement of steel. The remainder of the Company’s steel purchasing requirements is met through contracts with steel producers and market purchases. Prices associated with such purchases increased rapidly during 2004. The Company’s agreements with its customers generally do not permit the Company to increase selling prices for increases in prices of raw material inputs. Steel price increases during 2004 reduced gross margin by $46.1 million.

While steel price increases have abated, and in some cases decreased, the Company expects that higher overall steel prices in 2005, relative to average prices in 2004, will have an adverse impact on the Company. The Company is pursuing several initiatives to mitigate the impact of such raw material price increases on its results of operations. Such initiatives include moving more steel purchases to customer repurchase programs, pursuing selling price increases from customers and reducing other operating costs, among other initiatives. The Company can provide no assurances that such initiatives will be successful. During 2004, the Company realized approximately $39.1 million in steel price increase recoveries from certain foreign customers.

Reductions in North American automobile production, primarily during the second half of 2004, had an adverse impact on the Company’s revenues and operating results. North American automobile production declined by 239,937 units, or 3.5%, during 2004 in comparison to 2003. This decline was partially offset by an increase of 198,143 units, or 2.1%, in North American truck production. Two major customers of the Company, Ford Motor Company (“Ford”) and General Motors Corporation (“GM”), cut overall production levels in 2004 by 243,355 units (6.5%) and 309,759 units (5.8%), respectively, in comparison to 2003. During 2004, Ford had its lowest production year in 12 years, and General Motors produced less than 5.0 million vehicles for the first time since 1998. The Company expects depressed levels of North American automobile production to continue into 2005. Also, relatively high fuel prices are expected to have an adverse impact on North American truck production. The Company’s relatively high concentration of revenues associated with large vehicle platforms exposes the Company to a significant adverse impact from reductions in OEM production levels of these vehicles.

The Company’s gross margins have been declining since 1999. Generally, the Company’s customers require the reduction of selling prices of the Company’s products for each year during the respective lives of such product programs, generally five to seven years. The Company’s ability to improve its profit margins is directly linked to its ability to more than offset these price reductions with reduced operating costs. During 2004, net selling price reductions reduced gross profit by $21.4 million in comparison to 2003.

The number of new vehicle launches also impacts the Company’s gross margins. The Company’s operating costs are higher during a product launch period relative to when the vehicle has reached normal production volumes. In addition, the Company’s gross margins are impacted by the commercial success of the vehicles to which the Company is a supplier, general global economic conditions and vehicle production volumes as mentioned above. During 2004, the Company was adversely impacted by a significant amount of new product launch activity compared to 2003. These launches, which are significant both in terms of number and relative size, reduced gross profit by $14.2 million in 2004 in comparison to 2003. In addition, general economic conditions, such as labor costs and health care, reduced gross profit by $15.4 million in 2004 compared to 2003.

To address the deterioration in operating performance, management has initiated plans to: (a) centralize and standardize processes which were previously performed on a decentralized basis, including purchasing, customer quoting and product costing, product engineering and accounting; (b) rationalize and reduce capital expenditures to more closely align capital spending with expected product returns; (c) use centralization and standardization to leverage cost improvement ideas across the Company’s operating facilities globally; (d) pursue recoveries of significant steel price increases; and (e) a number of other cost reduction initiatives. If the Company is not successful in implementing these actions, the Company may continue to experience declining gross margins.

On February 10, 2004, the Company announced that a decision had been finalized by DaimlerChrysler to move the current production of the frame assembly for the Dodge Ram light truck from the Company’s Milwaukee, Wisconsin facility to the Company’s 40% owned joint venture partner, Metalsa located in Monterrey, Mexico. The current Dodge Ram frame program produced in the Milwaukee facility was expected to run through 2009. In June 2005, production ceased on the Dodge Ram light truck frame at the Company’s Milwaukee, Wisconsin facility. The Company leased a significant portion of the equipment utilized to produce the Dodge Ram light truck frame and notice of rejection of these leases was filed with the Bankruptcy Court in June 2005. In June 2005, the Company recorded its estimate of rejection damages associated with the Lessor’s pre-petition claim of approximately $75 million, but the actual rejection damages are not known at this time. Except for the costs associated with the lease rejection, the Company does not expect to incur additional material costs associated with the customer’s decision to move the Dodge Ram light truck frame production

For a more detailed description of other factors that have had, or may in the future have, a significant impact on the Company’s business, please refer to “Forward Looking Statements”, “Market Risks” and “Opportunities” contained in this Management’s Discussion and Analysis for insight on opportunities, challenges and risks, such as those presented by known material trends and uncertainties, on which the Company’s management is most focused for both the short term and long term, as well as actions management is taking to address these opportunities, challenges and risks.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations is based upon its consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect amounts reported in those statements. The Company has made its best estimates of certain amounts contained in these consolidated financial statements. However, application of the Company’ accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. Management believes that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest impact on the consolidated financial statements and require assumptions that can be highly uncertain at the time the estimate is made.

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities.

The following represents a summary of the Company’s critical accounting policies that require management’s most difficult and subjective judgments.

Goodwill—Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) requires that no amortization be recognized in relation to goodwill. However, SFAS No. 142 requires a test for impairment of goodwill to be performed annually or immediately if conditions indicate that impairment may exist. The evaluation of the Company’s reporting units in relation to impairment testing requires significant judgments and estimation. The Company conducts formal valuation procedures utilizing a combination of valuation techniques including the discounted cash flow approach and the market multiple approach with the assistance of a third party specialist. Events or changes in business circumstances may indicate that the carrying value pertaining to goodwill may not be recoverable. As a result of such an indication, a significant charge may be required in the Company’s Statement of Operations. In the fourth quarter of 2004, the Company recognized a goodwill impairment charge of $337.2 million in the United States/Canada operating unit in accordance with SFAS 142. This charge was precipitated by declining estimates of forecasted results and cash flows given current economic and market conditions within the automotive supplier industry. Upon adoption of SFAS 142 during the second quarter of 2002, the Company recorded a transitional impairment loss of $112.8 million, representing the write-off of all of the Company’s existing goodwill in the reporting units of Asia ($29.7 million) and South America/Mexico ($83.1 million). The Company recognized no impairment charges for the year ended December 31, 2003. On December 31, 2004 and 2003, goodwill amounted to $174.6 million and $498.7 million, respectively, on the Company’s Consolidated Balance Sheets.

Income Taxes — The Company is required to make estimates of provision (benefit) for income taxes, as applicable, in each tax jurisdiction in which the Company operates. This process incorporates an assessment of current taxes payable and/or receivable with temporary differences between the tax bases of assets and liabilities and the corresponding reported amounts in the financial statements. These differences result in deferred tax assets and deferred tax liabilities included in the Company’s Consolidated Balance Sheets. The Company has total net deferred tax assets (liabilities) of $(11.3) million and $167.1 million, respectively, at December 31, 2004 and 2003, which are inclusive of deferred tax valuation allowances of $306.8 million and $60.1 million, respectively. The Company is required to estimate whether recoverability of its deferred tax assets are more likely than not based on forecasts of taxable earnings in each tax jurisdiction. As disclosed in Note 11 to the Consolidated Financial Statements, a large portion of the Company’s deferred tax assets are comprised of net operating loss carryforwards and tax credits. The Company uses historical and projected future operating results, including a review of the eligible carryforward period, tax planning opportunities and other relevant considerations in determining recoverability. Key factors that could affect the determination of the need for a deferred tax valuation allowance include variances to future projected profitability and tax law changes.

Reserves — The Company has recognized accruals in relation to restructuring reserves and purchase accounting reserves, which require the use of estimates and judgment regarding risk, loss exposure and ultimate liability. Reserves for restructuring activities are estimated primarily for activities associated with the discontinuation and consolidation of certain of the Company’s operations. Reserves for loss contracts are estimated by determining which products are being sold pursuant to loss contracts, the estimated loss per unit and expected sales volumes over the life of each contract. Other reserves are estimated using consistent and appropriate methods based upon estimated risk and loss exposure. Changes to these assumptions and estimates could materially affect the recorded liabilities and related loss. Favorable adjustments to the Company’s loss contract reserves of approximately $7.0 million during the year ended December 31, 2002, were recorded to reflect the discontinuance of certain contracts that the Company was fulfilling at a loss, and the reduction of costs associated with remaining loss contracts which were transferred to lower cost locations as part of the Company’s restructuring activities. See Notes 7 and 9 to the Consolidated Financial Statements.

Impairment and Depreciation of Long-Lived Assets – The Company’s long-lived assets, excluding goodwill, are reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. An impairment loss is recognized when the carrying value of the long-lived assets exceeds its fair value. Significant judgments and estimates used by management when evaluating long-lived assets for impairment include:

-An assessment as to whether an adverse event or circumstance requires an impairment review; and

-Undiscounted future cash flows generated by the asset.

In addition, the Company follows its established accounting policy for estimated useful lives of long-lived assets. This policy is based upon significant judgments and estimates as well as historical experience. Actual future experience with those assets may indicate different useful lives resulting in a significant impact on depreciation expense contained in the Company’s Statements of Operations.

Pension and Other Post-Retirement Benefits — The determination of the obligation and expense for pension and other postretirement benefits is dependent on the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 13 to the Consolidated Financial Statements and include, among others, the discount rate, expected long-term rate of return on plan assets, as well as expected increases in compensation and healthcare costs. In accordance with generally accepted accounting principles, actual results that differ from these assumptions are accumulated and amortized over future periods and therefore, in the U.S., generally affect the recognized expense and recorded obligation in such future periods. While the Company believes that its current assumptions are appropriate based on available information, significant differences in the actual experience or significant changes in the assumptions may materially affect the pension and other postretirement obligations and the future expense.

The Company recorded pension expense in relation to its defined benefit pension plans of $18.8 million, $21.1 million and $20.9 million for 2004, 2003 and 2002, respectively. The Company recorded other post-retirement benefit costs of $14.2 million $15.2 million and $10.5 million for 2004, 2003 and 2002, respectively. These amounts are calculated based on a number of actuarial assumptions, most notably the discount rates used in the calculation of the Company’s pension benefit obligations of 5.50%, 5.95% and 6.75% and the discount rates used in the calculation of the Company’s post-retirement benefit obligations of 5.00%, 5.95% and 6.75% as of the Company’s September 30 measurement date in 2004, 2003 and 2002, respectively. The discount rates used by the Company are developed based on consultation with the Company’s actuary and reflects the construction of a hypothetical portfolio of high quality instruments with maturities that mirror the timing and amounts of future benefits.

The expected rate of return on pension plan assets under SFAS 87 of 8.5% as of December 31, 2004 and 2003 is based on consultation with the Company’s actuary and represents the Company’s expected long-term rate of return on plan assets. The rate of return assumptions selected by the Company reflect the Company’s estimate of the average rate of earnings expected on the funds invested or to be invested in order to provide for future participant benefits to be paid out over time. As part of this estimate, the Company’s actuary contemplated the composition of the actual investment policies of the Company as well as the expected long-term rates of return for the various categories of investment vehicles within the plans.

The expected rate of compensation increase reflects actual experience, the long term outlook and estimated inflation.

Results of Operations

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Revenues. Revenues for 2004 increased by $363.0 million, or 12.9%, to $3.18 billion from $2.82 billion during 2003. Higher volume and favorable product mix increased revenues by $275.1 million while foreign exchange effects increased revenues by $70.2 million. In addition, steel price recoveries from certain foreign customers exceeded net selling price reductions by $17.7 million.

Gross Profit and Gross Margin. Gross margin was 7.1% in 2004 compared to 9.0% for 2003. Gross profit declined by $29.4 million, or 11.5%, to $225.7 million during 2004 compared to $255.1 million during 2003. The decreases in gross margin and gross profit were primarily attributable to increased costs associated with the Company’s product launch activities of $14.2 million and higher operating expenses of $71.9 million, which includes the effects of higher material costs, primarily steel ($46.1 million), higher health care expenses ($10.4 million) and general adverse economic conditions (i.e. general labor rate increases, higher energy costs, etc.) impacting the Company ($15.4 million). In addition, the Company recognized $3.6 million in property, plant and equipment write offs and $12.7 million of additional expenses associated with insurance accruals and certain leases. These declines were partially offset by operating efficiencies of $4.8 million, favorable foreign currency effects of $6.0 million, volume and product mix effects of $44.5 million and steel price recoveries from certain foreign customers exceeding net selling price reductions by $17.7 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses declined by $10.3 million, or 6.6%, to $145.2 million during 2004 from $155.5 million in 2003. Selling, general and administrative expenses represented 4.6% of revenues during 2004 compared to 5.5% during 2003. The decline is primarily attributable to lower expenses resulting from the Company’s 2003 Restructuring Plan involving the Company’s corporate consolidation activities.

Goodwill Impairment Charge. During the fourth quarter of 2004, the Company recognized a goodwill impairment charge of $337.2 million. There was no tax impact associated with this charge because the Company recognized a valuation allowance in relation to that impact. This charge was precipitated by declining estimates of forecasted results and cash flows given current economic and market conditions within the automotive suppler industry.

Operating Loss. Operating loss increased by $198.1 million to $256.1 million in 2004 from $58.0 million in 2003. The increase in operating loss for 2004 was attributable to the decline in gross profit of $29.4 million and the goodwill impairment charge of $337.2 million, which were partially offset by the lower selling, general and administrative expenses of $10.3 million and the decline in restructuring and asset impairment charges of $158.2 million.

Interest Expense, Net. Interest expense, net increased by $49.2 million, or 53.1%, to $142.0 million for 2004 from $92.7 million in 2003. The increase was attributable to: (i) increased interest of $14.0 million related to the 12% senior notes issued in June 2003; (ii) $8.8 million related to the Trust Preferred Securities, which was recorded as minority interest during the first six months of 2003; (iii) the write off of deferred financing fees of $3.3 million related to debt repaid in the second quarter of 2004; (iv) $1.4 million associated with a call premium pertaining to $200 million convertible subordinated notes, which were repaid in June 2004; (v) $4.8 million attributable to the 5.75% Convertible Debentures issued in May 2004; (vi) $17.6 million attributable to the Company’s $375 million term loan and $50 million revolver borrowing associated with the credit agreement entered into in May 2004 (vii) $3.2 million pertaining to a decrease in capitalized interest during 2004; (viii) $1.0 million associated with an increase in the amortization of deferred financing costs; and (ix) a decline in interest income in the amount of $0.5 million. These expenses were partially offset by $5.0 million in relation to interest savings associated with the repayment of 5.0% convertible subordinated notes, which were repaid in May 2004 and $0.4 million in relation to a decrease in foreign interest expense.

Unrealized Gain on Derivative. The Company recognized an unrealized gain on derivative of $3.9 million during 2004. The embedded conversion option associated with the 5.75% Convertible Debentures, issued in May 2004, was required to be bifurcated from the host debt contract. This bifurcated derivative was being marked to market during the period of May 24, 2004 through September 19, 2004. On September 20, 2004, the Company’s stockholders approved the issuance of the Convertible Debentures and the associated shares of common stock, thereby, eliminating the characterization of the embedded conversion option as a derivative and no longer requiring mark to market adjustments. See Note 10 to Consolidated Financial Statements.

Provision (Benefit) for Income Taxes. The Company recognized a provision for income taxes amounting to $157.1 million for 2004 compared to the recognition of a benefit for income taxes in the amount of $50.8 million in 2003. The provision for income taxes, despite a pre tax loss, resulted primarily from an increase to the Company’s valuation allowance associated with the Company’s deferred tax assets in the amount of $218.0 million, the recognition of foreign income taxes in the approximate amount of $7.9 million and $70.7 million relating to a certain portion of the goodwill impairment charge not being deductible for tax return purposes. The above- mentioned amounts were partially offset by the benefit related to the statutory tax rate applied to the Company’s pre tax loss resulting in a tax benefit of $137.9 million. The effect of other permanent differences resulted in a $1.6 million tax benefit.

Write-Down of Joint Venture Investment to Market Value. The Company’s results of operations for 2003 were adversely affected by an impairment charge of $27.4 million in relation to the Company’s investment in Yorozu.

Equity in Earnings of Joint Ventures. Equity in earnings of joint ventures increased by $0.1 million in 2004 to $13.4 million in 2004 from $13.3 million during 2003. The increase primarily resulted from the Company’s share of earnings from its joint venture interest in Metalsa in the amount of $4.3 million more than offsetting a decline in the Company’s share of earnings from its joint venture interest in Yorozu in the amount of $4.2 million. The Company sold its investment in Yorozu in March 2004. See Note 8 to the Consolidated Financial Statements.

Minority Interest. Minority interest declined by $4.9 million, or 45.9%, to $5.8 million in 2004 from $10.6 million in 2003. The year 2003 included dividends, net of income tax benefit on the Company’s Trust Preferred Securities, in the amount of $5.8 million, which is now classified as interest expense. This decrease was partially offset by an increase of $0.9 million associated with improved earnings at Tower Golden Ring.

Gain on Sale of Joint Venture, Net of Tax. The gain on sale of joint venture of $9.7 million for 2004 represents the Company’s sale of its 30.76% ownership interest in Yorozu. See Note 8 to the Consolidated Financial Statements.

Net Loss. The Company recognized a net loss of $533.9 million, or $9.19 per basic and diluted share, in 2004 compared to the recognition of a net loss of $124.7 million, or $2.20 per basic and diluted share for 2003. The $409.2 million increase in net loss for 2004 primarily reflected the goodwill impairment charge, the increase in interest expense, net and the recognition of a provision for income taxes in the amount of $157.1 million in 2004 compared to the benefit for income taxes in the amount of $50.8 million recognized in 2003.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Revenues. Revenues for the year ended December 31, 2003 were $2,815.7 million, a 2.2% increase, compared to $2,754.5 million for the year ended December 31, 2002. The $61.2 million increase was composed of positive foreign exchange rate effects in Europe and Asia of $75.9 million, offset by a decline in revenues of $12.3 million attributable to the sale of the Iwahri, Korea plant, which occurred during the first quarter of 2002, and $10.4 million attributable to pricing and economic conditions. In addition, net volume increased $8.0 million, primarily in the platforms of Dodge Ram, GM Cadillac CTS, Ford F-Series and Lincoln SUV and various Nissan, Volkswagen and Hyundai/Kia platforms which were offset by volume decreases primarily in the Dodge Dakota/Durango series, Chrysler LH and Concorde platforms and the Ford Explorer, Focus and Taurus platforms. While net volume increased $8.0 million, the Company experienced a $32.9 million decrease in value-added revenue platforms, which was offset by a non-value-added module assembly revenue increase of $40.9 million.

Gross Profit and Gross Margin. Cost of sales as a percent of total revenues for the year ended December 31, 2003 was 90.9% compared to 89.1% for the year ended December 31, 2002. Gross margin for 2003 was 9.1% compared to 10.8% in 2002. Gross profit decreased $43.0 million from $298.1 million in 2002 to $255.1 million in 2003 and is attributable to the combined effects of: (i) $10.4 million in a negative profit effect of pricing and cost economics, (ii) increased health care costs of $3.3 million, (iii) $25.0 million of additional launch costs related primarily to new programs launched for Volvo, Ford, Nissan and GM, (iv) lease expense of $4.7 million not present in the 2002 period, (v) $14.8 million decline in gross profit on value-added revenue decreases, offset by (vi) $6.9 million in positive foreign exchange rate effects on gross profit, (vii) $1.2 million increase in gross profit on non-value added module assembly revenues and (viii) $7.1 million in operational performance improvements in 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $155.5 million, or 5.5% of revenues, for the year ended December 31, 2003 compared to $143.8 million, or 5.2 % of revenues, for the year ended December 31, 2002. The $11.7 million increase in expense is due to increased compensation related expenses of $7.7 million due primarily to executive leadership retirement and recruitment costs of $4.4 million, increased legal and professional costs of $1.2 million, and increased program management costs of $2.8 million related to engineering and support activities.

Operating Income (Loss). An operating loss in the amount of $58.0 million was recognized in 2003 compared to the recognition of operating income amounting to $93.1 million for 2002. The operating loss was attributable to a $96.4 million increase in restructuring and asset impairment charges described below, the $43.0 million decline in gross profit and the $11.7 million increase in selling, general and administrative expenses.

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

Income Taxes. The effective income tax (benefit) rate was (33.7) % and 35.0% in 2003 and 2002, respectively. The effective income tax (benefit) rates reflect the actual rates in the tax jurisdictions in which the Company operates, adjusted for permanent differences.

Write-down of Joint Venture Investment to Market Value, net. Prior to the fourth quarter of 2003, the Company had determined that its investment in Yorozu had not suffered an other than temporary decline in market value. This determination was based on the strategic nature of the investment, which supported the Company’s original investment decision and the fact that the Company believed that there was a significant premium associated with the large block of stock held in Japan. During the fourth quarter of 2003, the Company reevaluated the strategic nature and current intent of its investment in Yorozu. As a result, the Company recorded an impairment charge of $27.4 million to record the investment at the December 31, 2003 traded value on the Tokyo Stock Exchange.

Equity in Earnings of Joint Ventures, net. Equity in earnings of joint ventures, net of tax, was $13.3 million and $16.8 million for the years ended December 31, 2003 and 2002, respectively. These amounts represent the Company’s share of the earnings from its joint venture interests in Metalsa, Yorozu and DTA Development. The Company’s share of joint venture earnings in Metalsa decreased by $6.0 million in the 2003 period, partially offset by increases during the 2003 period in the Company’s share of joint venture earnings in DTA and Yorozu of $0.1 million and $2.4 million, respectively.

Minority Interest, net. Minority interest, net of tax, was $10.6 million and $15.8 million for the years ended December 31, 2003 and 2002, respectively. Minority interest in the 2003 period represents the minority interest held by the 40 percent joint venture partners in Tower Golden Ring and dividends, net of income tax benefits, on the Trust Preferred Securities, through June 2003. Minority interest in the 2002 period represents dividends, net of income tax benefits, on the Trust Preferred Securities and the minority interest held by the 40 percent joint venture partners in Tower Golden Ring. The decrease is due to the adoption of FASB Interpretation No. (FIN) 46 during the third quarter of 2003, which requires the dividends previously recorded as minority interest to be classified as interest expense.

Cumulative Effect of a Change in Accounting Principle, net. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 relating to the accounting for goodwill and other intangible assets as of January 1, 2002. Under SFAS No. 142, the Company designated four reporting units: 1) United States/Canada, 2) Europe, 3) Asia and 4) South America/Mexico. During the second quarter of 2002, the Company completed its formal valuation procedures under SFAS No. 142, utilizing a combination of valuation techniques including the discounted cash flow approach and the market multiple approach. As a result of this valuation process as well as the application of SFAS No. 142, the Company recorded a transitional impairment loss of $112.8 million, representing the write-off of all of the Company’s existing goodwill in the reporting units of Asia ($29.7 million) and South America/Mexico ($83.1 million). The write-off was recorded as a cumulative effect of a change in accounting principle in the Company’s Consolidated Statement of Operations for the year ended December 31, 2002. There was no tax impact since the Company recorded a $24.2 million tax valuation allowance for the deductible portion of the goodwill written off in the reporting unit of South America/ Mexico. The Company determined that it was appropriate to record a valuation allowance against the entire amount of the $24.2 million deferred tax asset recognized in adopting SFAS No. 142, given the uncertainty of realization and the lack of income in the reporting unit. The Asia goodwill was not deductible for tax purposes.

RESTRUCTURING AND ASSET IMPAIRMENT

On April 15, 2005, the Company committed to a plan to close its Belcamp, MD, Bowling Green, KY and Corydon, IN facilities. In addition, as a result of the closing of the Corydon, IN facility, the Company will reduce the number of employees at its Granite City, IL facility. These actions will result in the elimination of approximately 800 positions. The facility closures are expected to be completed by June 30, 2005. These operational restructuring initiatives are designed to reduce excess capacity and associated costs and improve overall efficiency.

Total estimated costs associated with these actions amount to approximately $63.4 million, which is comprised of employee termination benefits of $3.8 million, asset impairment charges of $32.1 million, related lease costs of $25.0 million and other costs of $2.5 million. Future cash expenditures for these actions are estimated at $4.5 million. These amounts do not include approximately $4.7 million of cash expenditures to be incurred for training and relocation of colleagues and equipment. These costs are contained in the North America operating segment.

On October 28, 2004, the Company committed to a plan to consolidate the stamping operations of its Gunpo, Korea facility (“Gunpo”) into its Hwasung, Korea plant (“Hwasung”) and to move welding operations from Gunpo to Hwasung and the Company’s facility in Shiwha, Korea. These actions were taken for the purpose of reducing future operating costs and are expected to be completed by March 2006. Total estimated costs associated with these actions amount to approximately $1.2 million, which is contained in the International operating segment. These costs involve cash expenditures in the amount of $0.5 million and non-cash asset impairment charges in the amount of $0.7 million.

During the third quarter of 2004, the Company committed to a plan to transfer production of its suspension link arm business from the Company’s facility in Bowling Green, Kentucky to its plant in Milan, Tennessee to gain production efficiencies and strengthen competitiveness. In the third quarter of 2004, the Company also committed to a plan to move manual stamping operations and related weld assemblies from its Greenville, Michigan facility to other Company locations in Elkton, Michigan and Kendallville, Indiana to enable the Greenville facility to concentrate on higher-margin business in progressive stampings and complex value-added assemblies. The Company recognized cash charges and non-cash asset impairment charges in association with these actions in the amounts of $0.7 million and $0.3 million, respectively, during 2004. These costs are contained within the North America operating segment. The Greenville, Michigan move was completed during the first quarter of 2005, while the transfer of production from the Bowling Green, Kentucky facility was completed during the fourth quarter of 2004.

In October 2003, the Company announced plans to consolidate its Novi, Michigan North America oversight and Grand Rapids, Michigan corporate office activities and close its Rochester Hills, Michigan prototype tooling and technical center facility. In the fourth quarter of 2003, charges relating to these activities were recognized by the Company totaling $3.7 million, comprised of cash charges of $2.1 million and non-cash asset impairment charges of $1.6 million. These costs are contained within the North America operating segment.

On May 27, 2003, the Company announced that it would transfer the production of high-volume frame assemblies for the Ford Ranger from its Milwaukee facility to its Bellevue, Ohio facility. During 2003, the Company recorded $25.0 million in pre-tax restructuring and asset impairment charges relating to this event. These charges reflect estimated qualifying “exit costs” comprising of cash charges of $6.1 million, pension and other post-retirement benefit plan curtailment costs of $6.3 million and non-cash asset impairment charges of $12.6 million, all within the North America operating segment. These charges did not cover certain aspects of the 2003 Plan, including movement of equipment and colleague relocation and training, which was recognized as incurred. On December 5, 2003, the Company announced that it had decided not to proceed with the relocation of the Ford Ranger line based on revised economic factors from the original May 2003 decision principally due to concessions received from the Milwaukee labor unions and a need for management to focus on its 2004 new product launch schedule. Because the Company’s measurement date for pension and post-retirement benefits is September 30, the decision to continue Ranger frame production in Milwaukee, made in December 2003, resulted in a reversal of the post-retirement benefit plan curtailment loss on a three-month lag, in the first quarter of 2004, as discussed above. The cash charges of $6.1 million were incurred prior to the reversal of the original decision to move the Ford Ranger frame production. SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” prohibits the restoration of the non-cash asset impairment charges of $12.6 million.

On January 31, 2002, the Company announced that it would discontinue the remaining stamping and ancillary processes performed at its Milwaukee Press Operations and relocate the remaining work to other Tower locations or Tier II suppliers (the “2002 Plan”). The Company substantially completed the transfer process in 2002. As a result of these efforts, the Company recorded a restructuring charge in the first quarter of 2002 totaling $75.4 million, which reflects the estimated qualifying “exit costs” to be incurred pertaining to the 2002 Plan. During 2003, and 2002 the Company revised its estimate pertaining to this restructuring activity by increasing cash charges by $0.7 million and $1.2 million, respectively. During the fourth quarter of 2002, due to a favorable settlement of anticipated other exit costs and an assessment of remaining costs, the Company subsequently reduced the estimates associated with the 2002 Plan and restructuring plans prior to 2002 by $14.3 million, resulting in a net restructuring charge of $61.1 million for 2002.

The 2002 Plan charge includes costs associated with asset impairments, severance and outplacement costs related to colleague terminations and certain other exit costs. These costs are contained in the North America operating segment.

The Company has historically executed various restructuring plans and may execute additional plans in the future to respond to its bankruptcy proceedings, customer sourcing decisions, realignment of manufacturing capacity to prevailing global automotive production and to improve the utilization of remaining facilities.

LIQUIDITY AND CAPITAL RESOURCES

During 2004, the Company’s cash requirements were met through operations, commercial borrowings, the issuance of 5.75% Convertible Debentures and an accounts receivable securitization facility. At December 31, 2004, the Company had available liquidity in the amount of $149.1 million, which consisted of cash on hand.

Net cash provided by operating activities was $74.8 million during 2004 compared to net cash provided by operating activities of $184.8 million during 2003. The amount provided in 2004 primarily resulted from an increase in accounts payable and accrued liabilities in the amount of $163.6 million and proceeds of $44.8 million associated with a receivables securitization, which were partially offset by increases in the Company’s accounts receivable, inventory and other operating accounts, net in the amounts of $99.6 million, $29.0 million and $5.0 million, respectively.

Net cash utilized in investing activities was $180.5 million during 2004 compared to net cash utilized of $221.6 million in 2003. The utilization for 2004 resulted from capital expenditures of $210.9 million and the acquisition of the remaining 34% ownership interest in Seojin Industrial Company from the Company’s joint venture partner for $21.3 million. The impact of these items was partially offset by proceeds of $51.7 million from the sale of Yorozu.

Net cash provided by financing activities amounted to $94.0 million in 2004 compared to $184.0 million of net cash provided during 2003. During 2004, the Company had proceeds from borrowings amounting to $613.8 million and repayments of debt in the amount of $519.9 million.

At December 31, 2004, the Company had negative working capital of $278.4 million.

The Company’s business has significant liquidity requirements. The Company has made significant capital expenditures and incurred significant launch costs over the last several years to implement its new program awards in advance of receiving any significant revenue from such new programs. Capital expenditures and launch costs for 2004 were $210.9 million and $57.6 million, respectively. These costs have had an adverse impact on the Company’s liquidity position.

The Company has a significant amount of indebtedness. As of December 31, 2004, the Company had $1,531.3 million ($1,537.8 million after giving effect to unamortized bond discount on the 12% senior notes) of outstanding indebtedness. The Company’s cash interest expenditures, net of amounts capitalized for 2004, were $130.6 million. At December 31, 2004, the Company had no availability to borrow additional amounts under its revolving loan commitment. The Company’s ability to satisfy its liquidity requirements with cash flows from operations has been negatively impacted by a decline in its operating performance over the past several years.

Certain foreign subsidiaries of the Company are subject to restrictions on their ability to dividend or otherwise distribute cash to the Company because they are subject to financing arrangements that restrict them from paying dividends.

During 2004, the Company took a number of actions to address its liquidity needs. In the first quarter of 2004, the Company sold its equity investment in Yorozu, which generated cash proceeds of $51.7 million. On May 24, 2004, the Company entered into a credit agreement involving a revolving loan commitment, a first lien term loan commitment and a second lien letter of credit commitment with various financial institutions. The Company also issued 5.75% Convertible Debentures. The Company utilized the net proceeds associated with the Convertible Debentures along with borrowings under the above-mentioned credit agreement to repay existing senior credit facilities in the amount of $239.5 million, redeem its 5.0% convertible subordinated notes of $200.0 million due August 1, 2004, pay related fees and expenses and for other general corporate purposes.

In December 2004, the Company deferred the quarterly interest payment of $4.4 million on its 6 3/4% convertible subordinated debentures held by Tower Automotive Capital Trust that would have been paid on December 31, 2004. The terms of these convertible subordinated debentures permits the deferral of the underlying interest payments for up to 20 consecutive quarters.

Despite these efforts, the Company encountered a series of developments in late 2004 and early 2005, in addition to the termination of accelerated payment programs with its key customers, that resulted in a material reduction in the Company’s liquidity position in early 2005.

Production volumes of the Company’s largest customers declined in the latter part of 2004 and early 2005. In North America, Ford, DaimlerChrysler and General Motors experienced declining production volumes due, in part, to a loss in market share to foreign competitors such as Toyota, Honda and Nissan. Since the Company typically supplies its customers on a requirements basis and is not guaranteed any set volume of business and Ford, DaimlerChrysler and General Motors represent approximately 62% of the Company’s revenues, the decline in production has significantly impacted the Company’s liquidity position and recent results of operations.

Increased costs of raw materials have also negatively impacted the Company’s liquidity position in 2004. The majority of the Company’s product offerings are produced from steel. Due to significantly increased demand for steel, most notably from China, the cost of steel has increased significantly during 2004 and the adverse impact is continuing into 2005, and some of the Company’s product program contracts are for fixed prices that do not allow the Company to pass through increased material costs.

The Company’s cost-saving initiatives were unable to overcome the inability of the Company to maintain selling price levels or to increase selling prices. Many of the Company’s long-term supply contracts call for regular price decreases. In some cases, the Company has been unable to reach the projected cost savings necessary to offset these price decreases and, therefore, the Company’s margins on these contracts have decreased accordingly.

Significant launch costs relating to new product programs had an adverse impact on the liquidity of the Company. During 2003 and 2004, the Company had seven new product program launches. In addition to increased capital expenditures, the management of these launches resulted in higher than anticipated program launch costs resulting in decreased liquidity.

Due to the above-mentioned factors, the Company’s liquidity position deteriorated in early 2005 and forced the Company to seek Chapter 11 protection to restructure its operations and financial position. The objective of the bankruptcy filing is to provide relief from the Company’s burdensome pre-petition debt service and other obligations and allow the Company to make the necessary investments in the near term to grow and sustain its business.

The Company has established a plan that encompasses (i) a balance sheet restructuring in conjunction with the bankruptcy filing that is intended to allow the Company to eliminate much of its unsustainable debt load and simplify its complex and restrictive capital structure; (ii) the rationalization of the Company’s facilities; (iii) increasing productivity, efficiency and quality at the plant level while optimizing capacity utilization across the Company’s entire network to reduce costs and improve operating results by managing plants as cost centers instead of profit centers; (iv) leveraging scale by centralizing material services, capital and manufacturing sourcing that is designed to maximize overall purchasing power with the objective of reducing costs; (v) a manufacturing rationalization by utilizing a common approach toward processes across all of the Company’s manufacturing facilities; and (vi) focusing on profitability rather than revenue growth and market share, with the objective that future platform launches will be in a better position to achieve improved margins.

The Company’s new product launch activities and capital expenditures are expected to decline during 2005, thereby improving the Company’s liquidity position. Capital expenditures for 2005 are expected to be approximately $160.0 million. For the year ending December 31, 2005, management expects total new program launch costs to decline to $7.4 million.

Chapter 11 Impact

Under the terms of the Credit Agreement, the Chapter 11 filing creates an event of default. Upon the Chapter 11 filing, the lenders’ obligation to loan additional money to the Company terminated, the outstanding principal of all obligations became immediately due and payable, and the Debtors were required to immediately deposit funds into a collateral account to cover the outstanding amounts under the letters of credit issued pursuant to the Credit Agreement. Outstanding obligations under the Credit Agreement amounted to $425.0 million, which was refinanced through the DIP financing described below.

In addition, the Chapter 11 filing creates an event of default in relation to the Convertible Debentures, Senior Notes, Senior Euro Notes, and the Trust Preferred Securities and underlying 6 3/4% Convertible Subordinated Debentures.

The ability of the creditors of the Debtors to seek remedies to enforce their rights under the credit facilities described above is stayed as a result of the Chapter 11 filing, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

The Company’s foreign subsidiaries are not included in the Chapter 11 filing. Therefore, the debt of these subsidiaries is not subject to compromise in the bankruptcy proceedings.

DIP Financing

In conjunction with its Chapter 11 filing, the Debtors entered into a DIP Financing Agreement in February 2005. The DIP Agreement provides for a $725 million of debtor-in-possession financing, comprised of a revolving credit and letter of credit facility in an aggregate principal amount not to exceed $300 million and a term loan in the aggregate principal amount of $425 million. The proceeds of the term loan have been used to payoff the Company’s outstanding balance of $425 million associated with its pre-petition Credit Agreement. The Company believes that the existing DIP Agreement is adequate to provide for its future liquidity needs through the Debtors’ Chapter 11 bankruptcy.

Advances under the DIP Agreement bear interest at a fixed rate per annum equal to (x) the greatest (as of the date the advance is made) of the prime rate, the Base CD Rate (as defined in the DIP Agreement) plus 1%, or the Federal Funds Effective Rate (as defined in the DIP Agreement) plus 0.5%, plus (y) 1.75%, in the case of a loan under the revolving facility, or 2.75% in the case of the term loan. Alternatively, the Debtors may request that advances be made at a variable rate equal to (x) the Adjusted LIBO Rate (as defined in the DIP Agreement), for a one-month, three-month, six-month, or nine-month period, at the election of Debtors, plus (y) 2.75%, in the case of a loan under the revolving facility, or 3.75% in the case of the term loan. In addition, the DIP Agreement obligates the Debtors to pay certain fees to the Lenders as described in the DIP Agreement.

The DIP Agreement contains various representations, warranties and covenants by Debtors that are customary for transactions of this nature, including (without limitation) reporting requirements and maintenance of financial covenants.

The Debtors’ obligations under the DIP Agreement may be accelerated following certain events of default, including (without limitation) any breach by the Debtors of any of the representations, warranties, or covenants made in the DIP Agreement or the conversion of any of the bankruptcy cases to a case under Chapter 7 of the Bankruptcy Code or the appointment of a trustee pursuant to Chapter 7 of the Bankruptcy Code.

The DIP Agreement matures on February 2, 2007; however, the Debtors are obligated to repay all borrowings made pursuant to the DIP Agreement upon substantial consummation of a plan of reorganization of the Debtors that is confirmed pursuant to an order of the Bankruptcy Court.

Off Balance Sheet Arrangements

On December 30, 2004, the Company entered into a $50.0 million accounts receivable securitization facility resulting in proceeds amounting to $44.8 million on the closing date of the facility. The Company conducted the accounts receivable securitization facility through a qualified special purpose entity, which was not consolidated in the Company’s consolidated financial statements. This facility became unavailable on February 2, 2005, the date on which the Debtors filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. See Note 6 to the Consolidated Financial Statements.

Contractual Obligations and Commercial Commitments

The Company’s contractual obligations and commercial commitments as of December 31, 2004 were as follows (in thousands):

	Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 Year	1- 3 Years	4- 5 Years	5 Years
Long-term debt	$1,370,751	$124,622	$63,764	$416,881	$765,484
5.75% convertible debentures	125,000	—	—	—	125,000
Capital lease obligations	55,484	16,199	15,674	8,761	14,850

Operating leases	437,715	78,430	141,125	114,311	103,849

Total contractual obligations at December 31, 2004	$1,988,950	$219,251	$220,563	$539,953	$1,009,183

The table set forth above does not reflect the impact of the Chapter 11 filing made on February 2, 2005.

•	Other anticipated 2005 contractual obligations (future amounts beyond 2005 are not readily determinable):

1.	cash interest payments of approximately $145 million,

2.	pension funding contributions of approximately $32.4 million,

3.	other post-retirement benefit payments of approximately $20.6 million and

4.	purchase obligations of approximately $70.0 million. The Company’s significant purchase obligations consist primarily of inventory, tooling and capital expenditures. The Company’s purchase orders for inventory are “requirements” based which do not require the Company to purchase minimum quantities. As of December 31, 2004, the Company was obligated under executory purchase orders for approximately $47.2 million of tooling and $22.8 million of capital expenditures.

The Company’s commercial commitments included up to $155.0 million of standby letters of credit of which $151.9 million was outstanding as of December 31, 2004.

DEBT RATINGS

On February 2, 2005, Standard & Poor’s cut its ratings on the Company’s debt to “D” or default in association with the voluntary Chapter 11 bankruptcy filing of the Debtors. The Company’s corporate credit rating was cut to “D” from “CCC,” and the Company’s senior unsecured debt was cut to “D” from “CC.”

Following the Company’s voluntary filing for Chapter 11 bankruptcy protection, Moody’s Investors Service withdrew all ratings related to debt associated with Tower Automotive, Inc. and its 100% owned subsidiaries R.J. Tower Corporation and Tower Automotive Capital Trust.

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

At December 31, 2004, the Company had total debt and obligations under capital leases of $1,531.3 million. The debt is composed of fixed rate debt of $1,064.4 million and floating rate debt of $466.9 million. The pre-tax earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt would be approximately $4.7 million, holding other variables constant. A one-percentage point increase in interest rates would not materially impact the fair value of the fixed rate debt.

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

A portion of the Company’s assets are based in its foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders’ investment. Accordingly, the Company’s consolidated stockholders’ investment (deficit) will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

The Company’s strategy for management of currency risk relies primarily upon conducting its operations in a country’s respective currency and may, from time to time, also involve hedging programs intended to reduce the Company’s exposure to currency fluctuations. Management believes the effect of a 100 basis point movement in foreign currency rates versus the dollar would not materially affect the Company’s financial position, results of operations or cash flows for the periods presented.

OPPORTUNITIES

The Company’s presence in Europe and Asia along with foreign vehicle manufacturers’ transplant operations in the U.S. have reduced its reliance on Ford, DaimlerChrysler and General Motors, increased penetration with certain existing customers and added new customers such as Fiat, BMW, Volkswagen, Nissan and Hyundai/Kia. The Company expects this trend to continue as a result of its anticipated organic growth outside the U.S., from recent awards to supply foreign transplant operations in the U.S. and its efforts to diversify its customer base.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this Form 10-K or incorporated by reference herein, are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-K, the words “anticipate,” “believe,” “estimate,” “expect,” “intends”, “project”, “plan” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management as well as on assumptions made by and information currently available to the Company at the time such statements were made. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside the control of the Company, such as risks relating to: (i) confirmation of a plan of reorganization under the Bankruptcy Code which would allow the Company to reduce unsustainable debt and other liabilities and simplify the Company’s complex and restrictive capital structure; (ii) the Company’s reliance on major customers and selected vehicle platforms; (iii) the cyclicality and seasonality of the automotive market; (iv) the failure to realize the benefits of acquisitions and joint ventures; (v) the Company’s ability to obtain new business on new and redesigned models; (vi) the Company’s ability to achieve the anticipated volume of production from new and planned supply programs; (vii) the general economic or business conditions affecting the automotive industry (which is dependent on consumer spending), either nationally or regionally, being less favorable than expected; (viii) the Company’s failure to develop or successfully introduce new products; (ix) increased competition in the automotive components supply market; (x) unforeseen problems associated with international sales, including gains and losses from foreign currency exchange; (xi) implementation of or changes in the laws, regulations or policies governing the automotive industry that could negatively affect the automotive components supply industry; (xii) changes in general economic conditions in the United States, Europe and Asia; and (xiii) various other factors beyond the Company’s control. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

See “Market Risk” section of Item 7.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tower Automotive, Inc.
Novi, Michigan

We have audited the accompanying consolidated balance sheets of Tower Automotive, Inc. and Subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ investment (deficiency), and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed at Item 15 (the “financial statement schedules”). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Metalsa S. de R.L. and subsidiaries (“Metalsa”), the Company’s investment in which is accounted for by use of the equity method. The Company’s equity of $210,425,313 and $201,137,812 in Metalsa’s net assets at December 31, 2004 and 2003, respectively, and of $13,833,200 and $6,318,000 in that company’s net income for the respective years then ended are included in the accompanying consolidated financial statements. The consolidated financial statements of Metalsa were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Metalsa, is based solely on the report of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Tower Automotive, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company’s recurring losses from operations, an extensive liquidity deficiency in early 2005 and a significant amount of indebtedness raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 10 to the consolidated financial statements, in 2003 the Company changed its method of accounting for certain variable interest entities to conform to Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 22, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

DELOITTE & TOUCHE LLP

Detroit, Michigan
July 22, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tower Automotive, Inc.
Novi, Michigan

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Tower Automotive, Inc. (a Delaware corporation) and Subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•	Accounting for Pensions and Other Post-Employment Benefits. As of December 31, 2004, the Company did not maintain effective controls to ensure that the accruals for pensions and other post-employment benefits were determined based on certain key assumptions supported by calculations. As a result of auditor inquiries, correcting adjustments were made to actuarial assumptions used to determine the accruals for pensions and other post-employment benefits and therefore to the financial statements and footnotes. These correcting adjustments were material to the financial statements as a whole and represent a deficiency in the operation of internal controls, as appropriately supporting key assumptions in determining accruals for pensions and other post-employment benefits is required by the Company’s policies.

•	Accounting for Income Taxes. As of December 31, 2004, the Company did not maintain effective controls to ensure that the provision for income taxes was properly calculated. Due in part to significant turnover in the Company’s global tax department during the fourth quarter of 2004, there existed a lack of local tax law expertise or failure to engage local tax law expertise in certain non-U.S. locations to appropriately determine deferred tax assets and liabilities in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, as well as insufficient or ineffective review and approval practices with the tax and finance organizations resulting in errors not being prevented or detected in a timely manner and insufficient staffing in the global tax organization. As a result of these deficiencies, the audit of the provision for income taxes resulted in correcting adjustments to the financial statements and footnotes. These correcting adjustments were material to the financial statements as a whole. These correcting adjustments represent a deficiency in the operation of internal controls, as the use of appropriate local tax law expertise, effective review and approval practices and maintenance of sufficient staffing in the global tax organization are required by the Company’s policies. Potential misstatements in the provision for income taxes may occur during the existence of this material weakness, and could be material.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2004, of the Company and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2004, of the Company and our report dated July 22, 2005 expressed an unqualified opinion on those financial statements and financial statement schedules and included explanatory paragraphs regarding 1) the Company’s ability to continue as a going concern, and 2) a change in the method of accounting for certain variable interest entities.

DELOITTE & TOUCHE LLP

Detroit, Michigan
July 22, 2005

TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(Amounts in thousands,
	except per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$149,101	$160,899
Accounts receivable	346,031	325,599
Inventories	159,034	130,004
Deferred income taxes, net	—	20,116
Prepaid tooling and other	124,938	91,662

Total current assets	779,104	728,280

Property, Plant and equipment, net	1,205,640	1,055,873
Investments in joint ventures	227,740	248,133
Deferred income taxes	—	146,944
Goodwill	174,563	498,663
Other assets, net	173,727	168,516

	$2,560,774	$2,846,409

LIABILITIES AND STOCKHOLDERS’ INVESTMENT (DEFICIT)

Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$133,156	$99,597
Convertible Subordinated Notes	—	199,984
Accounts payable	638,118	556,036
Accrued liabilities	286,262	249,984

Total current liabilities	1,057,536	1,105,601

Long-term debt, net of current maturities	1,239,562	1,060,859
Convertible senior debentures	121,723	—
Obligations under capital leases, net of current maturities	36,823	42,798
Other noncurrent liabilities	226,062	223,641

Total noncurrent liabilities	1,624,170	1,327,298

Commitments and Contingencies	—	—
Stockholders’ Investment:
Preferred stock, par value $1; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $.01; 200,000,000 shares authorized; 66,578,962 issued and 58,480,909 outstanding in 2004; 66,133,731 issued and 57,341,805 outstanding in 2003	666	661
Additional paid-in capital	681,084	680,608
Retained deficit	(715,754)	(181,849)
Deferred compensation plans	(7,636)	(9,609)
Accumulated other comprehensive loss	(29,968)	(22,751)
Treasury stock, at cost: 8,098,053 shares in 2004 and 8,791,926 shares in 2003	(49,324)	(53,550)

Total stockholders’ investment (deficit)	(120,932)	413,510

	$2,560,774	$2,846,409

The accompanying notes are an integral part of these consolidated financial statements.

TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003	2002
	(Amounts in thousands, except per share data)
Revenues	$3,178,724	$2,815,749	$2,754,464
Cost of sales	2,953,041	2,560,689	2,456,380

Gross profit	225,683	255,060	298,084
Selling, general and administrative expenses	145,217	155,500	143,822
Restructuring and asset impairment charges, net	(713)	157,532	61,125
Goodwill impairment charges	337,230	—	—

Operating income (loss)	(256,051)	(57,972)	93,137
Interest expense	143,745	95,222	72,555
Interest income	(1,767)	(2,475)	(2,288)
Unrealized gain on derivative	(3,860)	—	—
Other expense, net	—	—	1,052

Income (loss) before provision for income taxes, equity in earnings of joint ventures, minority interest and cumulative effect of accounting change	(394,169)	(150,719)	21,818
Provision (benefit) for income taxes	157,084	(50,811)	7,636

Income (loss) before equity in earnings of joint ventures, minority interest and cumulative effect of accounting change	(551,253)	(99,908)	14,182
Write-down of joint venture investment to market value, net of tax	—	(27,436)	—
Equity in earnings of joint ventures, net of tax	13,370	13,298	16,822
Minority interest, net of tax	(5,754)	(10,629)	(15,824)
Gain on sale of joint venture	9,732	—	—

Income (loss) before cumulative effect of accounting change	(533,905)	(124,675)	15,180
Cumulative effect of change in accounting principle, net of tax	—	—	(112,786)

Net loss	$(533,905)	$(124,675)	$(97,606)

Basic earnings (loss) per share:
Income (loss) before cumulative effect of accounting change	$(9.19)	$(2.20)	$0.26
Cumulative effect of change in accounting principle	—	—	(1.96)

Net loss	$(9.19)	$(2.20)	$(1.70)

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of accounting change	$(9.19)	$(2.20)	$0.26
Cumulative effect of change in accounting principle	—	—	(1.96)

Net loss	$(9.19)	$(2.20)	$(1.70)

Weighted average basic shares outstanding	58,077	56,703	57,329

Weighted average diluted shares outstanding	58,077	56,703	57,329

     The accompanying notes are an integral part of these consolidated financial statements.

TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT (DEFICIT)

						Accumulated
						Other
			Additional	Retained	Deferred	Comprehensive			Total
	Common Stock		Paid-in	Earnings	Compensation	Income	Treasury Stock		Stockholders’
	Shares	Amount	Capital	(Deficit)	Plans	(Loss)	Shares	Amount	Investment
	(Amounts in thousands, except share data)
BALANCE, December 31, 2001	48,077,142	$481	$456,627	$40,432	$(15,571)	$(34,561)	—	$—	$447,408
Exercise of options	329,368	3	1,653	—	—	—	—	—	1,656
Sales of stock under Employee Stock Discount Purchase Plan	222,145	2	1,423	—	—	—	—	—	1,425
Deferred Income Stock Plan deferrals	—	—	1,387	—	(1,387)	—	—	—	—
Deferred Income Stock Plan distributions	—	—	—	—	3,781	—	—	—	3,781
Restricted stock grants earned and forfeited	—	—	(465)	—	2,431	—	—	—	1,966
Issuance of common stock	17,250,000	173	222,447	—	—	—	—	—	222,620
Repurchase of common stock	—	—	—	—	—	—	(9,827,800)	(59,860)	(59,860)
Net loss	—	—	—	(97,606)	—	—	—	—
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	19,915	—	—
Unrealized loss on qualifying cash flow hedges	—	—	—	—	—	(4,521)	—	—
Minimum pension liability	—	—	—	—	—	(24,708)	—	—
Total comprehensive loss									(106,920)

BALANCE, December 31, 2002	65,878,655	659	683,072	(57,174)	(10,746)	(43,875)	(9,827,800)	(59,860)	512,076
Sales of stock under Employee Stock Discount Purchase Plan	252,156	2	650	—	—	—	—	—	652
Deferred Income Stock Plan deferrals	—	—	3,395	—	(3,395)	—	—	—	—
Deferred Income Stock Plan forfeitures	—	—	(199)	—	199	—	—	—	—
Deferred Income Stock Plan distributions	—	—	—	—	2,999	—	—	—	2,999
Deferred Income Stock Plan funding	—	—	(6,310)	—	—	—	1,035,874	6,310	—
Restricted stock grants earned and forfeited	—	—	—	—	1,316	—	—	—	1,316
Restricted stock grant distributions	2,920	—	—	—	18	—	—	—	18
Net loss	—	—	—	(124,675)	—	—	—	—
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	28,609	—	—
Unrealized gain on qualifying cash flow hedges	—	—	—	—	—	4,586	—	—
Minimum pension liability	—	—	—	—	—	(12,071)	—	—
Total comprehensive loss									(103,551)

Balance, December 31, 2003	66,133,731	661	680,608	(181,849)	(9,609)	(22,751)	(8,791,926)	(53,550)	413,510
Exercise of options	23,750	—	72	—	—	—	—	—	72
Sales of stock under Employee Stock Discount Purchase Plan	15,912	—	28	—	—	—	—	—	28
Deferred Income Stock Plan deferrals	—	—	636	—	(636)	—	—	—	—
Deferred Income Stock Plan forfeitures	—	—	(74)	—	74	—	—	—	—
Deferred Income Stock Plan distributions	—	—	—	—	1,524	—	—	—	1,524
Deferred Income Stock Plan funding	—	—	(181)	—	—	—	693,873	4,226	4,045
Restricted stock grants earned and forfeited	405,569	5	(5)	—	1,011	—	—	—	1,011
Restricted stock grant distributions	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	(533,905)	—	—	—	—
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	19,760	—	—
Unrealized gain on qualifying cash flow hedges	—	—	—	—	—	3,777	—	—
Minimum pension liability	—	—	—	—	—	(30,754)	—	—
Total comprehensive loss									(541,122)

Balance, December 31, 2004	66,578,962	$666	$681,084	$(715,754)	$(7,636)	$(29,968)	(8,098,053)	$(49,324)	$(120,932)

     The accompanying notes are an integral part of these consolidated financial statements.

TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
	(Amounts in thousands)
Operating Activities:
Net loss	$(533,905)	$(124,675)	$(97,606)
Adjustments required to reconcile net loss to net cash provided by operating activities:
Goodwill impairment charges	337,230	—	—
Cumulative effect of change in accounting principle, net	—	—	112,786
Restructuring and asset impairment charges, net	(6,276)	155,750	61,125
Customer recovery related to program cancellation	—	15,600	—
Unrealized gain on derivative	(3,860)	—	—
Deferred income tax provision (benefit)	167,720	(36,027)	2,107
Depreciation and amortization	152,156	151,198	136,698
Gain on sale of joint venture	(9,732)	—	—
Gain on sale of plant	—	—	(3,839)
Write-down of joint venture investment to market value	—	27,436	—
Equity in earnings of joint ventures, net	(13,370)	(13,298)	(16,822)
Proceeds from receivables securitization	44,817	—	—
Change in other operating items:
Accounts receivable	(99,574)	(76,258)	(33,638)
Inventories	(29,030)	3,070	(20,538)
Prepaid tooling and other	(33,276)	8,771	(36,486)
Accounts payable and accrued liabilities	163,600	102,277	83,314
Other assets and liabilities	(61,740)	(29,046)	(56,149)

Net cash provided by operating activities	74,760	184,798	130,952

Investing Activities:
Capital expenditures, net	(210,926)	(230,126)	(158,964)
Acquisitions, net of cash acquired, including joint venture interests and earnout payments	(21,299)	8,503	(40,802)
Net proceeds from divestitures	51,700	—	4,004
Proceeds from sale of fixed assets	—	—	50,313

Net cash used for investing activities	(180,525)	(221,623)	(145,449)

Financing Activities:
Proceeds from borrowings	613,785	1,664,567	2,038,037
Repayments of debt	(519,921)	(1,481,212)	(2,197,449)
Net proceeds from issuance of common stock	103	670	225,701
Payments for repurchase of common stock	—	—	(59,860)

Net cash provided by financing activities	93,967	184,025	6,429

Net Change in Cash and Cash Equivalents	(11,798)	147,200	(8,068)
Cash and Cash Equivalents, beginning of year	160,899	13,699	21,767

Cash and Cash Equivalents, end of year	$149,101	$160,899	$13,699

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$130,577	$87,660	$66,095

Income taxes refunded	$(598)	$(12)	$(19,820)

Non Cash Financing Activities:
Deferred Income Stock Plan	$4,452	$3,395	$1,387

Debt assumed by buyer upon sale of plant	$—	$—	$11,923

The accompanying notes are an integral part of these consolidated financial statements.

TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Tower Automotive, Inc. and Subsidiaries (the “Company”) is a global designer and producer of vehicle structural components and assemblies used by every major automotive original equipment manufacturer, including Ford, Daimler-Chrysler, General Motors, Honda, Toyota, Renault/ Nissan, Fiat, Hyundai/Kia, BMW and Volkswagen Group. Products include body structures and assemblies, lower vehicle frames and structures, chassis modules and systems and suspension components. Including both 100% owned subsidiaries and investments in joint ventures, the Company has facilities in the United States, Canada, Mexico, Germany, Belgium, Italy, Slovakia, Poland, France, Spain, Brazil, India, South Korea, Japan and China.

2. Chapter 11 Reorganization Proceedings

On February 2, 2005, Tower Automotive, Inc. and its U.S. subsidiaries (collectively the “Debtors”) each filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court Southern District of New York (the “Court”). The cases are jointly consolidated for administrative purposes. An extensive liquidity deficiency in early 2005 and a significant amount of indebtedness, incurred through internal growth and acquisition activity, made the filing necessary. The Debtors are operating their businesses as debtors-in-possession (“DIP”) pursuant to the Bankruptcy Code. An official committee of unsecured creditors has been appointed.

Customer pricing pressures, North American automotive production cuts, significantly higher material costs involving primarily steel and the termination of accelerated payment programs of certain customers adversely affected the Debtors’ operations and financial condition causing the Company’s extensive liquidity deficiency.

Pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of the Debtors’ liabilities as of the petition date or to enforce pre-petition date contractual obligations are automatically stayed. Absent approval from the Court, the Debtors are prohibited from paying pre-petition obligations. In addition, as a consequence of the Chapter 11 filing, pending litigation against the Debtors is generally stayed, and no party may take any action to collect pre-petition claims except pursuant to an order of the Court. However, the Debtors have requested that the Court approve certain pre-petition liabilities, such as payments for the retention of certain legal and financial professionals, employee wages and benefits and certain other pre-petition obligations. Since the filing, all orders sufficient to enable the Debtors to conduct normal business activities, including the approval of Debtors’ DIP financing, have been entered by the Court. While the Debtors are subject to Chapter 11, all transactions of the Debtors outside the ordinary course of business will require the prior approval of the Court.

The objectives of this Chapter 11 filing were to protect and preserve the value of assets and to restructure and improve the Debtors’ financial and operational affairs in order to return to profitability. While the Company believes it will be able to significantly reduce the Debtors’ unsustainable liabilities and simplify its complex and restrictive capital structure through the bankruptcy process, there can be no certainty that it will be successful in doing so.

The Debtors intend to file a plan of reorganization with the Court. The Company is unable to estimate what recovery such a plan of reorganization will provide holders of the Debtors’ unsecured pre-petition debt. While the Debtors filed for Chapter 11 to gain relief from significant pre-petition debt levels, the extent to which such relief will be achieved is uncertain at this time. See Note 10 for a description of DIP financing.

Subsequent to the bankruptcy filing date, the provisions in Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”) apply to the Debtors’ financial statements while the Debtors operate under the provisions of Chapter 11. SOP 90-7 does not change the application of generally accepted accounting principles in the preparation of financial statements. However, SOP 90-7 does require that the financial statements, for periods including and subsequent to the filing of the Chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

The accompanying consolidated financial statements do not reflect the Chapter 11 filing.

3. Going Concern

As indicated in Note 2, the Debtors are operating pursuant to Chapter 11 under the Bankruptcy Code and continuation of the Company as a going concern is contingent upon, among other things, the Debtors’ ability (i) to comply with the terms and conditions of the DIP financing agreement described in Note 10; (ii) to obtain confirmation of a plan of reorganization under the Bankruptcy Code; (iii) to reduce unsustainable debt and other liabilities and simplify the Company’s complex and restrictive capital structure through the bankruptcy process; (iv) to return to profitability; (v) to generate sufficient cash flow from operations and; (vi) to obtain financing sources to meet the Company’s future obligations. These matters create uncertainty relating to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of liabilities that might result from the outcome of these uncertainties. In addition, a plan of reorganization could materially change amounts reported in the Company’s consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets and liabilities that are necessary as a consequence of reorganization under Chapter 11.

4. Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Tower Automotive, Inc., its 100% owned subsidiaries, and its majority-owned and majority-controlled investments. All material inter-company accounts and transactions have been eliminated in consolidation.

The Company’s share of earnings or losses of investments, in which at least 20% of the voting securities are owned and where the Company exercises significant influence, is included in the Company’s consolidated financial statements pursuant to the equity method of accounting.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less. Cash equivalents are stated at cost, which approximates fair value.

Inventories

Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market.

Tooling and Other Design Costs

Tooling and other design costs represent costs incurred by the Company in the development of new tooling used in the manufacture of the Company’s products. The Company follows the provisions of Emerging Issues Task Force (“EITF”) Issue No. 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements.” EITF Issue No. 99-5 requires all pre-production tooling costs, incurred for tools that the Company will not own and that will be used in producing products supplied under long-term supply agreements, to be expensed as incurred unless the supply agreement provides the supplier with the non-cancelable right to use the tools or the reimbursement of such costs is contractually guaranteed by the customer. At the time the customer awards a contract to the Company, the customer agrees to reimburse the Company for certain of its tooling costs either in the form of a lump sum payment or by reimbursement on a piece price basis. When the part for which tooling has been developed reaches a production-ready status, the Company is reimbursed by its customers for the cost of the tooling (in instances of lump sum payment), at which time the tooling becomes the property of the customers. For those costs related to other tooling and design costs reimbursed through the piece price as contractually guaranteed, the costs are capitalized as property, plant and equipment and amortized using the straight-line method over the life of the related product. The Company has certain other tooling costs, which are capitalized as property, plant and equipment and amortized over the life of the related product, in relation to tools for which the Company has the contractual right to use the tools over the life of the supply arrangement. The components of capitalized tooling costs are as follows (in thousands):

	December 31,
	2004	2003
Reimbursable pre-production design and development costs	$36,897	$12,959
Customer-owned tooling	52,366	79,796
Supplier-owned tooling	40,544	43,073

Total	$129,807	$135,828

All tooling amounts owned by the customer for which the Company expects reimbursement are recorded in other current and other long-term assets on the accompanying Consolidated Balance Sheets. A loss is recognized if the Company forecasts that the amount of capitalized tooling and design costs exceeds the amount to be realized through the sale of related product.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings and improvements	15 to 40 years
Machinery and equipment	3 to 20 years

Leasehold improvements are amortized over the shorter of 10 years or the lease term.

Interest is capitalized during the preparation of facilities for product programs and is amortized over the applicable estimated lives of the programs. Interest of $4.9 million, $9.1 million and $6.0 million was capitalized in 2004, 2003 and 2002, respectively.

Costs of maintenance and repairs are charged to expense as incurred. Amounts relating to significant improvements, which extend the useful life of the related item, are capitalized. Upon sale or retirement of property, plant and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts, and the resulting gain or loss is recognized in the Statement of Operations.

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in the business, other than goodwill and intangible assets with indefinite lives, and assets held for sale when events and circumstances warrant. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value for assets to be held and used. For assets held for sale, such loss is further increased by costs to sell. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Long-lived assets to be disposed of other than by sale are considered held and used until disposed.

Goodwill

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill shall not be amortized to earnings, but must be reviewed annually for possible impairment.

In accordance with SFAS No. 142, the Company has designated four reporting units: North America, Europe, Asia and South America/Mexico. On an annual basis the Company conducts formal valuation procedures utilizing a combination of valuation techniques including the discounted cash flow approach and the market multiple approach with the assistance of a third-party specialist.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and revolving credit facilities approximate fair value because of the short maturity of these instruments. The fair value of the Company’s Convertible Debentures, 12 % Senior Notes, 9.25% Senior Euro Notes and Preferred Securities approximated $87.2 million, $202.5, $105.0 million and $76.3 million, respectively, at December 31, 2004. The carrying amount of the Company’s remaining long-term debt instruments and revolving credit facility approximate fair value because of the variable interest rates pertaining to those instruments.

Derivative Financial Instruments

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts be recorded on the balance sheet as either an asset or liability measured at fair value. Changes in fair value of derivatives designated as cash flow hedges are recorded as a separate component of other comprehensive income (loss) to the extent such cash flow hedges are effective. Amounts are reclassified from accumulated other comprehensive income (loss) when the underlying hedged item affects earnings. All changes in fair value are recorded currently in earnings offset; to the extent the derivative was effective, by changes in the fair value of the hedged item. Changes in fair value of derivatives not designated as hedging instruments are recorded currently in earnings.

The Company uses derivative financial instruments principally to manage the risk that changes in interest rates will have on the amount of future interest payments. Interest rate swap contracts are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. Under these agreements, the Company agrees to pay an amount equal to a specified variable rate times a notional principal amount, and to receive an amount equal to a specified fixed rate times the same notional principal amount or vice versa. The notional amounts of the contract are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination, and will usually represent the net present value, at current rates of interest, of the remaining obligation to exchange payments under the term of the contract.

Revenue Recognition

The Company recognizes revenue as its products are shipped to its customers at which time title and risk of loss passes. The Company participates in certain customers’ steel repurchase programs. Under these programs, the Company purchases steel directly from a customer’s designated steel supplier for use in manufacturing products for such customer. The Company takes delivery and title to such steel and bears risk of loss and obsolescence. The Company invoices its customers based upon annually negotiated selling prices, which include a component for steel under such repurchase programs. For sales for which the Company participates in a customer’s steel repurchase program, revenue is recognized on the entire amount of such sale, including the component for purchases under that customer’s steel repurchase program.

The Company enters into agreements to produce products for its customers at the beginning of a given vehicle program term. Once such agreements are entered into by the Company, fulfillment of the customers’ purchasing requirements is the obligation of the Company for the entire production periods of the vehicle programs, which range from three to ten years, and the Company has no provisions to terminate such contracts. In certain instances, the Company may be committed under existing agreements to supply product to its customers at selling prices, which are not sufficient to cover the variable cost to produce such product. In such situations, the Company records a liability for the estimated future amount of such losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and is recorded at the minimum amount necessary to fulfill the Company’s obligations to its customers. Losses are discounted and are estimated based upon information available at the time of the estimate, including future production volume estimates, term of the program, selling price and production cost information.

Income Taxes

Deferred income taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. Federal income taxes are provided on that portion of the income of foreign subsidiaries that is expected to be remitted to the United States and shall be taxable. The Company evaluates as to whether or not its deferred tax assets are more likely than not realizable based on forecasts of taxable earnings in each tax jurisdiction. As disclosed in Note 11, a significant portion of the Company’s deferred tax assets are comprised of net operating loss carryforwards and tax credits. The Company uses historical and projected future operating results, including a review of the eligible carryforward period, tax planning opportunities and other relevant considerations in determining recoverability.

Segment Reporting

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company uses the “management approach” to reporting segment disclosures. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The effects of common stock equivalents have not been included in diluted loss per share for 2004, 2003 and 2002 as the effect would be anti-dilutive. Common stock equivalents totaled 34.5 million shares, 16.6 million shares and 16.2 million shares, respectively, during 2004, 2003 and 2002.

In September 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board reached a consensus in relation to EITF No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share,” which requires the Company to include the effect of the 5.75% Convertible Debentures in the calculation of diluted earnings per share, except in instances where the impact is anti-dilutive. EITF No. 04-8 is effective commencing in the fourth quarter of 2004. For 2004, common stock equivalents related to the Convertible Debentures totaled 21.7 million shares on an if-converted basis. These common stock equivalents were not included in the calculation of diluted loss per share for 2004 as the impact would be anti-dilutive.

Stock-Based Compensation

The Company accounts for stock options under the provisions of Accounting Principles Board Opinion (“APB”) No. 25, under which no compensation expense is recognized when the stock options are granted to colleagues and directors at fair market value at date of grant, which represents the measurement date of the stock options. The Company may also grant stock options to outside consultants. The fair value of options granted to outside consultants is expensed over the period services are rendered based on the Black-Scholes valuation model.

The Company has three stock option plans: the 1994 Key Employee Stock Option Plan, the Long Term Incentive Plan and the Independent Director Stock Option Plan and three stock purchase plans: the Employee Stock Purchase Plan, the Key Leadership Deferred Income Stock Purchase Plan and the Director Deferred Income Stock Purchase Plan. Had compensation expense for these plans been determined as required under SFAS No. 123, “Accounting for Stock-Based Compensation,” amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company’s pro forma net loss and pro forma loss per share would have been as follows (in thousands, except per share data):

	Years Ended December 31,
	2004	2003	2002
Net loss
As Reported	$(533,905)	$(124,675)	$(97,606)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	758	793	1,225
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,122)	(4,126)	(6,543)

Pro forma	$(534,269)	$(128,008)	$(102,924)

Basic loss per share as reported	$(9.19)	$(2.20)	$(1.70)
Pro Forma	(9.20)	(2.26)	(1.80)
Diluted loss per share as reported	$(9.19)	$(2.20)	$(1.70)
Pro forma	(9.20)	(2.26)	(1.80)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: Risk free interest rates of 3.89%, 4.33% and 3.92% in 2004, 2.91% in 2003, and 5.02% in 2002; expected life of seven years for 2004, 2003, and 2002; expected volatility of 61.21% and 58% percent in 2004 and 58% in 2003 and 2002; and no expected dividends in all years presented.

Foreign Currency Translation

Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars using the applicable year-end rates of exchange. Results of operations are translated at applicable average rates prevailing throughout the period. Translation gains or losses are reported as a separate component of accumulated other comprehensive loss in the accompanying consolidated statements of stockholders’ investment. Gains and losses resulting from foreign currency transactions, the amounts of which are not material in all years presented are included in net loss.

Restructuring

The Company defines restructuring expense to include costs related to business operation consolidation and exit and disposal activities.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions, and changes in such estimates and assumptions may affect amounts reported in future periods.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) adopted SFAS No. 123 (R), “Share-Based Payment”. SFAS 123 (R) applies to all transactions involving the issuance of equity instruments (stock, stock options and other equity instruments) for goods or services, or the incurrence of liabilities for goods or services that are based on the fair value of an entity’s equity or may be settled in an entity’s equity. Under this standard, the fair value of all employee share-based payment awards will be expensed through the statement of operations over any applicable vesting period. SFAS 123(R) requires the use of a fair value valuation method to measure share-based payment awards. This standard is effective for the Company on January 1, 2006. The Company shall be required to recognize compensation expense, over an applicable vesting period, for all awards granted subsequent to adoption of this standard. In addition, the Company shall be required to recognize compensation expense pertaining to the unvested portion of previously granted awards outstanding as of the date of adoption as those awards continue to vest. The Company is currently evaluating SFAS 123 (R) to determine its impact on the Company’s consolidated financial statements.

In November 2004, the FASB issued SFAS 151, “Inventory Costs.” SFAS 151 requires that such items as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current period charges regardless of whether these costs meet the criterion of “so abnormal” in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred by the Company subsequent to December 31, 2005. The Company believes that SFAS 151 will not have a material effect on its consolidated financial statements. .

In December 2004, the FASB adopted SFAS 153, “Exchanges of Nonmonetary Assets.” This Statement amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” by eliminating the fair- value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Pursuant to SFAS 153, a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective in relation to the Company in the third quarter of 2005. The Company believes that SFAS 153 will not have a material effect on its consolidated financial statements.

5. Details to Consolidated Balance Sheets

Inventories consisted of the following (in thousands):

	December 31,
	2004	2003
Raw materials	$91,220	$56,100
Work-in-process	26,820	23,288
Finished goods	40,994	50,616

	$159,034	$130,004

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2004	2003
Land	$50,094	$4,913
Buildings and improvements	402,103	277,050
Machinery and equipment	1,398,657	1,209,178
Construction in progress	103,099	167,157

	1,953,953	1,658,298
Less-accumulated depreciation	(748,313)	(602,425)

Property, plant and equipment, net	$1,205,640	$1,055,873

In April 2002, the Company entered into a sale-leaseback transaction for seven of its business unit facilities in the United States. This transaction resulted in net proceeds of $50.3 million, net of prepaid lease payments retained by the lessor. The Company recorded a loss on the sale of the buildings of $0.3 million in the second quarter of 2002, which was classified as other expense. The lease is accounted for as an operating lease and requires quarterly payments of approximately $1.6 million through 2020.

The change in the carrying amount of goodwill for the years ended December 31, 2004 and 2003, by operating segment, is as follows (in thousands):

	North
	America	International	Total
Balance at January 1, 2003	$336,653	$136,314	$472,967
Purchase accounting revision	(2,122)	—	(2,122)
Currency translation adjustment	1,937	25,881	27,818

Balance at December 31, 2003	336,468	162,195	498,663
Currency translation adjustment	762	12,368	13,130
Goodwill impairment charge	(337,230)	—	(337,230)

Balance at December 31, 2004	$—	$174,563	$174,563

In the fourth quarter of 2004, valuation procedures indicated an excess of book value over fair value for the North America reporting unit resulting in an impairment charge totaling $337.2 million, which represents the entire amount of goodwill of that reporting unit. This impairment charge is reflected in the Goodwill Impairment Charges line of the Consolidated Statement of Operations for the year ended December 31, 2004 and is contained in the North America operating segment. There was no tax impact in association with this impairment charge as the Company recorded a valuation allowance against the associated tax benefit. This charge was precipitated by declining estimates of forecasted results and cash flows given current economic and market conditions within the automotive supplier industry.

Upon adoption of SFAS 142, valuation procedures indicated an excess of book value over fair value for the Asia and South America/Mexico reporting units. During the second quarter of 2002, the Company completed its formal valuation procedures. As a result of this valuation process, the Company recorded a transitional impairment loss of $112.8 million, representing the write-off of all of the Company’s existing goodwill in the reporting units of Asia ($29.7 million) and South America/Mexico ($83.1 million). The write-off was recorded as a cumulative effect of a change in accounting principle on the Company’s Consolidated Statement of Operations for the year ended December 31, 2002. There was no tax impact in association with this transitional impairment loss since the Company recorded a $24.2 million tax valuation allowance for the deductible portion of the goodwill written off in the reporting unit of South America/Mexico. The Company determined that it was appropriate to record a valuation allowance against the entire amount of the $24.2 million deferred tax asset recognized in adopting SFAS No. 142 as a result of the uncertainty of realization and the lack of historical income in the reporting unit. The goodwill pertaining to the Asia reporting unit was not deductible for tax purposes. The Company performed an annual goodwill impairment test as of December 31, 2003 utilizing the above-mentioned valuation techniques. These tests did not provide indications of goodwill impairment in relation to the United States/Canada and Europe reporting units due to the excess of fair value over carrying value pertaining to these reporting units at that time. During 2003, the Company reduced goodwill due to the revision of purchase accounting reserves related to shut down cost estimates.

Other non-current liabilities consisted of the following (in thousands):

	December 31,
	2004	2003
Post-retirement benefits	$44,842	$61,348
Purchase accounting reserves	16,270	13,534
Pension liability	107,083	78,565
Minority interest	24,794	22,090
Customer prepayments on capital equipment and tooling	18,276	20,362
Other	14,797	27,742

	$226,062	$223,641

6. Accounts Receivable Securitization Facilities

On December 30, 2004, the Company, a qualifying special purpose entity (“QSPE”) and a third-party lender entered into a $50.0 million accounts receivable securitization facility agreement (the “Facility”). Pursuant to the terms of the Facility, the Company unconditionally sold certain accounts receivable to the QSPE on an ongoing basis. The QSPE funded its purchases of the accounts receivable through borrowings from the Lender. A security interest with respect to such accounts receivable was granted to the Lender. In addition the Company, was allowed, from time to time, to contribute capital to the QSPE in the form of contributed receivables or cash. The Facility allowed the Company to earn fees for performing collection and administrative functions associated with the Facility. The Facility had an expiration date of the earlier of 36 months subsequent to December 30, 2004 or the occurrence of a termination event as defined in the agreement.

On December 30, 2004, the Company sold eligible accounts receivable amounting to $71.2 million to the QSPE and contributed accounts receivable in the amount of $12.6 million as capital to the QSPE. The Company had a retained interest in the receivables sold and contributed as capital in the aggregate amount of $39.1 million at December 31, 2004. The Company received $44.8 million and a subordinated note in exchange for the receivables sold. Interest expense associated with the Facility, which represents the discount on the sale of the receivables to the QSPE, amounted to $0.3 million for 2004, which is reflected on the Company’s Consolidated Statement of Operations.

The accounts receivable sold were removed from the Consolidated Balance Sheet of the Company since these receivables and the QSPE meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

The Facility became unavailable on February 2, 2005, the date on which the Debtors filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

In June 2001, the Company entered into a financing agreement whereby its domestic operating units sold eligible customer receivables on an ongoing basis to a newly formed, fully consolidated, financing entity. The financing entity subsequently sold its interest in the receivables to a third party funding agent in exchange for cash and a subordinated interest in the unfunded transferred receivables. The Company acted as an administrative agent in the management and collection of accounts receivable sold, such that the amount received from the funding agent was treated as an advance and recorded in accrued liabilities in the consolidated balance sheet. During 2004, no customer receivables were sold under this financing arrangement.

During December 2003, the Company sold approximately $83.9 million of eligible accounts receivable, retaining a subordinated interest in all of the receivables. The receivables sold represented amounts owed to the Company from customers as of November 30, 2003. The majority of such receivables were collected in December 2003 and as a result, the Company’s retained interest in accounts receivable was not significant as of December 31, 2003 and is not presented separately from accounts receivable.

7. Acquisitions and Divestitures

Effective February 27, 2004, the Company acquired the remaining 34% ownership interest in Seojin Industrial Company Limited (“Seojin”) for consideration of approximately $21.3 million. Such consideration consisted of cash of $21.3 million offset by the repayment of $11.0 million of loans to Seojin’s minority shareholder, resulting in a net cash outflow of $10.3 million. Seojin is a supplier of frames, modules and structural components to the Korean automotive industry with its primary customers being Hyundai/ Kia. The Company financed the acquisition through Korean debt facilities, which are not covered under the Company’s credit facilities (Note 10). The acquisition was accounted for under the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at fair value at the date of acquisition. As the Company previously consolidated Seojin in its financial statements, Seojin’s results of operations have been included in all periods presented and, as a result, no pro forma information is presented.

In connection with the acquisition of the remaining 34% of Seojin, the Company recorded certain intangible assets including customer related intangibles, tradenames and a covenant not to compete. As of December 31, 2004, the value of customer relationships and contracts was $7.2 million, net of accumulated amortization of $0.6 million; tradenames was $2.6 million and a covenant not to compete was $0.1 million, net of accumulated amortization of $0.1 million. Customer related intangibles are being amortized over 10 years; tradenames are considered indefinite life assets and are evaluated for impairment in accordance with SFAS No. 144; and the covenant not to compete is amortized over 3 years, its contractual term.

Effective January 1, 2000, the Company acquired all of the outstanding shares of Dr. Meleghy GmbH & Co. KG Werkzeugbau und Presswerk, Bergisch Gladbach (“Dr. Meleghy”) for approximately $86 million plus earnout payments of $26.9 million paid in 2002 and $2.7 million paid in 2001. Dr. Meleghy designs and produces structural stampings, assemblies, exposed surface panels and modules for the European automotive industry. Dr. Meleghy also designs and manufactures tools and dies for use in its production activities and for the external market. Dr. Meleghy operates three facilities in Germany and one facility in Poland. Dr. Meleghy’s main customers include DaimlerChrysler, Audi, Volkswagen, Ford, Opel, and BMW. Products offered by Dr. Meleghy include body side panels, floor pan assemblies and miscellaneous structural stampings.

In conjunction with the Company’s acquisition activities, reserves have been established for certain costs associated with facility shutdown and consolidation activities involving general and payroll related costs primarily for planned employee termination activities and provisions for acquired loss contracts. A roll forward of these reserves follows (in millions):

	Facility	Payroll	Loss
	Shutdown Costs	Related Costs	Contracts
December 31, 2001	$5.2	$1.1	$17.0
Utilization	(0.7)	(1.1)	(3.9)
Revision of estimate	—	—	(7.0)

December 31, 2002	4.5	—	6.1
Utilization	(0.4)	—	(3.0)
Revision of estimate	(2.1)	—	(0.2)

December 31, 2003	2.0	—	2.9
Utilization	(0.4)	—	(2.3)

December 31, 2004	$1.6	$—	$0.6

As of December 31, 2004, all of the identified facilities have been shutdown, but the Company continues to incur costs related to maintenance, taxes and other costs related to the buildings. The revision of estimate in 2003 for the remaining facility shut down costs resulted from an analysis of future costs to be incurred. The $2.1 million was recorded as an adjustment to goodwill. The Company’s acquisition reserves have been utilized as originally intended and management believes that the liabilities recorded for shutdown and consolidation activities are adequate as of December 31, 2004.

In 2002 and 2003, the Company revised its accrual for estimated loss contracts obtained in the Company’s acquisitions to reflect the discontinuation of certain contracts that the Company was fulfilling at a loss and the reduction of costs associated with remaining loss contracts which were transferred to lower cost locations as part of the Company’s restructuring activities. Additionally, environmental and other reserves decreased by $0.5 million based on an analysis of outstanding exposures in 2002.

A reconciliation of the purchase accounting reserves detailed in the table above to the total purchase accounting reserves contained in Note 5 follows (in millions):

	December 31,
	2004	2003
Facility shutdown costs	$1.6	$2.0
Loss contracts	.6	2.9
Environmental liabilities	7.8	6.9
Legal and other	6.3	1.7

Total purchase accounting reserves	$16.3	$13.5

On February 1, 2002, the Company sold its Iwahri, Korea plant to a Hyundai affiliate for net proceeds of $4.0 million after fees and debt assumed by the purchaser. The Company realized a gain on the sale of the plant of $3.8 million in the first quarter of 2002, which was classified as other income. The net proceeds were used to repay outstanding subsidiary indebtedness.

8. Investments in Joint Ventures

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

On December 31, 2003, the Company recorded an impairment charge of $27.4 million in relation to its investment in Yorozu based upon the traded value of the investment on the Tokyo Stock Exchange.

On February 10, 2004, the Company announced that a decision had been finalized by DaimlerChrysler to move the current production of the frame assembly for the Dodge Ram light truck from the Company’s Milwaukee, Wisconsin facility to the Company’s joint venture partner, Metalsa S. de R.L. (“Metalsa”) headquartered in Monterrey, Mexico. The current Dodge Ram frame program produced in the Milwaukee facility was expected to run through 2009. The production move to Mexico is planned for mid-2005 (see Note 18). The Company recognized revenue associated with the Dodge Ram frame program in the amounts of $205.5 million, $211.3 million and $169.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Company is a 40% partner in Metalsa with Promotora de Empresas Zano, S.A. de C.V. (“Proeza”). Metalsa is the largest supplier of vehicle frames and structures in Mexico. In addition, the Company and Metalsa have a technology sharing arrangement. Metalsa has manufacturing facilities in Monterrey and San Luis Potosi, Mexico and Roanoke, Virginia.

Summarized unaudited financial information for Metalsa and Yorozu, with Yorozu not included in the information as of and for the year ended December 31, 2004, is as follows (in thousands):

	December 31,
	2004	2003	2002
Condensed Statements of Earnings
Revenues	$435,465	$952,965	$951,402

Gross profit	$94,319	$155,775	$167,937

Operating income	$42,888	$49,811	$78,000

Net income	$34,583	$27,879	$35,178

Condensed Balance Sheets
Current assets	$147,855	$330,788
Noncurrent assets	354,309	701,293

	$502,164	$1,032,081

Current liabilities	$94,275	$285,796
Noncurrent liabilities	188,693	326,778
Stockholders’ investment	219,196	419,507

	$502,164	$1,032,081

The Company earned fees from Metalsa for administrative services and technical assistance amounting to $4.6 million, $3.6 million and $3.8 million, respectively, in 2004, 2003 and 2002. The Company purchased components from Metalsa in the amounts of $2.5 million, $3.4 million and $3.9 million, respectively, during 2004, 2003 and 2002. Accounts receivable related to Metalsa amounted to $3.2 million and $2.4 million, respectively, at December 31, 2004 and 2003. At December 31, 2004, retained earnings included $70.0 million related to the undistributed earnings of Metalsa. The Company received cash dividends from Metalsa in the amounts of $1.9 million and $3.2 million, respectively, during 2004 and 2003. The Company received no dividends from Metalsa during 2002.

9.	Restructuring and Asset Impairment Charges

Transfer of Certain Operations Among Existing Facilities (2004 Actions)

On October 28, 2004, the Company committed to a plan to consolidate the stamping operations of its Gunpo, Korea facility (“Gunpo”) into its Hwasung, Korea plant (“Hwasung”) and to move welding operations from Gunpo to Hwasung and the Company’s facility in Shiwha, Korea (“Shiwha”). These actions were taken for the purpose of reducing future operating costs and are expected to be completed by March 2006. Total estimated costs associated with these actions amount to approximately $1.2 million, which is comprised of employee termination benefits of $0.5 million and asset impairments of $0.7 million. This production transfer is contained in the International operating segment.

In July 2004, the Company committed to a plan to transfer production of its suspension link arm business from the Company’s facility in Bowling Green, Kentucky to its plant in Milan, Tennessee. The transfer of this production was completed in October 2004. The objective of this action is to gain production efficiencies and strengthen the Company’s competitiveness. This production transfer is contained in the North America segment. In September 2004, the Company committed to a plan to move manual stamping operations and related weld assemblies from its Greenville, Michigan facility to other Company locations in Elkton, Michigan and Kendallville, Indiana. This action is intended to enable the Greenville facility to concentrate on higher-margin business in progressive stampings and complex value-added assemblies. The Company recognized total charges of $1.1 million in relation to this action, which consists of cash charges in the amount of $0.8 million and non-cash asset impairment charges of $0.3 million. This action is contained in the North America operating segment. The transfer of this production was completed in the first quarter of 2005.

Qualifying exit costs (in accordance with SFAS No.146, “Accounting for Costs Associated with Exit or Disposal Activities”) relating to the above mentioned actions are included in accrued liabilities in the accompanying Consolidated Balance Sheet at December 31, 2004.

The table below summarizes the accrual for the 2004 Plan through December 31, 2004 (in thousands):

		Severance and
	Asset Impairments	Outplacement Costs	Total
Provision	$1.0	$1.2	$2.2
Cash Usage	—	(0.2)	(0.2)
Non-cash Usage	(1.0)	—	(1.0)

Balance at December 31, 2004	$—	$1.0	$1.0

The Company anticipates additional cash charges in association with these actions in the amount of approximately $2.7 million.

Milwaukee Ranger and North America/Corporate Office Consolidation Activities (2003 Plan)

In October 2003, the Company announced plans to consolidate its Novi, Michigan North America oversight and Grand Rapids, Michigan corporate office activities and close its Rochester Hills, Michigan prototype tooling and technical center facility. Total qualifying exit costs relating to these activities were recognized by the Company in the fourth quarter of 2003 in the amount of $3.7 million, which is comprised of cash charges of $2.1 million and non-cash asset impairment charges of $1.6 million. These costs are contained within the North America segment. The Company does not anticipate any significant additional expenses relating to this restructuring activity.

On May 27, 2003, the Company announced that it would transfer the production of high-volume frame assemblies for the Ford Ranger from its Milwaukee, Wisconsin facility to its Bellevue, Ohio facility. During 2003, the Company recorded $25.0 million of pre-tax restructuring and asset impairment charges relating to this event. These charges reflect estimated qualifying “exit costs” comprising of cash charges of $6.1 million, pension and other post-retirement benefit plan curtailment costs of $6.3 million and non-cash asset impairment charges of $12.6 million, all within the North America segment. These charges did not cover certain aspects of the 2003 Plan, including movement of equipment and colleague relocation and training, which are being recognized in future periods as incurred. On December 5, 2003, the Company announced that it had decided not to proceed with the relocation of the Ford Ranger program based on revised economic factors from the original May 2003 decision principally due to concessions received from the Milwaukee labor unions and a need for management to focus on its 2004 new product launch schedule. Because the Company’s measurement date for pension and post-retirement benefits is September 30 and the decision to continue Ranger frame production in Milwaukee was made in December 2003, the curtailment loss was reversed in the first quarter of 2004 (see Note 17). The cash charges of $6.1 million were incurred prior to the reversal of the original decision to move the Ford Ranger frame production. SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” prohibits the restoration of the non-cash asset impairment charges of $12.6 million. This activity is contained in the North America segment

The accrual for the 2003 Plan is included in accrued liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2004 and 2003. The table below summarizes the accrual for the 2003 Plan through December 31, 2004 (in millions):

		Severance and
	Asset	Outplacement	Other Exit
	Impairments	Costs	Costs	Total
Provision	$14.2	$4.9	$9.6	$28.7
Cash usage	—	(2.9)	(3.3)	(6.2)
Non-cash charges	(14.2)	—	(6.3)	(20.5)

Balance at December 31, 2003	—	2.0		2.0
Cash usage	—	(1.1)	—	(1.1)
Non-cash usage	—	(0.2)	—	(0.2)

Balance at December 31, 2004	$—	$0.7	$—	$0.7

Milwaukee Press Operations (2002 Plan)

On January 31, 2002, the Company announced that it would discontinue the remaining stamping and ancillary processes performed at its Milwaukee Press Operations and relocate the remaining work to other Tower locations or Tier II suppliers. The Company substantially completed the transfer process in 2002. As a result of these efforts, the Company recorded a restructuring charge in the first quarter of 2002 totaling $75.4 million, which reflects the estimated qualifying “exit costs” to be incurred. During the fourth quarter of 2002, due to a favorable settlement of anticipated other exit costs and an assessment of remaining costs, the Company subsequently reduced the estimates associated with the 2002 Plan and a restructuring plan for 2001 by $14.3 million, resulting in a net restructuring charge of $61.1 million for 2002. This activity is contained in the North America segment.

The 2002 Plan charge includes costs associated with asset impairments, severance and outplacement costs related to colleague terminations and certain other exit costs.

The asset impairments pertain to long-lived assets, including fixed assets, buildings and manufacturing equipment from the facilities the Company intended to dispose of or discontinue. Fixed assets that were disposed of were written down to their estimated residual values. For assets that were immediately sold, the Company measured impairment based on estimated proceeds on the sale of the facilities and equipment.

The accrual for the 2002 Plan is included in accrued liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2004 and 2003. The table below summarizes the accrued operational realignment and other charges through December 31, 2004 (in millions):

		Severance and
	Asset	Outplacement	Other Exit
	Impairments	Costs	Costs	Total
Provision	$47.2	$8.4	$19.8	$75.4
Cash usage	—	(4.7)	(6.6)	(11.3)
Non-cash charges	(47.2)	—	(11.2)	(58.4)
Revision of estimate	—	(0.2)	(1.0)	(1.2)

Balance at December 31, 2002	—	3.5	1.0	4.5
Cash usage	—	(1.8)	(1.0)	(2.8)
Revision of estimate	—	(0.7)	—	(0.7)

Balance at December 31, 2003 and 2004	$—	$1.0	$—	$1.0

During 2002, the Company charged $11.2 million of other exit costs pertaining to expected remaining pension curtailment costs against the pension liability accrual. The revision in estimate resulted from minor variances in severance and other exit costs compared to the amount initially established. Such revisions were credited to “Restructuring and Asset Impairment Charges” in the consolidated financial statements.

Restructuring Plans Initiated Prior to 2002

The accrual for restructuring plans initiated prior to 2002 is included in accrued liabilities in the accompanying Consolidated Balance Sheets at December 31, 2004 and 2003. The table below summarizes the accrued operational realignment and accrued other charges related to these plans through December 31, 2004 (in millions):

	Severance and
	Outplacement	Other Exit
	Costs	Costs	Total
Balance at December 31, 2001	$23.9	$31.4	$55.3
Cash usage	(22.2)	(3.6)	(25.8)
Non cash charges	—	(7.1)	(7.1)
Revision of estimate	(0.7)	(12.4)	(13.1)

Balance at December 31, 2002	1.0	8.3	9.3
Cash usage	(2.0)	(3.5)	(5.5)
Revision of estimate	1.0	(0.3)	0.7

Balance at December 31, 2003	—	4.5	4.5
Cash usage	—	(0.9)	(0.9)
Non-cash charges	—	0.8	0.8

Balance at December 31, 2004	$—	$4.4	$4.4

This restructuring activity is contained in the North America segment.

The remaining other exit costs of $4.4 million as of December 31, 2004 relate to the present value of operating lease payments that the Company is obligated to pay though 2010. During 2002, the Company charged $7.1 million against the pension liability accrual for expected special termination benefits to be paid out in the future pertaining to restructuring reserves established in 2001, as a result of a legal settlement negotiated in 2002. The impact of this legal settlement was to substantially reduce the cost of actuarial pension benefits due to colleagues terminated in 2001. The resulting reduction of $11.1 million was credited to restructuring and asset impairment charges in the Consolidated Statement of Operations for the year ended December 31, 2002. The revisions in estimate resulted from variances in restructuring execution.

The restructuring and asset impairment charges caption in the accompanying Consolidated Statements of Operations is comprised of both restructuring and non-restructuring related asset impairments. The components of that caption are as follows for each of the three years ended December 31 (in millions):

	2004	2003	2002
Restructuring and related asset impairments, net	$5.6	$28.7	$75.4
Revision of estimate	(6.3)	—	(14.3)
Other asset impairments	—	128.8	—

Total	$(0.7)	$157.5	$61.1

Non-Restructuring Asset Impairments

During 2003, the Company evaluated the current operating plans and current and forecasted business for three of its frame assembly plants and other facilities. In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, the Company determined that there were indicators of impairment present for each of the facilities based upon the potential for new business and evaluation of pricing. Cash flow projections were prepared which indicated that there were not sufficient projected cash flows to support the carrying value of the long-lived assets at these facilities, which resulted in a write down to fair value of $122.7 million based upon associated discounted cash flows. In addition, the Company identified assets, which no longer had sufficient cash flows to support applicable carrying amounts, resulting in a write down to fair value of $6.1 million. The asset write-offs of $128.8 million are included in the $157.5 million restructuring and asset impairment charge in the Consolidated Statement of Operations for the year ended December 31, 2003. The non-restructuring asset impairment charges recorded during 2003 are within the North America operating segment.

10.	Debt

LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31,	December 31,
	2004	2003
Revolving credit facility	$50,000	$—
First lien term loan	373,125	—
Convertible Debentures	121,723	—
Senior Euro notes	203,550	188,640
Term credit facilities	—	239,512
Industrial development revenue bonds	43,765	43,765
Senior notes (net of discount of $6,567 and $6,955, respectively)	251,433	251,005
Due to Tower Automotive Capital Trust	258,750	258,750
Other foreign subsidiary indebtedness	163,953	145,373
Other	19,608	25,749

	1,485,907	1,152,794
Less-current maturities	(124,622)	(91,935)

Long-term debt	$1,361,285	$1,060,859

Future maturities of long-term debt as of December 31, 2004 are as follows (in thousands):

2005	$124,622
2006	55,563
2007	8,201
2008	185,307
2009	231,574
Thereafter	880,640

Total	$1,485,907

On May 24 2004, the Company entered into a credit agreement (the “Credit Agreement”) to replace its existing term credit facilities and issued $125.0 million of 5.75% Convertible Senior Debentures (the “Convertible Debentures”). The Company utilized the proceeds of the Credit Agreement and the Convertible Debentures to repay existing senior credit facilities in the amount of $239.5 million, call the $200 million 5.0% convertible subordinated notes due August 1, 2004, pay related fees and expenses and for general corporate purposes. In the second quarter of 2004, the Company wrote off deferred financing costs in the amount of $3.3 million in relation to debt that was paid off with proceeds from the Credit Agreement and the Convertible Debentures. During the years ended December 31, 2003 and 2002, the Company incurred charges of $0.4 million and $2.0 million, respectively, for the write off of deferred financing costs associated with the permanent reductions of borrowing capacity associated with the Company’s previous credit facilities.

The Credit Agreement

The Credit Agreement provided for a revolving credit facility in the aggregate amount of $50.0 million, a first lien term loan of $375.0 million and a second lien letter of credit facility of $155.0 million.

Revolving loans could be borrowed at any time subsequent to May 24, 2004 but prior to May 24, 2009, the revolving loan termination date. The revolving credit facility also provided for the issuance of letters of credit of up to $25.0 million, which constituted usage under the facility and reduced availability of revolving loans dollar for dollar. Revolver letters of credit were to expire on the earlier of one year from the date of issuance, unless otherwise agreed to by the issuer, or one business day prior to May 24, 2009, the revolving loan termination date. At December 31, 2004, the Company had no amounts available for borrowing under this revolving credit facility. The first lien term loan required quarterly payments of $937,500 for the period of September 30, 2004 through September 30, 2008 and a payment of $179.5 million on each of November 24, 2008 and May 24, 2009.

Borrowings under outstanding revolving loans and the first lien term loan bore interest at a variable rate based upon a base rate, LIBOR or a Euro rate plus an applicable margin of between 3.25% and 4.25%. The Company was obligated to pay a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility. Beginning January 1, 2005, the applicable margin on outstanding borrowings and the commitment fee was subject to adjustment based on the Company’s leverage ratio. No adjustments were applicable at that time. The actual interest rate on amounts outstanding under revolving loans and the first lien term loan ranged from 5.75% to 8.00% during the period of May 24, 2004 through December 31, 2004. The revolving credit facility and the first lien term loan were secured by a first priority lien and security interest (subject to customary exceptions) in the present and future property and assets, real and personal, tangible and intangible of the Company and the proceeds and products of such property and assets. The Company was required to utilize the net proceeds, in excess of certain provisions for reinvestment or retention, of any equity issuances, asset dispositions, casualty losses or debt to make mandatory prepayments under the Credit Agreement.

The second lien letter of credit facility is fully cash collateralized by third parties for purposes of replacing or backstopping letters of credit outstanding under the Company’s previous credit agreement. The cash collateral was deposited by such third parties in a trust account and the Company has no right, title or interest in the trust account. The Company pays an annual fee on amounts deposited with the second lien letter of credit issuers equal to, at the election of the Company, the base rate plus a margin of 6.00% or LIBOR plus a margin of 7.00%, in each case, less the amount of interest earned on the amount deposited as cash collateral by the second lien participants. The second lien letters of credit expire on the earlier of one year from date of issuance, unless otherwise agreed to by the issuer, or on January 29, 2010, the stated maturity date of the second lien letter of credit facility. The total of issued and un-issued second lien letters of credit shall be reduced by $387,500 per quarter beginning December 31, 2004 through December 31, 2009, and by $146.9 million on January 29, 2010. At December 31, 2004, the Company had second lien letters of credit issued in the amount of $151.9 million. No draws were made against the second lien letters of credit as of December 31, 2004.

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

See “DIP Financing and Back-Stop Agreement” below.

Weighted Average Interest Rates of Credit Facilities

The weighted average interest rates associated with borrowings pertaining to the Company’s credit facilities (including the effects of the interest rate swap contracts mentioned below) were 7.9%, 7.3% and 6.4% respectively, for the years ended December 31, 2004, 2003 and 2002.

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

Holders may convert the Convertible Debentures into shares of the Company’s common stock at a conversion rate of 231.0002 shares per $1,000 principal amount of the Convertible Debentures (equal to a conversion price of approximately $4.33 per share) subject to adjustment upon certain events.

In January 2005, the Convertible Debentures became immediately convertible as a result of the downgrading of the Company’s debt by credit rating agencies.

Upon conversion, the Company has the right to deliver, in lieu of shares of the Company’s common stock, cash or a combination of cash and shares of common stock. Prior to September 20, 2004, the Company could not issue more than 19,705,187 shares of common stock upon the conversion or repurchase of the Convertible Debentures unless and until the Company obtained stockholder approval for the issuance of the Convertible Debentures and the common stock issuable upon conversion or repurchase. In circumstances under which the Company would have been required to issue in excess of 19,705,187 shares of common stock, the Company was required to pay cash in respect of all or a portion of converted or repurchased Convertible Debentures in order to ensure that the shares issued on conversion or repurchase did not exceed 19,705,187 shares (the “Embedded Conversion Option”). The initial value associated with the Embedded Conversion Option was $12.6 million and was being marked to market through the Company’s Statement of Operations during the period of May 24, 2004 through September 19, 2004. The Company recognized income of approximately $3.9 million, for the period of May 24, 2004 through September 19, 2004, in relation to the change in fair value of the Embedded Conversion Option, which is reflected as “Unrealized Gain on Derivative” in the accompanying Consolidated Statement of Operations for 2004. The portion of the Convertible Debentures, which was to be currently settled in cash, was reflected as a current liability in the Company’s Consolidated Balance Sheet until September 20, 2004.

On September 20, 2004, the Company’s stockholders approved the issuance of the Convertible Debentures and the common stock issuable upon conversion or repurchase. As of September 20, 2004, mark-to-market adjustments pertaining to the Embedded Conversion Option are no longer required, the Company is no longer required to settle any portion of the Convertible Debentures in cash and the carrying amount of the Convertible Debentures amounted to $ 121.6 million consisting of the sum of the carrying amount of the Convertible Debentures of $112.9 million and the fair value of the Embedded Conversion Option of $8.7 million. Prior to February 2, 2005, the date on which the Debtors filed a voluntary petition under Chapter 11, of the Bankruptcy Code, the difference between the carrying value and the principal amount of the Convertible Debentures was to be accreted to the carrying amount of the Convertible Debentures through interest expense on the effective interest method to the earliest put date of the Convertible Debentures, May 20, 2011.

The Convertible Debentures are not redeemable prior to May 20, 2011. The Company may redeem the Convertible Debentures on or after May 20, 2011, in whole or in part, at any time, for cash at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest.

In accordance with the terms of the Convertible Debentures, the holders of the Convertible Debentures may require the Company to repurchase all or a portion of the Convertible Debentures on May 15, 2011, May 15, 2014 and May 15, 2019 or if the Company experiences certain fundamental changes at a repurchase price of 100% of principal amount, plus accrued and unpaid interest. The Company, may at its option, pay the repurchase price in cash, shares of common stock or a combination thereof, except that the Company shall pay accrued and unpaid interest, if any, in cash.

Tower Automotive Capital Trust

During the third quarter of 2003, the Company elected to adopt the current provisions of FASB Interpretation Number (FIN) 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 as it relates to the Company’s mandatorily redeemable convertible trust preferred securities prior to the required effective date. Under FIN 46, the Tower Automotive Capital Trust (the “Trust”), which was previously consolidated by the Company, is no longer consolidated. As a result, the Company no longer presents the mandatorily redeemable convertible trust preferred securities as mezzanine financing, but instead records a debt obligation for the proceeds which are owed to the Trust by the Company. Interest is recorded at 6 3/4% on the amount owed by the Company to the Trust, which is equal to the amount that was previously presented as minority interest (net of tax) for the dividends on the preferred stock. Interest expense increased by $8.8 million for 2004 in comparison to 2003 as a result of this reclassification. Pursuant to the guidance in FIN 46, the Company has elected not to reclassify the presentation in prior periods. The Company deferred the interest payment of $4.4 million due on December 31, 2004. The terms of the trust agreement and the underlying 6 3/4% convertible subordinated debentures held by the Trust permits the deferral of dividends and the underlying interest payments for up to 20 consecutive quarters. The $258.8 million trust convertible preferred securities held by the Trust were issued in June 1998 at a dividend rate of 6 3/4% and are redeemable, in whole or in part, after June 30, 2001 but before June 30, 2018. The preferred securities are also convertible at the option of the holder into common stock of the Company at an equivalent conversion price of $30.713 per share.

Senior Euro Notes

The Euro-denominated senior unsecured notes in the amount of 150 million euro ($203.6 million at December 31, 2004) bear interest at a rate of 9.25%, payable semi-annually. These notes rank equally with all of the Company’s other senior unsecured and unsubordinated debt and mature on August 1, 2010.

Senior Notes

In June 2003, R. J. Tower (the “Issuer”), a wholly owned subsidiary of the Company, completed a senior note offering with a face amount of $258 million. The notes were discounted upon issuance to yield 12.0% payable semi-annually. The notes rank equally with all of the Company’s other senior unsecured and unsubordinated debt and mature on June 1, 2013.

Industrial Development Revenue Bonds

The industrial development revenue bonds are due in lump sum payments of $21.9 million each in June 2024 and March 2025. Interest is payable monthly at a rate adjusted weekly by a bond remarketing agent (2.52 % and 1.26%, respectively, at December 31, 2004 and 2003). The industrial development revenue bonds are backed by long-term letters of credit; see “The Credit Agreement.”

Other Foreign Subsidiary Indebtedness

Other foreign subsidiary indebtedness consists primarily of borrowings at Seojin, with interest rates ranging from 4.52% to 9.4%, renewable annually. Generally, borrowings of foreign subsidiaries are made under credit agreements with commercial lenders and are used to fund working capital and other operating requirements. Certain foreign subsidiaries have financing arrangements that restrict their ability to dividend or otherwise distribute cash to the parent company and its subsidiaries.

Variable Interest Entity

As of December 31, 2003, the Company consolidated the variable interest entity related to its Lansing, Michigan building and equipment leasing arrangement and, therefore, recorded property, plant and equipment of $25.7 million and related indebtedness of $25.7 million. At December 31, 2004, this indebtedness amounted to $19.6 million.

Interest Rate Swap Contracts

The Company has utilized an interest rate swap contract (“First Interest Rate Swap Contract”), which was designated as a cash flow hedge, to manage its interest rate exposure on approximately $160.0 million of its floating rate indebtedness under its credit agreements. The First Interest Rate Swap Contract has the effect of converting the floating rate interest to a fixed rate of approximately 6.88%, plus any applicable margin required under the revolving credit facilities. The interest rate swap contract expires in September 2005. On December 6, 2004, this interest rate swap contract was de-designated as a cash flow hedge and changes in the fair value of the interest rate swap contract are recorded in earnings. On December 6, 2004, the Company entered into a second interest rate swap contract (“Second Interest Rate Swap”). The Second Interest Rate Swap contract has the effect of converting the fixed rate of interest of 6.88% associated with the First Interest Rate Swap Contract to a floating rate, which approximated 2.44% at December 31, 2004, plus any applicable margin required under the Company’s revolving credit facility. The Second Interest Rate Swap contract has not been designated as a hedge; accordingly, changes in the fair value of this interest rate swap contract are recorded in earnings.

As of December 31, 2004, $2.9 million (net of tax) is recorded in accumulated other comprehensive loss related to the cash flow hedges. This represents the accumulated losses on the First Interest Rate Swap Contract, prior to being de-designated as a cash flow hedge. This amount will be amortized as additional interest expense over the remaining term of the First Interest Rate Swap Contract, as the Company expects that the cash flows originally hedged will continue to occur. Derivative liabilities relating to the interest rate swap agreements totaling $4.5 million have been recorded in accrued liabilities in the Consolidated Balance Sheet as of December 31, 2004. The fair value of the interest rate swap contracts is based upon the difference between the contractual rates and the present value of the expected future cash flows on the hedged interest rate.

Chapter 11 Impact

Under the terms of the Credit Agreement, the Chapter 11 filing creates an event of default. Upon the Chapter 11 filing, the lenders’ obligation to loan additional money to the Company terminated, the outstanding principal of all obligations became immediately due and payable, and the Debtors were required to immediately deposit funds into a collateral account to cover the outstanding amounts under the letters of credit issued pursuant to the Credit Agreement. Outstanding obligations under the Credit Agreement amounted to $425.0 million, which was refinanced through the DIP financing described below.

In addition, the Chapter 11 filing creates an event of default in relation to the Convertible Debentures, Senior Notes, Senior Euro Notes, and the Trust Preferred Securities and underlying 6 -3/4% Convertible Subordinated Debentures.

The ability of the creditors of the Debtors to seek remedies to enforce their rights under the credit facilities described above is stayed as a result of the Chapter 11 filing, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

The Company’s foreign subsidiaries are not included in the Chapter 11 filing. Therefore, the debt of these subsidiaries is not subject to compromise in the bankruptcy proceedings.

DIP Financing

In February 2005, the Bankruptcy Court approved a Revolving Credit, Term Loan and Guaranty Agreement, as amended, (“DIP Agreement”) between the Company and a national banking institution as agent for a number of lenders (“Lenders”) and each of the Lenders.

The DIP Agreement provides for a $725 million commitment of debtor-in-possession financing comprised of a revolving credit and letter of credit facility in an aggregate principal amount not to exceed $300 million and a term loan in the aggregate principal amount of $425 million. The proceeds of the term loan have been used to refinance Debtors’ obligation amounting to $425 million under the Credit Agreement. The proceeds of the revolving credit loans shall be used to fund the working capital requirements of the Debtors during the Chapter 11 proceedings. Obligations under the DIP Agreement are secured by a lien on the assets of the Debtors (which lien shall have first priority with respect to a significant portion of the Debtors’ assets) and by a super-priority administrative expense claim in each of the bankruptcy cases.

Advances under the DIP Agreement will bear interest at a fixed rate per annum equal to (x) the greatest (as of the date the advance is made) of the prime rate, the Base CD Rate (as defined in the DIP Agreement) plus 1%, or the Federal Funds Effective Rate (as defined in the DIP Agreement) plus 0.5%, plus (y) 1.75%, in the case of a loan under the revolving facility, or 2.75% in the case of the term loan. Alternatively, the Debtors may request that advances be made at a variable rate equal to (x) the Adjusted LIBO Rate (as defined in the DIP Agreement), for a one-month, three-month, six-month, or nine-month period, at the election of Debtors, plus (y) 2.75%, in the case of a loan under the revolving facility, or 3.75% in the case of the term loan. In addition, the DIP Agreement obligates the Debtors to pay certain fees to the Lenders as described in the DIP Agreement.

The DIP Agreement contains various representations, warranties and covenants by the Debtors that are customary for transactions of this nature, including (without limitation) reporting requirements and maintenance of financial covenants.

The Debtors’ obligations under the DIP Agreement may be accelerated following certain events of default, including (without limitation) any breach by the Debtors of any of the representations, warranties, or covenants made in the DIP Agreement or the conversion of any of the bankruptcy cases to a case under Chapter 7 of the Bankruptcy Code or the appointment of a trustee pursuant to Chapter 7 of the Bankruptcy Code.

The DIP Agreement matures on February 2, 2007; however, the Debtors are obligated to repay all borrowings made pursuant to the DIP Agreement upon substantial consummation of a plan of reorganization of the Debtors that is confirmed pursuant to an order of the Bankruptcy Court.

Back-Stop Agreement

The Debtors have entered into a Back-Stop Agreement with a finance company (“Finance Company”). Under the Back-Stop Agreement, the Finance Company agreed to take by assignment any second lien holder’s rights and obligations as a second lien holder under the Credit Agreement in an aggregate amount not to exceed $155 million.

11. Income Taxes

The provision (benefit) for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2004	2003	2002
Current —
Domestic	$—	$(11,213)	$(4,981)
Foreign	9,944	(3,571)	10,510

	9,944	(14,784)	5,529
Deferred —
Domestic	122,169	(48,491)	4,321
Foreign	24,971	12,464	(2,214)

	147,140	(36,027)	2,107

	$157,084	$(50,811)	$7,636

A reconciliation of income taxes computed at the statutory rates to the reported income tax provision (benefit) is as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Taxes at federal statutory rates	$(137,959)	$(52,752)	$7,636
Foreign taxes and other	7,925	(14,469)	(7,252)
Goodwill impairment	70,670	—	—
Other permanent differences, primarily interest, sale of investment and unrealized gain on derivative	(1,591)	(2,385)	(457)
Valuation allowance	218,039	18,795	7,709

Total	$157,084	$(50,811)	$7,636

The summary of income (loss) before provision (benefit) for income taxes, equity in earnings of joint ventures, gain on sale of joint venture, minority interest and cumulative effect of change in accounting principle consisted of the following (in thousands):

	Years Ended December 31,
	2004	2003	2002
Domestic	$(425,060)	$(183,070)	$(12,246)
Foreign	30,891	32,351	34,064

	$(394,169)	$(150,719)	$21,818

A summary of deferred income tax assets (liabilities) is as follows (in thousands):

	December 31,
	2004	2003
Deferred income tax assets:
Accrued compensation costs	$38,471	$36,735
Postretirement benefit obligations	26,396	30,073
Loss contracts	4,453	2,894
Facility closure and consolidation costs	101,663	79,339
Net operating loss carryforwards and tax credits	226,848	191,878
Investment valuation adjustments	—	25,857
Other reserves and adjustments	19,805	12,669

	417,636	379,445
Less: Valuation allowance	(306,844)	(60,103)

Total deferred income tax assets	110,792	319,342
Deferred income tax liabilities — fixed asset and goodwill lives and methods	(122,072)	(152,282)

Net deferred income tax assets (liabilities)	$(11,280)	$167,060

The Company has U.S. net operating loss carryforwards (“NOLs”) of $424.1 million that expire during the years 2021 through 2024. The Company has a U.S. alternative minimum tax (“AMT”) credit carryforward of $2.7 million. The AMT credit has an indefinite carryforward period. In the fourth quarter of 2004, the Company concluded that it was appropriate to establish a full valuation allowance in the amount of $148.4 million as a result of the uncertainty of realization of the Company’s U.S. operating loss carryforwards.

The Company has various state tax credits and state NOL carryforwards in the amount of $16.0 million and $691.9 million, respectively, that expire through 2024. In 2002, a $7.7 million valuation allowance was established due to the uncertainty of realization of certain state tax credits and net operating loss carryforwards. In 2004 and 2003, additional valuation allowance amounts of $17.9 million and $13.5 million, respectively, were established resulting in a full valuation allowance amounting to $39.1 million in association with state deferred tax assets.

As of and subsequent to December 31, 2004, the Company is maintaining a full valuation allowance related to its U.S. federal and state deferred tax assets.

The Company’s foreign subsidiaries have NOL carryforwards of $150.2 million at December 31, 2004. In 2002, the Company established a $24.2 million valuation allowance due to the uncertainty of the realization of a tax benefit associated with the write down of goodwill under SFAS 142 related to the Company’s Brazil operations. The goodwill write down and related income tax provision were netted and reported as a cumulative effect of a change in accounting principle in the 2002 Consolidated Statement of Operations. In 2003, the Company determined that realization of the entire goodwill tax benefit is probable and reversed the remaining portion of the valuation allowance. In 2003, a $13.1 million valuation allowance was established due to the uncertainty of realization of certain foreign NOL carryforwards. In 2004, the valuation allowance was increased by $4.2 million due to the uncertainty of realization of certain additional foreign NOL carryforwards.

The Company recognizes deferred taxes on its earnings related to equity method investments. Deferred taxes have not been recognized in relation to consolidated foreign investments as earnings relating to such investments have been deemed permanently reinvested by the Company. It is not practicable for the Company to determine the amount of unrecognized deferred tax liability for temporary differences, which are permanent in duration pertaining to investments in foreign subsidiaries. A $21.2 million deferred tax liability for a temporary difference arising from undistributed earnings of an investment in a joint venture accounted for in accordance with the equity method has been recognized. In 2003, a $9.6 million valuation allowance was provided as a result of the uncertainty pertaining to the use of the tax benefit associated with the write-down of the Yorozu investment to less than its carrying value for tax purposes due to the capital nature of the loss. This valuation allowance was reversed in 2004 as a result of the Company’s sale of the Yorozu investment in March 2004.

At December 31, 2004, the Company has accrued contingent tax liabilities in the aggregate amount of approximately $6.9 million, recognized in accordance with SFAS 5, Accounting for Contingencies, in relation to certain foreign and state tax issues.

The American Jobs Creation Act of 2004 (the “Act”), which was signed into law on October 22, 2004, provides domestic manufacturers with a special deduction of up to 9%, when fully phased in, of the lesser of (a) qualified production activities income as defined in the Act, or (b) taxable income after the deduction for the utilization of any net operating loss carryforwards. A special deduction, if applicable, of 3% shall apply to 2005 and 2006, while a deduction of 6% shall apply for the years 2007 through 2009. The full 9% deduction, if applicable, is available in 2010 and thereafter. This tax deduction is limited to 50% of taxable wages paid. This special deduction will not be available until the Company realizes taxable income.

The Foreign Earnings Repatriation Provision within the Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated to a U.S. taxpayer as defined in the Act. The Company will not be utilizing this provision due to its operating loss carryforward position.

12.	Stockholders’ Investment (Deficit)

Stock-Based Compensation

Stock Option Plans

Pursuant to the 1994 Key Employee Stock Option Plan (the “Stock Option Plan”), which was approved by stockholders, any person who is a full-time, salaried employee of the Company (excluding non-management directors) is eligible to participate (a “Colleague Participant”) in the Stock Option Plan. A committee of the Board of Directors selects the Colleague Participants and determines the terms and conditions of the options.

The Stock Option Plan provides for the issuance of options to purchase up to 3,000,000 shares of common stock at exercise prices equal to the market price of the common stock on the date of grant, subject to certain adjustments reflecting changes in the Company’s capitalization. As of December 31, 2004, 1,114,400 shares of common stock were available for issuance under the Stock Option Plan. Summarized information pertaining to the Stock Option Plan follows:

				Weighted
			Weighted	Average Fair
	Shares		Average	Value of	Exercisable
	Under		Exercise	Options	At End of
	Option	Exercise Price	Price	Granted	Year
Outstanding, January 1, 2002	502,600	4.00 - 22.97	17.29	$8.85	378,600
Exercised	(75,000)	4.00 - 7.56	6.11
Forfeited	(201,250)	17.13 - 22.97	19.93

Outstanding, December 31, 2002	226,350	4.00 - 22.97	18.65	9.36	205,913
Forfeited	(58,650)	4.00 - 22.97	20.03

Outstanding, December 31, 2003	167,700	4.00 - 22.97	18.16	9.07	167,700
Forfeited	(10,500)	7.5625 - 19.25	16.47

Outstanding, December 31, 2004	157,200	4.00 - 22.97	18.28	9.47	157,200

A summarization of stock options outstanding related to the Stock Option Plan at December 31, 2004 follows:

		Options Outstanding		Options Exercisable
	Number
Range of	Outstanding	Weighted-Average	Weighted-	Number	Weighted-
Exercisable	At	Remaining	Average	Exercisable	Average
Options	12/31/04	Contractual Life	Exercise Price	12/31/04	Exercise Price
$4.00	1,950	0.2	$4.00	1,950	$4.00
7.56	5,500	1.3	7.56	5,500	7.56
17.13 - 25.75	149,750	3.8	18.86	149,750	18.86

The weighted average exercise price of options exercisable was $18.28, $18.16 and $18.59, respectively, at December 31, 2004, 2003 and 2002. The weighted average remaining contractual life of outstanding options was 3.7 years at December 31, 2004.

All options granted under the Stock Option Plan have a contractual life of 10 years from the date of grant and vest ratably generally over a four-year period from the date of grant.

The Tower Automotive Inc. Long Term Incentive Plan (“Incentive Plan”), which was approved by stockholders and adopted in 1999, is designed to promote the long-term success of the Company through stock based compensation by aligning the interests of participants with those of its stockholders. Eligible participants under the Incentive Plan include key company colleagues, directors, and outside consultants. Awards under the Incentive Plan may include stock options, stock appreciation rights, performance shares and other stock based awards. The Incentive Plan provides for the issuance of up to 3,000,000 shares of common stock. As of December 31, 2004, 1,334,507 shares of common stock were available for issuance under the Incentive Plan. A committee of the Board of Directors is responsible for administration, participant selection and determination of terms and conditions of the Incentive Plan.

A summarization of options granted pertaining to the Incentive Plan follows:

				Weighted
			Weighted	Average Fair
	Shares		Average	Value of	Exercisable
	Under		Exercise	Options	At End of
	Option	Exercise Price	Price	Granted	Year
Outstanding, January 1, 2002	2,380,970	$9.63 - $26.81	$13.36	$7.48	373,783
Granted	859,050	13.75	13.75
Exercised	(33,400)	11.33 - 13.19	12.87
Forfeited	(249,175)	10.19 - 19.25	13.62

Outstanding, December 31, 2002	2,957,445	9.63 - 26.81	13.46	7.79	925,605
Granted	562,900	3.16	3.16
Granted	3,000	4.55	4.55
Forfeited	(1,234,232)	3.16 - 13.75	12.35

Outstanding, December 31, 2003	2,289,113	3.16 - 26.81	11.51	6.50	1,024,239
Granted	534,800	1.99 - 7.08	3.71
Exercised	(23,750)	3.16	3.16
Forfeited	(503,322)	3.16 - 13.75	9.21

Outstanding, December 31, 2004	2,296,841	3.16 - 13.75	10.29	5.95	708,790

The following table summarizes certain information pertaining to stock options outstanding under the Incentive Plan:

	Number	Options Outstanding		Options Exercisable
Range of	Outstanding	Weighted-Average		Number
Exercisable	At	Remaining	Weighted-Average	Exercisable	Weighted-Average
Options	12/31/04	Contractual Life	Exercise Price	12/31/04	Exercise Price
$1.99 - $7.08	816,913	9.0	$3.50	—	$—
9.13 - 15.56	1,358,438	6.2	12.89	587,300	13.27
26.81	121,490	4.3	26.81	121,490	26.81

Options vest ratably over a four-year period from the date of grant. The weighted average exercise price of exercisable options was $15.59, $14.49 and $14.63, respectively, at December 31, 2004, 2003 and 2002. The weighted average remaining contractual life of outstanding options was 7.1 years at December 31, 2004. Information on shares of restricted stock into which options granted under this plan have been converted is set forth below under the caption “Restricted Stock.”

Independent Director Stock Option Plan

In February 1996, the Company’s Board of Directors approved the Tower Automotive, Inc. Independent Director Stock Option Plan (the” Director Option Plan”) that provides for the grant of options to independent directors, as defined in the plan, to acquire up to 200,000 shares of the Company’s Common Stock, subject to certain adjustments reflecting changes in the Company’s capitalization. As of December 31, 2004, 84,800 shares of common stock were available for issuance under the Director Option Plan. The option exercise price must be at least equal to the fair value of the Common Stock at the time the option is granted. Vesting is determined by the Company’s Board of Directors at the date of grant and in no event can be less than six months from the date of grant.

A summarization of information pertaining to the Director Option Plan follows:

				Weighted
			Weighted	Average Fair
	Shares		Average	Value of	Exercisable
	Under		Exercise	Options	At End of
	Option	Exercise Price	Price	Granted	Year
Outstanding, January 1, 2002	115,200	7.56 - 22.97	16.49	$8.75	108,400
Exercised	(15,000)	7.56	7.56

Outstanding, December 31, 2004, 2003 and 2002	100,200	$7.56 - 22.97	$17.82	$9.42	100,200

A summarization of certain information pertaining to stock options outstanding at December 31, 2004 in relation to the Director Option Plan follows:

		Options Outstanding		Options Exercisable
Range of	Number	Weighted-Average		Number
Exercisable	Outstanding	Remaining	Weighted-Average	Exercisable	Weighted-Average
Options	At 12/31/04	Contractual Life	Exercise Price	12/31/04	Exercise Price
$ 7.56	15,000	1.1	$7.56	15,000	$7.56
$18.94-$22.97	85,200	3.1	$19.63	85200	$19.63

The weighted average exercise price of exercisable options was $17.82 at December 31, 2004, 2003 and 2002. The weighted average remaining contractual life of outstanding options was 2.8 years at December 31, 2004.

Employee Stock Purchase Plan

The Company sponsors an employee stock discount purchase plan, which originally provided for the sale, to colleagues only, of up to 1,400,000 shares of the Company’s Common Stock at discounted purchase prices, subject to certain limitations. During the first quarter of 2004, the Company had no shares available for future purchases under the plan. In May 2004, stockholders approved an amendment to the plan to make an additional 400,000 shares available for purchase under the plan. The cost per share under this plan is 85 percent of the market value of the Company’s common stock at the date of purchase, as defined in the plan. During the years ended December 31, 2004, 2003 and 2002, 15,912, 252,156 and 222,145 shares of Common Stock were purchased by colleagues pursuant to this plan. The weighted average fair value of shares sold to colleagues under this plan was $2.09, $2.59 and $6.43, respectively, in 2004, 2003 and 2002.

In January 2005, the Company suspended purchases under its Employee Stock Purchase Plan effective as of January 1, 2005.

Deferred Stock Plans

The Company also sponsors the Tower Automotive, Inc. Key Leadership Deferred Income Stock Purchase Plan and the Tower Automotive, Inc. Director Deferred Stock Purchase Plan (the “Deferred Stock Plans”), which allow certain colleagues to defer receipt of all or a portion of their annual cash bonus and allows outside directors to defer all or a portion of their annual retainer. The Company makes a matching contribution of one-third of the deferral. The Company matching contribution vests on the 15th day of December of the second plan year following the date of the deferral. In accordance with the terms of the plans, the deferral and the Company’s matching contribution may be placed in a “Rabbi” trust, which invests solely in the Company’s Common Stock. This trust arrangement offers a degree of assurance for ultimate payment of benefits without causing constructive receipt for income tax purposes. Distributions from the trust can only be made in the form of the Company’s Common Stock. The assets in the trust remain subject to the claims of creditors of the Company and are not the property of the colleague or outside director; therefore, the assets in the trust are included as a separate component of stockholders’ investment under the caption “Deferred Compensation Plans”. Under these plans, $0.6 million, $3.4 million and $1.4 million were deferred (including employer match) during the years ended December 31, 2004, 2003 and 2002, respectively.

Restricted Stock

In July 2001, the Company offered its existing colleagues and designated consultants the right to exchange certain Company stock options, having an exercise price of $17.125 or more, for shares of restricted stock. As a result of this offer, effective September 17, 2001, the Company issued 530,671 shares of its common stock under the Tower Automotive, Inc. Long Term Incentive Plan, subject to certain restrictions and risks of forfeiture, in exchange for the surrender of options to purchase a total of 1,503,500 shares of the Company’s common stock. The cost of this exchange was recorded in stockholders’ investment as deferred compensation based upon the fair value of stock issued and is being expensed over the applicable vesting periods. During the years ended December 31, 2004, 2003 and 2002, 342,736, 2,920 and 575 shares vested, respectively, and 26,031, 98,172 and 61,003 shares were forfeited, respectively. As of December 31, 2004, no shares remain restricted.

During the years ended December 31, 2004 and 2003, a committee of the board of directors awarded 220,720 and 210,360 shares, respectively, of its common stock under the Tower Automotive, Inc. Long Term Incentive Plan, subject to certain restrictions and risks of forfeiture, to certain colleagues. During the years ended December 31, 2004 and 2003, 47,387 and 19,620 shares, respectively, were forfeited and 62,833 vested. As of December 31, 2004, 301,240 shares remain restricted.

Supplemental Retirement Plan

The Tower Automotive Supplemental Retirement Plan allows certain colleagues who are restricted in their contributions to the Tower Automotive Retirement Plan, by certain statutory benefit limitations, to defer receipt of all or a portion of their annual cash compensation. The Company makes a matching contribution based on the terms of the plan. A portion of the Company’s matching contributions vests immediately and the remaining portion vests on the first day of the third plan year following the date of the colleague’s deferral. Colleague and Company contributions to this plan are invested in the Company’s Common Stock.

Sale of Common Stock

In May 2002, the Company completed an underwritten primary offering of 17.25 million shares of the Company’s common stock, which included the exercise of the underwriters’ over-allotment option to acquire 2.25 million shares. The net proceeds from the offering were $222.6 million, based on an offering price of $13.75 per share. The Company used the net proceeds from this offering to repay borrowings under its then existing credit agreement.

Stock Repurchase

In May 2000, the Company’s Board of Directors approved the repurchase of up to $100 million of the Company’s common stock in the open market at times and amounts to be determined by the Company. During 2000, the Company purchased approximately 4.1 million shares at a total cost of $40.1 million. During 2001, no purchases were made. In August 2002, the Company announced its plan to resume the stock repurchase program. During 2002, approximately 9.8 million shares, at a total cost of $59.9 million were purchased to complete the total original approved amount. Repurchased shares are designated as treasury stock until subsequently reissued for general corporate purposes.

13. Employee Benefit Plans

The Company sponsors various pension and other postretirement benefit plans for its employees.

Retirement Plans

The Company’s UAW Retirement Income Plan and the Tower Automotive Pension Plan provide for substantially all U.S. union employees. Benefits under the plans are based on years of service. Contributions by the Company are intended to provide not only for benefits attributed to service to date, but also for those benefits expected to be earned in the future. The Company’s funding policy is to annually contribute the amounts sufficient to meet the higher of the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 or the minimum funding requirements under the Company’s union contracts. The Company expects minimum pension funding requirements of $32.4 million during 2005. Expected benefit payments amount to $14.3 million, $15.4 million, $16.5 million, $17.5 million and $18.3 million, respectively, for the years 2005, 2006, 2007, 2008 and 2009 for a total of $82.0 million during that five-year period.

The following table provides a reconciliation of the changes in the benefit obligations and fair value of assets for the defined benefit pension plans (in thousands):

	2004	2003
Reconciliation of fair value of plan assets:
Fair value of plan assets at the beginning of the year	$133,554	$106,572
Actual return on plan assets	16,841	12,710
Employer contributions	30,832	25,772
Plan expenses paid	(1,010)	—
Benefits paid	(14,208)	(11,500)

Fair value of plan assets at the end of the year	$166,009	$133,554

Change in Benefit Obligations:
Benefit obligations at the beginning of the year	$241,630	$189,095
Service cost	8,560	6,517
Interest cost	14,505	13,949
Plan Amendments	19,603	18,872
Actuarial loss	10,658	24,644
Benefits paid	(14,208)	(11,500)
Curtailment loss	—	53

Benefit obligations at the end of the year	$280,748	$241,630

Funded Status Reconciliation:
Funded status	$(108,477)	$(108,076)
Unrecognized transition asset	—	(5)
Unrecognized prior service cost	40,737	21,887
Unrecognized actuarial losses	82,004	78,570
Contributions made after measurement date	6,262	5,948

Net amount recognized	$20,526	$(1,676)

Amounts recognized in the balance sheet as of each year end:
Accrued benefit liability	$(108,477)	$(108,076)
Intangible asset	40,737	21,887
Accumulated other comprehensive income	82,004	78,565
Contributions made after measurement date	6,262	5,948

Net amount recognized	$20,526	$(1,676)

In connection with the comprehensive realignment plans discussed in Note 9, benefits for certain employees covered by the Tower Automotive Pension Plan and the UAW Retirement Income Plan are accounted for as a curtailment and special termination benefits for the periods ended December 31, 2003 and 2002.

At the September 30, 2004 measurement date, the accumulated benefit obligation of the Company’s under funded defined benefit pension plans exceeded plan assets by approximately $115 million.

The following table provides the components of net periodic pension benefit cost for the plans (in thousands):

	2004	2003	2002
Service cost	$8,560	$6,517	$9,536
Interest cost	14,505	13,949	11,486
Expected return on plan assets	(12,179)	(9,751)	(9,602)
Amortization of transition asset	(5)	(31)	(31)
Amortization of prior service cost	4,216	2,380	812
Amortization of net (gains) losses	3,741	4,435	1,609
Curtailment loss	—	3,632	—
Special termination benefits	—	—	7,067

Net periodic benefit cost	$18,838	$21,131	$20,877

The reversal of the pension curtailment loss of $6.3 million, recognized in the first quarter of 2004, associated with the Company’s decision to not move the Ford Ranger frame assembly is not reflected in the table immediately above but is reflected in the Company’s Statement of Operations for the year ended December 31, 2004 as a restructuring charge reversal. (See Notes 9 and 17).

The assumptions used in the measurement of the Company’s benefit obligation, based upon a September 30 measurement date, are as follows:

	2004	2003	2002
Weighted-average assumptions at each year end:
Discount rate	5.50%	5.95%	6.75%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.50%	4.50%	4.50%

The Company’s allocations of plan assets on the September 30, 2004 and 2003 measurement dates are as follows:

	2004	2003
Equity securities	56%	57%
Fixed income	34%	34%
Real estate	5%	5%
Cash equivalents	5%	4%

Plan assets do not include equity securities of the Company.

The present value of the Company’s pension benefit obligation is calculated through the use of the discount rate. The discount rate used is established annually at the measurement date and reflects the construction of a hypothetical portfolio of high quality instruments with maturities that mirror the timing and amounts of future benefits.

The expected long-term rate of return on plan assets is based on the expected return of each of the above categories, weighted based on the median of the target allocation for each class. Equity securities are expected to return between 8.75% to 10.75% over the long-term, while cash and fixed income investments are expected to return between 4.1% and 10.1%. Based on historical experience, the Company expects that the asset managers overseeing plan assets will provide a 0.5% to 1.0% per annum premium to their respective market benchmark indices.

The investment policy, as established by the Company’s Defined Benefit Investment Committee (“the Committee”), allows for effective supervision, monitoring, and evaluating of the investment of the Company’s retirement plan assets. This includes setting forth an investment structure for managing assets and providing guidelines for each portfolio to control the level of overall risk and liquidity. The cash inflows and outflows will be deployed in a manner consistent with the above target allocations. If the Committee determines cash flows to be insufficient within the strategic allocation target ranges, the Committee shall decide whether to effect transactions to bring the strategic allocation within the threshold ranges.

The Company contributes to a union sponsored multi-employer pension plan providing defined benefits to certain Michigan hourly employees. Contributions to this pension plan are based on rates set forth in the Company’s union contracts. The expense related to this plan amounted to $0.7 million, $1.0 million, and $0.8 million, respectively, for the years ended December 31, 2004, 2003 and 2002.

The Company also contributes to a union sponsored multi-employer pension plan providing defined benefits for certain hourly employees of the Company’s Milwaukee facility. Expense associated with this plan amounted to $0.2 million, $0.2 million and $0.4 million, respectively, for the years ended December 31, 2004, 2003 and 2002. The expense amounts were determined based on contractual rates with the union.

The Company maintains a qualified profit sharing retirement plan and 401(k) employee savings plan covering certain salaried and hourly employees. The Company matches certain employee contributions to the 401(k) employee savings plan. Expense relating to these plans amounted to $4.0 million, $12.8 million and $10.6 million, respectively, during 2004, 2003 and 2002.

In addition, the Company sponsors a 401(k) employee savings plan covering certain union employees. The Company matches a portion of the employee contributions made to this plan. Expense pertaining to this plan for the year ended December 31, 2004 was $3.1 million and was immaterial in each of the two years in the period ended December 31, 2003.

Retirement Plans of Non-U.S. Operations

The Company has no defined benefit pension plans in association with its foreign operations. The Company primarily provides severance benefits to colleagues that have terminated their employment due to retirement or otherwise. The amount associated with such benefits depends upon the length of service of the colleague and also depends upon whether the termination was voluntary or at the request of the Company. Expenses associated with these non-U.S. plans amounted to $2.9 million, $4.6 million and $3.2 million, respectively, during 2004, 2003 and 2002.

Postretirement Plans

The Company provides certain medical insurance benefits for retired employees. Certain U.S. employees of the Company are eligible for these benefits if they fulfill the eligibility requirements specified by the plans. Certain retirees between the ages of 55 and 62 must contribute all or a portion of the cost of their coverage. Benefits are continued for dependents of eligible retiree participants subsequent to the death of the retiree. The Company estimates minimum funding requirements related to these postretirement plans of $20.6 million during 2005. Expected benefit payments amount to $20.6 million, $20.2 million, $19.7 million, $19.0 million and $17.9 million, respectively, for the years 2005, 2006, 2007, 2008 and 2009 for a total of $97.4 million during that five-year period.

The following table provides a reconciliation of the changes in the benefit obligations and funded status in relation to the Company’s retiree medical plans (in thousands):

	2004	2003
Reconciliation of fair value of plan assets:
Fair value of plan assets at the beginning of the year	$—	$—
Employer contributions	22,099	25,100
Benefits paid	(22,099)	(25,100)

Fair value of plan assets at the end of the year	$—	$—

Change in Benefit Obligations:
Benefit obligations at the beginning of the year	$135,209	$124,355
Service cost	378	667
Interest cost	7,738	8,313
Plan amendments	—	(9,735)
Actuarial loss (gain)	51,659	34,065
Benefits paid	(22,099)	(25,100)
Curtailment loss	141	2,644

Benefit obligations at the end of the year	$173,026	$135,209

Funded Status Reconciliation:
Funded status	$(173,026)	$(135,209)
Unrecognized actuarial losses	104,184	55,862

Net amount recognized	$(68,842)	$(79,347)

Amounts recognized in the balance sheet as of each year end:
Accrued benefit liability	$(68,842)	$(79,347)

The following table provides the components of net periodic benefit cost for the plans (in thousands):

	2004	2003	2002
Service cost	$378	$667	$858
Interest cost	7,738	8,313	8,519
Amortization of prior service cost	—	—	1,092
Amortization of net loss	5,981	3,569	3
Curtailment loss	141	2,644	—

Net periodic benefit cost	$14,238	$15,193	$10,472

The discount rate used to measure the Company’s post retirement medical benefit obligation was 5.00% in 2004, 5.95% in 2003 and 6.75% in 2002. The rate used reflects the rate at which the accrued liability can be effectively settled. The measurement date for the Company’s post retirement benefit plans is September 30.

For measurement purposes, an 8.50% annual rate of increase in per capita cost of covered health care benefits was assumed for 2004. The rate was assumed to decrease gradually to 5.50% by 2007 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the post retirement medical plans. A one percentage point change in assumed health care costs trend rates would have the following effects (in thousands):

	Increase	Decrease
One percentage point change:
Effect on total service and interest cost components	$177	$159
Effect on the accumulated benefit obligation	3,512	3,227

The Medicare Prescription Drug Improvement and Modernization Act of 2003 reduced the Company’s accumulated postretirement benefit by approximately $4.0 million, and decreased the postretirement unrecognized actuarial losses by approximately $ 4.0 million based upon the measurement of the Company’s postretirement benefit obligation as of September 30, 2004.

14. Related Party Transactions

The Company made payments to Hidden Creek Industries, an affiliate of the Company, for certain acquisition related and other management consulting services totaling $0.8 million and $0.6 million, respectively, during 2003 and 2002. No payments were made to Hidden Creek Industries during 2004.

15. Segment Information

The Company produces a broad range of assemblies and modules for vehicle body structures and suspension systems for the global automotive industry. The Company’s operations have similar characteristics including the nature of products, production processes and customers. The Company’s products include body structures and assemblies, lower vehicle frames and structures, chassis modules and systems and suspension components for the automotive industry. Management reviews the operating results of the Company and makes decisions based upon two operating segments: North America and International. Financial information by segment follows (in thousands):

	North
	America	International	Total
2004:
Revenues	$2,082,776	$1,095,948	$3,178,724
Interest expense, net	128,435	13,543	141,978
Operating income (loss)	(337,855)	81,804	(256,051)
Total assets	1,438,858	1,121,916	2,560,774
Capital expenditures, net	144,663	66,263	210,926
Depreciation expense	96,091	56,065	152,156
Restructuring and asset impairment charges, net	(1,384)	671	(713)
Goodwill impairment charge	337,230	—	337,230
Income (loss) before provision (benefit) for income taxes	(438,759)	44,590	(394,169)
Provision for income taxes	144,815	12,269	157,084
2003:
Revenues	$1,987,701	$828,048	$2,815,749
Interest expense, net	80,111	12,636	92,747
Operating income (loss)	(111,703)	53,731	(57,972)
Total assets	1,892,602	953,807	2,846,409
Capital expenditures, net	140,226	89,900	230,126
Depreciation expense	105,084	46,114	151,198
Restructuring and asset impairment charges, net	153,884	3,648	157,532
Income (loss) before provision (benefit) for income taxes	(183,070)	32,351	(150,719)
Provision (benefit) for income taxes	(59,704)	8,893	(50,811)

	North
	America	International	Total
2002:
Revenues	$2,075,222	$679,242	$2,754,464
Interest expense, net	57,703	12,564	70,267
Operating income	37,124	56,013	93,137
Total assets	1,747,772	810,113	2,557,885
Capital expenditures, net	95,922	63,042	158,964
Depreciation expense	100,595	36,103	136,698
Restructuring and asset impairment charges, net	57,475	3,650	61,125
Income (loss) before provision (benefit) for income taxes	(12,246)	34,064	21,818
Provision (benefit) for income taxes	(660)	8,296	7,636

Inter-segment sales are not significant for any period presented.

The following is a summary of revenues and long-lived assets by geographic location (in thousands):

	Years Ended and End of Year December 31,
	2004		2003		2002
		Long-Lived		Long-Lived		Long-Lived
	Revenues	Assets	Revenues	Assets	Revenues	Assets
North America	$2,082,776	$728,603	$1,987,701	$679,634	$2,075,222	$743,552
Europe	643,244	257,268	426,778	242,766	322,773	176,412
Asia	391,530	236,191	359,583	183,995	322,951	180,298
South America	61,174	14,218	41,687	12,923	33,518	10,481

	$3,178,724	$1,236,280	$2,815,749	$1,119,318	$2,754,464	$1,110,743

Revenues are attributed to geographic locations based on the location of specific production. Long-lived assets consist of net property, plant and equipment and capitalized tooling.

The following is a summary of the approximate composition by product category of the Company’s revenues (in thousands):

	Years Ended December 31,
	2004	2003	2002
Body structures and assemblies	$1,489,833	$1,203,772	$1,046,696
Lower vehicle frames and structures	872,873	955,301	1,101,786
Chassis modules and systems	513,014	354,411	302,991
Suspension components	243,842	221,777	220,357
Other	59,162	80,488	82,634

	$3,178,724	$2,815,749	$2,754,464

The Company sells its products directly to automotive manufacturers. Following is a summary of customers that accounted for 10 percent or more of consolidated revenues in each of the three years ended December 31, 2004:

	2004	2003	2002
Ford	34%	35%	38%
DaimlerChrysler	14%	19%	22%
General Motors	14%	10%	8%
Hyundai/Kia	10%	9%	7%

Receivables from the above mentioned customers represented 31% and 33%, respectively, of total accounts receivable at December 31, 2004 and 2003.

16. Commitments and Contingencies

Leases

The Company leases office and manufacturing space and certain equipment under lease agreements, which require the Company to pay maintenance, insurance, taxes and other expenses in addition to annual rentals. The Company has entered into leasing commitments with lease terms ending between the years 2005 and 2020. The properties covered under these leases include manufacturing equipment, facilities and administrative offices. The operating leases provide for fair market purchase and renewal options. Future annual rental commitments at December 31, 2004 under these leases are as follows (in thousands):

	Operating	Capital
Year	Leases	Leases
2005	$78,430	$16,199
2006	72,060	9,575
2007	69,065	6,099
2008	59,735	5,220
2009	54,576	3,541
Thereafter	103,849	14,850

	$437,715	55,484

Less-amount representing interest		10,127

Present value of minimum lease payments		$45,357

Certain of the Company’s lease agreements may be rejected through the Company’s bankruptcy proceedings. See Note 2.

Total rent expense for all operating leases totaled $90.0 million, $72.5 million and $57.0 million in 2004, 2003 and 2002, respectively.

Purchase Commitments

As of December 31, 2004, the Company was obligated under executory purchase orders for approximately $47.2 million of tooling $22.8 million of capital expenditures.

Environmental Matters

The Company owns properties, which have been impacted by environmental releases. The Company is liable for costs associated with investigation and/or remediation of contamination in one or more environmental media at some of these properties. The Company is actively involved in investigation and/or remediation at several of these locations. At certain of these locations, costs incurred for environmental investigation/remediation are being paid partly or completely out of funds placed into escrow by previous property owners. Nonetheless, total costs associated with remediating environmental contamination at these properties could be substantial and may have an adverse impact on the Company’s financial condition, results of operations or cash flows.

Accruals in the amounts of $16.3 million and $6.9 million, respectively, were contained in other non-current liabilities on the Company’s balance sheets at December 31, 2004 and 2003.

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The established liability for environmental matters is based upon management’s best estimates of expected investigation/remediation costs related to environmental contamination. It is possible that actual costs associated with these matters will exceed the environmental reserves established by the Company. Inherent uncertainties exist in the estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability and evolving technologies for handling site remediation and restoration.

Litigation

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

As a result of the commencement of the Chapter 11 proceedings by the Debtors, an automatic stay has been imposed against the commencement or continuation of legal proceedings against the Debtors outside of the Bankruptcy Court. Claimants against the Debtors may assert their claims in the Chapter 11 proceedings by filing a proof of claim, to which the Debtors may object and seek a determination from the Bankruptcy Court as to the allowability of the claim. Claimants who desire to liquidate their claims in legal proceedings outside of the Bankruptcy Court will be required to obtain relief from the automatic stay by order of the Bankruptcy Court. If such relief is granted, the automatic stay will remain in effect with respect to the collection of liquidated claim amounts. Generally, all claims against the Debtors that seek a recovery from assets of the Debtors’ estates will be addressed in the Chapter 11 proceedings and paid only pursuant to the terms of a confirmed plan of reorganization.

17. Quarterly Financial Data (Unaudited)

The following is a condensed summary of quarterly results of operations for 2004 and 2003. Restructuring and asset impairment charges are reflected in the quarters of 2004 and 2003 as described in Note 9 (in thousands, except per share amounts):

					Basic	Diluted
			Operating		Earnings	Earnings
		Gross	Income	Net Income	(Loss)	(Loss)
	Revenues	Profit	(Loss)	(Loss)	Per Share	Per Share
2004:
First	$781,236	$60,645	$32,098	$12,018	$0.21	$0.21
Second	783,213	68,714	33,269	(2,657)	(0.05)	(0.05)
Third	722,334	32,384	(3,139)	(20,218)	(0.35)	(0.35)
Fourth	891,941	63,940	(318,279)	(523,048)	(9.00)	(9.00)

	$3,178,724	$225,683	$(256,051)	$(533,905)	$(9.19)	$(9.19)

2003:
First	$732,578	$74,524	$39,848	$11,572	$0.21	$0.21
Second	743,179	78,448	23,935	2,646	0.05	0.05
Third	623,013	35,846	(138,167)	(105,859)	(1.87)	(1.87)
Fourth	716,979	66,242	16,412	(33,034)	(0.59)	(0.59)

	$2,815,749	$255,060	$(57,972)	$(124,675)	$(2.20)	$(2.20)

During the fourth quarter of 2004, the Company recognized an impairment charge of $337.2 million for the write down of goodwill.

Certain amounts in the Statements of Operations for the second and third quarters of 2003 are different from the amounts originally reported as a result of a restatement of a $7.7 million curtailment loss for pension and other post-retirement benefits related to the Company’s 2003 restructuring plan (subsequently reduced to $6.3 million based upon updated actuary information in the fourth quarter of 2003). SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” requires curtailment losses to be recorded when probable and reasonably estimable. The Company determined that the curtailment loss related to the 2003 restructuring plan was probable and reasonably estimable in the second quarter of 2003. However, because the Company uses a September 30 measurement date for its pension and other post-retirement benefits, the curtailment loss, which was initially recorded in the second quarter of 2003, should have been recorded in the third quarter of 2003 (a three-month lag), as required by SFAS No. 88.

A summary of the impact of this restatement is as follows (in thousands, except per share amounts):

	For the three months ended		For the three months ended
	June 30, 2003		September 30, 2003
	As reported	As restated	As reported	As restated
Operating income (loss)	$16,247	$23,935	$(130,479)	$(138,167)
Net income (loss)	(2,423)	2,646	(100,790)	(105,859)
Basic earnings (loss) per share	(0.04)	0.05	(1.78)	(1.87)
Diluted earnings (loss) per share	(0.04)	0.05	(1.78)	(1.87)

This change did not impact the Company’s results of operations for the year ended December 31, 2003.

18. Subsequent Events

Exit or Disposal Activities

On April 15, 2005, the Company committed to a plan to close its Belcamp, MD, Bowling Green, KY and Corydon, IN facilities. In addition, as a result of the closing of the Corydon, IN facility, the Company will reduce the number of employees at its Granite City, IL facility. These actions will result in the elimination of approximately 800 positions. The facilities are expected to cease production by June 30, 2005. These operational restructuring initiatives are designed to reduce excess capacity and associated costs and improve overall efficiency.

Total estimated costs associated with these actions amount to approximately $63.4 million, which is comprised of employee termination benefits of $3.8 million, asset impairment charges of $32.1 million, related lease costs of $25.0 and other costs of $2.5 million. Future cash expenditures for these actions are estimated at $4.5 million. These amounts do not include approximately $4.7 million of cash expenditures to be incurred for training and relocation of colleagues and equipment.

In April 2005, the Company announced the consolidation of its Hanam, Korea facility into its Pyeongdong, Korea facility to improve overall efficiency. The Company does not expect to incur significant costs associated with this move.

In June 2005, production ceased on the Dodge Ram light truck frame at the Company’s Milwaukee, Wisconsin facility (see Note 8). The Company leased a significant portion of the equipment utilized to produce the Dodge Ram light truck frame and notice of rejection of these leases was filed with the Bankruptcy Court in June 2005. In June 2005, the Company recorded its estimate of rejection damages associated with the Lessor’s pre-petition claim of approximately $75 million. Except for the costs associated with the lease rejections, the Company does not expect to incur additional material net costs associated with the customer’s decision to move the Dodge Ram light truck frame production.

The Company anticipates recording approximately $37.8 million in pension and postretirement curtailment charges in the third quarter of 2005, as measured in the second quarter of 2005, based on certain actions the Company believes are probable of occurring which will result in the curtailments.

Key Employee Retention Plan Agreements

On March 30, 2005, the Court entered an order approving the execution and implementation by the Company of Key Employee Retention Plan Agreements (the “KERP Agreements”) with 106 of its key employees. All KERP Agreements were executed by April 15, 2005.

The Company entered into the KERP Agreements to ensure the continued contributions of its key employees during the Company’s Chapter 11 bankruptcy proceedings. Under each KERP Agreement, the Company agrees to pay the applicable employee a retention incentive. The total amount of the retention incentive (which varies by employee from 40% to 110% of base salary) is payable in four installments of 25% each, conditioned upon the employee’s continued employment by the Company through each of the scheduled payment dates. The four scheduled payment dates are (1) May 2, 2005; (2) November 2, 2005; (3) the confirmation of a plan of reorganization in the Company’s

Chapter 11 proceedings; and (4) six months after the confirmation of a plan of reorganization in the Company’s Chapter 11 proceedings. The approximate cost of the KERP Agreements amounts to approximately $7.9 million.

Pursuant to each KERP Agreement, if the employee’s employment by the Company is voluntarily terminated by the employee (other than upon retirement) or is terminated by the Company for cause (as defined in the KERP Agreement) prior to a scheduled payment date, the employee forfeits all unpaid amounts of the retention incentive. If an employee’s employment by the Company is terminated by the Company other than for cause or is terminated as a result of retirement, disability or death, the Company is obligated to pay the employee (or his or her estate) a prorated portion of the unpaid amount of the retention incentive, based upon the date of termination of employment.

19. Consolidating Guarantor and Non-Guarantor Financial Information:

The following consolidating financial information presents balance sheets, statements of operations and cash flow information related to the Company’s business. Certain foreign subsidiaries of R.J. Tower Corporation are subject to restrictions on their ability to dividend or otherwise distribute cash to R.J. Tower Corporation because they are subject to financing arrangements that restrict them from paying dividends. Each Guarantor, as defined, is a direct or indirect 100% owned subsidiary of the Company and has fully and unconditionally guaranteed the 9.25% senior unsecured Euro notes issued by R. J. Tower Corporation in 2000, the 12% senior unsecured notes issued by R.J. Tower Corporation in 2003 and the credit facility and first lien term loan entered into by R.J. Tower Corporation in 2004, on a joint and several basis. Tower Automotive, Inc. (the parent company) has also fully and unconditionally guaranteed the notes, the credit facility and the first lien term loan and is reflected as the Parent Guarantor in the consolidating financial information. The Non-Guarantor Restricted Companies are the Company’s foreign subsidiaries except for Seojin Industrial Company Limited, which is reflected as the Non-Guarantor Unrestricted Company in the consolidating financial information. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material to investors.

TOWER AUTOMOTIVE INC.
Consolidating Balance Sheets at December 31, 2004
(Amounts in thousands)

				Non-Guarantor	Non-Guarantor
	R. J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Assets

Current assets:
Cash and cash equivalents	$107,599	$—	$(517)	$41,948	$71	$—	$149,101
Accounts receivable	47,373	—	70,636	188,352	39,670	—	346,031
Inventories	(372)	—	75,469	72,050	11,887	—	159,034
Deferred income taxes, net	—	—	—	—	—	—	—
Prepaid tooling and other	4,427	—	54,618	53,947	11,946	—	124,938

Total current assets	159,027	—	200,206	356,297	63,574	—	779,104

Property, plant and equipment, net	601	—	690,646	319,785	194,608	—	1,205,640
Investments in joint ventures	227,740	—	—	—	—	—	227,740
Investments in and advances to (from) affiliates	526,173	255,049	(453,177)	(216,603)	4,278	(115,720)	—
Deferred income taxes, net	—	—	—	—	—	—	—
Goodwill	—	—	—	174,563	—	—	174,563
Other assets, net	37,307	5,410	90,194	28,616	12,200	—	173,727

	$950,848	$260,459	$527,869	$662,658	$274,660	$(115,720)	$2,560,774

Liabilities and Stockholders’Investment
(Deficit)

Current liabilities:
Current maturities of long-term debt and capital lease obligations	$3,750	$—	$6,271	$24,460	$98,675	$—	$133,156
Convertible subordinated notes	—		—	—	—	—	—
Accounts payable	29,052	—	366,329	184,876	57,861	—	638,118
Accrued liabilities	70,421	918	143,643	57,941	13,339	—	286,262

Total current liabilities	103,223	918	516,243	267,277	169,875	—	1,057,536

Long-term debt, net of current maturities	874,358	258,750	57,126	11,855	37,473	—	1,239,562
Convertible Senior Debentures	—	121,723	—	—	—		121,723
Obligations under capital leases, net of current maturities	—	—	—	36,472	351	—	36,823
Other noncurrent liabilities	40,001	—	149,776	30,956	5,329	—	226,062

Total noncurrent liabilities	914,359	380,473	206,902	79,283	43,153	—	1,624,170

Stockholders’ investment (deficit)	(66,734)	(120,932)	(195,276)	316,098	61,632	(115,720)	(120,932)

	$950,848	$260,459	$527,869	$662,658	$274,660	$(115,720)	$2,560,774

TOWER AUTOMOTIVE INC.
Consolidating Statements of Operations for the Year Ended December 31, 2004
(Amounts in thousands)

				Non-Guarantor	Non-Guarantor
	R. J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Revenues	$726	$—	$2,043,455	$816,524	$318,019	$—	$3,178,724

Cost of sales	(3,948)	—	1,950,790	714,245	291,954	—	2,953,041

Gross profit	4,674	—	92,665	102,279	26,065	—	225,683

Selling, general and administrative expenses	(1,596)	—	98,883	37,220	10,710	—	145,217

Restructuring and asset impairment charges, net	1,859	—	(3,243)	—	671	—	(713)

Goodwill impairment charges	—	—	326,309	10,921	—	—	337,230

Operating income (loss)	4,411	—	(329,284)	54,138	14,684	—	(256,051)

Interest expense (income), net	95,358	30,141	2,270	5,543	8,666	—	141,978

Unrealized gain on derivative	—	(3,860)	—	—	—	—	(3,860)

Income (loss) before provision for income taxes, equity in earnings of joint ventures and minority interest	(90,947)	(26,281)	(331,554)	48,595	6,018	—	(394,169)

Provision (benefit) for income taxes	127,317	21,716	(1,783)	6,058	3,776	—	157,084

Income (loss) before equity in earnings of joint ventures and minority interest	(218,264)	(47,997)	(329,771)	42,537	2,242	—	(551,253)

Equity earnings in joint ventures and subsidiaries, net of tax	(277,376)	(485,908)	—	—	—	776,654	13,370
Gain on sale of joint venture investment, net	9,732		—	—	—	—	9,732

Minority interest, net of tax	—	—	—	(5,754)	—	—	(5,754)

Net income (loss)	$(485,908)	$(533,905)	$(329,771)	$36,783	$2,242	$776,654	$(533,905)

TOWER AUTOMOTIVE INC.
Consolidating Statements of Cash Flows for the Year Ended December 31, 2004
(Amounts in thousands)

				Non-Guarantor	Non-Guarantor
	R. J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(485,908)	$(533,905)	$(329,771)	$36,783	$2,242	$776,654	$(533,905)
Adjustments required to reconcile net income to net cash provided by (used in) operating activities
Goodwill Impairment charges	—	—	326,309	10,921	—	—	337,230
Non-cash restructuring charges, net	—	—	(6,276)	—	—	—	(6,276)
Depreciation and amortization	662	—	94,211	41,326	15,957	—	152,156
Deferred income tax provision (benefit)	128,966	21,716	38,234	(7,849)	(13,347)	—	167,720
Gain on sale of joint venture	(9,732)	—	—	—	—	—	(9,732)
Equity in earnings of joint ventures, net of tax	(13,370)	—	—	—	—	—	(13,370)
Changes in working capital and other operating items	885,334	(46,593)	(89,265)	(15,406)	23,521	(776,654)	(19,063)

Net cash provided by (used in) operating activities	505,952	(558,782)	33,442	65,775	28,373	—	74,760

INVESTING ACTIVITIES:
Capital expenditures, net	(4)	—	(147,101)	(42,705)	(21,116)	—	(210,926)
Net proceeds from divestitures of subsidiary and other	(581,963)	633,663	—	—	—	—	51,700
Acquisitions, including joint venture interests and earn out payments	—	—	—	—	(21,299)	—	(21,299)

Net cash provided by (used in) investing activities	(581,967)	633,663	(147,101)	(42,705)	(42,415)	—	(180,525)

FINANCING ACTIVITIES:
Proceeds from borrowings	429,009	125,000	1	7,901	51,874	—	613,785
Repayment of debt	(245,395)	(199,984)	(5,211)	(29,442)	(39,889)	—	(519,921)
Net proceeds from issuance of common stock	—	103	—	—	—	—	103

Net cash provided by (used for) financing activities	183,614	(74,881)	(5,210)	(21,541)	11,985	—	93,967

NET CHANGE IN CASH AND CASH EQUIVALENTS	107,599	—	(118,869)	1,529	(2,057)	—	(11,798)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	118,352	40,419	2,128	—	160,899

CASH AND CASH EQUIVALENTS, END OF PERIOD	$107,599	$—	$(517)	$41,948	$71	$—	$149,101

TOWER AUTOMOTIVE INC.
Consolidating Balance Sheets at December 31, 2003
(Amounts in thousands)

				Non-Guarantor	Non-Guarantor
	R. J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Assets

Current assets:
Cash and cash equivalents	$—	$—	$118,352	$40,419	$2,128	$—	$160,899
Accounts receivable	—	—	177,177	129,633	18,789	—	325,599
Inventories	—	—	73,760	44,876	11,368	—	130,004
Deferred income taxes, net	—	—	14,250	5,866	—	—	20,116
Prepaid tooling and other	—	—	39,849	41,445	10,368	—	91,662

Total current assets	—	—	423,388	262,239	42,653	—	728,280

Property, plant and equipment, net	—	—	642,240	288,430	125,203	—	1,055,873
Investments in joint ventures	247,756	—	—	377	—	—	248,133
Investments in and advances to (from) affiliates	891,056	847,598	(758,417)	(147,123)	(8,337)	(824,777)	—
Deferred income taxes, net	—	21,716	119,857	(3,406)	8,777	—	146,944
Goodwill	—	—	326,309	172,354	—	—	498,663
Other assets, net	14,881	7,096	82,162	37,574	26,803	—	168,516

	$1,153,693	$876,410	$835,539	$610,445	$195,099	$(824,777)	$2,846,409

Liabilities and Stockholders’ Investment

Current liabilities:
Current maturities of long-term debt and capital lease obligations	$—	$—	$3,622	$32,916	$63,059	$—	$99,597
Convertible subordinated notes	—	199,984	—	—	—	—	199,984
Accounts payable	—	—	399,319	114,333	42,384	—	556,036
Accrued liabilities	11,124	4,166	161,788	64,044	8,862	—	249,984

Total current liabilities	11,124	204,150	564,729	211,293	114,305	—	1,105,601

Long-term debt, net of current maturities	679,177	258,750	65,871	16,202	40,859	—	1,060,859
Obligations under capital leases, net of current maturities	—	—	—	40,054	2,744	—	42,798
Other noncurrent liabilities	—	—	180,827	34,431	8,383	—	223,641

Total noncurrent liabilities	679,177	258,750	246,698	90,687	51,986	—	1,327,298

Stockholders’ investment	463,392	413,510	24,112	308,465	28,808	(824,777)	413,510

	$1,153,693	$876,410	$835,539	$610,445	$195,099	$(824,777)	$2,846,409

TOWER AUTOMOTIVE INC.
Consolidating Statements of Operations for the Year Ended December 31, 2003
(Amounts in thousands )

				Non-Guarantor	Non-Guarantor
	R. J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$—	$1,883,907	$635,915	$295,927	$—	$2,815,749

Cost of sales	—	—	1,738,388	546,362	275,939	—	2,560,689

Gross profit	—	—	145,519	89,553	19,988	—	255,060

Selling, general and administrative expenses	—	—	110,362	39,004	6,134	—	155,500

Restructuring and asset impairment charges, net	—	—	152,079	5,453	—	—	157,532

Operating income (loss)	—	—	(116,922)	45,096	13,854	—	(57,972)

Interest expense (income), net	61,714	27,464	(9,425)	4,454	8,540	—	92,747

Income (loss) before provision for income taxes, equity in earnings of joint ventures and minority interest	(61,714)	(27,464)	(107,497)	40,642	5,314	—	(150,719)

Provision (benefit) for income taxes	(20,549)	(9,336)	(36,552)	13,819	1,807	—	(50,811)

Income (loss) before equity in earnings of joint ventures and minority interest	(41,165)	(18,128)	(70,945)	26,823	3,507	—	(99,908)

Write-down of joint venture investment to market value, net of tax	(27,436)	—	—	—	—	—	(27,436)
Equity earnings in joint ventures and subsidiaries, net of tax	(32,182)	(100,783)	—	—	—	146,263	13,298
Minority interest, net of tax	—	(5,764)	—	(4,865)	—	—	(10,629)

Net income (loss)	$(100,783)	$(124,675)	$(70,945)	$21,958	$3,507	$146,263	$(124,675)

TOWER AUTOMOTIVE INC.
Consolidating Statements of Cash Flows for the Year Ended December 31, 2003
(Amounts in thousands)

				Non-Guarantor	Non-Guarantor
	R. J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(100,783)	$(124,675)	$(70,945)	$21,958	$3,507	$146,263	$(124,675)
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities
Restructuring and asset impairment charges, net	—	—	151,868	3,882	—	—	155,750
Customer recovery related to program cancellation	—	—	15,600	—	—	—	15,600
Depreciation and amortization	—	—	103,919	32,266	15,013	—	151,198
Deferred income tax expense (benefit)	—	—	(37,088)	740	321	—	(36,027)
Write-down of joint venture investment to market value	27,436	—	—	—	—	—	27,436
Equity in earnings of joint ventures, net of tax	(13,298)	—	—	—	—	—	(13,298)
Changes in working capital and other operating items	3,727	(10,796)	34,083	48,751	6,852	(73,803)	8,814

Net cash provided by (used in) operating activities	(82,918)	(135,471)	197,437	107,597	25,693	72,460	184,798

INVESTING ACTIVITIES:
Capital expenditures, net	—	—	(139,880)	(63,185)	(27,061)	—	(230,126)
Acquisitions and other, net	(119,278)	134,801	65,440	—	—	(72,460)	8,503

Net cash provided by (used in) investing activities	(119,278)	134,801	(74,440)	(63,185)	(27,061)	(72,460)	(221,623)

FINANCING ACTIVITIES:
Proceeds from borrowings	1,564,234	—	1,834	55,146	43,353	—	1,664,567
Repayments of debt	(1,362,038)	—	(6,479)	(68,330)	(44,365)	—	(1,481,212)
Net proceeds from issuance of common stock	—	670	—	—	—	—	670

Net cash provided by (used for) financing activities	202,196	670	(4,645)	(13,184)	(1,012)	—	184,025

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	118,352	31,228	(2,380)	—	147,200
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	—	9,191	4,508	—	13,699

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$118,352	$40,419	$2,128	$—	$160,899

TOWER AUTOMOTIVE INC.
Consolidating Statements of Operations for the Year Ended December 31, 2002
(Amounts in thousands)

				Non-Guarantor	Non-Guarantor
	R. J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Revenues	$–	$–	$1,937,140	$543,235	$274,089	$–	$2,754,464

Cost of sales	–	–	1,759,587	451,264	245,529	–	2,456,380

Gross profit	–	–	177,553	91,971	28,560	–	298,084

Selling, general and administrative expenses	–	–	104,026	31,481	8,315	–	143,822

Restructuring and asset impairment charges, net	–	–	57,475	3,650	–	–	61,125

Operating income (loss)	–	–	16,052	56,840	20,245	–	93,137

Interest expense (income), net	45,369	11,302	653	14,209	(1,266)	–	70,267

Other expense (income)	1,993	–	946	(10,257)	8,370	–	1,052

Income (loss) before provision for income taxes, equity in earnings of joint ventures and minority interest	(47,362)	(11,302)	14,453	52,888	13,141	–	21,818

Provision (benefit) for income taxes	(16,577)	(3,956)	5,061	18,510	4,598	–	7,636

Income (loss) before equity in earnings of joint ventures and minority interest	(30,785)	(7,346)	9,392	34,378	8,543	–	14,182

Equity earnings in joint ventures and subsidiaries, net of tax	(48,121)	(78,906)	–	–	–	143,849	16,822

Minority interest, net of tax	–	(11,354)	–	(4,525)	55	–	(15,824)

Income (loss) before cumulative effect of accounting change	(78,906)	(97,606)	9,392	29,853	8,598	143,849	15,180

Cumulative effect of change in accounting principle, net of tax	–	–	–	(83,108)	(29,678)	–	(112,786)

Net income (loss)	$(78,906)	$(97,606)	$9,392	$(53,255)	$(21,080)	$143,849	$(97,606)

TOWER AUTOMOTIVE INC.
Consolidating Statements of Cash Flows for the Year Ended December 31, 2002
(Amounts in thousands)

				Non-Guarantor	Non-Guarantor
	R. J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(78,906)	$(97,606)	$9,392	$(53,255)	$(21,080)	$143,849	$(97,606)
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities
Cumulative effect of change in accounting principle	—	—	—	83,108	29,678	—	112,786
Restructuring and asset impairment charges, net	—	—	57,475	3,650	—	—	61,125
Depreciation and amortization	3,095	—	96,402	23,010	14,191	—	136,698
Deferred income tax expense (benefit)	—	—	(3,902)	15,107	(9,098)	—	2,107
Gain on sale of plant	—	—	—	—	(3,839)		(3,839)
Equity in earnings of joint ventures, net of tax	(16,822)	—	—	—	—	—	(16,822)
Changes in working capital and other operating items	283,863	(4,811)	(280,951)	26,857	(2,174)	(86,281)	(63,497)

Net cash provided by (used in) operating activities	191,230	(102,417)	(121,584)	98,477	7,678	57,568	130,952

INVESTING ACTIVITIES:
Capital expenditures, net	—	—	(96,176)	(44,960)	(17,828)	—	(158,964)
Acquisitions and other, net	(88,479)	(63,424)	168,702	(33)	4,004	(57,568)	(36,798)
Proceeds from sale of fixed assets	—	—	50,313	—	—	—	50,313

Net cash provided by (used in) investing activities	(88,479)	(63,424)	122,839	(44,993)	(13,824)	(57,568)	(145,449)

FINANCING ACTIVITIES:
Proceeds from borrowings	1,994,990	—	98	30,166	12,783	—	2,038,037

Repayments of debt	(2,097,741)	—	(3,797)	(89,605)	(6,306)	—	(2,197,449)

Net proceeds from issuance of stock	—	225,701	—	—	—	—	225,701
Payments for the repurchase of common stock	—	(59,860)	—	—	—	—	(59,860)

Net cash provided by (used for) financing activities	(102,751)	165,841	(3,699)	(59,439)	6,477	—	6,429

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	(2,444)	(5,955)	331	—	(8,068)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	2,444	15,146	4,177	—	21,767

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$—	$9,191	$4,508	$—	$13,699

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2004, the Company carried out the evaluation required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e).) Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2004 were not effective. To address the control weaknesses described below, the Company performed additional analysis and other post-closing procedures to ensure the Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the Company’s assessment and those criteria, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 as a result of material weaknesses in (a) internal controls surrounding accounting for income taxes and (b) internal controls to validate the appropriateness of discount rates utilized to record pension and other postretirement benefit liabilities.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting.

Internal Controls Surrounding Accounting for Pension and Other Postretirement Benefit Plans

The principal factor contributing to the material weakness in accounting for pension and other postretirement benefit plans related to the Company’s failure to appropriately support discount rates utilized to estimate the Company’s 2004 pension and postretirement benefit plan liabilities, as required by the Company’s policies. This material weakness was discovered during the year-end 2004 closing procedures in conjunction with the year-end audit of the Company’s financial statements.

This material weakness resulted in adjustments that were included in the Company’s consolidated financial statements for 2004 and were appropriately recorded in the fourth quarter of 2004, consistent with the Company’s policies regarding accounting for pension and postretirement benefit plan liabilities. If this material weakness is not remediated, it could result in a material misstatement of the Company’s pension and other postretirement benefit plan liabilities in the annual financial statements.

Internal Controls Surrounding Accounting for Income Taxes

The principal factors contributing to the material weakness in accounting for income taxes resulted from significant turnover in the global tax department during the fourth quarter of 2004 resulting in:

•	Lack of local tax law expertise or failure to engage local tax law expertise in certain non-U.S. locations to appropriately determine deferred tax assets and liabilities in accordance with Statement of Financial Accounting Standards (SFAS) No. 109;

•	Insufficient or ineffective review and approval practices with the tax and finance organizations resulting in the errors not being prevented or detected in a timely manner; and

•	Insufficient staffing in the global tax organization.

If not remediated, this material weaknesses could result in material misstatement of the income tax accounts that would result in a material misstatement to annual or interim financial statements that might not be prevented or detected.

The Company’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein.

Planned Remediation Efforts to Address Material Weakness

Management has designed control objectives and activities to address each of the material weaknesses described above.

Accounting for Pension and Other Postretirement Benefit Plans

Remediation plans include implementation of additional monitoring and oversight controls regarding the discount rate assumptions utilizing the demographic information of the Company’s population prior to completing the valuation of pension and other postretirement benefit plan liabilities.

Accounting for Income Taxes

The Company is implementing enhancements to its internal control over financial reporting to remediate the material weakness in its accounting for income taxes. These steps include:

•	Additional staffing in the Company’s Tax Department to provide oversight over accounting for income taxes performed by the Company’s finance department as well as other actions to strengthen the income tax accounting function within the tax organization, including the hiring of a new Global Tax Director.

•	The Company, in conjunction with external advisors, has completed a review of all significant income tax related accounts on the balance sheet including a review of income tax accounting in non-U.S. locations.

•	The Company is implementing definitive policies and procedures for detailed documentation and reconciliations supporting income tax accounts in non-U.S. locations including oversight and review by the Global Tax Director.

•	The Company will develop comprehensive income tax accounting training programs for certain non-U.S. tax personnel.

•	The Company will enhance internal audit procedures surrounding accounting for income taxes.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors

     The following table sets forth certain information with respect to the Company’s directors as of June 1, 2005:

Name	Age	Position
S.A. (Tony) Johnson	65	Chairman
Anthony G. Fernandes	59	Director
Juergen M. Geissinger	45	Director
Ali Jenab	42	Director
Kathleen A. Ligocki	48	Director, President and CEO
F. Joseph Loughrey	55	Director
James R. Lozelle	59	Director
Georgia R. Nelson	55	Director

S. A. (Tony) Johnson has served as Chairman and as a Director since April 1993. Mr. Johnson is the founder of Hidden Creek Industries (“Hidden Creek”), which was a private industrial management company based in Minneapolis, MN. In the past Hidden Creek has provided certain management and other services to Tower Automotive. Prior to forming Hidden Creek, Mr. Johnson served from 1985 to 1989 as Chief Operating Officer of Pentair, Inc., a diversified industrial company. From 1981 to 1985, Mr. Johnson was President and Chief Executive Officer of Onan Corp., a diversified manufacturer of electrical generating equipment and engines for commercial, defense and industrial markets. Mr. Johnson served as a director of Dura Automotive Systems, Inc., a manufacturer of mechanical assemblies and integrated systems for the automotive industry, from 1990 to 2004 and served as Chairman and a director of Automotive Industries Holding, Inc., a supplier of automotive interior trim components, from May 1990 until its sale to Lear Corporation in August 1995. Mr. Johnson currently serves as a director of Commercial Vehicle Group, Inc., J.L. French Automotive Castings, Inc. and Cooper-Standard Automotive, Inc., each of which is in the automotive supply industry.

Anthony G. Fernandes has served as a Director since 2003. Mr. Fernandes, who is retired, was Chairman, Chief Executive Officer and President of Philip Services Corporation, an industrial services and integrated metals recovery company, from 1999 to 2002. Prior to joining Philip Services, Mr. Fernandes worked at Atlantic Richfield Company for more than 30 years, including from 1994 to 1999 as Executive Vice President and director, and, from 1987 to 1990, as Corporate Controller. In addition, from 1997 to 1998, he was chairman of ARCO Chemical, a publicly traded company owned 80% by Atlantic Richfield. Mr. Fernandes is a director of Baker Hughes Corporation, Cytec Industries, Inc. and Black and Veatch.

Juergen M. Geissinger has served as a Director since May 2000. Dr. Geissinger has served as President and Chief Executive Officer of INA Holding Schaeffler KG, a global manufacturer of bearings, linear guidance systems, automotive transmissions and engine systems since November 1998. From 1992 to October 1998, Dr. Geissinger served in various positions at ITT Automotive, most recently as Senior Vice President, with responsibility for the Brakes and Chassis Engineering Division worldwide.

Ali Jenab has served as a Director since January 2001. Mr. Jenab is the President and Chief Executive Officer of VA Software Corporation. From February 2001 until July 2003, he served as its Chief Operating Officer. From August 2000 until February 2001, Mr. Jenab served as that company’s Senior Vice President and General Manager, Systems Division. From 1983 through August 2000, Mr. Jenab held various positions at Amdahl Corporation, a provider of high-end integrated computing solutions.

Kathleen A. Ligocki has served as President and Chief Executive Officer of the Company since August 2003. Ms. Ligocki joined the Company from Ford Motor Company, where she had most recently served as a corporate officer and Vice President, Ford Customer Service Division. During her five year tenure at Ford, Ms. Ligocki held various other positions, including President and CEO, Ford of Mexico, Vice President, North American Marketing and Director of Business Strategy. From 1994 to 1998, Ms. Ligocki worked for United Technologies Corporation, initially at Carrier Corporation as the Director of Manufacturing and Purchasing in Paris, France, subsequently at UT Automotive as the Vice President of Worldwide Sales and as the Vice President of the Motors Division. Ms. Ligocki is a director of Ashland Inc., a diversified specialty chemical company since July 2004.

F. Joseph Loughrey has served as a Director since November 1994. Mr. Loughrey is the President and Chief Operating Officer of Cummins, Inc., the world’s leader in the manufacture of large diesel engines. Mr. Loughrey joined Cummins in 1974. Mr. Loughrey served as Executive Vice President and Group President – Industrial and Chief Technical Officer from 1996 to 1999. and as President –Engine Business from 1999 to 2005. Mr. Loughrey serves as a director of Sauer-Danfoss, Inc., a worldwide leader in the design, manufacture and sale of engineered hydraulic systems and components and was recently named to the Board of Cummins, Inc.

James R. Lozelle has served as a Director since May 1994. Mr. Lozelle, who is retired, served as Executive Vice President for Tower, with responsibility for the Company’s operations in Milwaukee, Wisconsin and Roanoke, Virginia, from April 1997 to January 1999. From the acquisition of Edgewood Tool and Manufacturing Company (“Edgewood”) in May 1994 until March 1997, Mr. Lozelle served at the Tower Automotive Technical Centers, with responsibility for advanced product development and customer service. Mr. Lozelle served as President of Edgewood from 1982 until it was acquired by Tower Automotive.

Georgia R. Nelson has served as a Director since May 2001. Ms. Nelson has served as the President and Chief Executive Officer of PTI Resources, LLC. since June 2005. Prior to June 2005, Ms. Nelson served as President of Midwest Generation EME, LLC, a wholesale power generator, an Edison International company since it was established in 1999 as a subsidiary of Edison Mission Energy. Ms. Nelson also served as General Manager of Edison Mission Energy – Americas, a global independent power operating, development and trading company. From 1996 to 1999, Ms. Nelson was Senior Vice President of Worldwide Operations and Division President of the Americas region of Edison Mission Energy. From 1993 to 1996, she served as Senior Vice President of Southern California Edison, a large U.S. electric utility. Ms. Nelson is a director of Cummins, Inc.

The above mentioned individuals are elected for one year terms, or until their successors are duly elected and have qualified, or until their earlier death, resignation or removal. Due to the Company’s Chapter 11 filing, the Company has not held the Company’s 2005 annual meeting of stockholders, and the Company has no current plans to hold such a meeting. The Company’s directors were last elected at the Company’s annual meeting of stockholders held on May 20, 2004.

Executive Officers

The following table sets forth certain information with respect to the Company’s executive officers as of April 1, 2005:

Name	Age	Position
Kathleen A. Ligocki	48	President and Chief Executive Officer and Director
James A. Mallak	49	Chief Financial Officer and Treasurer
Bill Pumphrey	45	President, North America
Gyula Meleghy	49	President, Europe and South American
Vincent Pairet	42	President, Asia
Terry Gohl	43	Senior Vice President, North American Operations
Jeffrey L. Kersten	37	Senior Vice President, Strategy and Business Development
Kathy J. Johnston	47	Senior Vice President, Purchasing and Manufacturing Strategy
Sharon Wenzl	46	Senior Vice President, Human Resources and Communications
Thomas Werle	46	Senior Vice President, Technology

Kathleen A. Ligocki. See Directors above.

James A. Mallak has served as Chief Financial Officer and Treasurer of the Company since January 2004. From 2001 to 2003, Mr. Mallak served as the Executive Vice President and Chief Financial Officer of Textron Fastening Systems, a division of Textron Inc. From 1999 to 2001, Mr. Mallak served as Executive Vice President and CFO of Textron Automotive Company. Mr. Mallak is also responsible for the Company’s Information Technology operations.

Bill Pumphrey has served as Vice President of the Company since January 2005 with responsibility for our North America operations. Prior to joining the Company, he served as President of the Asia Pacific Division of Lear Corporation (“Lear”) from 2003 to 2004. In 2003, he served as President, DaimlerChrysler Division of Lear. He also served Lear as President, Ford Europe Division in 2002. From 1999, to 2001, Mr. Pumphrey was Lear’s President, Electronics and Electrical Division.

Gyula Meleghy has served as Vice President of the Company since August 2004 with responsibility for the Company’s European and South American Operations. In the years prior to assuming this role, Dr. Meleghy served in the roles of Chief Operating Officer, and Vice President, Customer Service. Prior to joining the Company in 2000, Dr. Meleghy served as Managing Director of the German company, Dr. Meleghy & Co., a European diversified group of operations in the tool and die, stamping and component industry.

Vincent Pairet has served as Vice President of the Company since September 2002 with responsibility for the Company’s Asian strategy. From 2000 to 2002, Mr. Pairet was based in Tokyo, Japan, as President of INERGY Automotive Systems, a joint venture between Solvay and Plastic-Omnium. From 1998 to 2000, Mr. Pairet was President of Solvay Automotive Asia and from 1987 to 1998, Mr. Pairet held various general management, marketing and business development positions within the Solvay Group in Belgium and the United States.

Terry Gohl has served as Vice President, North American Operations for the Company since August 2004. Mr. Gohl was with Lear Corporation from 1994 to 2004. He was most recently responsible for Lear’s North American Operations, which included oversight for 26 manufacturing locations with revenues of $2.1 billion.

Kathy J. Johnston has served as Vice President of the Company since June 2000 with current responsibility for global purchasing and manufacturing strategy and previous responsibility for enterprise strategy and commercial development. From 1997 to 2000, Ms. Johnston served as Vice President Planning and Business Development at TRW Automotive in Cleveland, Ohio. From 1981 to 1997, Ms. Johnston served in finance, sales and marketing, purchasing, operations and strategic planning roles at TRW’s Vehicle Safety Systems group in Detroit, Michigan.

Jeffrey L. Kersten has served as Vice President of the Company since December 2003 with current responsibility for the Company’s enterprise strategy and business development. Mr. Kersten had served as the Company’s European finance leader from January 2001 until November 2003. Prior to 2001, Mr. Kersten served in various finance roles after joining the Company in January 1997.

Sharon Wenzl has served as Vice President of the Company since June 2004 with responsibility for Global Human Resources and Communications. From 1991 to 2004, Ms. Wenzl was with Freudenberg-NOK, where she was most recently Vice President, Human Resources and Communications.

Thomas Werle has served as Vice President of the Company since December 2003, with current responsibility for the Company’s global technology strategy. Dr. Werle has served on the Company’s European leadership team since 2000. From 1995 to 2000, Dr. Werle served as Managing Director of the German company Dr. Meleghy GmbH & Co., a European diversified group of operations in the tool and die, stamping and component industry.

The above listed individuals are appointed annually to their respective offices to hold office until their successors are duly appointed and have qualified, or until their earlier death, resignation or removal.

Family Relationships

There are no family relationships between or among any of our directors and executive officers.

Code of Business Conduct and Ethics and Code of Ethics for Senior Financial Officers

The Company’s Board has also adopted a Code of Business Conduct and Ethics that applies to all of the Company’s colleagues, officers and directors. In addition, the Company’s Board adopted a Code of Ethics for Senior Financial Officers, which includes the Company’s principal executive officer, principal financial officer and controller. Each of these codes are posted on the Company’s website and copies of these codes are filed as exhibits to this Form 10-K. Any changes to or waivers of either code will be disclosed on the Company’s website.

Executive Committee

The Executive Committee consists of S.A. Johnson (Chairman), Kathleen Ligocki and James R. Lozelle. The Executive Committee has the authority and responsibility to approve quotes on new programs involving capital expenditures within certain, predetermined thresholds. This committee also has such other duties and responsibilities that may be specifically assigned to that Committee by the Board, subject to any specific limitations imposed by law or the Board of Directors.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of Georgia Nelson (Chairperson), F. Joseph Loughrey, James R. Lozelle and Anthony Fernandes. This Committee is responsible for assisting the Board in recommending qualifications and standards to serve as a director of the Company’s Company, identifying and recommending individuals qualified to become one of the Company’s directors and developing, recommending and reviewing corporate governance standards and policies.

Audit Committee and Audit Committee Financial Expert

The Company’s Audit Committee consists of Anthony Fernandes (Chairman), James R. Lozelle and Ali Jenab. Each member of the Committee qualifies as an “Independent Director” as such term is used in Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act. Mr. Fernandes is qualified as an “audit committee financial expert” within the meaning of SEC regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the NYSE listing standards. The primary function of this Committee is to assist the Board by overseeing (1) the quality and integrity of the Company’s accounting, auditing and reporting practices, (2) the performance of the Company’s internal audit function and independent auditor, and (3) the Company’s disclosure controls and system of internal controls regarding finance, accounting, legal compliance, and ethics that management and the Board of Directors have established. The Committee is also responsible to appoint the independent public accountants to audit the Company’s financial statements. The full responsibilities of the Committee are set forth in its Audit Committee Charter (a copy of which is filed as an exhibit to this Form 10-K), which was amended and restated by the Board of Directors on February 18, 2004. The Audit Committee met 17 times during 2004.

Compensation Committee

The Compensation Committee consists of F. Joseph Loughrey (Chairman), Juergen M. Geissinger, Ali Jenab, and Georgia Nelson. During 2004, the Compensation Committee made recommendations to the Board of Directors with respect to salaries, compensation and benefits of the Company’s directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the “SEC”). Officers, directors, and greater than 10% beneficial owners also are required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, the Company believe that during the period from January 1, 2004 through December 31, 2004, all Section 16(a) filing requirements applicable to the Company’s officers, directors, and greater than 10% beneficial owners were complied with, except for one late report each by Mr. Gohl, Mr. Meleghy and Ms. Wenzl reporting their initial ownership of the Company’s common stock in connection with their respective appointments as officers of the Company.

Legal Proceedings

On February 2, 2005, Tower Automotive, Inc. and its U.S. subsidiaries filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Consequently, individuals who were or are executive officers of Tower Automotive, Inc. have been associated with a corporation that filed a petition under federal bankruptcy laws.

Following the above-referenced filing, certain claims were filed against certain current and former officers and directors of Tower Automotive, Inc., alleging various (1) violations of the federal securities laws (the “Securities Claims”), and (2) breaches of fiduciary duties to the Company’s various retirement plans and participants attributable to the plans’ investment in the common stock of Tower Automotive, Inc. (the “ERISA Claims”). The Securities Claims and ERISA Claims are pending in federal court in the Southern District of New York.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth compensation packages for the years ended December 31, 2004, 2003, and 2002 for the persons who served as the Company’s chief executive officer and the four other most highly compensated executive officers and a former Vice President who served in such position for a portion of 2004 (the “Named Executive Officers”).

		ANNUAL COMPENSATION					LONG-TERM COMPENSATION
					Other Annual		Restricted		Options		All Other
Name and		Salary	Bonus		Compensation		Stock Awards		Granted	LTIP	Compensation
Principal Position	Year	($)(1)	($)(2)		($)		($)		(#)(3)	Payouts(4)	($)(5)

Kathleen Ligocki	2004	700,000	250,000	(2)	0		254,800	(7)	0	0	4,135
President and Chief	2003	291,667	0		0		395,000	(8)	0	0	681
Executive Officer (6)	2002	0	0		0		0		0	0	0

James A. Mallak	2004	361,932	0		0		461,200	(7)	45,000	0	7,649
Chief Financial	2003	0	0		0		0		0	0	0
Officer and Treasurer(9)	2002	0	0		0		0		0	0	0

Tom G. Pitser(10)	2004	$349,500	39,828		0		25,480	(7)	20,000	201,265	$18,812
	2003	332,968	0		0		22,120	(11)	17,500	79,160	21,199
	2002	271,667	205,000		0		0		35,000	56,527	20,372

Gyula Meleghy	2004	242,777	190,968		0				15,000	0	687
Vice President	2003	209,055	190,278		0		00		15,000	0	0
	2002	168,735	158,401		0		0		0	0	0

Kathy Johnston	2004	279,750	107,385		82,863	(12)	21,840	(7)	15,000	290,093	14,010
Vice President	2003	255,000	0		14,802		15,800	(11)	12,500	25,000	17,690
	2002	244,375	124,500		0		0		20,000	0	18,589

Thomas Werle	2004	295,507	190,968		0		21,840	(7)	15,000	0	958
Vice President	2003	209,055	190,278		0		18,960	(11)	10,000	0	9,980
	2002	168,735	158,401		0		0		10,000	0	13,372

(1)	Includes amounts deferred by employees under the Company’s 401(k) employee savings plan, pursuant to Section 401(k) of the Internal Revenue Code.

(2)	Represents amounts earned under the Company’s annual bonus plan, but excludes amounts foregone at the election of the Named Executive Officer and payable in shares of the Company’s Common Stock under the Company’s Key Leadership Deferred Income Stock Purchase Plan (“DISPP”). Includes, for Ms. Ligocki, bonus payable in connection with her employment with the Company.

(3)	The options vest ratably over four years commencing with the first anniversary of the grant date.

(4)	Represents payout for performance under the Long-Term Performance Cash Plan for the 2001-2002 period, but excludes amounts earned but deferred under the Company’s DISPP, payable solely in shares of the Company’s Common Stock. Fifty percent of any bonus for the above-mentioned period was payable in 2003, and the balance was payable in 2004. Also includes the value of the Company’s shares of Common Stock distributed under the Company’s DISPP, based upon the fair market value of the Company’s Common Stock on the date of distribution.

(5)	The amounts disclosed in this column include: (a) amounts contributed to the Company’s 401(k) plan and supplement retirement plan, and (b) dollar value of premiums paid by us for term life insurance on behalf of the named executive officers as follows:

			2004	2003	2002
			($)	($)	($)

K. Ligocki	(a	)	0	0	0
	(b	)	4,135	681	0
J. Mallak	(a	)	5,833	0	0
	(b	)	1,816	0	0
T. Pitser	(a	)	15,740	20,200	19,467
	(b	)	3,072	999	905
G. Meleghy	(a	)	0	0	0
	(b	)	687	0	0
K. Johnston	(a	)	12,411	16,840	17,775
	(b	)	1,599	850	814
T. Werle	(a	)	0	0	0
	(b	)	958	0	0

(6)	Ms. Ligocki became the Company’s CEO on August 18, 2003.

(7)	Represents the grant of 70,000, 10,000, 7,000, 7,000, 6,000 and 6,000 shares of the Company’s Common Stock to Ms. Ligocki, Mr. Mallak, Mr. Pitser, Dr. Meleghy, Ms. Johnston and Mr. Werle, respectively, under the Company’s Long-Term Incentive Plan, as of May 20, 2004 (based upon the fair market value of the Company’s stock of $3.64 on that date). Subject to certain pro rata vesting due to termination for death, disability and retirement, the shares vest on the third anniversary of the grant date. As of December 31, 2004, the value of these restricted shares owned by the foregoing executives was $167,300, $23,900, $16,730, $16,730, $14,340 and $14,340, respectively, based on the value of the Company’s stock on that date ($2.39 per share). Holders of restricted stock are entitled to vote the shares and to receive dividends thereon prior to the date of vesting. The value for Mr. Mallak also represents the grant of 60,000 shares of the Company’s Common Stock under the above-referenced plan as of January 5, 2004 (based upon the fair market value of the Company’s stock of $7.08 per share on that date). These shares vest at the rate of 33% of the shares granted on each anniversary of the date of grant. As of December 31, 2004, the value of these shares, based upon the value of the Company’s stock on that date ($2.39) was $143,400

(8)	Represents the grant of 100,000 shares of the Company’s Common Stock to Ms. Ligocki under the Company’s Long-Term Incentive Plan, based upon the fair market value of the Company’s stock ($3.95) on August 18, 2003, the date of grant. The shares vest at the rate of 50% of the shares granted on the first and second anniversary of the grant date. As of December 31, 2004, the value of these shares, based upon the value of the Company’s stock on that date ($2.39) was $239,000.

(9)	Mr. Mallak became the Company’s CFO on January 5, 2004.

(10)	(Mr. Pitser’s employment as an officer of the Company terminated as of November 12, 2004.

(11)	Represents the grant of 7,000, 5,000 and 6,000 shares of restricted stock to Mr. Pitser, Ms. Johnston and Mr. Werle, respectively, under the Company’s Long-Term Incentive Plan, based on the fair market value of the Company’s stock of $3.16 on the grant date. Subject to certain pro rata vesting due to termination for death, disability and retirement, the shares vest on the third anniversary of the grant date. As of December 31, 2004, the value of these restricted shares owned by the foregoing executives was $16,730, $11,950 and $14,340, respectively, based upon the value of the Company’s stock on that date ($2.39 per share). Holders of restricted stock are entitled to vote the shares and to receive dividends thereon prior to the date of vesting.

(12)	Represents relocation payments made on Ms. Johnston’s behalf of $64,154, vehicle allowance of $12,000 and other taxable fringe benefits of $6,709.

Option Grant Table

The following table provides information on all grants of options to acquire shares of the Company’s Common Stock to the Named Executive Officers during 2004.

	Number of					Potential Realizable
	Securities	% of Total				Value at Assumed
	Underlying	Options				Annual Rates of
	Options	Granted to	Exercise			Stock Price Appreciation
	Granted	Employees in	Price		Expiration	for Option Term(2)
Name	(#)(1)	Fiscal Year	(Per Share)		Date	5%	10%

K. Ligocki	0	—	—		—	N/A	N/A

J. Mallak	45,000	5.2		(3)	(3)	N/A	N/A

T. Pitser	20,000	2.3	$3.64		5/20/14	N/A	N/A

G. Meleghy	12,500	1.7	$3.64		5/20/14	N/A	N/A

K. Johnston	15,000	1.7	$3.64		5/20/14	N/A	N/A

T. Werle	15,000	1.7	$3.64		5/20/14	N/A	N/A

(1)	These options vest ratably over four years commencing one year from the date of grant.

(2)	Not applicable. On February 2, 2005, Tower Automotive, Inc. and its U.S. subsidiaries filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

(3)	Represents options to purchase 20,000 shares at $7.08 per share and expiring on January 14, 2014, and options to purchase 25,000 shares at $3.64 per share and expiring on May 20, 2014 .

Option Exercises and Year-End Value Table

The following table provides information on the exercise of stock options during 2004 by the Named Executive Officers and the aggregate number and value of unexercised options held by each Named Executive Officer, as of December 31, 2004.

Aggregated Option Exercises in Last Fiscal
Year and Year-End Option Values

				Number of	Value of
				Unexercised	Unexercised In-the-
				Options at	Money Options
				Year-End(#)	Year-End($)
	Shares Acquired	Value		Exercisable/	Exercisable/
Name	on Exercise	Realized($)		Unexercisable	Unexercisable(2)

K. Ligocki	0	N/A	(1)	0/0	0/0

J. Mallak	0	N/A	(1)	0/45,000	0/0

T. Pitser	0	N/A	(1)	103,375/0	0/0

G. Meleghy	0	N/A	(1)	25,000/27,500	0/0

K. Johnston	0	N/A	(1)	83,750/38,750	0/0

T. Werle	0	N/A	(1)	25,000/30,000	0/0

(1)	Not Applicable.

(2)	On February 2, 2005, Tower Automotive, Inc. and its U.S. subsidiaries filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

Chief Executive Officer Compensation

Ms. Kathleen Ligocki became the Company’s Chief Executive Officer on August 18, 2003. Ms. Ligocki has a Change in Control Agreement, comparable to those offered to the Company’s other executive officers, providing a cash payout of three times salary if she becomes entitled to a payout under the terms of the Agreement. In addition, Ms. Ligocki’s agreement provides that if her employment is terminated within three years from date of hire for any reason other than “cause,” she will receive a severance equal to one year of base salary plus an annual bonus equal to her target award under the annual incentive plan. Neither Ms. Ligocki nor any of the other executive officers have an employment agreement with the Company.

Change in Control Agreements

The Company has entered into Change in Control Agreements with certain key colleagues, including the Named Executive Officers. These agreements provide severance benefits if an individual’s employment is terminated within 36 months after change in control, or within six months before change in control. For purposes of these agreements, a “change in control” is any occurrence of a nature that is reportable as such under applicable proxy rules of the SEC, and would include, without limitation, the acquisition of the actual ownership of 20% or more of the Company’s voting securities by any person and that person directs or controls management or causes any material change in the composition of the Company’s Board of Directors, certain changes in the composition of the Company’s Board of Directors, or a merger and consolidation in which the Company are not the surviving entity, or the Company’s sale or liquidation. A “change in control” does not include the filing by Tower Automotive, Inc. and its U.S. subsidiaries of the voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

Benefits under these agreements are not payable if the Company terminates an individual’s employment for cause, if employment terminates due to the individual’s death or disability, or the individual resigns without “good reason.” A colleague may resign with “good reason” after a change in control and retain benefits if the Company reduces the individual’s salary or bonus, assigns duties inconsistent with the colleague’s prior position, or makes other material, adverse changes in the terms or conditions of the colleague’s employment. The agreements are on self-renewing terms of one year each, unless the Company takes action to terminate further extensions at least six months prior to the annual expiration date. These agreements provide severance benefits of salary for up to three years and bonus and a continuation of benefits for up to three years.

These Change in Control Agreements have been approved in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).

Key Employee Retention Plan Agreements

On March 30, 2005, the Bankruptcy Court entered an order approving the execution and implementation by the Company of Key Employee Retention Plan Agreements (the “KERP Agreements”) with certain of its key employees. The Company entered into KERP Agreements with a total of 106 employees, including the executive officers. All KERP Agreements were executed by April 15, 2005.

The KERP Agreements were designed to ensure the continued contributions of key employees during the pendency of the Company’s Chapter 11 bankruptcy proceedings. Under each KERP Agreement, the Company agreed to pay the applicable employee a retention incentive. The total amount of the retention incentive (which varies by employee from 40% to 110% of base salary) is payable in four installments of 25% each, conditioned upon the employee’s continued employment by the Company through each of the scheduled payment dates.

Pursuant to each KERP Agreement, if the employee’s employment by the Company is voluntarily terminated by the employee (other than upon retirement) or is terminated by the Company for cause (as defined in the KERP Agreement) prior to a scheduled payment date, the employee forfeits all unpaid amounts of the retention incentive. If an employee’s employment by the Company is terminated by the Company other than for cause or is terminated as a result of retirement, disability or death, the Company is obligated to pay the employee (or his or her estate) a prorated portion of the unpaid amount of the retention incentive, based upon the date of termination of employment. The KERP Agreements are substantially identical to each other.

Compensation of Directors

For service in 2004, non-employee directors (“Outside Directors”) each received an annual retainer of $75,000. Board compensation for 2005 remains unchanged. The Chairman of the Audit Committee receives additional compensation in the amount of $10,000, and the Chairman of the Compensation Committee and the Chairman of the Nominating and Corporate Governance Committee each receive additional compensation in the amount of $5,000. No additional fees are paid to directors for attendance at Board meetings. During 2004, all, none, or a portion of the retainer, but in increments of not less than 25%, were allowed be deferred under the Company’s Director Deferred Stock Purchase Plan. Deferred amounts are payable only in shares of the Company’s common stock. The issuance of shares of the Company’s common stock under the Plan was suspended as of February 2, 2005, the date Tower Automotive, Inc. and its U.S. subsidiaries filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. In addition, the Company paid Mr. Johnson an annual fee of $202,634 for his services as Chairman of the Board, and reimbursed him approximately $92,911 for office and travel expenses.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Unless otherwise noted, the following table sets forth certain information regarding ownership of common stock as of May 31, 2005, by (i) the beneficial owners of more than 5% of the Company’s common stock, (ii) each director and named executive officer, and (iii) all of the Company’s directors and executive officers as a group. To the Company’s knowledge, each of such stockholders has sole voting and investment power as to the shares shown unless otherwise noted. Beneficial ownership of the common stock listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Securities Exchange Act of 1934.

	Beneficial Ownership of
	Common Stock(1)
	Number of	Percent of
Directors, Officers and 5% Stockholders	Shares	Class

Kathleen Ligocki	135,475	*
James A. Mallak	78,250	*
Tom G. Pitser	199,753	*
Kathy Johnston	125,175	*
Thomas Werle	42,250	*
Gyula Meleghy	25,000	*
Anthony G. Fernandes	58,403	*
Juergen M. Geissinger(2)	32,676	*
Ali Jenab(2)	22,813	*
S. A. Johnson(2)	351,247	*
F. Joseph Loughrey(2)	92,361	*
James R. Lozelle(2)	313,429	*
Georgia Nelson(2)	76,336	*
Barclays Global Investors NA(3)	3,590,706	6.1%
Dimensional Funds Advisors, Inc. (4)	4,513,487	7.7%
FMR Corp(5)	5,809,400	9.9%
Morgan Stanley(6)	7,265,995	12.4%
Missouri Valley Partners, Inc.(7)	3,496,728	6.0%
New York Life Trust Company(8)	4,551,493	7.7%
Strong Capital Management, Inc.(9)	3,176,219	5.4%
All Directors and executive officers as a group (17 persons)

*	Less than one percent.

(1)	The number of shares includes shares that may be purchased under options that are exercisable in 60 days. The percent of class is calculated based on the number of shares outstanding plus such option shares.

(2)	Includes the following number of shares issuable as deferred compensation for the following individuals: Mr. Pitser – 4,885; Ms. Johnston – 26,124; Mr. Pairet 17,653 ; Mr. Fernandes – 58,403; Dr. Geissinger – 32,676; Mr. Jenab – 18,777 ; Mr. Johnson – 35,637 ; Mr. Loughrey – 20,153; Mr. Lozelle – 1,945 and Ms. Nelson – 76,336.

(3)	Barclays Global Investors, NA, on behalf of itself and its affiliates reported as of February 14, 2005, sole voting power with respect to 3,286,649 and sole dispositive power with respect to 3,590,706 shares of Common Stock. The address for Barclays Global Investors, NA is 45 Fremont Street, San Francisco, California 94105.

(4)	Dimensional Fund Advisors, Inc. reported as of February 9, 2005, sole voting and dispositive power with respect to 4,513,487 shares of Common Stock. The address for Dimensional Fund Advisors, Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(5)	FMR Corp reported as of February 14, 2005, sole dispositive power with respect to 5,809,400 shares of Common Stock. The address for FMR Corp is 82 Devonshire Street, Boston, Massachusetts 02109.

(6)	Morgan Stanley on behalf of itself and its affiliates reported as of February 15, 2005, sole voting and dispositive power with respect to 7,260,985 shares of Common Stock and shared voting and dispositive power with respect to 5,010 shares of Common Stock. The address of Morgan Stanley is 1585 Broadway, New York, New York 10036.

(7)	Missouri Valley Partners, Inc. reported as of January 12, 2005, sole voting and dispositive power over 2,630,358 shares and 3,496,728 shares, respectively. The address of Missouri Valley Partners, Inc. is 135 North Merramec, Suite 500, St. Louis, Missouri 63105.

(8)	New York Life Trust Company in its capacity as directed trustee of various Company plans, reported as of February 15, 2005 sole voting and sole dispositive power over 4,551,493 shares. The address of New York Life Trust Company is 51 Madison Avenue, New York, New York, 10010.

(8)	Strong Capital Management, Inc. reported as of February 11, 2005, sole voting and dispositive power with respect t3,176,219 shares of Common Stock. The address of Strong Capital Management, Inc. is 100 Heritage Reserve, Menominee Falls, Wisconsin 53051.

The Company maintains certain stock option plans under which common stock is authorized for issuance to employees and directors, including the Company’s 1994 Key Employee Stock Option Plan, 1999 Long-Term Incentive Plan, and Independent Director Stock Option Plan. In addition, the Company maintains certain stock purchase plans, which include the Employee Stock Purchase Plan, Director Deferred Income Stock Purchase Plan, and Key Leadership Deferred Income Stock Purchase Plan.

The following table sets forth certain information regarding the above referenced equity compensation plans as of December 31, 2004.

Equity Compensation Plan Information

(c)
Number of securities
	(a)		(b)		remaining available
	Number of securities		Weighted-average		for future issuance
	to be issued upon		exercise price of		under equity
	exercise of		outstanding		compensation plans
	outstanding options,		options,		(excluding securities
Plan Category	warrants and rights(1)		warrants and rights		reflected in column (a)
Equity compensation plans approved by security holders (3)	2,554,241	(1)	$11.08	(1)	2,533,707	(2)

Equity compensation plans not approved by security holders	—		—		—

Total	2,554,241		$11.08		2,533,707

(1)	Consists of 157,200 shares under the 1994 Key Employee Stock Option Plan, 2,296,841 shares under the 1999 Long-Term Incentive Plan and 100,200 under the Independent Director Stock Option Plan.

(2)	Consists of 1,114,400 shares under the 1994 Key Employee Stock Option Plan, 1,334,507 shares under the 1999 Long-Term Incentive Plan and 84,800 shares under the Independent Stock Option Plan.

(3)	Excludes the Company’s stock purchase plans.

Item 13. Certain Relationships and Related Transactions.

The Company made pension payments of approximately $255,000 in 2004, $231,000 in 2003 and $192,000 in 2002 to the mother of Gyula Meleghy, an executive officer of the Company, in connection with the acquisition by the Company of Dr. Meleghy & Co GmbH. Also, the Company purchased certain services from a business owned by his wife totaling approximately $103,000 in 2004 and $71,000 in 2003.

Item 14. Principal Accounting Fees and Services.

The Audit Committee of the Company’s Board of Directors appointed Deloitte & Touche LLP as principal independent auditors to examine the consolidated financial statements of Tower Automotive, Inc. and its consolidated subsidiaries for 2004 and 2003. The following table displays the aggregate fees billed to us for the years ended December 31, 2004 and 2003, by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates.

	2004	2003
1. Audit Fees	$3,325,339	$1,556,006
2. Audit Related Fees (a)	288,448	125,462
3. Tax Fees (b)	565,193	821,645
4. All Other Fees	—	—

(a)	Includes fees for (1) financial accounting and reporting consultations on proposed transactions, and (2) advisory and internal accounting control-related services related to the implementation of Section 404 of the Sarbanes-Oxley Act.

(b)	Consists primarily of fees paid for tax compliance and tax planning services. This category includes services regarding sales and use, property and other tax return assistance, assistance with tax return filings in certain foreign jurisdictions, assistance with tax audits and appeals, preparation of expatriate tax returns, and general U.S. and foreign tax advice.

The Company’s Audit Committee adopted a policy regarding the approval of audit and permissible non-audit services provided by the Company’s independent auditor. A copy of that policy is available on the Company’s website. The policy requires specific approval by the committee of audit, audit related and other permissible services. The policy authorizes the Committee to delegate to one or more of its members pre-approval authority with respect to permitted services. All of the fees listed above were approved by the Company’s Audit Committee under this policy.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents Filed as Part of this Form 10-K.

(1) Financial Statements:

Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2004 and 2003
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Stockholders’ Investment for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules:

Financial Statement Schedule I – Condensed Financial Information of Registrant

Financial Statement Schedule II – Valuation and Qualifying Accounts
Separate Financial Statements of Significant Equity Method Investee

(b) Exhibits:

Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended by the Certificate of Amendment to Certificate of Incorporated, dated June 2, 1997, incorporated by reference to the Registrant’s Form S-3 Registration Statement (Registration No. 333-38827), filed under the Securities Act of 1933 (the “S-3”)	*

3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Company’s Form S-1 Registration Statement (Registration No. 333-80320) (the “S-1”).	*

4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 of the S-1.	*

4.2	Euro Indenture, dated July 25, 2000, by and among R.J. Tower Corporation, certain of its affiliates and United States Trust Company of New York, as trustee (including the form of notes), incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-4 Registration Statement (Registration No. 333-45528), as filed with the SEC on December 21, 2000(the “S-4”).	*

4.3	Exchange and Registration Rights Agreement, dated July 25, 2000, by and among R.J. Tower Corporation, certain of its affiliates and Chase Manhattan International Limited, Bank of America International Limited, ABN AMRO Incorporated, Donaldson, Lufkin & Jennrette International, First Chicago Limited and Scotia Capital (USA) Inc. (collectively, the “Initial Purchasers”), incorporated by reference to Exhibit 4.2 of the S-4.	*

4.4	Deposit Agreement, dated July 25, 2000, among R.J. Tower Corporation, Deutsche Bank Luxembourg S.A., and the Trustee, incorporated by reference to Exhibit 4.3 of the S-4.	*

4.5	Indenture, dated as of July 28, 1997, by and between the Registrant and Bank of New York, as trustee (including form of 5% Convertible Subordinated Note due 2004) incorporated by reference to Exhibit 4.5 of the S-3.	*

4.6	Indenture, dated June 13, 2003, among Registrant, certain subsidiaries and BNY Midwest Trust Company, as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-4 Registration Statement (Registration No. 333-107232), filed under the Securities Act of 1933 (the “2003 S-4”).	*

4.7	Registration Rights Agreement, dated June 13, 2003, by and among the Registrant, certain of its subsidiaries, and J.P. Morgan Securities Inc., for itself and on behalf of other Initial Purchases, incorporated by reference to Exhibit 4.2 of the 2003 S-4.	*

Exhibit
10.1**	1994 Key Employee Stock Option Plan, incorporated by reference to the S-1.	*

10.2**	Tower Automotive, Inc. Independent Director Stock Option Plan, incorporated by reference to Exhibit 4.3 of the Registrant’s Form S-8 dated December 5, 1996, filed under the Securities Act of 1933.	*

10.3	Joint Venture Agreement by and among Promotora de Empresas Zano, S.A. de C.V., Metalsa, S.A. de C.V. and R.J. Tower Corporation dated as of September 26, 1997 incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K dated October 23, 1997, filed under the Securities Exchange Act of1934.	*

10.4	Certificate of Trust of Tower Automotive Capital Trust, incorporated by reference to Exhibit 4.1 of the Registrant’s1998 Second Quarter 10-Q, filed under the Securities Exchange Act of 1934.	*

10.5	Amended and Restated Declaration of Trust of Tower Automotive Capital Trust, dated June 9, 1998, incorporated by reference to Exhibit 4.2 of the1998 Second Quarter 10-Q, filed under the Securities Exchange Act of 1934.	*

10.6	Junior Convertible Subordinated Indenture for the 6 3/4% Convertible Subordinated Debentures, between Registrant and the First National Bank of Chicago, as Subordinated Debt Trustee, dated as of June 9, 1998, incorporated by reference to Exhibit 4.3 of the 1998 Second Quarter 10Q.	*

10.7	Form of 6 3/4% Preferred Securities, incorporated by reference to Exhibit 4.4 of the 1998 Second Quarter 10-Q.	*

10.8	Form of 6 3/4% Junior Convertible Subordinated Debentures, incorporated by reference to Exhibit 4.5 of the 1998 Second Quarter 10Q.	*

10.9	Guarantee Agreement, dated as of June 9, 1998, between Registrant as Guarantor, and the First National Bank of Chicago, as Guarantee Trustee, incorporated by reference to Exhibit 4.6 of the 1998 Second Quarter 10-Q.	*

10.10	Amended and Restated Credit Agreement among R.J. Tower Corporation, Tower Italia, S.r.L., Bank of America National Trust and Savings Association, as agent, and the other financial institutions named therein, dated August 23, 1999, incorporated by reference to Exhibit 10.43 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed under the Securities Exchange Act of 1934.	*

10.11 a	Tower Automotive, Inc. Long-Term Incentive Plan, incorporated by reference to Appendix A to Registrant’s Proxy Statement, dated April 12, 1999.	*

Exhibit
10.12 a	Tower Automotive, Inc. Director Deferred Stock Purchase Plan, incorporated by reference to Appendix A to Registrant’s Proxy Statement, dated April 10, 2000.	*

10.13 a	Tower Automotive, Inc. Key Leadership Deferred Income Stock Purchase Plan, incorporated by reference to Appendix B to Parent’s Proxy Statement, dated April 12, 1999.	*

10.14 a	Tower Automotive, Inc. Colleague Stock Purchase Plan, incorporated by reference to Exhibit 10.19 of the S-1.	*

10.15	Indenture for the 5.75% Convertible Senior Debentures dated as of May 24, 2004, Tower Automotive, Inc., as Issuer, and BNY Midwest Trust Company, as Trustee, incorporated by reference to Form 8-K, dated May 25, 2004.	* *

10.16	Form of Tower Automotive, Inc. 5.75% Convertible Senior Debenture, incorporated by reference to Form 8-K dated May 25, 2004.	*

10.17	Resale Registration Rights Agreement dated as of May 24, 2004, for the Tower Automotive, Inc. 5.75% Convertible Senior Debentures Due 2024, incorporated by reference to Form 8-K, dated May 25, 2004.	*

10.18	Purchase Agreement dated May 17, 2004 for the 5.75% Convertible Senior Debentures due May 15, 2024, incorporated by reference to Form 8-K, dated May 25, 2004.	*

10.19	Credit Agreement dated as of May 24, 2004, among R.J. Tower Corporation, Tower Automotive, Inc., and the various financial institutions from time to time parties thereto, incorporated by reference to Form 8-K, dated May 25, 2004.	*

10.20	Revolving Credit, Term Loan and Guaranty Agreement, as amended dated February 2, 2005, filed herewith.

10.21	Form of The Key Employee Retention Plan between Tower Automotive, Inc. and Key Employees incorporated by reference to Form 8-K, dated April 1, 2005.	*

10.22	Agreement between Tower Automotive, Inc., R.J. Tower Corporation and Silver Point Finance, LLC, dated February 3, 2005, filed herewith.

10.23	Fourth Amendment to Revolving Credit, Term Loan and Guaranty Agreement, dated April 29, 2005, filed herewith.

12.1	Statement and Computation of Ratio of Earnings to Fixed Charges filed herewith.

14.1	Code of Business Conduct and Ethics filed herewith

Exhibit
14.2	Code of Ethics for Senior Officers and Leaders filed herewith

21.1	List of Subsidiaries filed herewith.

23.1	Consent of Deloitte and Touche LLP filed herewith.

23.2	Consent of KPMG Cárdenas Dosal, S.C. filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

99.1	Audit Committee Charter filed herewith.

*	Incorporated by reference.

a Indicates compensatory arrangement.

     (c) Additional Financial Statement Schedules

Independent Auditors’ Report
Separate Financial Statements of Significant Equity Method Investee

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWER AUTOMOTIVE, INC.

By	/s/ S.A. JOHNSON

S.A. Johnson, Chairman

Date: JULY 27, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on July 27, 2005. Each director of the Registrant, whose signature appears below, hereby appoints Kathleen Ligocki as his or her attorney-in-fact, to sign in his or her name and on his or her behalf, as a director of the Registrant and to file with the Commission any and all amendments to this Report on Form 10-K.

Signature	Title

/s/ S.A. JOHNSON S.A. Johnson	Chairman of the Board of Directors

/s/ KATHLEEN LIGOCKI Kathleen Ligocki	Director and President and Chief Executive Officer (Principal Executive Officer)

/s/ ANTHONY FERNANDES Anthony Fernandes	Director

/s/ JURGEN M. GEISSINGER Jurgen M. Geissinger	Director

/s/ ALI JENAB Ali Jenab	Director

/s/ F.J. LOUGHREY F.J. Loughrey	Director

/s/ JAMES R. LOZELLE James R. Lozelle	Director

/s/ GEORGIA R. NELSON Georgia R. Nelson	Director

/s/ JAMES A. MALLAK James A. Mallak	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ CHRISTOPHER T. HATTO Christopher T. Hatto	Chief Accounting Officer (Principal Accounting Officer)

SCHEDULE I

TOWER AUTOMOTIVE, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

TOWER AUTOMOTIVE, INC. (PARENT COMPANY)
CONDENSED BALANCE SHEETS
AT DECEMBER 31, 2004 AND 2003

(Amounts in thousands, except share amounts)

	2004	2003
ASSETS
Investments in and advances to (from) affiliates	$255,049	$847,598
Other assets	5,410	28,812

	$260,459	$876,410

LIABILITIES AND STOCKHOLDERS’ INVESTMENT (DEFICIT)
Accrued liabilities	$918	$4,166
Convertible subordinated notes	—	199,984
6-3/4% convertible subordinated debentures payable to trust subsidiary	258,750	258,750
Convertible Senior Debentures	121,723	—
Stockholders’ investment:
Preferred stock, par value $1; 5,000,000 shares authorized; no shares issued or outstanding	—	—

Common stock, par value $.01; 200,000,000 shares authorized; 66,578,962 shares issued and 58,480,909 shares outstanding in 2004; 66,133,731 shares issued and 57,341,805 shares and outstanding in 2003	666	661

Additional paid-in capital	681,084	680,608
Retained deficit	(715,754)	(181,849)
Deferred compensation plans	(7,636)	(9,609)
Accumulated other comprehensive loss	(29,968)	(22,751)
Treasury stock, at cost: 8,098,053 shares in 2004 and 8,791,926 shares in 2002	(49,324)	(53,550)

Total stockholders’ investment (deficit)	(120,932)	413,510

	$260,459	$876,410

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I

TOWER AUTOMOTIVE, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

TOWER AUTOMOTIVE, INC. (PARENT COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Amounts in thousands)

	2004	2003	2002
Interest expense	$30,141	$28,768	$28,768
Unrealized Gain on Derivative	(3,860)	—	—

Loss before income taxes and equity in earnings of consolidated subsidiaries	(26,281)	(28,768)	(28,768)
Provision (benefit) for income taxes	21,716	(9,780)	(10,068)
Equity in earnings of consolidated subsidiaries, net of tax	(485,908)	(105,687)	(78,906)

Net loss	$(533,905)	$(124,675)	$(97,606)

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I

TOWER AUTOMOTIVE, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

TOWER AUTOMOTIVE, INC. (PARENT COMPANY)
CONDENSED STATEMENTS OF STOCKHOLDERS’ INVESTMENT (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

						Accumulated
						Other
			Additional	Retained	Deferred	Comprehensive			Total
	Common Stock		Paid-in	Earnings	Compensation	Income	Treasury Stock		Stockholders ’
	Shares	Amount	Capital	(Deficit)	Plans	(Loss)	Shares	Amount	Investment
	(Amounts in thousands, except share data)
BALANCE, December 31, 2001	48,077,142	$481	$456,627	$40,432	$(15,571)	$(34,561)	—	$—	$447,408
Exercise of options	329,368	3	1,653	—	—	—	—	—	1,656
Sales of stock under Employee Stock Discount Purchase Plan	222,145	2	1,423	—	—	—	—	—	1,425
Deferred Income Stock Plan deferrals	—	—	1,387	—	(1,387)	—	—	—	—
Deferred Income Stock Plan distributions	—	—	—	—	3,781	—	—	—	3,781
Restricted stock grants earned and forfeited	—	—	(465)	—	2,431	—	—	—	1,966
Issuance of common stock	17,250,000	173	222,447	—	—	—	—	—	222,620
Repurchase of common stock	—	—	—	—	—	—	(9,827,800)	(59,860)	(59,860)
Net loss	—	—	—	(97,606)	—	—	—	—
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	19,915	—	—	—
Unrealized loss on qualifying cash flow hedges	—	—	—	—	—	(4,521)	—	—	—
Minimum pension liability	—	—	—	—	—	(24,708)	—	—	—
Total comprehensive loss									(106,920)

BALANCE, December 31, 2002	65,878,655	659	683,072	(57,174)	(10,746)	(43,875)	(9,827,800)	(59,860)	512,076
Sales of stock under Employee Stock Discount Purchase Plan	252,156	2	650	—	—	—	—	—	652
Deferred Income Stock Plan deferrals	—	—	3,395	—	(3,395)	—	—	—	—
Deferred Income Stock Plan forfeitures	—	—	(199)	—	199	—	—	—	—
Deferred Income Stock Plan distributions	—	—	—	—	2,999	—	—	—	2,999
Deferred Income Stock Plan funding	—	—	(6,310)	—	—	—	1,035,874	6,310	—
Restricted stock grants earned and forfeited	—	—	—	—	1,316	—	—	—	1,316
Restricted stock grant distributions	2,920	—	—	—	18	—	—	—	18
Net loss	—	—	—	(124,675)	—	—	—	—	—
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	28,609	—	—	—
Unrealized gain on qualifying cash flow hedges	—	—	—	—	—	4,586	—	—	—
Minimum pension liability	—	—	—	—	—	(12,071)	—	—	—
Total comprehensive loss									(103,551)

Balance, December 31, 2003	66,133,731	661	680,608	(181,849)	(9,609)	(22,751)	(8,791,926)	(53,550)	413,510
Exercise of options	23,750	—	72	—	—	—	—	—	72
Sales of stock under Employee Stock Discount Purchase Plan	15,912	—	28	—	—	—	—	—	28
Deferred Income Stock Plan deferrals	—	—	636	—	(636)	—	—	—	—
Deferred Income Stock Plan forfeitures	—	—	(74)	—	74	—	—	—	—
Deferred Income Stock Plan distributions	—	—	—	—	1,524	—	—	—	1,524
Deferred Income Stock Plan funding	—	—	(181)	—	—	—	693,873	4,226	4,045
Restricted stock grants earned and forfeited	405,569	5	(5)	—	1,011	—	—	—	1,011
Restricted stock grant distributions	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	(533,905)	—	—	—	—	—
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	19,760	—	—	—
Unrealized gain on qualifying cash flow hedges	—	—	—	—	—	3,777	—	—	—
Minimum pension liability	—	—	—	—	—	(30,754)	—	—	—
Total comprehensive loss									(541,122)

Balance, December 31, 2004	66,578,962	$666	$681,084	$(715,754)	$(7,636)	$(29,968)	(8,098,053)	$(49,324)	$(120,932)

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I

TOWER AUTOMOTIVE, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

TOWER AUTOMOTIVE, INC. (PARENT COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Amounts in thousands)

	2004	2003	2002
Operating Activities:
Net loss	$(533,905)	$(124,675)	$(97,606)
Equity in earnings of consolidated subsidiaries	485,908	105,687	78,906
Deferred income tax provision	21,716	—	—
Changes in working capital and other operating items	(46,593)	(10,796)	(4,811)

Net cash used in operating activities	(72,874)	(29,784)	(23,511)

Investing Activities:
Dividends received from consolidated subsidiaries	29,817	27,466	27,466
Investments in and advances to (from) consolidated subsidiaries	117,798	1,648	(169,796)

Net cash provided by (used in) investing activities	147,615	29,114	(142,330)

Financing Activities:
Proceeds from borrowings	125,000	—	—
Repayment of debt	(199,984)	—	—
Net proceeds from issuance of common stock	243	670	225,701
Payments for repurchase of common stock	—	—	(59,860)

Net cash provided by (used in) financing activities	(74,741)	670	165,841

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—

Supplemental Cash Flow Information:
Interest paid	$23,530	$27,466	$27,466

Income taxes paid (refunded)	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I

TOWER AUTOMOTIVE, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

TOWER AUTOMOTIVE, INC. (PARENT COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Organization and Nature of Business

Tower Automotive, Inc. (the “Parent Company”) and its subsidiaries, collectively the “Company,” is a global designer and producer of vehicle structural components and assemblies, which include body structures and assemblies, lower vehicle frames and structures, chassis modules and systems and suspension components. The Parent Company is a holding company that owns all of the outstanding capital stock of R.J. Tower Corporation (“R.J. Tower”) and all of the common securities issued by the Tower Automotive Capital Trust. R.J. Tower is also a holding company that conducts all of its operations through domestic and foreign direct and indirect subsidiaries. R. J. Tower’s subsidiaries conduct operations in the United States, Canada, Mexico, Germany, Belgium, Poland, Slovakia, Italy, France, Spain, Japan, China, Korea, Brazil and India. All of R.J. Tower’s subsidiaries are 100% owned other than two joint ventures in China and a minor German subsidiary acquired as part of the acquisition of Dr. Meleghy. R.J. Tower also owns a 40% equity interest in Metalsa S. de R.L., one of the largest suppliers of vehicle frames and structures in Mexico.

The Notes to the Consolidated Financial Statements of Tower Automotive, Inc. and Subsidiaries contained in this Schedule I should be read in conjunction with the financial statements of this Schedule I.

2. Chapter 11 Reorganization Proceedings

On February 2, 2005, the Parent Company and 25 of its United States subsidiaries (the “Debtors”) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court Southern District of New York (“the “Court”). The cases were consolidated for the purpose of joint administration. An extensive liquidity deficiency and a significant amount of indebtedness, incurred through internal growth and acquisition activity, made the filing necessary. The Debtors are operating their businesses as debtors-in-possession (“DIP”) pursuant to the Bankruptcy Code. An official committee of unsecured creditors has been appointed.

Customer pricing pressures, North American automotive production cuts, significantly higher material costs involving primarily steel and the termination of accelerated payment programs of certain customers adversely affected the Debtors’ operations and financial condition.

The objectives of this Chapter 11 filing, were to protect and preserve the value of assets and to restructure and improve the Debtors’ financial and operational affairs in order to return to profitability. While the Company believes it will be able to significantly reduce the Debtors’ unsustainable liabilities and simplify its complex and restrictive capital structure through the bankruptcy process, there can be no certainty that it will be successful in doing so.

The Debtors intend to file a plan of reorganization with the Court. The Parent Company is unable to estimate what recovery such a plan of reorganization will provide holders of the Debtors’ unsecured pre-petition debt. While the Debtors filed for Chapter 11 to gain relief from significant pre-petition debt levels, the extent to which such relief will be achieved is uncertain at this time.

See Note 10 for a description of DIP financing.

Subsequent to the bankruptcy filing date, the provisions in Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”) apply to the Parent Company’s financial statements while the Parent Company operates under the provisions of Chapter 11. SOP 90-7 does not change the application of generally accepted accounting principles in the preparation of financial statements. However, SOP 90-7 does require that the financial statements, for periods including and subsequent to the filing of the Chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

The accompanying Parent Company condensed financial statements do not reflect the Chapter 11 filing.

SCHEDULE I

3. Going Concern

As indicated in Note 2, the Parent Company is operating pursuant to Chapter 11 under the Bankruptcy Code and continuation of the Parent Company as a going concern is contingent upon, among other things, the Debtors’ ability (i) to comply with the terms and conditions of the DIP financing agreement described in Note 10; (ii) to obtain confirmation of a plan of reorganization under the Bankruptcy Code; (iii) to reduce unsustainable debt and other liabilities and simplify the Debtors’ complex and restrictive capital structure through the bankruptcy process; (iv) to return to profitability; (v) to generate sufficient cash flow from operations and; (vi) to obtain financing sources to meet the Debtor’s future obligations. These matters create uncertainty relating to the Parent Company’s ability to continue as a going concern. The accompanying condensed financial statements do not reflect any adjustments relating to the recoverability and classification of liabilities that might result from the outcome of these uncertainties. In addition, a plan of reorganization could materially change amounts reported in the Parent Company’s condensed financial statements, which do not give effect to any adjustments of the carrying value of assets and liabilities that are necessary as a consequence of reorganization under Chapter 11.

4. Convertible Debentures

On May 24, 2004, the Parent Company issued Convertible Senior Debentures (“Convertible Debentures”) in the total amount of $125.0 million. The Convertible Debentures bear interest at a rate of 5.75% per annum paid semi-annually on May 15 and November 15 beginning November 15, 2004. The Convertible Debentures mature on May 15, 2024, unless earlier converted, redeemed or repurchased by the Parent Company.

The Convertible Debentures are general unsecured senior obligations of the Parent Company and rank equally with any present and future senior debt of the Parent Company. The Convertible Debentures rank senior to any subordinated debt of the Parent Company and are effectively subordinated to any secured debt of the Parent Company, to the extent of the amount of the assets securing such debt. The Convertible Debentures are structurally subordinated to present and future debt and other obligations of each subsidiary of the Parent Company.

Holders may convert the Convertible Debentures into shares of the Parent Company’s common stock at a conversion rate of 231.0002 shares per $1,000 principal amount of the Convertible Debentures (equal to a conversion price of approximately $4.33 per share) subject to adjustment upon certain events.

In January 2005, the Convertible Debentures became immediately convertible as a result of the downgrading of the Company’s debt by credit rating agencies.

Prior to September 20, 2004, the Parent Company could not issue more than 19,705,187 shares of common stock upon the conversion or repurchase of the Convertible Debentures unless and until the Parent Company obtained stockholder approval for the issuance of the Convertible Debentures and the common stock issuable upon conversion or repurchase. In circumstances under which the Parent Company would have been required to issue in excess of 19,705,187 shares of common stock, the Parent Company was required to pay cash in respect of all or a portion of converted or repurchased Convertible Debentures in order to ensure that the shares issued on conversion or repurchase did not exceed 19,705,187 shares (the “Embedded Conversion Option”). The initial value associated with the Embedded Conversion Option was $12.6 million and was marked to market through the Parent Company’s Statement of Operations for the period of May 24, 2004 through September 19, 2004. The Parent Company recognized income of approximately $3.9 million, for the period of May 24, 2004 through September 19, 2004, in relation to the change in fair value of the Embedded Conversion Option, which is reflected as “Unrealized Gain on Derivative” in the accompanying Condensed Statement of Operations for 2004.

See Note 9.

5. Convertible Subordinated Debentures

On June 9, 1998, Tower Automotive Capital Trust (the “Preferred Issuer”), a 100% owned statutory business trust of the Parent Company, completed the offering of $258.8 million of its 6-3/4 % Trust Convertible Preferred Securities (“Preferred Securities”), resulting in net proceeds of approximately $249.7 million. The Preferred Securities are redeemable, in whole or in part, on or after June 30, 2001 and all Preferred Securities must be redeemed no later than June 30, 2018. The Preferred Securities are convertible, at

SCHEDULE I

the option of the holder, into Common Stock of the Parent Company at a rate of 1.6280 shares of Common Stock for each Preferred Security, which is equivalent to a conversion price of $30.713 per share. The obligations of the Preferred Issuer under the Preferred Securities are fully and unconditionally guaranteed by the Parent Company. Concurrently with the issuance of the Preferred Securities, the Preferred Issuer acquired $258.8 million of the Parent Company’s 6-3/4 % Convertible Subordinated Debentures (“Debentures”) for net proceeds of $249.7 million. Interest is payable quarterly and the notes mature on June 30, 2018. The net proceeds received from the issuance of the Debentures by the Parent Company were contributed as an additional investment in /advances to the Parent Company’s subsidiaries.

The Parent Company deferred the interest payment of $4.4 million due on December 31, 2004. The terms of the trust agreement and the underlying 6 3/4% convertible subordinated debentures held by the Trust permits the deferral of dividends and the underlying interest payments for up to 20 consecutive quarters.

See Note 9.

6. Guarantees and Restrictions

Guarantees of Debt of Subsidiaries

On May 24, 2004, R.J. Tower entered into a credit agreement (“Credit Agreement”) that provided for a revolving credit facility in the aggregate amount of $50.0 million, a first lien term loan of $375.0 million and a second lien letter of credit facility of $155.0 million. Revolving loans could be borrowed at any time subsequent to May 24, 2004 but prior to May 24, 2009, the revolving loan termination date. At December 31, 2004, no amounts were available for borrowing under this revolving credit facility. The first lien term loan required quarterly payments of $937,500 for the period of September 30, 2004 through September 30, 2008 and a payment of $179.5 million on each of November 24, 2008 and May 24, 2009.

The Credit Agreement also provides for a second lien letter of credit facility in the amount of $155.0 million for purposes of replacing or backstopping letters of credit outstanding under R.J. Tower’s previous credit agreement. At December 31, 2004, the Company had second lien letters of credit issued in the amount of $151.9 million. No draws were made against the second lien letters of credit as of December 31, 2004.

The weighted average interest rate associated with borrowings pertaining to R.J. Tower’s credit facilities were 7.9%, 7.3% and 6.4% respectively, for the years ended December 31, 2004, 2003 and 2002.

The obligations of R.J. Tower under the Credit Agreement are guaranteed by the Parent Company and all direct and indirect existing and future domestic restricted subsidiaries (as defined in the credit agreement) of R.J. Tower. R.J. Tower’s obligations under the revolving credit facility and the term loan are secured by a first priority lien and security interest in the capital stock of R.J. Tower and all of its domestic subsidiaries, the present and future property and assets, real and personal, tangible and intangible (subject to customary exceptions), of the Parent Company, R. J. Tower and all of its domestic restricted subsidiaries, and the proceeds and products of such property and assets. The obligations of R.J. Tower under the letter of credit facility are secured by a second priority lien and security interest in the same collateral, other than the principal manufacturing facilities located in the United States owned by R.J. Tower or any of its subsidiaries or shares of capital stock or indebtedness of any restricted subsidiary.

In June 2003, R. J. Tower completed a senior note offering with a face amount of $258 million. The notes were discounted upon issuance to yield 12.0% payable semi-annually. The notes rank equally with all of the Company’s other senior unsecured and unsubordinated debt and mature on June 1, 2013. The Parent Company has guaranteed all of the obligations of R. J. Tower in relation to these notes on a senior unsecured basis.

The Euro-denominated senior unsecured notes of R. J. Tower in the amount of euro 150 million ($203.6 million at December 31, 2004) bear interest at a rate of 9.25%, payable semi-annually. These notes rank equally with all of the Company’s other senior unsecured and unsubordinated debt and mature on August 1, 2010. The Parent Company has unconditionally guaranteed these notes on a senior unsecured basis.

For the most part, borrowings by foreign subsidiaries are made under credit agreements with commercial lenders and are used to fund working capital and other operating requirements. At December 31, 2004, the Parent Company had guaranteed on a senior unsecured

SCHEDULE I

basis $74.5 million of the outstanding borrowings of Seojin Industrial Company Limited (“Seojin”) with such guarantee containing a limit of approximately $115.8 million. Effective June 30, 2005, the Parent Company’s guarantee became inoperative upon the rollover of the borrowing facilities to which the guarantee applied.

See Notes 9 and 10.

Restrictions on Subsidiaries to Make Distributions to the Parent Company

The Parent Company is a holding company that derives substantially all of its cash flow from R.J. Tower, which itself is a holding company with no operations or assets other than the capital stock of its subsidiaries.

Under the existing credit facility, subsidiaries are restricted in their ability to dividend, loan or otherwise distribute assets, properties, cash, rights, obligations or securities to the Parent Company. These restrictions are subject to a number of exceptions, including, but not limited to, the ability of the subsidiaries to:

(i)	declare and pay dividends to the Parent Company to be used to pay taxes and other expenses (not relating to interest, bank fees or other payments on indebtedness) of the Parent Company and the subsidiaries on a consolidated basis; and

(ii)	declare and pay dividends to the Parent Company to enable the Parent Company to make regularly scheduled interest payments or the payment of principal at maturity of certain unsecured indebtedness issued by the Parent Company (including the Convertible Debentures and the 6 3/4% Convertible Subordinated Debentures).

In association with the 12% senior notes, R.J. Tower is restricted from paying dividends or making other distributions to the Parent Company unless certain conditions are satisfied. The applicable conditions were not satisfied at December 31, 2004. Notwithstanding this restriction, the 12% senior notes indenture permits R.J. Tower to make restricted payments to the Parent Company in the aggregate amount of $25.0 million, whether or not the above mentioned conditions are satisfied. As of December 31, 2004, R.J. Tower was allowed to make restricted payments, including dividends and other distributions, to the Parent Company in the amount of $21.6 million.

Irrespective of the above mentioned restrictions, R.J. Tower is permitted to make cash dividends or loans to the Parent Company for the payment of franchise taxes and federal, state, local and foreign income taxes to the extent of amounts actually received from its unrestricted subsidiaries, in amounts required to pay such taxes to the extent attributable to the income of such unrestricted subsidiaries. R.J. Tower is also permitted to make payments to the Parent Company for fees required to maintain the Parent Company’s legal existence, and an amount not to exceed $5.0 million in any fiscal year to permit the Parent Company to pay its corporate overhead and operating expenses incurred in the ordinary course of business.

In addition, R.J. Tower is permitted to pay dividends to the Parent Company for the payment of accrued interest with respect to the Parent Company’s 6 3/4% convertible subordinated debentures due June 18, 2018, whether or not the foregoing conditions are satisfied.

Certain foreign subsidiaries of R.J. Tower are also subject to restrictions on their ability to dividend or otherwise distribute cash to R.J. Tower because they are subject to financing arrangements that restrict those subsidiaries from paying dividends.

See Note 9.

7. Extinguishments of Debt

Proceeds of the Credit Agreement and the Convertible Debentures were used to repay existing senior credit facilities of R.J. Tower in the amount of $239.5 million, call the Parent Company’s $200 million of 5.0% convertible subordinated notes due August 1, 2004, pay related fees and expenses and for general corporate purposes.

8. Sale of Common Stock

In May 2002, the Parent Company completed an underwritten primary offering of 17.25 million shares of the Parent Company’s

SCHEDULE I

common stock, which included the exercise of the underwriters’ over-allotment option to acquire 2.25 million shares. The net proceeds from the offering were $222.6 million, based on an offering price of $13.75 per share. The net proceeds from this offering were used to repay borrowings under the Company’s then existing credit agreement

9. Chapter 11 Impact

The Chapter 11 filing creates an event of default in relation to the Credit Agreement, Convertible Debentures, 12% Senior Notes, 9.25% Senior Euro Notes, and the Preferred Securities and underlying 6 3/4% Convertible Subordinated Debentures.

The ability of the creditors of the Debtors to seek remedies to enforce their rights under the debt facilities described above is stayed as a result of the Chapter 11 filing, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

10. DIP Financing

In February 2005, the Bankruptcy Court approved a Revolving Credit, Term Loan and Guaranty Agreement (“DIP Agreement”) with a national banking institution as agent for the lenders (“Lenders”) and each of the Lenders. R.J. Tower serves as the borrower, and the Parent Company and the U.S. subsidiaries of R.J. Tower serve as guarantors under this agreement.

The DIP Agreement provides for a $725 million commitment of debtor-in-possession financing comprised of a revolving credit and letter of credit facility in an aggregate principal amount not to exceed $300 million and a term loan in the aggregate principal amount of $425 million. The proceeds of the term loan have been used to refinance the Debtors’ obligation amounting to $425 million under the Credit Agreement. The proceeds of the revolving credit loans shall be used to fund the working capital requirements of the Debtors during the Chapter 11 proceedings. Obligations under the DIP Agreement are secured by a lien on the assets of the Debtors (which lien shall have first priority with respect to a significant portion of the Debtors’ assets) and by a super-priority administrative expense claim in each of the bankruptcy cases.

11. Income Taxes

In the fourth quarter of 2004, the Parent Company provided a full valuation allowance in relation to its deferred tax assets, as of the beginning of the year, in the amount of $21.7 million.

12. Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) adopted SFAS No. 123 (R ), “Share-Based Payment”. SFAS 123 ( R ) applies to all transactions involving the issuance of equity instruments (stock, stock options and other equity instruments) for goods or services, or the incurrence of liabilities for goods or services that are based on the fair value of an entity’s equity or may be settled in an entity’s equity. Under this standard, the fair value of all employee share-based payment awards will be expensed through the statement of operations over any applicable vesting period. SFAS 123( R ) requires the use of a fair value valuation method to measure share-based payment awards. This standard is effective for the Company on January 1, 2006. The Company shall be required to recognize compensation expense, over an applicable vesting period, for all awards granted subsequent to adoption of this standard. In addition, the Company shall be required to recognize compensation expense pertaining to the unvested portion of previously granted awards outstanding as of the date of adoption as those awards continue to vest. The Company is currently evaluating SFAS 123 ( R ) to determine its impact on the Company’s consolidated financial statements.

SCHEDULE II

TOWER AUTOMOTIVE, INC.
VALUATION AND QUALIFYING ACCOUNTS OF REGISTRANT

(DOLLARS IN MILLIONS)

Reserves

			LOSS CONTRACTS
	EMPLOYEE	FACILITY	ESTABLISHED IN	RESTRUCTURING
DESCRIPTION	COST	COST	PURCHASE ACCOUNTING	COSTS
Balance, December 31, 2001	1.1	5.2	17.0	55.3
Additional Provision	—	—	—	28.2
Utilization	(1.1)	(0.7)	(3.9)	(55.4)
Revision of Estimate	—	—	(7.0)	(14.3)

Balance, December 31, 2002	—	4.5	6.1	13.8
Additional Provision	—	—	—	8.1
Utilization	—	(0.4)	(3.0)	(14.4)
Revision of Estimate	—	(2.1)	(0.2)	—

Balance, December 31, 2003	—	2.0	2.9	7.5
Additional Provision	—	—	—	2.2
Utilization	—	(0.4)	(2.3)	(2.6)
Revision of Estimate	—	—	—	—

Balance, December 31, 2004	$—	$1.6	$0.6	$7.1

Valuation Allowance- Deferred Tax Assets

DESCRIPTION	TOTAL
Balance, December 31, 2001	16.2
Additions	31.9
Deductions	—

Balance, December 31, 2002	48.1
Additions	36.2
Deletions	(24.2)

Balance, December 31, 2003	60.1
Additions	256.3
Deletions	(9.6)

Balance, December 31, 2004	$306.8

KPMG Cardenas Dosal	Telefono: +01 (81) 81 22 18 18
Oficinas en el Parque Torre II	Fax: +01 (81) 83 33 05 32
Blvd. Diaz Ordaz Pte. 140	www.kpmg.com.mx
Pisos 16 y 17 Col. Santa Maria
64650 Monterrey, N.L.

Report of Independent Registered Public Accounting Firm

The Board of Managers

Metalsa, S. de R.L.

We have audited the accompanying consolidated balance sheets of Metalsa, S. de R.L. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, comprehensive income, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metalsa, S. de R.L. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Luis A. Carrero Román
KPMG Cárdenas Dosal, S.C.

Monterrey, N.L., Mexico

March 18, 2005

Aguascalientes, Ags.
Ciudad Juárez,Chih.	México, D.F.
Culiacán, Sin.	Monterrey, N.L.
Chihuahua, Chih.	Puebla, Pue.
Guadalajara, Jal.	Querétaro, Qro.
Hermosillo, Son.	Reynosa, Tamps.
Mérida, Yuc.	Tijuana, B.C.
Mexicali, B.C.	Toluca, Edo. de Mex.

METALSA, S. DE R.L. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2004 and 2003

(Thousands of US dollars)

	2004	2003
Assets

Current assets:
Cash (includes cash equivalents for $11,260 in 2004 and $9,104 in 2003)	$12,789	12,772
Accounts receivable (note 6)	92,656	40,166
Inventories (note 7)	38,094	29,833
Other current assets (note 8)	1,525	2,833
Deferred income taxes (note 18)	2,767	1,467
Deferred employees’ statutory profit sharing (note 18)	24	—

Total current assets	147,855	87,071

Spare parts	4,960	2,370
Goodwill, net (note 9)	12,809	12,809
Property, plant and equipment, net (note 10)	319,117	314,214
Deferred income taxes (note 18)	8,767	14,609
Other non-current assets, net (notes 11)	8,656	7,610

	$502,164	438,683

Liabilities and Partners’ Equity

Current liabilities:
Current installments of long-term debt (note 12)	$13,299	399
Current installments of obligations under capital leases (note 13)	84	—
Accounts payable and accrued liabilities (note 14)	80,892	52,230
Deferred employees’ statutory profit sharing (note 18)	—	1,800

Total current liabilities	94,275	54,429

Long-term debt, excluding current installments (note 12)	141,894	144,521
Obligations under capital leases (note 13)	260	—
Deferred income taxes (note 18)	12,216	9,470
Deferred employees’ statutory profit sharing (note 18)	4,596	4,650
Deferred credit (note 15)	22,819	30,635
Other long-term liabilities (note 16)	2,839	2,812
Accrued seniority premium and severance liability	4,069	3,595

Total liabilities	282,968	250,112

Partners’ equity (note 17):
Capital shares	12,718	12,718
Additional paid-in capital	63,705	63,705
Retained earnings	142,773	112,148

Total partners’ equity	219,196	188,571

Contingencies and commitments (note 21)

	$502,164	438,683

See accompanying notes to consolidated financial statements.

METALSA, S. DE R.L. AND SUBSIDIARIES

Consolidated Statements of Earnings

Years ended December 31, 2004, 2003 and 2002

(Thousands of US dollars, except per share amounts)

			Unaudited
	2004	2003	2002
Net sales (notes 5 and 6)	$435,465	309,529	367,042
Cost of sales	341,146	245,591	271,225

Gross profit	94,319	63,938	95,817

Selling, general and administrative expenses (note 5)	47,665	39,361	31,930
Launching cost (note 1)	3,766	1,205	—

Operating income	42,888	23,372	63,887

Other income (expenses):
Interest expense	(6,163)	(7,353)	(6,429)
Interest income	857	577	71
Translation gain	2,665	1,408	1,597
Other, net (note 2s)	(912)	4,344	(7,755)

Earnings before income taxes	39,335	22,348	51,371

Income taxes (note 18)
Current	5,698	5,107	6,604
Deferred	(946)	1,446	12,079

	4,752	6,553	18,683

Net earnings	$34,583	15,795	32,688

Basic and diluted earnings per share	$4.66	2.13	4.40

See accompanying notes to consolidated financial statements.

METALSA, S. DE R.L. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years ended of December 31, 2004, 2003 and 2002

(Thousands of US dollars)

		Additional		Total
	Capital	paid-in	Retained	partners’
	shares	capital	earnings	equity
Balances at December 31, 2001 (unaudited)	$12,718	63,519	71,665	147,902

Net earnings	—	—	32,688	32,688

Balances at December 31, 2002 (unaudited)	12,718	63,519	104,353	180,590

Dividends paid (note 17b)	—	—	(8,000)	(8,000)

Donated capital, net of $114 of income taxes	—	186	—	186

Net earnings	—	—	15,795	15,795

Balances at December 31, 2003	12,718	63,705	112,148	188,571

Dividends paid (note 17b)	—	—	(4,700)	(4,700)

Derivative financial Instruments, net of income taxes (note 4)	—	—	742	742

Net earnings	—	—	34,583	34,583

Balances at December 31, 2004	$12,718	63,705	142,773	219,196

See accompanying notes to consolidated financial statements.

METALSA, S. DE R.L. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended of December 31, 2004, 2003 and 2002

(Thousands US dollars)

			(Unaudited)
	2004	2003	2002
Net cash provided by (used in) operating activities (note 20)	$33,652	43,360	50,132

Cash flows from investing activities:
Acquisition of property, plant and equipment, including interest Capitalized	(36,583)	(47,090)	(33,275)
Change in other non-current assets, net	(2,625)	(5,483)	(10,730)
Acquisition of subsidiary	—	(8,852)	10,362

Net cash used in investing activities	(39,208)	(61,425)	(33,643)

Cash flows from financing activities:
Dividends paid	(4,700)	(8,000)	—
Proceeds from long-term debt	10,273	—	—
Principal payments on long-term debt	—	(5,080)	(2,096)

Net cash provided by (used in) financing activities	5,573	(13,080)	(2,096)

Net increase (decrease) in cash and cash equivalents	17	(31,145)	14,393

Cash and cash equivalents at beginning of year	12,772	43,917	29,524

Cash and cash equivalents at end of year	$12,789	12,772	43,917

Supplemental disclosure of cash flow information:
Interest paid (net of amounts capitalized)	$3,921	4,002	5,160

Income taxes paid (net of refunds received)	$6,009	5,525	8,747

Noncash investing and financing activities:
Capital lease obligations incurred for equipment under capital lease	414	—	—
Machinery and equipment purchases included in accrued expenses	—	2,707	—
Additional consideration payable allocated to goodwill	—	1,903	—
Receipt of parcel of land recorded as donated capital, net of deferred taxes	—	186	—

See accompanying notes to consolidated financial statements.

METALSA, S. DE R.L. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(Thousands of US dollars)

(1)	Company activity and salient events

Activity

The Company is engaged in the manufacturing and sale of frames (chassises), heavy truck side rails, fuel tanks, and steel stamped parts for the automotive industry, mainly to the North America Free Trade Agreement (NAFTA) market. Company’s partners’ are Promotora de Empresas Zano, S. A. de C. V. (Proeza) 60% and Tower Automotive Mexico, S. de R. L., de C.V. (Tower) 40%. There are three facilities, Apodaca and San Luis Potosí in México and the other in Virginia USA.

(2)	Summary of significant accounting policies

The accounting policies and practices followed by the Company in the preparation of these consolidated financial statements are described below:

a)	Basis of translation

The functional currency of the Company and all its subsidiaries has been defined as the U.S. dollar in accordance with the SFAS No. 52 “Foreign Currency Translation” criteria. Therefore, monetary assets and liabilities are translated at the current exchange rate in effect at the end of the fiscal period, non-monetary assets and partners’ equity are remeasured at the historical exchange rate and revenue and expense accounts at the average rates that prevailed during the period, as applicable. Translation adjustments, including those related to income taxes, are recorded as translation gain or loss in the accompanying consolidated statements of earnings.

b)	Basis of presentation

The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles in United States (US GAAP), and are expressed in US dollars.

The accounting records of the Mexican companies are kept in Mexican pesos and in accordance with generally accepted accounting principles in Mexico (“Mexican GAAP”). Mexican GAAP vary in certain significant respects from generally accepted accounting principles in the United States of America (“U.S. GAAP”) and therefore, the financial statements of the company and its subsidiaries include certain adjustments to present them in accordance to U.S. GAAP and in U.S. dollars.

c)	Principles of consolidation

The consolidated financial statements includes the financial statements of Metalsa, S. de R.L. and its subsidiaries: Metalsa-Roanoke, Inc., Tecnología Aplicada en Procesos, S. de R.L. and Metalsa Servicios, S. de R.L., in which the Company holds a 100% interest and has control. All significant intercompany balances and transactions have been eliminated in consolidation.

METALSA, S. DE R.L. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(Thousands of US dollars)

d)	Cash and cash equivalents

Cash and cash equivalents consist of deposits in bank accounts, overnight repurchase agreements and other fixed interest instruments of immediate realization with an initial term of less than three months. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

e)	Inventories

Inventories are valued at the lower of standard cost, which approximates cost determined using the first-in, first-out method, or market.

Long-term spare parts inventory consist of spare and replacement parts that are critical in the operations of plant and equipment. The spare parts are recorded at cost and are expensed when used. The Company performs an evaluation of the physical conditions and future plans in the determination of a reserve for slow moving inventory.

f)	Goodwill

Goodwill represents the excess of the foreign subsidiary acquisition cost over the fair value of assets of the business acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long- Lived Assets. After the evaluation by the Company no impairment loss in 2004, 2003 and 2002 was determined.

g)	Property, plant and equipment

Property, plant and equipment are stated at historical cost. Plant and equipment under capital leases are stated at the present value of minimum lease payments. External direct costs of materials and services consumed in developing or obtaining internal computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to an internal use computer software project, to the extent of the time spent directly on the project are capitalized. The costs of mayor improvements are capitalized, while costs of maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed when incurred.

Interest is normally expensed as incurred, except when it is incurred in conjunction with major capital additions, and then it is capitalized as part of the asset cost. The amount of interest capitalized is determined by applying current interest rates to the average amount of accumulated capital expenditures during construction period. Interest capitalized during the year ended December 31, 2003 and 2004 was $213 and $70, respectively.

In conjunction with Metalsa Roanoke, Inc. major plant expansion during 2003, the Company received from Boteturt County, Virginia a parcel of land contiguous to the then existing facility with a fair value in excess of cash paid by the Company totaling $300. This amount was recorded in land and as donated capital, net of income taxes of $114, at the date of donation.

Depreciation and amortization is calculated primarily using the straight-line method according to the useful life of the asset determined by Company’s management as indicated in note 10.

METALSA, S. DE R.L. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(Thousands of US dollars)

h)	Other non-current asset

Other non-current assets are recorded at cost and represent primarily intangible assets with defined lives. Amortization expenses are calculated on the straight-line method over the respective useful lives, except deferred financing costs which are being amortized under the interest method. For the years ended December 31, 2004, 2003 and 2002, interest expense included $353, $340 and $340, respectively, of amortization of deferred financing costs. For the year ended December 31, 2003, interest expense includes $1,257 of deferred financing costs written of as a result of the refinancing of the related debt (see note 12).

i)	Derivative financial instruments

The Company accounts for derivatives and hedging activities in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, which requires that all derivative instruments be recorded on the balance sheet at their respective fair values.

On the date that a derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), a foreign-currency fair-value or cash-flow hedge (foreign currency hedge). For all hedging relationships the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item.

The Company enters into agreements to manage certain exposures to fluctuations in interest rates and currency exchange rates. Interest-rate contracts generally involve the exchange of floating interest rate for fixed and floating interest rate payments without the exchange of the underlying principal. Net amounts paid or received are reflected as adjustments to interest expense.

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is dedesignated as a hedging instrument, because it is unlikely that a forecasted transaction will occur, a hedged firm commitment no longer meets the definition of a firm commitment, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the Company continues to carry the derivative on the balance sheet at its fair value with subsequent changes in fair value included in earnings, and gains and losses that were accumulated in other comprehensive income are recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings.

METALSA, S. DE R.L. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(Thousands of US dollars)

j)	Seniority Premium and other postemployment benefits

The accumulated seniority premium benefits and postemployment benefits liability, to which the Mexican operations workers are entitled by the Mexican Labor Law are recognized in the results of each period, based on actuarial calculations of the present value of this liability. The amortization of prior years service cost, which has not been recognized, is based on the estimated personnel service life. As of December 31, 2004 and 2003, the estimated service life of employees entitled to the plan benefits is approximately 5.5 years.

k)	Deferred credit

Deferred credit arose from the acquisition in 2003 of future tax benefits. The Company accounts for this transaction in accordance with EITF 98-11 “Accounting for Acquired Temporary Differences in Certain Purchase Transactions” that are not accounted for a Business Combinations, which requires that the difference between the amount paid and the future tax benefit be amortized to income tax expense in proportion to the realization of the tax benefits that give rise to the deferred credit (see note 15).

l)	Income tax (IT), business asset tax (BAT) and employee statutory profit sharing (ESPS)

IT and ESPS are accounted for under the asset and liability method. Deferred taxes are recognized (assets and liabilities) for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. ESPS (current and deferred) is only provided for Mexican companies with employees and is recorded as part of the selling, general & administrative expenses.

Because the Company uses the US dollar as the functional currency for its Mexican operations, no deferred IT and ESPS are provided for the difference between the foreign currency equivalent of the US dollar cost and the indexed tax basis of the non monetary assets and liabilities.

m)	Capital shares and additional paid-in capital

Capital shares and additional paid-in capital were converted at the historical exchange rate at the date of the contributions if made in Mexican pesos or at the US dollar value if the contribution was made in dollars.

METALSA, S. DE R.L. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(Thousands of US dollars)

n)	Revenue recognition

The Company recognizes revenue when the products are shipped and the customer takes ownership and assumes the risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. The Company records the necessary provisions to recognize sales commissions, refunds and discounts at the time the related revenue is recognized, which are deducted from sales or recognized as sales expense, as determined by the circumstances.

Revenue from separately priced engineering services and tooling contracts is recorded when the project reaches the milestones contractually established and the purchase order from the customer is obtained, which is similar to percentage of completion. If the Company has a contractual right to bill its customers, costs incurred in connection with the design and development of tooling are carried as component of current accounts receivable. A loss is recognized if the Company forecasts that the amount of capitalized tooling and engineering services exceeds the amount to be realized.

Revenue and cost of sales, including amounts attributable to separately priced engineering and tooling contracts, are presented on a gross basis in the consolidated statement of earnings because the Company is acting as principal and is subject to significant risks and rewards in connection with the process of bringing the product to its final state. For the years ended December 31, 2004, 2003 and 2002, revenues from tooling contracts amounted to $44,111, $24,308 and $36,494, respectively.

o)	Trade accounts receivable and concentration of credit risk

The Company made net sales to four clients that represent approximately 80%, 87% and 80% of total net sales during 2004, 2003 and 2002, respectively. These clients’ accounts receivable balances as of December 31, 2004 and 2003 represent approximately 70% and 80% of total accounts receivable, respectively. The Company records the necessary reserves for losses in the recovery of accounts receivable based on management analysis and estimates.

Beginning in 2004, the Company acquires a substantial portion of the steel to be used by the Company for certain customer models directly from those customers. As a result, the Company has minimal exposure to changes in steel prices for parts supplied to these customers, which collectively represented 43 percent of the Company’s revenues in 2004.

p)	Commitments and contingencies

Significant obligations or losses related to contingencies are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. If these reasonable elements do not exist, their qualitative disclosure is included in the notes to the consolidated financial statements. Contingent income, earnings or assets are recognized when there is almost absolute certainty of their realization.

METALSA, S. DE R.L. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(Thousands of US dollars)

q)	Impairment of property, plant and equipment, goodwill and other non-current assets

In accordance with Statement 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

r)	Use of estimates

The preparation of consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment; valuation allowances for receivables, inventories and deferred income tax assets; valuation of financial instruments; and assets and obligations related to employee benefits. Actual results could differ from those estimates and assumptions.

s)	Other, net

For the years ended December 31, 2004, 2003 and 2002 other expenses include the following:

			(Unaudited)
	2004	2003	2002
Loss on disposition of fixed assets	$—	—	(3,096)
Disallowed value added tax	(500)	—	—
Legal expenses	(23)	(759)	(1,690)
Other	(389)	5,103	(2,969)

	$(912)	4,344	(7,755)

METALSA, S. DE R.L. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(Thousands of US dollars)

t)	Product warranties

The Company generally warrants its products against certain manufacturing and other defects in material and workmanship. These product warranties are provided for specific periods of time and are applicable assuming the product has not been subjected to misuse, improper installation, and negligence or shipping damage. As of December 31, 2004 and 2003, the Company had no accrual for estimated product warranty claims and there was no warranty claims expense for the years ended December 31, 2004, 2003 and 2002.

u)	Preproduction costs

The Company follows the provisions of Emerging Issues Task Force (EITF) Issue No. 99-5, “Accounting for Pre-production Costs Related to Long-Term Supply Arrangements,” that requires all pre-production tooling costs incurred for tools that the Company will not own be expensed as incurred, unless the supply agreement provides the supplier with the noncancellable right to use the tools or the reimbursement costs is contractually guaranteed by the customer. At December 31, 2004 and 2003, $7,076 and $4,941 were included as part of accounts receivable as reimbursable costs.

v)	Earnings per share

Basic and diluted earnings per share are computed by dividing net income by the weighted-average number of capital shares outstanding for the period. Weighted-average number of shares outstanding during the years ended December 31, 2004, 2003 and 2002 amounted to 7,423 million shares.

(3)	Exchange rate and position in Mexican pesos

The amounts shown in this note are expressed in thousands of Mexican pesos. The Mexican peso exchange rates as of December 31, 2004 and 2003, was $0.0888 and $0.0890, respectively. At March 18, 2005, the exchange rate is approximately $0.0891.

The foreign currency assets and liabilities held as of December 31, 2004 and 2003, are as follows:

	2004	2003
Current assets	$404,924	141,638
Less:
Current liabilities	(324,615)	(196,855)
Long-term liabilities	(599,121)	(638,310)

Net liabilities	$(518,812)	(693,527)

(4)	Derivative financial instruments

The Company uses both interest-rate-related derivative instruments (Interest Rate Swaps or IRS) to manage its exposure on its debt obligations. The Company does not enter into derivative instruments for any purpose other than cash-flow-hedging purposes. That is, the Company does not speculate using derivative instruments.

METALSA, S. DE R.L. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(Thousands of US dollars)

By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality domestic financial counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates.

The Company uses variable-rate USD debt to finance its operations. The debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to limit the variability of total of its interest payments. To meet this objective, management enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the debt issuance obligations to fixed cash flows. Under the terms of the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent (synthetic) of fixed-rate debt.

As of December 31, 2004 and 2003, Metalsa had the following interest rate contracts outstanding:

•	For the years ended December 31, 2004 and 2003, the Company has an amortizing interest rate swap contract related to Metalsa’s long-term debt which was not designated as a hedge. The swap converts $24.75 million dollars notional amount from variable rate (LIBOR 3M) to fixed rate (4.3%). The Company has estimated losses of approximately $318 and $936, for 2004 and 2003, respectively to account for its fair market value. As a result of the fair market value for the interest rate swap a $618 benefit was recorded as a reduction of the interest expense during 2004 and as interest expense of $900 for 2003.

•	During 2004, the Company entered into an amortizing interest rate swap contract related to Metalsa’s long-term debt. The swap converts 50 million dollars notional from variable rate (LIBOR 3M) to fixed rate (2.6%). The Company designated the financial instrument as a cash flow hedge and recorded approximately $1.232 million as a result of the fair market value for the swap at the balance sheet date, as a part of the comprehensive income within the partners’ equity and other non-current assets. The deferred IT effect of this transaction amounted to approximately $370.

No hedge ineffectiveness on cash flow hedges was recognized during 2004. During 2005, the Company estimates that an additional $142 will be reclassified from Other Comprehensive Income as a decrease in interest expense.

During 2003 the Company had currency exchange forward contracts. The purpose of Metalsa’s currency strategy is to reduce the exposure that the Company has to Mexican pesos’ exchange rate due to the outflows in such currency. The Company enters into currency exchange forward contracts to hedge part of its anticipated working capital expenses, such as salaries and wages, in Mexican pesos. These contracts cover periods, generally within nine months, and are negotiated with carefully selected banks. At December 31, 2004, there are no currency exchange forward contracts.

METALSA, S. DE R.L. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(Thousands of US dollars)

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, long-term debt and deposits approximate their fair value due to the short-term nature and maturities of these assets and liabilities.

(5)	Related parties

At December 31, 2004 and 2003, the balances and transactions with related parties are as follows:

(a) Due from

	2004	2003
Proeza Grede S. de R.L. de C.V.	734	—
Tower, Inc.	636	—
Others	341	99

	$1,711	99

(b) Due to

Promotora de Empresas Zano, S.A. de C.V.	$5,332	5,082
Tower Automotive, Inc.	2,429	4,953
Proeza, S.A. de C.V.	765	—
Others	326	548

	$8,852	10,583

(c)	Related party transactions

The transactions carried out during the years ended December 31, 2004, 2003 and 2002, with related parties are as follows:

			(Unaudited)
	2004	2003	2002
Sales	$1,666	2,001	4,551

Purchases	$7,541	9,709	10,002

Service and technical assistance	$16,722	12,408	16,282

The Company has a contract with its parent companies Proeza (3.6%) and Tower (1.5%), whereby it agrees to pay for administrative services and technical assistance provided, respectively. The amount to be paid for these services is determined, based on a percentage of sales, amounted to $16,722, $12,408 and $16,282 for 2004, 2003 and 2002, respectively.

The Company agreed with Tower and Proeza to pay amounts due under this contract for 2001 over the following six years on a monthly basis; however this amount can be paid in full at any time. The amount being paid on a monthly basis to Tower is approximately $58 and to Proeza is $112. The unpaid balance as of December 2004 and 2003 to Tower amounts to $1,702 and $2,398, respectively and to Proeza amounts to $2,553 and $3,897, respectively.

METALSA, S. DE R.L. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(Thousands of US dollars)

(6)	Accounts receivable

At December 31, 2004 and 2003, accounts receivable are as follows:

	2004	2003
Trade	$69,011	28,134
Advances for taxes and other accounts receivable	11,002	5,483
Receivable from tools and dies projects	11,138	6,581
Related parties (note 5)	1,711	99

	92,862	40,297
Less allowance for doubtful accounts	206	131

	$92,656	40,166

For the years ended December 31, 2004, 2003 and 2002, the net sales include $45,928, $24,422 and $35,972 of revenue from tools and dies projects, respectively. At December 31, 2004, 2003 and 2002, the unbilled portion for tools and dies projects amounts to $7,076, $4,941 and $7,305, respectively.

A summary of the changes in the allowance for doubtful accounts for the years ended December 31, 2004, 2003 and 2002 is as follows:

	Balances
	at			Balances
	beginning	Charges to		at end of
Description	of period	expense	Write-off	year
Year ended:
December 31, 2002 (unaudited)	$—	429	(52)	$377
December 31, 2003	$377	(246)	—	$131
December 31, 2004	$131	348	(273)	$206

(7)	Inventories

At December 31, 2004 and 2003, inventories consist of:

	2004	2003
Raw material	$14,343	9,895
Work-in process	9,464	6,823
Finished goods	7,275	5,016
Spare parts and materials in-transit	7,852	8,123

	38,934	29,857

Less allowance for obsolescence and slow moving	840	24

	$38,094	29,833

METALSA, S. DE R.L. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(Thousands of US dollars)

(8)	Other current assets

At December 31, 2004 and 2003, other current assets are as follows:

	2004	2003
Refundable taxes	$657	654
Prepaid insurance	544	652
Notes receivable	—	457
Other	324	1,070

	$1,525	2,833

(9)	Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows:

Balance as of December 31, 2002 (unaudited)	$10,906
Goodwill acquired during the year	1,903

Balance as of December 31, 2003	12,809
Changes during the year	—

Balance as of December 31, 2004	$12,809

Through December 31, 2003, Metalsa Roanoke Inc. was contingently liable for additional cash consideration should the Metalsa Roanoke Inc operating results, as defined, exceed certain targeted levels. As of December 31, 2003, the outcome of this contingency arising from the original acquisition of the business in December 2000 was determined. Accordingly, at December 31, 2003 the Company accrued additional consideration payable of $1,903 and allocated the additional cost to goodwill. This additional consideration was paid to the seller during the year ended at December 31, 2004.

(10)	Property, plant and equipment

At December 31, 2004 and 2003, the investment in property, plant and equipment is analyzed as follows:

			Depreciation
	2004	2003	Rates
Land	$1,339	1,339
Building	81,536	77,719	2.9%
Plant and equipment	364,142	341,009	9%
Transportation equipment	737	474	33%
Furniture and fixtures	6,944	6,455	17%
Computer equipment	7,150	6,893	50%
Tools and dies	1,565	1,500	20%
Construction in progress	18,839	11,992	—

	482,252	447,381
Less accumulated depreciation	163,135	133,167

	$319,117	314,214

METALSA, S. DE R.L. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(Thousands of US dollars)

Property, plant and equipment include capitalized interest of $4,101 net of accumulated amortization, of which $70 was capitalized during 2004 and $212 was capitalized in 2003.

(11)	Other non-current assets

At December 31, 2004 and 2003, other non-current assets are integrated as follows:

	2004	2003
Software	$8,684	6,641
Deferred financing cost	1,181	1,184
Derivative financial instruments (note 4)	1,232	—
Others	528	474

	11,625	8,299

Less accumulated amortization	2,969	689

	$8,656	7,610

(12)	Long-term debt and bank loans

At December 31, 2004 and 2003, long-term debt is as follows:

	2004	2003
a) Syndicated credit contract payable in semiannual principal installments	$150,000	140,000

b) ECA premium credit contract to EUR 5.2 in 2004 and 4.9 in 2003	5,193	4,920

Less current installments of long-term debt	13,299	399

Long-term debt, net	$141,894	144,521

a)	During 2003, the Company and Metalsa Roanoke refinanced its long-term debt. Through this refinancing they obtained a $150 million Dual Tranche Syndicated Facility (the facility). The facility has two tranches, A and B. Tranche A is a $125 million five-year amortizing facility and Tranche B is a $25 million three-year revolving credit facility. Tranche B has an extension option for and additional year, but such extension requires the approval of 100% of Tranche B lenders. At December 31, 2004, the amount outstanding was $150 million.

Tranche A has a 24 month grace period, then semi-annual amortizations as follows: 10% in months 24, 30 and 36; 15% in months 42 and 48 and 20% in months 54 and 60. Tranche B will be paid in full at maturity (year three).

METALSA, S. DE R.L. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(Thousands of US dollars)

The interest rate for the Tranche A is LIBOR plus 125 basis points (bps) for the first two years, LIBOR plus 137.5 bps for year three and four and LIBOR plus 150 bps for the fifth year. For Tranche B the interest rate will be LIBOR plus 125 bps for the first two years and LIBOR plus 150 bps for the third year. The average interest rates during the years ended December 31, 2004 and 2003 were 2.73% and 2.83%, respectively.

The facility imposes certain covenants with which, at December 31, 2004 and 2003, the Company was in compliance. Also, the Company irrevocably guarantees both tranches.

b)	Additionally, the purchase of two pieces of equipment in 2004 was financed with a long-term loan for the equivalent in US Dollars of EUR 5.2 million. The loan will be paid in 14 equal installments over 7 years beginning in 2004 and is secured by the equipment acquired. The Company and Roanoke irrevocably guarantee this loan.

The maturities of long-term debt are as follows:

Years ending December 31:
2006	$50,799
2007	38,299
2008	50,799
2009 and thereafter	1,997

$141,894

The Company has contracted several lines of credit for approximately 50 million dollars. As of December 31, 2004 and 2003, the Company has not used these lines of credit.

(13)	Leases

Metalsa Roanoke is obligated under capital leases covering machinery and equipment that expire in 2009. These leases generally contain renewal options for periods ranging from three to five years and require Metalsa Roanoke to pay all executory costs such as maintenance and insurance.

METALSA, S. DE R.L. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(Thousands of US dollars)

Future minimum capital lease payments as of December 31, 2004 are:

Year ending December 31:
2005	$110
2006	110
2007	110
2008	110
2009	9

Total minimum lease payments	449

Less estimated executory costs	(75)

Net minimum lease payments	374

Less: amount representing interest (at the rate of 4%)	(30)

Present value of net minimum capital lease payments	344

Less current portion of obligations under capital leases	(84)

Obligations under capital leases, excluding current portion	$260

Rent expense under operating leases during 2004 and 2003 approximated $1.3 million and $1.6 million, respectively.

(14)	Accounts payable and accrued liabilities

At December 31, 2004 and 2003, liabilities and accruals are as follows:

	2004	2003
Trade	$57,243	26,064
Accounts payable and accrued liabilities	14,141	15,424
Related parties (note 5)	8,852	10,583
Interest payable	656	159

	$80,892	52,230

The Company made purchases of raw material from four suppliers that represented 58%, 53% and 48%of its total purchases made during 2004, 2003 and 2002. The balance of the accounts payable to this supplier as of December 31, 2004 and 2003 represents 58% and 42% of total accounts payable, respectively.

METALSA, S. DE R.L. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(Thousands of US dollars)

(15)	Deferred credit

At December 31, 2004 and 2003, the deferred credit balance is as follows:

	2004	2003
Deferred credit	$33,661	33,748
Less:
Accumulated amortization	10,842	3,113

	$22,819	30,635

In 2003, through a subsidiary, the Company paid $6,200 for an entity whose primary asset was $42,752 of tax loss carryforwards. The difference between the purchase price and the fair value was recorded as a deferred credit, as required by EITF 98-11 “Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations”. The deferred credit is in Mexican pesos and subject to transaction gain or (loss), which for the years ended December 31, 2004 and 2003 amounted to $95 and $2,598, respectively.

(16)	Other long-term liabilities

Other long-term liabilities represent deferred current tax from years 2000, 2001 and 2002 as a result of the use the preference tax rate instead of enacted tax rate. This amount will be paid to the taxing authorities when the Company pays a dividend in excess of predetermined amount. As of December 31, 2004, $196 was included as a current portion within accrued liabilities.

(17)	Partners’ equity

The characteristics of partners’ equity are as follows:

(a)	Capital shares

•	Capital shares represent the capital of the Company, each one representing the value of the contribution made by the respective partner. Each partner has one vote for each Mexican peso of contributed capital;

•	Capital shares can be divided up to four series. Series A must be owned by individuals or groups of partners that have an affiliate’s relation, parent, and subsidiaries and of Mexican nationally whose by-laws have the direct and indirect exclusion clause for foreign nationals that reside in Mexico as legal residents. Series B can be subscribed to any person or legal entity;

•	The capital shares of the Company amounts to $12,718 of Series A and B;

•	The partners have the first right of refusal to subscribe new shares of each series held by them whenever an increase in capital is approved.

METALSA, S. DE R.L. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(Thousands of US dollars)

(b)	Partners’ equity transactions

In September 2004, the Company paid dividends of $4.7 million dollars: $2.8 and $1.9 to Proeza and Tower, respectively.

In an Ordinary Partners Meeting held on January 28, 2003, the Company’s partners approved a $10,404 dividend, payable in two installments. The first installment amounting to $8 million dollars was paid in February 2003 and the remaining was to be paid during the second half of 2003 if the Company met its financial projections for 2003. The remaining 2004 of the dividend was canceled.

In 2004, the Company recognized the provisions of FASB 133, whose effect was $1,232.

(c)	Retained earnings

The principal restrictions to retained earnings are:

1.	The Company is required to maintain a legal reserve as defined in the Mexican Business Law. At December 31, 2004, the legal reserve is $257.

2.	Earnings distributed as dividends in excess of accumulated tax earnings will be subject to payment of income taxes in accordance with the Mexican Income Tax Law. At December 31, 2004, no deferred income tax has been recognized over this excess because it is expected that dividends will be paid free of taxes.

(18)	Income tax (IT), business assets tax (BAT) and employees’ statutory profit sharing (ESPS) and deferred taxes

The income tax law in Mexico provides that companies must pay either IT or BAT depending on which amount is greater with respect to their Mexican operations. Both taxes recognize the effects of inflation. ESPS is calculated on a similar basis as IT without recognizing the effects of inflation

BAT law establishes a 1.8% tax levy on assets, indexed for inflation in the case of inventory and property, plant and equipment, after deducting certain liabilities. This same law allows the use of the net assets balance of the preceding fourth period, updated with NCPI, as the basis for the calculation of this tax, the option currently being followed by the Company. BAT levied in excess of IT for the period may be recovered, restated for inflation, in any of the succeeding ten years, provided that the IT incurred exceeds BAT in such period. At December 31, 2004 and 2003, there is no BAT available to carry forward.

The Company accounts for IT and ESPS under the asset and liability method. As mentioned below, the deferred income taxes, for its Mexican operations, were calculated assuming a 30% tax rate for current assets and current liabilities; 29% and 28%, for assets whose tax effects will be reversed after 2005 and 2006. Also the Company has recorded deferred ESPS at the statutory rate of 10% for the Mexican company which has employees. Because ESPS is not considered a tax under US GAAP, the effects of the current and deferred provisions has been recorded as part of the selling, general and administrative expenses. Deferred income taxes arising from Metalsa Roanoke, Inc. were calculated using a tax rate of approximately 39%. This tax rate considers US federal and state taxes.

METALSA, S. DE R.L. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(Thousands of US dollars)

Because the Company and its subsidiaries file their income tax returns separately, the income tax expense represents the combined tax expense of the Company and its subsidiaries. Income tax expense for the years ended December 31, 2004, 2003 and 2002 is summarized as follows:

	2004	2003	2002
			(unaudited)
Current Mexican taxes	$5,678	5,107	6,604
Current US Federal and state taxes	20	—	—
Deferred Mexican taxes	3,861	1,362	8,262
Deferred US Federal and state taxes	2,898	3,347	3,817
Amortization of deferred credit	(7,705)	(3,263)	—

	$4,752	6,553	18,683

Pre tax book income for the Mexican operations and its foreign subsidiary for the years ended December 31, 2004 and 2003 were $31,377, $7,958, $13,209 and $9,139, respectively.

During the month of December 2004, the Mexican Congress approved changes to the Income Tax Law. The main changes and their impact on the Company’s financial statements, through the calculation of deferred IT and ESPS were as follows:

1.	A reduction in the income tax rates from previously approved tax rate of 32% in 2005 to a new tax rate of 30%. Also, for years 2006 and 2007 the tax rates will decrease to 29% and 28%, respectively. The effect of the reduction in the deferred income tax asset calculation was $668.

2.	Beginning on 2005, the purchases of raw materials will no longer be deductible for tax purposes; instead the deduction will be the cost of sales. The ending inventory deducted for tax purposes will be repaid through a phase-out period of six years.

3.	Beginning on 2006, the Company will be able to deduct for tax purposes the ESPS paid to its employees. Based upon that change, deferred income tax effects were calculated over the deferred ESPS balance using the expected income tax rate. The deferred income tax effect of this change amounted to approximately $985.

Income tax expense attributable to income from continuing operations before IT differed from the amounts computed by applying the Mexican rates of 33% in 2004 and 34% in 2003 to pretax income from continuing operations, as a result of the following:

	2004	2003
Computed expected tax expense	$12,980	7,598
Non-deductible expenses	93	2,332
Effects of changes in the income tax law	(317)	—
Excess of income tax rate of foreign subsidiary	254	—
Excess of depreciation expense due to exchange rate for which there is no tax benefit	1,720	1,525
Amortization of deferred credit related to acquired loss carryforwards	(7,705)	(3,263)
Tax rate differential effects of inflation and other, net	(2,273)	(1,639)

Actual income tax expense	$4,752	6,553

METALSA, S. DE R.L. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(Thousands of US dollars)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, as of December 31, 2004 and 2003 for the Mexican operations, are presented below:

	2004	2003
Deferred tax assets:
Allowance for doubtful accounts	$27	41
Liability accruals	4,049	3,544
Tax loss carryforwards	29,756	36,867

Total deferred tax assets	33,832	40,452

Deferred tax liabilities:
Inventories	(5,653)	(6,563)
Deferred revenue	(2,128)	(1,630)
Property, plant, equipment and intangible assets	(15,450)	(17,638)
Derivative financial instruments	(370)	—

Total deferred tax liabilities	(23,601)	(25,831)

Total deferred tax asset, net	$10,231	14,621

The rollforward for the net deferred IT asset for the years ended December 31, 2004 and 2003 for the Mexican operations is presented below:

	2004	2003
Initial balance of deferred income tax	$14,621	(25,613)
Deferred IT from acquisition	—	42,752
Deferred IT of derivate financial instruments	(370)	—
Deferred IT expense	(3,861)	(1,362)
Transaction loss	(159)	(1,156)

Ending balance	$10,231	14,621

METALSA, S. DE R.L. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(Thousands of US dollars)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, as of December 31, 2004 and 2003 for the foreign subsidiary operations, are presented below:

	2004	2003
Deferred tax assets:
Allowance for doubtful accounts	$44	—
Tax loss carryforwards	2,266	1,476
AMT credit carryforward	117	62
Other	55	10

Total deferred tax assets	2,482	1,548

Deferred tax liabilities:
Property, plant and equipment	(9,879)	(8,785)
Goodwill	(3,516)	(746)
Other	—	(32)

Total deferred tax liabilities	(13,395)	(9,563)

Total deferred income tax liabilities, net	$(10,913)	(8,015)

The rollforward for the net deferred IT liability for the years ended December 31, 2004 and 2003 for the foreign subsidiary is presented below:

	2004	2003
Initial balance of deferred income tax	$(8,015)	(4,554)
Deferred IT in partners’ equity	—	(114)
Deferred IT expense	(2,898)	(3,347)

Ending balance	$(10,913)	(8,015)

The tax effect of temporary difference that give rise to significant portions of the deferred ESPS liability, as of December 31, 2004 and 2003 are presented below:

	2004	2003
Deferred ESPS assets:
Allowance for doubtful accounts	$9	13
Liability accruals	1,095	1,085
Unrealized exchange loss	1,144	1,450

Total deferred ESPS assets	2,248	2,548

Deferred ESPS liabilities:
Inventories	215	(1,983)
Deferred revenues	(710)	(494)
Property, plant and equipment	(6,202)	(6,521)
Derivative financial instruments	(123)	—

Total deferred ESPS liabilities	(6,820)	(8,998)

Total deferred ESPS liabilities, net	$(4,572)	(6,450)

METALSA, S. DE R.L. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(Thousands of US dollars)

The rollforward for the net deferred ESPS liability for the years ended December 31, 2004 and 2003 is presented below:

	ESPS
	2004	2003
Initial balance of ESPS liability	$(6,450)	(9,378)
Deferred ESPS benefit	1,982	2,258
Deferred ESPS in partners’ equity	(123)	—
Transaction gain	19	670

Ending balance	$(4,572)	(6,450)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or tax carryforwards are utilizable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $103,450 for its Mexican operation prior to the expiration of the net operating loss carryforwards in 2011 and $6,700 for its foreign subsidiary. Taxable income for the years ended December 31, 2004 and 2003 was approximately $28,600 and $21,900, respectively. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences and tax carryforwards. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. At December 31, 2004, the tax loss carryforwards for its Mexican subsidiaries are as follows:

	Historical Amount	Expiration Year
1996	$9,524	2006
1997	732	2007
1998	6,281	2008
2001	86,913	2011

	$103,450

At December 31, 2004, Metalsa Roanoke had net loss carryforwards for federal income tax purposes of approximately $6,700, which are available to offset future taxable income. The net loss carryforwards will expire in 2023. In addition, the Company has alternative minimum tax credit carryforwards of $117 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

The Company has not recognized a deferred tax liability of approximately $5,510 for the undistributed earnings of its foreign operations that arose in 2004 and prior years because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company is no longer able to demonstrate that it plans to permanently reinvest undistributed earnings. As of December 31, 2004 the undistributed earnings of these subsidiaries were approximately $18,368.

METALSA, S. DE R.L. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(Thousands of US dollars)

Since the Mexican peso could potentially decline in value relative to the U.S. dollar, a translation loss could be realized for the deferred tax assets denominated in Mexican pesos. Alternatively, translation gain could potentially be realized in future periods in the event of an increase in the value of the Mexican peso.

(19)	Employee Benefit Plan

Metalsa Roanoke, Inc. has a 401(k) investment plan (the Plan) for the benefit of its employee. Employees are eligible to participate in the Plan in the quarter following their first 60 days of service. Under the Plan, employees may elect to have up to 16% of their salary, subject to Internal Revenue Service limitations, withheld on a pretax basis. The company matches 100% of employees’ contributions up to 3% of their compensation, then matches 50% of employees’ contributions up to an additional 2% of their compensation. Metalsa Roanoke, made matching contributions of approximately $354 and $230, for the years ended December 31, 2004 and 2003, respectively.

As an additional incentive, the Metalsa Roanoke established deferred profit sharing as a part of the Plan. Deferred profit sharing is based on the Company reaching 75% of the target operating income as defined by the Plan. To be eligible, employees must be employed on the last day of the plan year or employment terminated because of retirement age, death or disability. The employee must complete at least 1,000 hours of service during the plan year. Employees receive up to 5% of their wages excluding bonuses and are 100% vested after three years of service. If the target operating income is below 75%, there is no profit sharing in the plan year. For the years ended December 31, 2004 and 2003, Metalsa Roanoke made profit sharing contributions of $586 and $340, respectively.

(20)	Reconciliation of Net Earnings to Net Cash Provided by Operating Activities

The reconciliation of net earnings to net cash provided by operating activities for the years ended December 31, 2004, 2003 and 2002 follows:

			(Unaudited)
	2004	2003	2002
Net earnings	$34,583	15,795	32,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,024	27,180	19,417
Bad debt expense	348	429	—
Amortization and write-off of deferred financing costs	224	286	81
Deferred ESPS	(1,982)	(2,258)	2,099
Inventory reserve	816	24	—
Amortization of deferred credit	(7,705)	(3,263)	—
Deferred income tax	6,759	4,823	12,079
Accrual for seniority premiums	474	1,646	(303)
Derivative financial instruments	(582)	—	—
Translation (gain)/ loss	(2,665)	(1,408)	(3,731)
Change in operating assets and liabilities:
Trade accounts receivable	(52,838)	(3,605)	16,935
Inventories	(9,077)	2,740	(7,530)
Other current assets	1,308	(1,978)	96
Trade accounts payable and accrued liabilities	31,938	2,949	(21,957)
Accrued seniority premium	—	—	(612)
Other long-term liabilities	27	—	870

Net cash provided by (used in) operating activities	$33,652	43,360	50,132

METALSA, S. DE R.L. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(Thousands of US dollars)

(21)	Contingencies and commitments

The Company has the following contingencies and commitments:

(a)	There is an agreement with a related party to quote certain parts and accessories required by the Company. This agreement establishes that should the Company require Japanese origin, they should be bought to this related party, if the costs are similar.

(b)	In accordance with to the tax law in force, tax authorities have the right to review up to the five tax periods prior to the last income tax return filed.

(c)	According to the Income Tax Law, companies carrying out operations with related parties, residing in the country or abroad, are subject to tax limitations and obligations, regarding the determination of agreed-upon prices, since they must be equivalent to those that would be used with or between independent parties in comparable operations.

In case the tax authorities review the prices and reject the determined amounts, they could demand, besides collection of corresponding tax and accessories (update and late charges), fines over the omitted contributions, which could reach up to 100% of the updated amount of the contributions.

(d)	Metalsa Roanoke, Inc. has certain non-cancelable operating leases that expire over the next four years. Future minimum lease payments under noncancelable operating leases as of December 31, 2004 are as follows in dollars:

Years ending December 31:
2005	$49
2006	20
2007	.4

$69.4

(22)	Recently Issued Accounting Standards

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. This Statement is a revision to Statement 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. For nonpublic companies, this Statement will require measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock options. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. This Statement will be effective for the Company as of January 1, 2006.

In December 2004, the FASB issued FASB Statement No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under this Statement, such items will be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement will be effective for the Company for inventory costs incurred on or after January 1, 2006.

METALSA, S. DE R.L. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(Thousands of US dollars)

In December 2004, the FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets, which eliminates an exception in APB 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This Statement will be effective for the Company for nonmonetary asset exchanges occurring on or after January 1, 2006.

The Company believes that the adoption of the recently issued accounting standards will have no material effect on the Company’s consolidated financial statements.

EXHIBIT DESCRIPTION

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended by the Certificate of Amendment to Certificate of Incorporated, dated June 2, 1997, incorporated by reference to the Registrant’s Form S-3 Registration Statement (Registration No. 333-38827), filed under the Securities Act of 1933 (the “S-3”)	*

3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Company’s Form S-1 Registration Statement (Registration No. 333-80320) (the “S-1”).	*

4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 of the S-1.	*

4.2	Euro Indenture, dated July 25, 2000, by and among R.J. Tower Corporation, certain of its affiliates and United States Trust Company of New York, as trustee (including the form of notes), incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-4 Registration Statement (Registration No. 333-45528), as filed with the SEC on December 21, 2000(the “S-4”).	*

4.3	Exchange and Registration Rights Agreement, dated July 25, 2000, by and among R.J. Tower Corporation, certain of its affiliates and Chase Manhattan International Limited, Bank of America International Limited, ABN AMRO Incorporated, Donaldson, Lufkin & Jennrette International, First Chicago Limited and Scotia Capital (USA) Inc. (collectively, the “Initial Purchasers”), incorporated by reference to Exhibit 4.2 of the S-4.	*

4.4	Deposit Agreement, dated July 25, 2000, among R.J. Tower Corporation, Deutsche Bank Luxembourg S.A., and the Trustee, incorporated by reference to Exhibit 4.3 of the S-4.	*

4.5	Indenture, dated as of July 28, 1997, by and between the Registrant and Bank of New York, as trustee (including form of 5% Convertible Subordinated Note due 2004) incorporated by reference to Exhibit 4.5 of the S-3.	*

4.6	Indenture, dated June 13, 2003, among Registrant, certain subsidiaries and BNY Midwest Trust Company, as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-4 Registration Statement (Registration No. 333-107232), filed under the Securities Act of 1933 (the “2003 S-4”).	*

4.7	Registration Rights Agreement, dated June 13, 2003, by and among the Registrant, certain of its subsidiaries, and J.P. Morgan Securities Inc., for itself and on behalf of other Initial Purchases, incorporated by reference to Exhibit 4.2 of the 2003 S-4.	*

Exhibit No.
10.1**	1994 Key Employee Stock Option Plan, incorporated by reference to the S-1.	*

10.2**	Tower Automotive, Inc. Independent Director Stock Option Plan, incorporated by reference to Exhibit 4.3 of the Registrant’s Form S-8 dated December 5, 1996, filed under the Securities Act of 1933.	*

10.3	Joint Venture Agreement by and among Promotora de Empresas Zano, S.A. de C.V., Metalsa, S.A. de C.V. and R.J. Tower Corporation dated as of September 26, 1997 incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K dated October 23, 1997, filed under the Securities Exchange Act of 1934.	*

10.4	Certificate of Trust of Tower Automotive Capital Trust, incorporated by reference to Exhibit 4.1 of the Registrant’s1998 Second Quarter 10-Q, filed under the Securities Exchange Act of 1934.	*

10.5	Amended and Restated Declaration of Trust of Tower Automotive Capital Trust, dated June 9, 1998, incorporated by reference to Exhibit 4.2 of the1998 Second Quarter 10-Q, filed under the Securities Exchange Act of 1934.	*

10.6	Junior Convertible Subordinated Indenture for the 6 3/4% Convertible Subordinated Debentures, between Registrant and the First National Bank of Chicago, as Subordinated Debt Trustee, dated as of June 9, 1998, incorporated by reference to Exhibit 4.3 of the 1998 Second Quarter 10Q.	*

10.7	Form of 6 3/4% Preferred Securities, incorporated by reference to Exhibit 4.4 of the 1998 Second Quarter 10-Q.	*

10.8	Form of 6 3/4% Junior Convertible Subordinated Debentures, incorporated by reference to Exhibit 4.5 of the 1998 Second Quarter 10Q.	*

10.9	Guarantee Agreement, dated as of June 9, 1998, between Registrant as Guarantor, and the First National Bank of Chicago, as Guarantee Trustee, incorporated by reference to Exhibit 4.6 of the 1998 Second Quarter 10-Q.	*

10.10	Amended and Restated Credit Agreement among R.J. Tower Corporation, Tower Italia, S.r.L., Bank of America National Trust and Savings Association, as agent, and the other financial institutions named therein, dated August 23, 1999, incorporated by reference to Exhibit 10.43 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed under the Securities Exchange Act of 1934.	*

10.11 a	Tower Automotive, Inc. Long-Term Incentive Plan, incorporated by reference to Appendix A to Registrant’s Proxy Statement, dated April 12, 1999.	*

Exhibit No.
10.12 a	Tower Automotive, Inc. Director Deferred Stock Purchase Plan, incorporated by reference to Appendix A to Registrant’s Proxy Statement, dated April 10, 2000.	*

10.13 a	Tower Automotive, Inc. Key Leadership Deferred Income Stock Purchase Plan, incorporated by reference to Appendix B to Parent’s Proxy Statement, dated April 12, 1999.	*

10.14 a	Tower Automotive, Inc. Colleague Stock Purchase Plan, incorporated by reference to Exhibit 10.19 of the S-1.	*

10.15	Indenture for the 5.75% Convertible Senior Debentures dated as of May 24, 2004, Tower Automotive, Inc., as Issuer, and BNY Midwest Trust Company, as Trustee, incorporated by reference to Form 8-K, dated May 25, 2004.	* *

10.16	Form of Tower Automotive, Inc. 5.75% Convertible Senior Debenture, incorporated by reference to Form 8-K dated May 25, 2004.	*

10.17	Resale Registration Rights Agreement dated as of May 24, 2004, for the Tower Automotive, Inc. 5.75% Convertible Senior Debentures Due 2024, incorporated by reference to Form 8-K, dated May 25, 2004.	*

10.18	Purchase Agreement dated May 17, 2004 for the 5.75% Convertible Senior Debentures due May 15, 2024, incorporated by reference to Form 8-K, dated May 25, 2004.	*

10.19	Credit Agreement dated as of May 24, 2004, among R.J. Tower Corporation, Tower Automotive, Inc., and the various financial institutions from time to time parties thereto, incorporated by reference to Form 8-K, dated May 25, 2004.	*

10.20	Revolving Credit, Term Loan and Guaranty Agreement, as amended dated February 2, 2005, filed herewith.

10.21	Form of The Key Employee Retention Plan between Tower Automotive, Inc. and Key Employees incorporated by reference to Form 8-K, dated April 1, 2005.	*

10.22	Agreement between Tower Automotive, Inc., R.J. Tower Corporation and Silver Point Finance, LLC, dated February 3, 2005, filed herewith.

10.23	Fourth Amendment to Revolving Credit, Term Loan and Guaranty Agreement, dated April 29, 2005, filed herewith.

12.1	Statement and Computation of Ratio of Earnings to Fixed Charges filed herewith.

14.1	Code of Business Conduct and Ethics filed herewith

Exhibit No.
14.2	Code of Ethics for Senior Officers and Leaders filed herewith

21.1	List of Subsidiaries filed herewith.

23.1	Consent of Deloitte and Touche LLP filed herewith.

23.2	Consent of KPMG Cárdenas Dosal, S.C. filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

99.1	Audit Committee Charter filed herewith.

*	Incorporated by reference.

a Indicates compensatory arrangement.