Form 10-Q
period 2005-03-31
TOWER AUTOMOTIVE INC
filed 2005-10-03
CIK 925548

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission file number 1-12733
TOWER AUTOMOTIVE, INC.
(Exact name of Registrant as specified in its charter)

Delaware	41-1746238
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27175 Haggerty Road Novi, Michigan	48377
(Address of principal executive offices)	(Zip Code)
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

Yes ☑	No ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑	No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, at April 29, 2005 was 58,528,554 shares.

Tower Automotive, Inc.
Form 10-Q

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements.
TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands — unaudited)

	March 31, 2005	December 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$35,598	$149,101
Accounts receivable	528,912	346,031
Inventories	161,366	159,034
Prepaid tooling and other	127,118	124,938

Total current assets	852,994	779,104

Property, plant and equipment, net	1,161,655	1,205,640
Investments in joint ventures	216,144	227,740
Goodwill	166,985	174,563
Other assets, net	152,187	173,727

Total assets	$2,549,965	$2,560,774

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities not subject to compromise:
Current maturities of long-term debt and capital lease obligations	$139,828	$133,156
Accounts payable	327,216	638,118
Accrued liabilities	307,360	286,262

Total current liabilities	774,404	1,057,536

Liabilities subject to compromise	1,127,364	—

Non-current liabilities not subject to compromise:
Long-term debt, net of current maturities	105,662	1,239,562
Debtor-in-Possession borrowings	510,738	—
Convertible senior debentures	—	121,723
Obligations under capital leases, net of current maturities	34,689	36,823
Other non-current liabilities	222,738	226,062

Total non-current liabilities	873,827	1,624,170

Stockholders’ deficit:
Preferred stock	—	—
Common stock	666	666
Additional paid-in-capital	681,284	681,084
Retained deficit	(814,554)	(715,754)
Deferred compensation plans	(7,510)	(7,636)
Accumulated other comprehensive loss	(36,192)	(29,968)
Treasury stock	(49,324)	(49,324)

Total stockholders’ deficit	(225,630)	(120,932)

Total liabilities and stockholders’ deficit	$2,549,965	$2,560,774

     The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts — unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues	$915,880	$781,236
Cost of sales	851,089	720,591

Gross profit	64,791	60,645
Selling, general and administrative expenses	43,206	34,154
Restructuring and asset impairment charges, net	31,895	(5,607)

Operating income (loss)	(10,310)	32,098
Interest expense, net (contractual interest of $55,967 in 2005)	43,670	31,470
Chapter 11 and related reorganization items	41,622	—

Income (loss) before provision for income taxes, equity in earnings of joint ventures, minority interest, and gain on sale of joint venture	(95,602)	628
Provision (benefit) for income taxes	6,125	478

Income (loss) before equity in earnings of joint ventures, minority interest, and gain on sale of joint venture	(101,727)	150
Equity in earnings of joint ventures, net of tax	4,263	3,447
Minority interest, net of tax	(1,334)	(1,311)
Gain on sale of joint venture, net of tax	—	9,732

Net income(loss)	$(98,798)	$12,018

Basic earnings (loss) per share	$(1.68)	$0.21

Weighted average basic shares outstanding	58,648	57,342

Diluted earnings (loss) per share	$(1.68)	$0.21

Weighted average diluted shares outstanding	58,648	58,110

     The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands — unaudited)

	Three Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$(98,798)	$12,018
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:

Chapter 11 and related reorganization items, net	38,188	—
Non-cash restructuring and impairment	32,095	(6,276)
Depreciation	43,591	38,357
Deferred income tax provision (benefit)	2,343	(4,104)
Gain on sale of joint venture investment	—	(9,732)
Equity in earnings of joint ventures, net	(4,263)	(3,447)
Change in working capital and other operating items	(190,011)	(89,700)

Net cash used in operating activities	(176,855)	(62,884)

INVESTING ACTIVITIES:
Capital expenditures	(31,977)	(53,186)
Divestitures and other	—	54,595
Acquisitions	—	(21,299)

Net cash used in investing activities	(31,977)	(19,890)

FINANCING ACTIVITIES:
Proceeds from borrowings	16,151	14,630
Repayments of borrowings	(433,435)	(14,409)
Proceeds from DIP credit facility borrowings	623,738	—
Repayments of DIP credit facility borrowings	(111,125)	—

Net cash provided by financing activities	95,329	221

NET CHANGE IN CASH AND CASH EQUIVALENTS	(113,503)	(82,553)

Cash and cash equivalents, beginning of period	149,101	160,899

CASH AND CASH EQUIVALENTS, END OF PERIOD	$35,598	$78,346

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$13,074	$29,118
Income taxes paid (refunded)	$(295)	$(863)
     The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by Tower Automotive, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes primarily normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
As indicated in Note 2, Tower Automotive, Inc. and 25 of its U.S. Subsidiaries (collectively the “Debtors”) are operating pursuant to Chapter 11 under the Bankruptcy Code and continuation of the Company as a going concern is contingent upon, among other things, the Debtors’ ability: (i) to comply with the terms and conditions of the Debtor-in-Possession financing agreement described in Note 4; (ii) to obtain confirmation of a plan of reorganization under the Bankruptcy Code; (iii) to undertake certain restructuring actions relative to the Company’s operations in North America; (iv) to reduce unsustainable debt and other liabilities and simplify the Company’s complex and restrictive capital structure through the bankruptcy process; (v) to return to profitability; (vi) to generate sufficient cash flow from operations and; (vii) to obtain financing sources to meet the Company’s future obligations. These matters create uncertainty regarding the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of liabilities that might result from the outcome of these uncertainties. In addition, a plan of reorganization could materially change amounts reported in the Company’s consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets and liabilities that are necessary as a consequence of reorganization under Chapter 11.
Subsequent to the bankruptcy filing date, the provisions in Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”) applies to the Debtors’ financial statements while the Debtors operate under the provisions of Chapter 11. SOP 90-7 does not change the application of generally accepted accounting principles in the preparation of financial statements. However, SOP 90-7 does require that the financial statements, for periods including and subsequent to the filing of the Chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.
Revenues and operating results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year or any future period.
2. Chapter 11 Reorganization Proceedings
On February 2, 2005 (the “Petition Date”), the Debtors filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court Southern District of New York (“Bankruptcy Court”). The cases were consolidated for administrative purposes. An extensive liquidity deficiency in early 2005 and a significant amount of indebtedness, incurred through internal growth and acquisition activity made the filing necessary. The Debtors are operating their businesses as debtors-in-possession (“DIP”) pursuant to the Bankruptcy Code. An official committee of unsecured creditors has been appointed.

Customer pricing pressures, North American automotive production cuts, significantly higher material costs involving primarily steel and the termination of accelerated payment programs of certain customers adversely affected the Debtors’ operations and financial condition.
Pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of the Debtors’ liabilities as of the petition date or to enforce pre-petition date contractual obligations are automatically stayed. As a general rule, absent approval from the Bankruptcy Court, the Debtors are prohibited from paying pre-petition obligations. In addition, as a consequence of the Chapter 11 filing, pending litigation against the Debtors is generally stayed, and no party may take any action to collect pre-petition claims except pursuant to an order of the Bankruptcy Court. However, the Debtors have requested that the Bankruptcy Court approve certain pre-petition liabilities, such as payments for the retention of certain legal and financial professionals, employee wages and benefits and certain other pre-petition obligations. Since the filing, all orders sufficient to enable the Debtors to conduct normal business activities, including the approval of the Debtors’ DIP financing, have been entered by the Bankruptcy Court. While the Debtors are subject to Chapter 11, all transactions of the Debtors outside the ordinary course of business will require the prior approval of the Bankruptcy Court.
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
The Debtors intend to file a plan of reorganization with the Bankruptcy Court. The Company is unable to estimate what recovery such a plan of reorganization will provide holders of the Debtors’ unsecured pre-petition debt. While the Debtors filed for Chapter 11 to gain relief from significant pre-petition debt levels and to address needed operational restructuring of the business the extent to which such relief will be achieved is uncertain at this time. See Note 4 for a description of the DIP financing.
Financial Statement Classification
The majority of the Debtors’ pre-petition debt is in default and is classified as “Liabilities Subject to Compromise” in the accompanying Consolidated Balance Sheet at March 31, 2005 (See Note 4).
In addition to the Debtors pre-petition debt which is in default, liabilities subject to compromise reflects the Debtors other liabilities incurred prior to the commencement of the bankruptcy proceedings. These amounts represent the Company’s estimate of known or potential pre-petition claims to be resolved in connection with the bankruptcy proceedings. Such claims remain subject to future adjustments. Future adjustments may result from: (i) negotiations; (ii) actions of the Bankruptcy Court; (iii) further developments with respect to disputed claims; (iv) rejection of executory contracts and leases; (v) the determination of value of any collateral securing claims; (vi) proofs of claims; or (vii) other events. Payment terms for these claims will be established in connection with a plan of reorganization.

Liabilities subject to compromise consist of the following (in thousands):

March 31, 2005
Debt:
5.75% Convertible senior debentures	$125,000
Due to Tower Automotive Capital Trust	258,750
9.25% Senior Euro notes	195,555
12% Senior notes	258,000

Total debt	837,305
Accounts payable	260,689
Accrued interest on debt subject to compromise	21,128
Accrued liabilities	3,616
Executory contracts	4,626

Consolidated liabilities subject to compromise	1,127,364
Inter-company payable to non-Debtor subsidiaries	16,363

Total liabilities subject to compromise	$1,143,727

The Debtors have incurred certain professional and other expenses directly associated with the bankruptcy proceedings. In addition, the Debtors have made certain provisions to adjust the carrying value of certain pre-petition liabilities to reflect the Debtors’ estimate of allowed claims. Such costs are classified as Chapter 11 and related reorganization items in the accompanying Statement of Operations for the three months ended March 31, 2005 and consist of the following (in thousands):

Three Months Ended
March 31, 2005
Professional fees directly related to the filing	$12,194
Key employee retention costs	36
Write off of deferred financing costs	29,135
Estimated executory contract rejection damages	208
Other expenses directly attributable to the Company’s reorganization	49

Total	$41,622

Pursuant to the Bankruptcy Code, the Debtors have filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date. The Debtors have issued proof of claim forms to current and prior employees, known creditors, vendors and other parties with whom the Debtors have previously conducted business. To the extent the recipients disagree with the claims quantified on these forms, the recipient may file discrepancies with the Bankruptcy Court. Differences between the amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the bankruptcy proceedings. The Bankruptcy Court ultimately will determine liability amounts that will be allowed for these claims. The Company is in the process of receiving, cataloging and reconciling claims received in conjunction with this process. Because the Debtors have not received all claims and have not completed the evaluation of the claims received in connection with this process, the ultimate number and allowed amount of such claims is not presently known. The resolution of such claims could result in a material adjustment to the Company’s financial statements.

Debtors’ Financial Statements
Presented below are the condensed consolidated financial statements of the Debtors. These statements reflect the financial position, results of operations and cash flows of the combined Debtors, including certain transactions and resulting assets and liabilities between the Debtors and non-Debtor subsidiaries of the Company, which are eliminated in the Company’s consolidated financial statements.
Debtors’ Condensed Consolidated Balance Sheet
Debtors-in-Possession
(Amounts in thousands — unaudited)

March 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$2,705
Accounts receivable, net	293,044
Inventories	84,067
Prepaid tooling and other	40,028

Total current assets	419,844

Property, plant and equipment, net	645,399
Investments in subsidiaries	403,537
Inter-company receivables	412,200
Other assets, net	108,739

Total assets	$1,989,719

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities Not Subject to Compromise:
Current maturities of long-term debt and capital lease obligations	$5,331
Accounts payable	99,564
Accrued liabilities	214,976

Total current liabilities	319,871

Liabilities subject to compromise	1,143,727

Non-Current Liabilities Not Subject to Compromise:
Long-term debt, net of current maturities	57,125
DIP borrowings	510,738
Other noncurrent liabilities	183,888

Total noncurrent liabilities	751,751

Total stockholders’ deficit	(225,630)

Total liabilities and stockholders’ deficit	$1,989,719

Debtors’ Condensed Consolidated Statement of Operations
Debtors-in-Possession
(Amounts in thousands — unaudited)

Three Months
Ended March
31, 2005
Revenues	$577,617
Cost of sales	545,144

Gross profit	32,473
Selling, general and administrative expenses	28,782
Restructuring and asset impairment charges, net	31,895
Chapter 11 and related reorganization items	41,622

Operating loss	(69,826)

Interest expense, net	40,560
Inter-company interest income	(5,890)

Loss before provision for income taxes, equity in earnings of joint ventures and equity in earnings of non-Debtor subsidiaries	(104,496)
Provision for income taxes	3,251

Loss before equity in earnings of joint ventures and equity in earnings of non-Debtor subsidiaries	(107,747)
Equity in earnings (loss) of joint ventures, net of tax	(89)
Equity in earnings of non-Debtor subsidiaries	9,038

Net loss	$(98,798)

Debtors’ Condensed Consolidated Statement of Cash Flows
Debtors-in-Possession
(Amounts in thousands — unaudited)

Three Months
Ended March 31,
2005
OPERATING ACTIVITIES:
Net loss	$(98,798)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Chapter 11 and related reorganization expenses	38,188
Non-cash restructuring and impairment	32,095
Depreciation	27,040
Equity in earnings of non-Debtor subsidiaries	(9,038)
Equity in earnings of joint ventures, net	89
Change in working capital and other operating items	(173,864)

Net cash used in operating activities	(184,288)

INVESTING ACTIVITIES:
Capital expenditures	(6,760)

Net cash used in investing activities	(6,760)

FINANCING ACTIVITIES:
Repayments of pre-petition borrowings	(425,941)
Proceeds from DIP borrowings	623,738
Repayments of DIP borrowings	(111,125)

Net cash provided by financing activities	86,672

NET CHANGE IN CASH AND CASH EQUIVALENTS	(104,376)

Cash and cash equivalents, beginning of period	107,081

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,705

3. Inventories
Inventories are valued at the lower of first-in-first-out (“FIFO”) cost or market, and consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
Raw materials	$85,314	$91,220
Work in process	32,096	26,820
Finished goods	43,956	40,994

	$161,366	$159,034

4. Debt
Chapter 11 Impact
Under the terms of the Company’s then-existing credit agreement, the Chapter 11 filing created an event of default. Upon the Chapter 11 filing, the lenders’ obligation to loan additional money to the Company terminated, the outstanding principal of all obligations became immediately due and payable and the Debtors were required to immediately deposit funds into a collateral account to cover the outstanding amounts under the letters of credit issued pursuant to the Company’s pre-petition credit agreement (“Credit Agreement”). Outstanding obligations under the Credit Agreement amounted to $425 million, which was refinanced through the DIP financing described below.
In addition, the Chapter 11 filing created an event of default in relation to the Company’s pre-petition Convertible Debentures, Senior Notes, Senior Euro Notes and the amount due to the Tower Automotive Capital Trust (see Note 2).
Pursuant to SOP 90-7, the Company ceased recognizing interest expense on the pre-petition Convertible Debentures, Senior Notes, Senior Euro Notes and the amount due to the Tower Automotive Capital Trust effective February 2, 2005. The Company’s contractual interest not accrued or paid during the period of February 2, 2005 through March 31, 2005 amounted to $12.3 million.
As described in Note 2, the ability of creditors of the Debtors to seek remedies to enforce their rights under the debt facilities described above is stayed as a result of the Chapter 11 filing, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.
The debt of the Company’s foreign subsidiaries is not subject to compromise in the bankruptcy proceedings as the Company’s operating foreign subsidiaries are not included in the Chapter 11 filing.
DIP Financing
In February 2005, the Bankruptcy Court approved a Revolving Credit, Term Loan and Guaranty Agreement, as amended, (“DIP Agreement”) between the Company and a national banking institution as agent for the lenders (“Lenders”) and each of the Lenders.
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
Advances under the DIP Agreement bear interest at a fixed rate per annum equal to (x) the greatest (as of the date the advance is made) of the prime rate, the Base CD Rate (as defined in the DIP Agreement) plus 1%, or the Federal Funds Effective Rate (as defined in the DIP Agreement) plus 0.5%, plus (y) 1.75%, in the case of a loan under the revolving facility, or 2.25% in the case of the term loan. Alternatively, the Debtors may request that advances be made at a variable rate equal to (x) the Adjusted LIBO Rate (as defined in the DIP Agreement), for a one-month, three-month, six-month, or nine-month period, at the election of the Debtors, plus (y) 2.75%, in the case of a loan under the revolving facility, or 3.25% in the case of the term loan. In addition, the DIP Agreement obligates the Debtors to pay certain fees to the Lenders as described in the DIP Agreement.

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
At March 31, 2005, $225 million was available for borrowing under the revolving credit and letter of credit facility.
For the period of February 2, 2005 through March 31, 2005, the weighted average interest rate associated with borrowings under the DIP Agreement was 6.38%.
The DIP Agreement matures on February 2, 2007; however, the Debtors are obligated to repay all borrowings made pursuant to the DIP Agreement upon substantial consummation of a plan of reorganization of the Debtors that is confirmed pursuant to an order of the Bankruptcy Court.
Back-Stop Agreement
The Debtors have entered into a Back-Stop agreement with a finance company (“Finance Company”). Under the Back-Stop Agreement, the Finance Company agreed to take by assignment any second lien holder’s rights and obligations as a second lien holder in association with second lien letters of credit under the Credit Agreement in an aggregate amount not to exceed $155 million.
Draws were made against the second lien letters of credit in the amount of $10.7 million as of March 31, 2005.
Debt Classified as Not Subject to Compromise
The Company’s industrial development revenue bonds and the debt associated with the Company’s variable interest entity in the amounts of $43.8 million and $18.7 million, respectively, are classified as liabilities not subject to compromise on the Company’s Condensed Consolidated Balance Sheet at March 31, 2005. The Company’s foreign subsidiary indebtedness amounting to $218 million at March 31, 2005, is not subject to compromise because these subsidiaries are not included in the bankruptcy proceedings.
Interest Rate Swap Contracts
In February 2005, the Company’s interest rate swap contracts were terminated. As a result of these terminations, the originator of the contracts drew upon a second lien letter of credit of the Company in the amount of approximately $5.0 million.
As of March 31, 2005, $2.7 million (net of tax) is recorded in accumulated other comprehensive loss in relation to the accumulated losses on one of the contracts, prior to being de-designated as a cash flow hedge. This amount will be amortized as additional interest expense over the initial remaining term of the contract, as the Company expects that the cash flows originally hedged will continue to occur.
5. Accounts Receivable Securitization Facilities
On December 30, 2004, the Company, a qualifying special purpose entity (“QSPE”) and a third-party lender entered into a $50.0 million accounts receivable securitization facility agreement (the “Facility”). Pursuant to the terms of the Facility, the Company unconditionally sold certain accounts receivable to the QSPE on an ongoing basis. The QSPE funded its purchases of the accounts receivable through borrowings from the third-party lender. A security interest with respect to such accounts receivable was granted to the third-party lender.

In addition, the Company was allowed, from time to time, to contribute capital to the QSPE in the form of contributed receivables or cash. The Facility allowed the Company to earn fees for performing collection and administrative functions associated with the Facility. The Facility had an expiration date of the earlier of 36 months subsequent to December 30, 2004 or the occurrence of a termination event as defined in the agreement. The accounts receivable sold were removed from the Consolidated Balance Sheet of the Company as these receivables and the QSPE met the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Facility became unavailable on February 2, 2005, the date on which the Debtors filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.
During the quarter ended March 31, 2005, the Company received $74.0 million in cash proceeds from receivables sold to the QSPE and reinvested $78.1 million in cash collections in revolving securitizations with the QSPE. The Company recognized interest expense of $0.8 million associated with the Facility, which represents the discount on the sale of the receivables to the QSPE.
6. Income Taxes
During the three months ended March 31, 2005, the Company recognized income tax expense of $6.1 million in relation to a net loss of $98.8 million. This income tax provision resulted primarily from the recognition of foreign income taxes and state taxes. A full valuation allowance was provided for U.S. Federal income tax benefits generated during the 2005 period.
During the three months ended March 31, 2004, the Company’s effective tax rate was 76.1%. The relatively high effective tax rate for the 2004 period was due to the high proportion of non-deductible items in relation to pre-tax income.
7. Stockholders’ Deficit
Earnings (Loss) Per Share
Basic loss per share for the three months ended March 31, 2005 is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The effects of common stock equivalents have not been included in diluted loss per share for the three months ended March 31, 2005 as the effect would be anti-dilutive. Basic earnings per share for the three months ended March 31, 2004 were computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share for the three months ended March 31, 2004 was determined based on the assumption that stock options outstanding were exercised at the beginning of the period or at the time of issuance, if later, to the extent such options were dilutive. The Convertible Subordinated Notes and the Preferred Securities issued by the Tower Automotive Capital Trust, totaling approximately 16.2 million shares, were not included in the computation of earnings per share for the three months ended March 31, 2004 due to their anti-dilutive effect (in thousands, except per share data):

	Three Months Ended
	March 31,
	2005	2004
Net income (loss) — basic and diluted	$(98,798)	$12,018

Weighted average number of common shares outstanding	58,648	57,342
Dilutive effect of stock options	—	768

Weighted average number of diluted shares outstanding	58,648	58,110

Basic earnings (loss) per share	$(1.68)	$0.21

Diluted earnings (loss) per share	$(1.68)	$0.21

Stock-Based Compensation
The Company accounts for stock options under the provisions of Accounting Principles Board Opinion (“APB”) No. 25, under which no compensation expense is recognized when the stock options are granted to colleagues and directors with an exercise price equal to fair market value of the stock as of the grant date, which represents the measurement date of the stock options. The Company may also grant stock options to outside consultants. The fair value of options granted to outside consultants is expensed over the period services are rendered based on the Black-Scholes valuation model.
The Company has three stock option plans: the 1994 Key Employee Stock Option Plan, the Long Term Incentive Plan and the Independent Director Stock Option Plan and three stock purchase plans: the Employee Stock Purchase Plan, the Key Leadership Deferred Income Stock Purchase Plan and the Director Deferred Income Stock Purchase Plan. Had compensation expense for these plans been determined as required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company’s pro forma net income (loss) and pro forma net income (loss) per share would have been as follows (in thousands, except per share data):

	For the three months ended March 31,
	2005	2004
Net income (loss), as reported	$(98,798)	$12,018
Add: Stock — based employee compensation included in reported net income (loss), net of tax related effects	274	299
Deduct: Total stock-based employee compensation (expense) income determined under fair value based method for all awards, net of related tax effects	112	(595)

Pro Forma	$(98,412)	$11,722

Basic earnings (loss) per share as reported	$(1.68)	$0.21
Pro Forma	(1.68)	0.20

Diluted earnings (loss) per share as reported	$(1.68)	$0.21
Pro forma	(1.68)	0.20
Total stock-based employee compensation income for the three months ended March 31, 2005 resulted from total amounts relating to forfeitures exceeding stock-based compensation expense for the period.
The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.89% in the 2005 period and a risk free interest rate of 3.92% in the 2004 period; expected life of seven years for the 2005 and 2004 periods; expected volatility of 61.2 % in the 2005 period and 58% in the 2004 period; and no expected dividends in both the 2005 and 2004 periods.
8. Acquisitions
Effective February 27, 2004, the Company acquired the remaining 34% ownership interest in Seojin Industrial Company Limited (“Seojin”) for consideration of approximately $21.3 million. Such consideration consisted of cash of $21.3 million offset by the repayment of $11.0 million of loans to Seojin’s minority shareholder, resulting in a net cash outflow of $10.3 million. Seojin is a supplier of frames, modules and structural components to the Korean automotive industry with its primary customers being Hyundai/ Kia. The Company financed the acquisition through Korean debt facilities, which are not covered under the Company’s credit facilities described in Note 6. The acquisition was accounted for under the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at fair value at the date of acquisition.

In conjunction with the Company’s acquisition activities, reserves have been established for certain costs associated with facility shutdowns and consolidation activities involving general and payroll related costs, primarily for planned employee termination activities, and for provisions for acquired loss contracts. As of March 31, 2005, all of the identified facilities have been shutdown.
9. Investments in Joint Ventures
In March 2004, the Company sold its 30.76% ownership interest in Yorozu Corporation (“Yorozu”) to Yorozu, through a share buy-back transaction on the Tokyo Stock Exchange. Yorozu is a supplier of suspension modules and structural parts to the Asian and North American automotive markets. The Company received proceeds of approximately $51.7 million through this sale. The consideration for the sale was based on the prevailing price of Yorozu, as traded on the Tokyo Stock Exchange. The Company recognized a gain on the sale of $9.7 million during the three months ended March 31, 2004. The proceeds of this divestiture were utilized for tooling purchases and other capital expenditures.
On February 10, 2004, the Company announced that a decision had been finalized by DaimlerChrysler to move the production of the frame assembly for the Dodge Ram light truck from the Company’s Milwaukee, Wisconsin facility to the Company’s joint venture partner, Metalsa S. de R.L. (“Metalsa”) headquartered in Monterrey, Mexico. The Dodge Ram frame program produced in the Milwaukee facility was expected to run through 2009. Production related to this program ceased in June 2005 (see Note 15). The Company recognized revenue associated with the Dodge Ram frame program of $46.5 million and $60.2 million for the three months ended March 31, 2005 and 2004, respectively. The Company is a 40% partner in Metalsa with Promotora de Empresas Zano, S.A. de C.V. (“Proeza”). Metalsa is the largest supplier of vehicle frames and structures in Mexico.
10. Retirement Plans
The following table provides the components of net periodic pension benefit cost and other post-retirement benefit cost for the three months ended March 31, (in thousands):

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$1,720	$2,140	$200	$94
Interest cost	3,790	3,626	2,065	1,935
Expected return on plan assets	(3,672)	(3,045)	—	—
Amortization of transition assets	—	(1)	—	—
Amortization of prior service cost	1,231	1,054	—	—
Amortization of net losses	1,027	941	3,230	1,495

Net periodic benefit cost	$4,096	$4,715	$5,495	$3,524

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2004 that it expects its minimum pension funding requirements to be $32.4 million during 2005. During the three months ended March 31, 2005, the Company made contributions of $5.9 million to its pension plans. The Company presently anticipates contributing an additional $21.5 million to fund its pension plans in 2005 for a total of $27.4 million based upon the Company’s most recent estimate.
The Company contributed $2.8 million during the three months ended March 31, 2005 to its defined contribution employee savings plans.

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2004 that it expects minimum funding requirements in relation to its postretirement plans to be $20.6 million during 2005. During the three months ended March 31, 2005, the Company made contributions of $6.4 million to its postretirement plans. The Company presently anticipates contributing an additional $16.1 million to fund its postretirement plans in 2005 for a total of $22.5 million based upon the Company’s most recent estimate.
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
Financial information by segment follows (in thousands):

	North
	America	International	Total
Three months ended March 31, 2005:
Revenues	$589,608	$326,272	$915,880
Operating income (loss)	(29,851)	19,541	(10,310)
Restructuring and asset impairment charge	31,895	—	31,895
Total assets	$1,419,893	$1,130,072	$2,549,965
Three months ended March 31, 2004:
Revenues	$533,881	$247,355	$781,236
Operating income	15,357	16,741	32,098
Total assets	$1,886,526	$980,789	$2,867,315
The change in the carrying amount of goodwill for the three months ended March 31, 2005, by operating segment follows (in thousands):

International
Balance at December 31, 2004	$174,563
Currency translation adjustment	(7,578)

Balance at March 31, 2005	$166,985

12. Restructuring and Asset Impairment Charges
The Company has executed various restructuring plans and may execute additional plans in the future to respond to its bankruptcy proceedings, customer sourcing decisions, realignment of manufacturing capacity to prevailing global automotive production and to improve the utilization of remaining facilities. Estimates of restructuring charges are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established reserves.

The table below summarizes the accrual for the Company’s various restructuring actions for the three months ended March 31, 2005 (in thousands):

	Severance	Other Costs	Total
Balance at December 31, 2004	$2,615	$4,349	$6,964
Cash usage	(636)	—	(636)
Non-cash charges and revisions of estimates	(1,031)	(4,349)	(5,380)

Balance at March 31, 2005	$948	$—	$948

The Company anticipates additional cash charges in association with these actions in the amount of approximately $0.3 million.
During the three months ended March 31, 2005, the Company recognized an asset impairment charge relating to property, plant and equipment in the amount of $32.1 million in association with the anticipated closing of the Company’s Corydon, IN and Bowling Green, KY facilities. This charge represents the amount by which the carrying value of these assets exceeded fair market value. Fair market value was determined based upon anticipated future cash flows (See Note 15).
13. Comprehensive Income (Loss)
The following table presents comprehensive income (loss), net of tax (in thousands):

	For the three months ended March 31,
	2005	2004
Net income (loss)	$(98,798)	$12,018
Change in cumulative translation adjustment	(7,951)	(7,678)
Unrealized gain (loss) on qualifying cash flow hedges, net of tax $- and $384, respectively	1,727	746

Comprehensive income (loss)	$(105,022)	$5,086

14. Commitments and Contingencies
Environmental Matters
The Company owns properties, which have been impacted by environmental releases. The Company is liable for costs associated with investigation and/or remediation of contamination in one or more environmental media at some of these properties. The Company is actively involved in investigation and/or remediation at several of these locations. At certain of these locations, costs incurred for environmental investigation/remediation are being paid partly or completely out of funds placed into escrow by previous property owners. Nonetheless, total costs associated with remediation of environmental contamination at these properties could be substantial and may have an adverse impact on the Company’s financial condition, results of operations or cash flows.
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The established liability for environmental matters is based upon management’s best estimates of expected investigation/remediation costs related to environmental contamination. It is possible that actual costs associated with these matters will exceed the environmental reserves established by the Company. Inherent uncertainties exist in the estimates, primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability and evolving technologies for handling site remediation and restoration. As of March 31, 2005 and December 31, 2004, the Company had accrued approximately $13.5 million and $16.3 million, respectively.

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
On February 2, 2005, the Debtors filed a voluntary petition for relief under the Bankruptcy Code. The cases of each of the Debtors were consolidated for the purpose of joint administration (See Note 2). As a result of the commencement of the Chapter 11 proceedings by the Debtors, an automatic stay has been imposed against the commencement or continuation of legal proceedings, pertaining to claims existing as of February 2, 2005, against the Debtors outside of the Bankruptcy Court. Claimants against the Debtors may assert their claims in the Chapter 11 proceedings by filing a proof of claim, to which the Debtors may object and seek a determination from the Bankruptcy Court as to the allowability of the claim. Claimants who desire to liquidate their claims in legal proceedings outside of the Bankruptcy Court will be required to obtain relief from the automatic stay by order of the Bankruptcy Court. If such relief is granted, the automatic stay will remain in effect with respect to the collection of liquidated claim amounts. Generally, all claims against the Debtors that seek a recovery from assets of the Debtors’ estates will be addressed in the Chapter 11 proceedings and paid only pursuant to the terms of a confirmed plan of reorganization.
The Company requested an extension of the required due date for the filing of its plan of reorganization. On September 21, 2005, the Bankruptcy Court approved an extension of the due date from September 30, 2005 to January 27, 2006.
Key Employee Retention Plan Agreements
On March 30, 2005, the Bankruptcy Court entered an order approving the execution and implementation by the Company of Key Employee Retention Plan Agreements (the “KERP Agreements”) with 106 of its key employees.
The Company entered into the KERP Agreements to ensure the continued contributions of its key employees during the Company’s Chapter 11 bankruptcy proceedings. Under each KERP Agreement, the Company agrees to pay the applicable employee a retention incentive. The total amount of the retention incentive (which varies by employee from 40% to 110% of base salary) is payable in four installments of 25% each, conditioned upon the employee’s continued employment by the Company through each of the scheduled payment dates. The four scheduled payment dates are (1) May 2, 2005; (2) November 2, 2005; (3) the confirmation of a plan of reorganization in the Company’s Chapter 11 proceedings; and (4) six months after the confirmation of a plan of reorganization in the Company’s Chapter 11 proceedings. The approximate cost of the KERP Agreements is $7.9 million.
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
15. Subsequent Events
Exit or Disposal Activities
On April 15, 2005, the Company committed to a plan to close its Belcamp, MD, Bowling Green, KY and Corydon, IN facilities. The facilities ceased production in June 2005. In addition, as a result of the closing of the Corydon, IN facility, the Company will reduce the number of employees at its Granite City, IL facility. These actions resulted in the elimination of approximately 800 positions. These operational restructuring initiatives are designed to reduce excess capacity and associated costs and improve overall efficiency.

Total costs associated with these actions amount to approximately $63.4 million, which is comprised of employee termination benefits of $3.8 million, asset impairment charges of $32.1 million, related lease costs of $25.0 million and other costs of $2.5 million. The $32.1 million of asset impairment charges were recognized in the three months ended March 31, 2005. See Note 12. Future cash expenditures for these actions are estimated at $4.5 million. These amounts do not include approximately $4.7 million of cash expenditures to be incurred for training and relocation of colleagues and equipment. These actions are contained in the North America operating segment.
In June 2005, production ceased on the Dodge Ram light truck frame at the Company’s Milwaukee, Wisconsin facility (See Note 9). The Company does not expect material net cash costs associated with the customer’s decision to move the Dodge Ram light truck frame production.
The Company anticipates recording approximately $37.8 million in pension and postretirement curtailment charges in the third quarter of 2005, as measured in the second quarter of 2005, based on certain actions the Company believes are probable of occurring which will result in the curtailments.
16. Recently Issued Accounting Prouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) adopted SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) applies to all transactions involving the issuance of equity instruments (stock, stock options and other equity instruments) for goods or services, or the incurrence of liabilities for goods or services that are based on the fair value of an entity’s equity or may be settled in an entity’s equity. Under this standard, the fair value of all employee share-based payment awards will be expensed through the statement of operations over any applicable vesting period. SFAS 123(R) requires the use of a fair value valuation method to measure share-based payment awards. This standard is effective for the Company on January 1, 2006. The Company will be required to recognize compensation expense, over an applicable vesting period, for all awards granted subsequent to adoption of this standard. In addition, the Company shall be required to recognize compensation expense related to the unvested portion of previously granted awards outstanding as of the date of adoption as those awards continue to vest. The Company is currently evaluating SFAS 123(R) to determine its impact on the Company’s consolidated financial statements.
In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” SFAS 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting and reporting of a change in accounting principle. This statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. This statement also requires that a change in depreciation or amortization method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This standard is effective for the Company on January 1, 2006. The Company anticipates that SFAS 154 will not have a material effect on its consolidated financial statements.

17. Consolidating Guarantor and Non-Guarantor Financial Information
The following consolidating financial information presents balance sheets, statements of operations and cash flow information related to the Company’s business. Certain foreign subsidiaries of R.J. Tower Corporation are subject to restrictions on their ability to dividend or otherwise distribute cash to R. J. Tower Corporation because they are subject to financing arrangements that restrict them from paying dividends. Each Guarantor, as defined, is a direct or indirect 100% owned subsidiary of the Company and has fully and unconditionally guaranteed the 9.25% senior unsecured Euro notes issued by R. J. Tower Corporation in 2000, the 12% senior unsecured notes issued by R. J. Tower Corporation in 2003 and the DIP financing entered into by R. J. Tower Corporation in February 2005. Tower Automotive, Inc. (the parent company) has also fully and unconditionally guaranteed the notes and the DIP financing and is reflected as the Parent Guarantor in the consolidating financial information. The Non-Guarantor Restricted Companies are the Company’s foreign subsidiaries except for Seojin Industrial Company Limited, which is reflected as the Non-Guarantor Unrestricted Company in the consolidating financial information. As a result of the Chapter 11 filing by the Debtors, the above-mentioned notes are subject to compromise pursuant to the bankruptcy proceedings. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material to investors.

TOWER AUTOMOTIVE, INC.
Consolidating Balance Sheets at March 31, 2005
(Amounts in thousands — unaudited)

				Non-Guarantor	Non-Guarantor
	R.J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Assets

Current assets:

Cash and cash equivalents	$2,643	$—	$61	$32,520	$374	$—	$35,598

Accounts receivable	14,912	—	278,131	209,084	26,785	—	528,912

Inventories	—	—	84,068	61,615	15,683	—	161,366

Prepaid tooling and other	4,812	—	35,216	65,283	21,807	—	127,118

Total current assets	22,367	—	397,476	368,502	64,649	—	852,994

Property, plant and equipment, net	850	—	644,548	317,405	198,852	—	1,161,655

Investments in and advances to (from) affiliates	815,263	165,459	(618,057)	(195,991)	34	49,436	216,144

Goodwill	—	—	—	166,985	—	—	166,985

Other assets, net	21,275	—	87,282	25,521	18,109	—	152,187

	$859,755	$165,459	$511,249	$682,422	$281,644	$49,436	$2,549,965

Liabilities and Stockholders’ Investment (Deficit)

Current liabilities:

Current maturities of long-term debt and capital lease obligations	$—	$—	$5,331	$23,682	$110,815	$—	$139,828

Accounts payable	1,484	—	98,080	177,067	50,585	—	327,216

Accrued liabilities	32,532	—	180,493	84,172	10,163	—	307,360

Total current liabilities	34,016	—	283,904	284,921	171,563	—	774,404

Liabilities subject to compromise	474,704	391,089	261,571	—	—	—	1,127,364

Non-Current Liabilities Not Subject to Compromise:

Long-term debt, net of current maturities	—	—	57,125	10,540	37,997	—	105,662

Debtor-in-possession borrowings, net of current maturities	510,738		—	—	—		510,738

Obligations under capital leases, net of current maturities	—	—	—	34,689		—	34,689

Other noncurrent liabilities	41,366	—	141,870	31,473	8,029	—	222,738

Total noncurrent liabilities	552,104	—	198,995	76,702	46,026	—	873,827

Stockholders’ investment (deficit)	(201,069)	(225,630)	(233,221)	320,799	64,055	49,436	(225,630)

	$859,755	$165,459	$511,249	$682,422	$281,644	$49,436	$2,549,965

TOWER AUTOMOTIVE, INC.
Consolidating Statement of Operations for the Three Months Ended March 31, 2005
(Amounts in thousands — unaudited)

				Non-Guarantor	Non-Guarantor
	R.J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$—	$577,616	$242,824	$95,440	$—	$915,880

Cost of sales	(1,542)	—	547,577	215,770	89,284	—	851,089

Gross profit	1,542	—	30,039	27,054	6,156	—	64,791

Selling, general and administrative expenses	(4,212)	—	32,994	11,587	2,837	—	43,206

Restructuring and asset impairment charge	105	—	31,790	—	—	—	31,895

Operating income (loss)	5,649	—	(34,745)	15,467	3,319	—	(10,310)

Interest expense, net	36,376	2,221	1,960	1,368	1,745	—	43,670

Chapter 11 and related reorganization items	41,622	—	—	—	—	—	41,622

Income (loss) before provision for income taxes, equity in earnings of joint ventures and minority interest	(72,349)	(2,221)	(36,705)	14,099	1,574	—	(95,602)

Provision (benefit) for income taxes	—	—	1,297	4,340	488	—	6,125

Income (loss) before equity in earnings of joint ventures and minority interest	(72,349)	(2,221)	(38,002)	9,759	1,086	—	(101,727)

Equity earnings in joint ventures and subsidiaries, net	(24,228)	(96,577)	—	—	—	125,068	4,263

Minority interest, net	—	—	—	(1,334)	—	—	(1,334)

Net income (loss)	$(96,577)	$(98,798)	$(38,002)	$8,425	$1,086	$125,068	$(98,798)

TOWER AUTOMOTIVE, INC.
Consolidating Statements of Cash Flows for the Three Months Ended March 31, 2005
(Amounts in thousands — unaudited)

				Non-Guarantor	Non-Guarantor
	R. J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
OPERATING ACTIVITIES:

Net income (loss)	$(96,577)	$(98,798)	$(38,002)	$8,425	$1,086	$125,068	$(98,798)

Adjustments required to reconcile net income to net cash provided by (used in) operating activities

Chapter 11 and related reorganization expenses, net	38,188	—	—	—	—	—	38,188

Non-cash restructuring charge	—	—	32,095	—	—	—	32,095

Depreciation	83	—	26,956	11,507	5,045	—	43,591

Deferred income tax provision (benefit)	—	—	(2,265)	2,344	2,264	—	2,343

Equity in earnings of joint ventures, net	(4,263)	—	—	—	—	—	(4,263)

Changes in working capital and other operating items	(33,647)	2,445	(10,505)	(11,154)	(12,082)	(125,068)	(190,011)

Net cash provided by (used in) operating activities	(96,216)	(96,353)	8,279	11,122	(3,687)	—	(176,855)

INVESTING ACTIVITIES:

Capital expenditures, net	—	—	(6,760)	(19,421)	(5,796)	—	(31,977)

Other, net	(96,353)	96,353	—	—	—	—	—

Net cash provided by (used in) investing activities	(96,353)	96,353	(6,760)	(19,421)	(5,796)	—	(31,977)

FINANCING ACTIVITIES:

Proceeds from pre-petition borrowings	—	—	—	5,541	10,610	—	16,151

Repayments of pre-petition borrowings	(425,000)	—	(941)	(6,670)	(824)	—	(433,435)

Proceeds from DIP credit facility	623,738	—	—	—	—	—	623,738

Repayments of DIP credit facility borrowings	(111,125)	—	—	—	—	—	(111,125)

Net cash provided by (used for) financing activities	87,613	—	(941)	(1,129)	9,786	—	95,329

NET CHANGE IN CASH AND CASH EQUIVALENTS	(104,956)	—	578	(9,428)	303	—	(113,503)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	107,599	—	(517)	41,948	71	—	149,101

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,643	$—	$61	$32,520	$374	$—	$35,598

TOWER AUTOMOTIVE, INC.
Consolidating Balance Sheets at December 31, 2004
(Amounts in thousands)

				Non-Guarantor	Non-Guarantor
	R.J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Assets

Current assets:

Cash and cash equivalents	$107,599	$—	$(517)	$41,948	$71	$—	$149,101

Accounts receivable	47,373	—	70,636	188,352	39,670	—	346,031

Inventories	(372)	—	75,469	72,050	11,887	—	159,034

Prepaid tooling and other	4,427	—	54,618	53,947	11,946	—	124,938

Total current assets	159,027	—	200,206	356,297	63,574	—	779,104

Property, plant and equipment, net	601	—	690,646	319,785	194,608	—	1,205,640

Investments in joint ventures	227,740	—	—	—	—	—	227,740

Investments in and advances to (from) affiliates	526,173	255,049	(453,177)	(216,603)	4,278	(115,720)	—

Goodwill	—	—	—	174,563	—	—	174,563

Other assets, net	37,307	5,410	90,194	28,616	12,200	—	173,727

	$950,848	$260,459	$527,869	$662,658	$274,660	$(115,720)	$2,560,774

Liabilities and Stockholders’ Investment (Deficit)

Current liabilities:

Current maturities of long-term debt and capital lease obligations	$3,750	$—	$6,271	$24,460	$98,675	$—	$133,156

Accounts payable	29,052	—	366,329	184,876	57,861	—	638,118

Accrued liabilities	70,421	918	143,643	57,941	13,339	—	286,262

Total current liabilities	103,223	918	516,243	267,277	169,875	—	1,057,536

Non-Current Liabilities:

Long-term debt, net of current maturities	874,358	258,750	57,126	11,855	37,473	—	1,239,562

Convertible senior debenture	—	121,723	—	—	—		121,723

Obligations under capital leases, net of current maturities	—	—	—	36,472	351	—	36,823

Other noncurrent liabilities	40,001	—	149,776	30,956	5,329	—	226,062

Total noncurrent liabilities	914,359	380,473	206,902	79,283	43,153	—	1,624,170

Stockholders’ investment (deficit)	(66,734)	(120,932)	(195,276)	316,098	61,632	(115,720)	(120,932)

	$950,848	$260,459	$527,869	$662,658	$274,660	$(115,720)	$2,560,774

TOWER AUTOMOTIVE, INC.
Consolidating Statement of Operations for the Three Months Ended March 31, 2004
(Amounts in thousands — unaudited)

				Non-Guarantor	Non-Guarantor
	R.J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$—	$524,823	$189,125	$67,288	$—	$781,236

Cost of sales	(2,739)	—	495,377	166,503	61,450	—	720,591

Gross profit	2,739	—	29,446	22,622	5,838	—	60,645

Selling, general and administrative expenses	(8,415)	—	30,382	9,595	2,592	—	34,154

Restructuring and asset impairment charge	217	—	(5,824)	—	—	—	(5,607)

Operating income	10,937	—	4,888	13,027	3,246	—	32,098

Interest expense, net	21,250	7,191	(519)	1,581	1,967	—	31,470

Income (loss) before provision for income taxes, equity in earnings of joint ventures and minority interest	(10,313)	(7,191)	5,407	11,446	1,279	—	628

Provision (benefit) for income taxes	(3,242)	(2,445)	1,838	3,892	435	—	478

Income (loss) before equity in earnings of joint ventures and minority interest	(7,071)	(4,746)	3,569	7,554	844	—	150

Equity earnings in joint ventures and subsidiaries, net	14,103	16,764	—	—	—	(27,420)	3,447

Minority interest, net	—	—	—	(1,311)	—	—	(1,311)

Gain on sale of joint venture, net	9,732	—	—	—	—	—	9,732

Net income (loss)	$16,764	$12,018	$3,569	$6,243	$844	$(27,420)	$12,018

TOWER AUTOMOTIVE, INC.
Consolidating Statements of Cash Flows for the Three Months Ended March 31, 2004
(Amounts in thousands — unaudited)

				Non-Guarantor	Non-Guarantor
	R. J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
OPERATING ACTIVITIES:

Net income (loss)	$16,764	$12,018	$3,569	$6,243	$844	$(27,420)	$12,018

Adjustments required to reconcile net income to net cash provided by (used in) operating activities

Non-cash restructuring and asset impairment reversal	—	—	(6,276)	—	—	—	(6,276)

Depreciation	65	—	23,917	10,185	4,190	—	38,357

Deferred income tax provision (benefit)	(2,217)	—	(279)	(1,858)	250	—	(4,104)

Gain on sale of joint venture investment	(9,732)		—	—	—		(9,732)

Equity in earnings of joint ventures, net	(3,447)	—	—	—	—	—	(3,447)

Changes in working capital and other operating items	(5,338)	(2,499)	(105,026)	4,381	10,850	7,932	(89,700)

Net cash provided by (used in) operating activities	(3,905)	9,519	(84,095)	18,951	16,134	(19,488)	(62,884)

INVESTING ACTIVITIES:

Capital expenditures, net	(608)	—	(32,875)	(16,031)	(3,672)	—	(53,186)

Divestitures and other	44,626	(9,519)	—	—	—	19,488	54,595

Acquisitions	—	—	—	—	(21,299)	—	(21,299)

Net cash provided by (used in) investing activities	44,018	(9,519)	(32,875)	(16,031)	(24,971)	19,488	(19,890)

FINANCING ACTIVITIES:

Proceeds from borrowings	—	—	—	3,378	11,252	—	14,630

Repayment of debt	—	—	(881)	(9,188)	(4,340)	—	(14,409)

Net cash provided by (used for) financing activities	—	—	(881)	(5,810)	6,912	—	221

NET CHANGE IN CASH AND CASH EQUIVALENTS	40,113	—	(117,851)	(2,890)	(1,925)	—	(82,553)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	118,352	40,419	2,128	—	160,899

CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,113	$—	$501	$37,529	$203	$—	$78,346

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Going Concern
Effective February 2, 2005, Tower Automotive, Inc. and 25 of its U.S. subsidiaries (collectively the “Debtors”) are operating pursuant to Chapter 11 under the Bankruptcy Code and continuation of the Company as a going concern is contingent upon, among other things, the Debtors’ ability: (i) to comply with the terms and conditions of the DIP financing agreement described in Note 4 to the Condensed Consolidated Financial Statements; (ii) to obtain confirmation of a plan of reorganization under the Bankruptcy Code; (iii) to undertake certain restructuring actions relative to the Company’s operations in North America; (iv) to reduce unsustainable debt and simplify the Company’s complex and restrictive capital structure through the bankruptcy process; (v) to return to profitability; (vi) to generate sufficient cash flow from operations to fund working capital and debt service requirements; and (vii) to obtain financing sources to meet the Company’s future obligations. These matters create uncertainty regarding the Company’s ability to continue as a going concern. See Notes 1, 2 and 4 to the accompanying Condensed Consolidated Financial Statements for additional information.
Overview
The Company produces a broad range of assemblies and modules for vehicle frames, upper body structures and suspension systems for the global automotive industry. Including 100% owned subsidiaries and investments in joint ventures, the Company has production and/or engineering facilities in the United States, Canada, Mexico, Germany, Belgium, Italy, Slovakia, Poland, France, Spain, Brazil, India, South Korea, Japan and China.
The Company’s products are manufactured utilizing steel and various purchased steel assemblies. The price of steel increased significantly in 2004 compared to historical periods due to a shortage of certain raw materials necessary to produce steel and increased global demand, primarily in China. The Company purchases a substantial portion of its steel from its customers through certain customers’ repurchase programs. The purchases through customers’ repurchase programs have somewhat mitigated the severity of price increases associated with the procurement of steel. The remainder of the Company’s steel purchasing requirements is met through contracts with steel producers and market purchases. Prices associated with such purchases increased rapidly in 2004. The Company’s agreements with its customers generally do not permit the Company to increase selling prices for increases in prices of raw material inputs.
While steel price increases have recently abated, and in some cases decreased, the Company expects that higher overall steel prices in 2005, relative to average prices in 2004, will have an adverse impact on the Company’s results of operations. Higher steel prices during the three months ended March 31, 2005 as compared to the comparable period in 2004 reduced gross margin by $22.2 million. The Company is pursuing several initiatives to mitigate the impact of such raw material price increases on its results of operations. Such initiatives include moving more steel purchases to customer repurchase programs, pursuing selling price increases from customers and reducing other operating costs, among other initiatives. The Company can provide no assurances that such initiatives will be successful. However, during the three months ended March 31, 2005, the Company realized approximately $12.8 million in steel price increase recoveries from certain customers.
Despite an approximate 5% decline in North American vehicle production during the first quarter of 2005, volume and product mix increased the Company’s revenues and gross profit by $94.7 million and $13.4 million, respectively. These increases resulted primarily from new product programs going from the launch stage to full production. The Company’s relatively high concentration of revenues associated with large vehicle platforms exposes the Company to a significant adverse impact from reductions in OEM production levels in relation to such vehicle platforms.
The Company’s gross margins have been declining since 1999. High raw material and labor costs, including health care, have had a negative impact on results of operations and are expected to do so for the foreseeable future.

Generally, the Company’s customers require the reduction of selling prices of the Company’s products for each year during the respective lives of such product programs, generally five to seven years. The Company’s ability to improve its profit margins is directly linked to its ability to more than offset these price reductions with reduced operating costs. However, product pricing increased gross profit by $1.3 million in the first three months of 2005 in comparison to the corresponding period of 2004.
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
The number of new vehicle launches also impacts the Company’s gross margins. The Company’s operating costs are higher during a product launch period relative to when the vehicle has reached normal production volumes. In addition, the Company’s gross margins are impacted by the commercial success of the vehicles to which the Company is a supplier, general global economic conditions and vehicle production volumes as mentioned above. During 2004, the Company was adversely impacted by a significant amount of new product launch activity. These launches, which were significant both in terms of number and relative size, reduced gross profit significantly during 2004. However, during 2005 the Company’s launch activities are expected to decrease to a significant degree due to a number of product programs in the launch stage during 2004 going into full production. Launch costs decreased during the first three months of 2005 by approximately $12.7 million.
On February 10, 2004, the Company announced that a decision had been finalized by DaimlerChrysler to move the current production of the frame assembly for the Dodge Ram light truck from the Company’s Milwaukee, Wisconsin facility to the Company’s 40% owned joint venture partner, Metalsa located in Monterrey, Mexico. The Dodge Ram frame program produced in the Milwaukee facility was expected to run through 2009. In June 2005, production ceased on the Dodge Ram light truck frame at the Company’s Milwaukee facility. The Company does not expect material net cash costs associated with the customer’s decision to move the Dodge Ram light truck frame production.
During the three months ended March 31, 2005, the Company incurred $41.6 million in costs related to its Chapter 11 and related reorganization activities. The Company expects to incur substantial costs in association with these activities until it emerges from Chapter 11.
For a more detailed description of other factors that have had, or may in the future have, a significant impact on the Company’s business, please refer to “Forward Looking Statements”, “Market Risks” and “Opportunities” contained in this Management’s Discussion and Analysis for insight on opportunities, challenges and risks, such as those presented by known material trends and uncertainties, on which the Company’s management is most focused for both the short term and long term as well as the actions management is taking to address these opportunities, challenges and risks.
Results of Operations
Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004
Revenues. Revenues increased by $134.6 million, or 17.2%, during the three months ended March 31, 2005 to $915.9 million from $781.2 million during the three months ended March 31, 2004. Higher volume including product mix and favorable foreign exchange effects increased revenues by $94.7 million and $28.4 million, respectively, during the 2005 period. The remaining $11.5 million of the increase was primarily attributable to steel price recoveries from certain customers.

Gross Profit and Gross Margin. Gross margin for the quarter ended March 31, 2005 was 7.1% compared to 7.8% for the comparable period of 2004. Gross profit increased by $4.1 million, or 6.8%, to $64.8 million during the 2005 period compared to $60.6 million during the 2004 period. The increase in gross profit resulted primarily from the positive impacts of volume, pricing, steel price increase recoveries and declines in launch costs in the amounts of $13.4 million, $1.3 million, $12.8 million and $12.7 million, respectively. These positive impacts were partially offset by increases in steel prices, general economic factors (i.e. labor rate increases, higher energy costs, etc.) and operating inefficiencies in the amounts of $22.2 million, $6.3 million and $7.6 million, respectively. The decrease in gross margin was primarily attributable to changes in product mix and the increased costs mentioned above.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $9.1 million, or 26.5%, to $43.2 million during the three months ended March 31, 2005 from $34.2 million for the corresponding period of 2004. Selling, general and administrative expenses represented 4.7% of revenues during the 2005 period in comparison to 4.4% in the 2004 period. The increase resulted primarily from higher compensation costs of $2.3 million, foreign currency exchange effects of $2.2 million, higher legal and professional fees of $2.0 million, an allowance for doubtful accounts increase of $1.8 million and an additional depreciation charge of $0.8 million.
Interest Expense, Net. Interest expense, net increased by $12.2 million, or 38.8%, to $43.7 million during the 2005 period in comparison to $31.5 million in the 2004 period. The increase was attributable to: (i) the write off of deferred financing fees of $16.4 million related to debt associated with the Company’s Credit Agreement that was repaid in the first quarter of 2005; (ii) increased interest of $5.0 million related to increased borrowing levels; (iii) $2.5 million related to a decrease in capitalized interest during the 2005 period; and (iv) an increase of $2.6 million in relation to interest expense associated with miscellaneous items. These increases were partially offset by: (i) $11.6 million related to debt that has been classified as subject to compromise pertaining to the Company’s bankruptcy proceedings and for which no interest is being accrued in the Company’s financial statements effective February 2, 2005; (ii) $1.9 million related to interest savings associated with the repayment of 5.0% convertible subordinated notes, which were repaid in May 2004; (iii) interest savings of $0.7 million in association with an interest rate swap contract; and (iv) higher interest income of $0.1 million. In accordance with SOP 90-7, “Reorganization Under the Bankruptcy Code,” interest expense during the Company’s bankruptcy has been recognized only to the extent that it will be paid during the Company’s bankruptcy proceedings or that it is probable that it will be an allowed priority, secured or unsecured claim. Interest expense recognized by the Company is lower than the Company’s stated contractual interest for the three months ended March 31, 2005 by $12.3 million.
Chapter 11 and Related Reorganization Items. On February 2, 2005, the Debtors filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. During the three months ended March 31, 2005, Chapter 11 and related reorganization costs amounted to $41.6 million. These costs primarily related to professional fees pertaining to the Company’s bankruptcy proceedings, write offs of deferred financing costs and lease rejection costs. See Notes 1 and 4 to the Condensed Consolidated Financial Statements.
Provision for Income Taxes. The Company recognized income tax expense of $6.1 million, despite a $95.6 million pre-tax loss, during the three months ended March 31, 2005 in comparison to the recognition of income tax expense of $0.5 million in relation to pre-tax income of $0.6 million for the corresponding period of 2004. The provision for income taxes for the 2005 period was primarily attributable to the recognition of foreign income taxes and state taxes. The relatively high effective tax rate of 76.1% for the three months ended March 31, 2004 was primarily attributable to the high proportion of non-deductible items in relation to pre-tax income.
Equity in Earnings of Joint Ventures, Net of Tax. Equity in earnings of joint ventures, net of tax increased by $0.8 million, or 23.7%, to $4.3 million during the three months ended March 31, 2005 from $3.4 million during the three months ended March 31, 2004. The increase resulted from the Company’s share of earnings from its joint venture interest in Metalsa in the amount of $2.4 million more than offsetting declines in the Company’s share of earnings in Yorozu. The Company sold its investment in Yorozu in March 2004. See Note 9 to the Condensed Consolidated Financial Statements.

Minority Interest, Net of Tax. Minority interest, net of tax during the three months ended March 31, 2005 of $1.3 million approximated the amount for the corresponding period of 2004.
Gain on Sale of Joint Venture, Net of Tax. The gain on sale of joint venture of $9.7 million for the three months ended March 31, 2004 represents the Company’s sale of its 30.76% ownership interest in Yorozu. See Note 9 to the Condensed Consolidated Financial Statements.
Net Income (Loss). The Company recognized a net loss of $98.8 million ($1.68 per basic and diluted share) during the first three months of 2005 compared to net income of $12.0 million ($0.21 per basic and diluted share) in the corresponding period of 2004. The net loss for the 2005 period was primarily attributable to the Chapter 11 and related reorganization items, the significant decline in operating results, the increase in interest expense, net and the provision for income taxes mentioned above. The gain on the sale of the Company’s 30.76% ownership interest in Yorozu represented a significant portion of net income for the 2004 period.
Restructuring and Asset Impairment
During the three months ended March 31, 2005, the Company recognized an asset impairment charge of $32.1 million (see Note 12 to the Condensed Consolidated Financial Statements). During the three months ended March 31, 2004, the Company recognized a reversal of a pension curtailment loss in the amount of $6.3 million resulting in an income item in relation to restructuring and asset impairment charges, net on the Condensed Consolidated Statement of Operations.
On April 15, 2005, the Company committed to a plan to close its Belcamp, MD, Bowling Green, KY and Corydon, IN facilities. The facility closures were completed in June 2005. In addition, as a result of the closing of the Corydon, IN facility, the Company will reduce the number of employees at its Granite City, IL facility. These operational restructuring initiatives are designed to reduce excess capacity and associated costs and improve overall efficiency. Total estimated costs associated with these actions amount to approximately $63.4 million. Cash expenditures related to these actions are estimated at $4.5 million (see Note 15 to the Condensed Consolidated Financial Statements).
Liquidity and Capital Resources
During the first three months of 2005, the Company’s cash requirements were met through operations and a $725 million commitment of debtor-in-possession financing (“DIP Financing”). At March 31, 2005, the Company had available liquidity in the amount of $260.6 million, which consisted of $35.6 million of cash on hand and the availability of $225.0 million for borrowing under the DIP Financing.
Net cash used in operating activities was $176.9 million during the three months ended March 31, 2005 compared to net cash utilized of $62.9 million during the three months ended March 31, 2004. The $114.0 million increase in the amount utilized during the 2005 period was primarily attributable to an increase in inventory balances of $2.3 million and the $110.8 million representing the difference between the recognition of a net loss of $98.8 million during the three months ended March 31, 2005 and the recognition of net income of $12.0 million during the corresponding period of 2004.
Net cash utilized in investing activities was $32.0 million during the first three months of 2005 compared to net cash utilized of $19.9 million in the corresponding period of 2004. The utilization for the 2005 period resulted from capital expenditures of $32.0 million. The increase of $12.1 million in the amount utilized in the 2005 period reflected the recognition of $54.6 million of proceeds related to divestitures during the 2004 period, which was partially offset by an decrease in capital expenditures of $21.2 million and the utilization of $21.3 million in relation to the remaining 34% ownership interest in Seojin during the 2004 period. The Company received proceeds of $51.7 million from the sale of its 30.76% ownership interest in Yorozu during the 2004 period.

Net cash provided by financing activities was $95.3 million during the first three months of 2005 compared to net cash provided of $0.2 million during the comparable period of 2004. The $95.1 million increase was attributable to proceeds of borrowings exceeding repayments in relation to the Company’s Credit Agreement and DIP financing in the amounts of $7.7 million and $87.6 million, respectively, in the 2005 period in comparison to proceeds of borrowings exceeding repayments in the amount of $0.2 million in relation to the Company’s credit facilities during the 2004 period.
At March 31, 2005, the Company’s balance sheet reflected working capital of $78.6 million. However, the Company classified approximately $286.4 million of contractual current liabilities as liabilities subject to compromise.
The Company’s business has significant liquidity requirements due to its product launch activities and its capital intensive nature. The Company encountered a series of developments in late 2004 and early 2005, in addition to the termination of accelerated payment programs with key customers, that resulted in a material reduction in the Company’s liquidity position in early 2005.
Production volumes of the Company’s largest customers declined in the latter part of 2004 and in early 2005. In North America, Ford, DaimlerChrysler and General Motors experienced declining production volumes due, in part, to a loss in market share to foreign competitors such as Toyota, Honda and Nissan. Since the Company typically supplies its customers on a requirements basis and is not guaranteed any set volume of business and Ford, DaimlerChrysler and General Motors are major customers of the Company, representing approximately 62% of the Company’s revenues in 2004, the decline in production has significantly impacted the Company’s liquidity position and recent results of operations.
Increased costs of raw materials have also negatively impacted the Company’s liquidity position. The majority of the Company’s product offerings are produced from steel. Due to significantly increased demand for steel, most notably from China, the cost of steel increased significantly during 2004 and, despite a recent abatement in these steel price increases, the adverse impact is continuing into 2005.
In addition, certain foreign subsidiaries of the Company are subject to restrictions on their ability to dividend or otherwise distribute cash to the Company because they are subject to financing arrangements that restrict them from paying dividends.
Due to the above-mentioned factors, the Company’s liquidity position deteriorated in early 2005 which required the Company to seek Chapter 11 protection to restructure its operations and financial position. The objective of the bankruptcy filing is to provide relief from the Company’s burdensome pre-petition debt service and other obligations and allow the Company to make the necessary investments in the near term to grow and sustain its business.
The Company has established a plan that encompasses: (i) a balance sheet restructuring in conjunction with the bankruptcy filing that is intended to allow the Company to eliminate much of its unsustainable debt load and simplify its complex and restrictive capital structure; (ii) rationalizing the Company’s facilities; (iii) increasing productivity, efficiency and quality at the plant level while optimizing capacity utilization across the Company’s entire network to reduce costs and improve operating results by managing plants as cost centers instead of profit centers; (iv) leveraging scale by centralizing material services, capital and manufacturing sourcing that is designed to maximize overall purchasing power with the objective of reducing costs; (v) rationalizing the Company’s manufacturing operations by utilizing a common approach toward processes across all of the Company’s manufacturing facilities; and (vi) focusing on profitability rather than revenue growth and market share, with the objective that future platform launches will be in a better position to achieve improved margins.
The Company’s new product launch activities and capital expenditures are expected to decline during 2005 as compared to 2004 levels. Capital expenditures for 2005 are expected to be approximately $160.0 million. For the year ending December 31, 2005, management expects total new program launch costs to be approximately $7.4 million.

Chapter 11 Impact
Under the terms of the Credit Agreement, the Chapter 11 filing created an event of default. Upon the Chapter 11 filing, the lenders’ obligation to loan additional money to the Company terminated, the outstanding principal of all obligations became immediately due and payable and the Debtors were required to immediately deposit funds into a collateral account to cover the outstanding amounts under the letters of credit issued pursuant to the Credit Agreement. Outstanding obligations under the Credit Agreement amounted to $425 million, which was refinanced through the DIP financing described below.
In addition, the Chapter 11 filing created an event of default in relation to the Convertible Debentures, Senior Notes, Senior Euro Notes, and the amount due to the Tower Automotive Capital Trust. As a result, such indebtedness became immediately due and payable.
The ability of the creditors of the Debtors to seek remedies to enforce their rights under the credit facilities described above is stayed as a result of the Chapter 11 filing, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.
The debt of the Company’s foreign subsidiaries is not subject to compromise in the bankruptcy proceedings as the Company’s operating foreign subsidiaries are not included in the Chapter 11 filing.
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
Advances under the DIP Agreement bear interest at a fixed rate per annum equal to (x) the greatest (as of the date the advance is made) of the prime rate, the Base CD Rate (as defined in the DIP Agreement) plus 1%, or the Federal Funds Effective Rate (as defined in the DIP Agreement) plus 0.5%, plus (y) 1.75%, in the case of a loan under the revolving facility, or 2.25% in the case of the term loan. Alternatively, the Debtors may request that advances be made at a variable rate equal to (x) the Adjusted LIBO Rate (as defined in the DIP Agreement), for a one-month, three-month, six-month, or nine-month period, at the election of Debtors, plus (y) 2.75%, in the case of a loan under the revolving facility, or 3.25% in the case of the term loan. In addition, the DIP Agreement obligates the Debtors to pay certain fees to the lenders as described in the DIP Agreement.
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

Contractual Obligations and Commercial Commitments
During the three months ended March 31, 2005, the Company repaid its obligation amounting to $425 million under the Credit Agreement with proceeds of the term loan under the Company’s DIP Agreement. The DIP Agreement also provides for a $300 million revolving credit and letter of credit facility.
The Company’s contractual obligations relating to long-term debt and the DIP Agreement as of March 31, 2005 follows:

	Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 Year	1- 3 Years	4- 5 Years	5 Years
Long-term debt (1)	$945,751	$124,622	$63,764	$416,881	$340,484
DIP Agreement	510,738	—	510,738	—	—
Changes in other contractual obligations and commercial commitments disclosed in the Management’s Discussion and Analysis contained in the Company’s Form 10-K for the year ended December 31, 2004 were not significant.
(1)	Includes liabilities subject to compromise.
Market Risk
The Company is exposed to various market risks, including changes in foreign currency exchange rates, interest rates, steel prices and scrap steel prices. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates, steel prices and scrap steel prices. The Company’s policy is to not enter into derivatives or other financial instruments for trading or speculative purposes. The Company periodically enters into derivative instruments to manage and reduce the impact of changes in interest rates.
At March 31, 2005, the Company had total debt not subject to compromise in the bankruptcy proceedings of $791 million. The debt is composed of fixed rate debt of $161 million and floating rate debt of $630 million. The pre-tax earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt not subject to compromise would be approximately $6.3 million, holding other variables constant. A one-percentage point increase in interest rates would not materially impact the fair value of the fixed rate debt not subject to compromise.
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
A portion of the Company’s assets are based in its foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders’ investment (deficit). Accordingly, the Company’s consolidated stockholders’ investment (deficit) will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.
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

Opportunities
The Company’s presence in Europe and Asia along with foreign vehicle manufacturers’ transplant operations in the U.S. have allowed the Company to reduce its reliance on Ford, DaimlerChrysler and General Motors. In addition, the Company expects the trend of diversification of its sales away from Ford, DaimlerChrysler and General Motors to continue as organic growth continues to mature from the recent launch activity.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
See “Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2.
Item 4. Controls and Procedures.
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company’s Chief Executive Officer (the “CEO”) and the Company’s Chief Financial Officer (the “CFO”) have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a – 15 (e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based upon this review and evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2005. This determination was based upon the identification of material weaknesses as of December 31, 2004, in the Company’s internal control over financial reporting, which the Company views as an integral part of its disclosure controls and procedures. The effect of such weaknesses on the Company’s disclosure controls and procedures and remedial actions taken and planned are described in Item 9A, Controls and Procedures of the Company’s Form 10-K for the year ended December 31, 2004.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. During the quarter ended March 31, 2005, the Company implemented processes and policies specifically related to the Company’s bankruptcy filing. Such processes and policies were designed to:
▪	Assure that payments of pre-petition liabilities subsequent to the bankruptcy filing were made in accordance with the approved motions by the Bankruptcy Court;

▪	Assure that pre-petition liabilities are adequately segregated from post-petition liabilities; and

▪	Assure that the Company’s financial statements comply with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.”
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
As indicated in Note 1 to the Condensed Consolidated Financial Statements, on February 2, 2005, Tower Automotive, Inc. and its 25 United States subsidiaries each filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court Southern District of New York. The cases are jointly consolidated for administrative purposes as Case No. 05-10578 (ALG). As a result of the commencement of the Chapter 11 proceedings by the Debtors, an automatic stay has been imposed against the commencement or continuation of legal proceedings, pertaining to claims existing as of February 2, 2005, against the Debtors outside of the Bankruptcy Court. Claimants against the Debtors may assert their claims in the Chapter 11 proceedings by filing a proof of claim, to which the Debtors may object and seek a determination from the Bankruptcy Court as to the allowability of the claim. Claimants who desire to liquidate their claims in legal proceedings outside of the Bankruptcy Court will be required to obtain relief from the automatic stay by order of the Bankruptcy Court. If such relief is granted, the automatic stay will remain in effect with respect to the collection of liquidated claim amounts. Generally, all claims against the Debtors that seek a recovery from assets of the Debtors’ estates will be addressed in the Chapter 11 proceedings and paid only pursuant to the terms of a confirmed plan of reorganization.
The Company has requested an extension of the required due date for the filing of its plan of reorganization. On September 21, 2005, the Bankruptcy Court approved an extension of the due date from September 30, 2005 to January 27, 2006.
Item 6. Exhibits.

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

TOWER AUTOMOTIVE, INC.
Registrant

Date: October 3, 2005	/s/ Christopher T. Hatto

Christopher T. Hatto
Chief Accounting Officer

Exhibit Index

Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.