Form 10-Q
period 2005-06-30
TOWER AUTOMOTIVE INC
filed 2005-10-03
CIK 925548

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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

Yes ☐	No ☑
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑	No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, at July 29, 2005 was 58,528,554 shares.

Tower Automotive, Inc.
Form 10-Q

PART 1– FINANCIAL INFORMATION
ITEM 1. Financial Statements.
TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands — unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$51,581	$149,101
Accounts receivable	534,243	346,031
Inventories	134,390	159,034
Prepaid tooling and other	148,226	124,938

Total current assets	868,440	779,104

Property, plant and equipment, net	1,087,319	1,205,640
Investments in joint ventures	217,967	227,740
Goodwill	156,272	174,563
Other assets, net	141,803	173,727

Total assets	$2,471,801	$2,560,774

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities not subject to compromise:
Current maturities of long-term debt and capital lease obligations	$138,784	$133,156
Accounts payable	341,204	638,118
Accrued liabilities	280,820	286,262

Total current liabilities	760,808	1,057,536

Liabilities subject to compromise	1,192,883	—

Non-current liabilities not subject to compromise:
Long-term debt, net of current maturities	89,639	1,239,562
Debtor-in-possession borrowings	533,286	—
Convertible senior debentures	—	121,723
Obligations under capital leases, net of current maturities	31,349	36,823
Other non-current liabilities	230,389	226,062

Total non-current liabilities	884,663	1,624,170

Stockholders’ deficit:
Preferred stock	—	—
Common stock	666	666
Additional paid-in-capital	681,272	681,084
Retained deficit	(948,204)	(715,754)
Deferred compensation plans	(7,261)	(7,636)
Accumulated other comprehensive loss	(43,702)	(29,968)
Treasury stock	(49,324)	(49,324)

Total stockholders’ deficit	(366,553)	(120,932)

Total liabilities and stockholders’ deficit	$2,471,801	$2,560,774

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts — unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$923,014	$783,213	$1,838,894	$1,564,449
Cost of Sales	843,625	714,499	1,694,714	1,435,090

Gross Profit	79,389	68,714	144,180	129,359
Selling, general, and administrative expenses	39,422	35,141	82,628	69,295
Restructuring and asset impairment charges, net	39,289	304	71,184	(5,303)

Operating income (loss)	678	33,269	(9,632)	65,367
Interest expense, net (Contractual interest of $40,759 and $96,727 in 2005)	22,343	37,878	66,013	69,348
Chapter 11 and related reorganization items	103,287	—	144,909	—
Unrealized loss on derivative	—	1,850	—	1,850

Income (loss) before provision for income taxes, equity in earnings of joint ventures, minority interest and gain on sale of joint venture	(124,952)	(6,459)	(220,554)	(5,831)
Provision (benefit) for income taxes	9,697	(2,196)	15,822	(1,718)

Loss before equity in earnings of joint ventures, minority interest, and gain on sale of joint venture	(134,649)	(4,263)	(236,376)	(4,113)
Equity in earnings of joint ventures, net of tax	2,222	3,522	6,485	6,969
Minority interest, net of tax	(1,223)	(1,916)	(2,557)	(3,227)
Gain on sale of joint venture, net of tax	—	—	—	9,732

Net income (loss)	$(133,650)	$(2,657)	$(232,448)	$9,361

Basic earnings (loss) per share	$(2.28)	$(0.05)	$(3.96)	$0.16

Weighted average basic shares outstanding	58,646	58,067	58,647	57,705

Diluted earnings (loss) per share	$(2.28)	$(0.05)	$(3.96)	$0.16

Weighted average diluted shares outstanding	58,646	58,067	58,647	58,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands — unaudited)

	Six Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$(232,448)	$9,361
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Chapter 11 and related reorganization expenses	131,535	—
Non-cash restructuring and impairment	63,722	(6,276)
Depreciation	89,931	76,353
Deferred income tax expense (benefit)	12,711	(9,652)
Gain on sale of joint venture investment	—	(9,732)
Equity in earnings of joint ventures, net	(6,485)	(6,969)
Change in working capital and other operating items	(208,690)	(22,636)

Net cash provided by (used in) operating activities	(149,724)	30,449

INVESTING ACTIVITIES:
Capital expenditures	(51,537)	(131,027)
Divestitures and other	—	51,700
Acquisitions	—	(21,299)

Net cash used in investing activities	(51,537)	(100,626)

FINANCING ACTIVITIES:
Proceeds from borrowings	18,452	576,491
Repayments of borrowings	(449,871)	(474,393)
Borrowings from DIP credit facility	866,785	—
Repayments of borrowings from DIP credit facility	(331,625)	—
Net proceeds from issuance of common stock	—	65

Net cash provided by financing activities	103,741	102,163

NET CHANGE IN CASH AND CASH EQUIVALENTS	(97,520)	31,986
Cash and cash equivalents, beginning of period	149,101	160,899

CASH AND CASH EQUIVALENTS, END OF PERIOD	$51,581	$192,885

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$29,161	$63,790
Income taxes refunded	$(292)	$(1,191)
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
Revenues and operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year or any future period.
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
The Debtors intend to file a plan of reorganization with the Bankruptcy Court. The Company is unable to estimate what recovery such a plan of reorganization will provide holders of the Debtors’ unsecured pre-petition debt. While the Debtors filed for Chapter 11 to gain relief from significant pre-petition debt levels and to address needed operational restructuring of the business, the extent to which such relief will be achieved is uncertain at this time. See Note 4 for a description of the DIP financing.
Financial Statement Classification
The majority of the Debtors’ pre-petition debt is in default and is classified as “Liabilities Subject to Compromise” in the accompanying Consolidated Balance Sheet at June 30, 2005 (See Note 4).
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

Liabilities subject to compromise consist of the following (in thousands):

June 30, 2005
Debt:
5.75% Convertible senior debentures	$125,000
Due to Tower Automotive Capital Trust	258,750
9.25% Senior Euro notes	181,500
12% Senior notes	258,000

Total debt	823,250
Pre-petition accounts payable	241,525
Accrued interest on debt subject to compromise	21,178
Accrued liabilities	5,649
Executory Contracts	101,281

Consolidated liabilities subject to compromise	1,192,883
Inter-company payable to non-Debtor subsidiaries	16,363

Total liabilities subject to compromise	$1,209,246

The Debtors have incurred certain professional and other expenses directly associated with the bankruptcy proceedings. In addition, the Debtors have made certain provisions to adjust the carrying value of certain pre-petition liabilities to reflect the Debtors estimate of allowed claims. Such costs are classified as Chapter 11 and related reorganization items in the accompanying Statement of Operations for the three and six months ended June 30, 2005 and consist of the following (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Professional fees directly related to the filing	$7,770	$19,964
Key employee retention costs	1,657	1,693
Write off of deferred financing costs	—	29,135
Estimated executory contract rejection damages	93,712	93,920
Other expenses directly attributable to the Company’s reorganization	148	197

Total	$103,287	$144,909

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
Debtors’ Condensed Consolidated Balance Sheet
Debtors- in-Possession
(Amounts in thousands — unaudited)

June 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$5,756
Accounts receivable, net	304,423
Inventories	68,684
Prepaid tooling and other	43,836

Total current assets	422,699

Property, plant and equipment, net	593,933
Investments in non-Debtor subsidiaries	412,696
Inter-company receivables	404,984
Other assets, net	92,771

Total assets	$1,927,083

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities Not Subject to Compromise:
Current maturities of long-term debt and capital lease obligations	$15,682
Accounts payable	114,896
Accrued liabilities	192,212

Total current liabilities	322,790

Liabilities subject to compromise	1,209,246

Non-Current Liabilities Not Subject to Compromise:
Long-term debt, net of current maturities	43,774
DIP borrowings	533,286
Other noncurrent liabilities	184,540

Total noncurrent liabilities	761,600

Total stockholders’ deficit	(366,553)

Total liabilities and stockholders’ deficit	$1,927,083

Debtors’ Condensed Consolidated Statement of Operations
Debtors-in- Possession
(Amounts in thousands — unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Revenues	$557,522	$1,135,139
Cost of sales	519,356	1,064,500

Gross profit	38,166	70,639
Selling, general and administrative expenses	25,277	54,059
Restructuring and asset impairment charges, net	37,538	69,433
Chapter 11 and related reorganization items	103,287	144,909

Operating loss	(127,936)	(197,762)

Interest expense, net	19,401	59,961
Inter-company interest income	(5,708)	(11,598)
Loss before provision for income taxes, equity in earnings of joint ventures and equity in earnings from non-Debtor subsidiaries	(141,629)	(246,125)
Provision for income taxes	4,964	8,215

Loss before equity in earnings of joint ventures and equity in earnings of non-Debtor subsidiaries	(146,593)	(254,340)
Equity in earnings of joint ventures, net of tax	89	—
Equity in earnings of non-Debtor subsidiaries	12,854	21,892

Net loss	$(133,650)	$(232,448)

Debtors’ Condensed Consolidated Statement of Cash Flows
Debtors- in-Possession
(Amounts in thousands — unaudited)

Six Months
Ended June 30,
2005
OPERATING ACTIVITIES:
Net loss	$(232,448)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Chapter 11 and related reorganization expenses	131,535
Non-cash restructuring and impairment	62,155
Depreciation	56,106
Equity in earnings of non-Debtor subsidiaries	(21,892)
Equity in loss of joint ventures, net	—
Change in working capital and other operating items	(191,080)

Net cash used in operating activities	(195,624)

INVESTING ACTIVITIES:
Capital expenditures	(11,920)

Net cash used for investing activities	(11,920)

FINANCING ACTIVITIES:
Repayments of pre-petition borrowings	(428,941)
Proceeds from DIP borrowings	866,785
Repayments of DIP borrowings	(331,625)

Net cash provided by financing activities	106,219

NET CHANGE IN CASH AND CASH EQUIVALENTS	(101,325)
Cash and cash equivalents, beginning of period	107,081

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,756

3. Inventories
Inventories are valued at the lower of first-in-first-out (“FIFO”) cost or market, and consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Raw materials	$65,166	$91,220
Work in process	30,038	26,820
Finished goods	39,186	40,994

	$134,390	$159,034

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
In addition, the Chapter 11 filing created an event of default in relation to the Company’s pre-petition Convertible Debentures, Senior Notes, Senior Euro Notes and the amount due to Tower Automotive Capital Trust (see Note 2).
Pursuant to SOP 90-7, the Company ceased recognizing interest expense on the pre-petition Convertible Debentures, Senior Notes, Senior Euro Notes and the amount due to the Tower Automotive Capital Trust effective February 2, 2005. The Company’s contractual interest not accrued or paid during the period of February 2, 2005 through June 30, 2005 amounted to $30.7 million.
As discussed in Note 2, the ability of creditors of the Debtors to seek remedies to enforce their rights under the debt facilities described above is stayed as a result of the Chapter 11 filing, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.
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
At June 30, 2005, $190 million was available for borrowing under the revolving credit and letter of credit facility.
For the period of February 2, 2005 through June 30, 2005, the weighted average interest rate associated with borrowings pertaining to the DIP Agreement was 6.34%.
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
Draws were made against the second lien letters of credit in the amount of $15.8 million as of June 30, 2005.
Debt Classified as Not Subject to Compromise
The Company’s industrial development revenue bonds and the debt associated with the Company’s variable interest entity in the amounts of $43.8 million and $15.7 million, respectively, are classified as liabilities not subject to compromise on the Company’s Condensed Consolidated Balance Sheet at June 30, 2005. The Company’s foreign subsidiary indebtedness amounting to $200.3 million at June 30, 2005, is not subject to compromise because these subsidiaries are not included in the bankruptcy proceedings.
Interest Rate Swap Contracts
In February 2005, the Company’s interest rate swap contracts were terminated. As a result of these terminations, the originator of the contracts drew upon a second lien letter of credit of the Company in the amount of approximately $5.0 million.
As of June 30, 2005, $1.1 million (net of tax) is recorded in accumulated other comprehensive loss in relation to the accumulated losses on one of the contracts, prior to being de-designated as a cash flow hedge. This amount will be amortized as additional interest expense over the initial remaining term of the contract, as the Company expects that the cash flows originally hedged will continue to occur.
5. Accounts Receivable Securitization Facility
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
During the six months ended June 30, 2005, the Company received $74.0 million in cash proceeds from receivables sold to the QSPE and reinvested $78.1 million in cash collections in revolving securitizations with the QSPE. The Company recognized interest expense of $0.8 million associated with the Facility, which represents the discount on the sale of the receivables to the QSPE.
6. Income Taxes
During the three and six months ended June 30, 2005, the Company recognized income tax expense of $9.7 million and $15.8 million, respectively, in relation to net losses of $133.7 million and $232.4 million, respectively. These income tax provisions resulted primarily from the recognition of foreign income taxes and state taxes. Full valuation allowances were provided for U.S. Federal income tax benefits generated during the 2005 periods.
During the six months ended June 30, 2004, the Company’s effective tax rate was 29.5%. The relatively lower effective tax rate for the first six months of 2004 in comparison to the federal statutory rate was due to a high proportion of deductible items in relation to the pre-tax loss.
7. Stockholders’ Deficit
Earnings (Loss) Per Share
Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The effects of common stock equivalents have not been included in diluted loss per share for the three and six months ended June 30, 2005, as the effect would be anti-dilutive. Diluted earnings per share for the six months ended June 30, 2004 was determined based on the assumption that stock options were exercised at the beginning of the period or at the time of issuance, if later, to the extent such options were dilutive. The effects of common stock equivalents have not been included in diluted loss per share for the three months ended June 30, 2004 as the effect would be anti-dilutive (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted average number of common shares outstanding	58,646	58,067	58,647	57,705
Dilutive effect of stock options	—	—	—	142
Dilutive effect of restricted stock	—	—	—	653

Weighted average number of diluted shares outstanding	58,646	58,067	58,647	58,500

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) as reported	$(133,650)	$(2,657)	$(232,448)	$9,361
Add: Stock-based compensation included in reported net income (loss), net of related tax effects	237	273	511	572
Deduct: Stock-based employee compensation (expense) income determined under fair value based method for all awards, net of related tax effects	542	(541)	654	(1,136)

Pro Forma	$(132,871)	$(2,925)	$(231,283)	$8,797

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic earnings (loss) per share as reported	$(2.28)	$(0.05)	$(3.96)	$0.16
Pro Forma	(2.27)	(0.05)	(3.94)	0.15
Diluted earnings (loss) per share as reported	$(2.28)	$(0.05)	$(3.96)	$0.16
Pro Forma	(2.27)	(0.05)	(3.94)	0.15
Stock-based employee compensation income for the three and six months ended June 30, 2005 resulted from total amounts relating to forfeitures exceeding stock-based compensation expense for those periods.
The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.89% in the 2005 periods and a risk free interest rate of 4.33% and 3.92% in the 2004 periods; expected life of seven years for the 2005 and 2004 periods; expected volatility of 61.21% in the 2005 periods and 61.21% and 58.00% in the 2004 periods; and no expected dividends in both the 2005 and 2004 periods.
8. Acquisitions
Effective February 27, 2004, the Company acquired the remaining 34% ownership interest in Seojin Industrial Company Limited (“Seojin”) for consideration of approximately $21.3 million. Such consideration consisted of cash of $21.3 million offset by the repayment of $11.0 million of loans to Seojin’s minority shareholder, resulting in a net cash outflow of $10.3 million. Seojin is a supplier of frames, modules and structural components to the Korean automotive industry with its primary customers being Hyundai/ Kia. The Company financed the acquisition through Korean debt facilities, which are not covered under the Company’s credit facilities described in Note 4. The acquisition was accounted for under the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at fair value at the date of acquisition.

9. Investments in Joint Ventures
In March 2004, the Company sold its 30.76% ownership interest in Yorozu Corporation (“Yorozu”) to Yorozu, through a share buy-back transaction on the Tokyo Stock Exchange. Yorozu is a supplier of suspension modules and structural parts to the Asian and North American automotive markets. The Company received proceeds of approximately $51.7 million through this sale. The consideration for the sale was based on the prevailing price of Yorozu, as traded on the Tokyo Stock Exchange. The Company recognized a gain on the sale of $9.7 million during the six months ended June 30, 2004. The proceeds of this divestiture were utilized for tooling purchases and other capital expenditures.
On February 10, 2004, the Company announced that a decision had been finalized by DaimlerChrysler to move the production of the frame assembly for the Dodge Ram light truck from the Company’s Milwaukee, Wisconsin facility to the Company’s joint venture partner, Metalsa S. de R.L. (“Metalsa”) headquartered in Monterrey, Mexico. The Dodge Ram frame program produced in the Milwaukee facility was expected to run through 2009. Production at the Milwaukee facility related to this program ceased in June 2005 (see Note 12). The Company recognized revenue associated with the Dodge Ram frame program in the amounts of $42.2 million and $59.0 million for the three months ended June 30, 2005 and 2004, respectively, and $88.7 million and $119.2 million, respectively, for the six months ended June 30, 2005 and 2004. The Company is a 40% partner in Metalsa with Promotora de Empresas Zano, S.A. de C.V. (“Proeza”). Metalsa is the largest supplier of vehicle frames and structures in Mexico.
10. Retirement Plans
The following table provides the components of net periodic pension benefit cost and other post-retirement benefit cost for the three months ended June 30, (in thousands):

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$1,720	$2,140	$200	$94
Interest cost	3,790	3,626	2,065	1,935
Expected return on plan assets	(3,672)	(3,045)	—	—
Amortization of transition assets	—	(1)	—	—
Amortization of prior service cost	1,231	1,054	—	—
Amortization of net losses	1,027	941	3,229	1,495

Net periodic benefit cost	$4,096	$4,715	$5,494	$3,524

The following table provides the components of net periodic pension benefit cost and other post retirement benefit cost for the six months ended June 30, (in thousands):

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$3,440	$4,280	$400	$189
Interest cost	7,580	7,252	4,130	3,869
Expected return on plan assets	(7,344)	(6,089)	—	—
Amortization of transition assets	—	(2)	—	—
Amortization of prior service cost	2,462	2,108	—	—
Amortization of net losses	2,054	1,882	6,459	2,990

Net periodic benefit cost	$8,192	$9,431	$10,989	$7,048

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2004 that it expects its minimum pension funding requirements to be $32.4 million during 2005. During the three and six months ended June 30, 2005, the Company made contributions of $7.2 million and $13.1 million, respectively to its pension plans. The Company presently anticipates contributing an additional

$14.3 million to fund its pension plans in 2005 for a total of $27.4 million based upon the Company’s most recent estimate.
The Company contributed $2.6 million and $5.4 million, respectively, during the three and six months ended June 30, 2005 to its defined contribution employee savings plans.
The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2004 that it expects minimum funding requirements in relation to its postretirement plans to be $20.6 million during 2005. During the three and six months ended June 30, 2005, the Company made contributions of $4.8 million and $11.2 million, respectively, to its postretirement plans. The Company presently anticipates contributing an additional $11.3 million to fund its postretirement plans in 2005 for a total of $22.5 million based upon the Company’s most recent estimate.
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

	North America	International	Total
THREE MONTHS ENDED JUNE 30, 2005:
Revenues	$570,397	$352,617	$923,014
Operating income (loss)	(26,346)	27,024	678
Restructuring and asset impairment charge	(37,538)	(1,751)	(39,289)
Total assets	1,356,539	1,115,262	2,471,801
THREE MONTHS ENDED JUNE 30, 2004:
Revenues	$517,468	$265,745	$783,213
Operating income	13,553	19,716	33,269
Total assets	2,034,475	1,009,041	3,043,516
SIX MONTHS ENDED JUNE 30, 2005:
Revenues	$1,160,005	$678,889	$1,838,894
Operating income (loss)	(56,197)	46,565	(9,632)
Restructuring and asset impairment charge	(69,433)	(1,751)	(71,184)
Total assets	1,356,539	1,115,262	2,471,801
SIX MONTHS ENDED JUNE 30, 2004:
Revenues	$1,051,350	$513,099	$1,564,449
Operating income	28,910	36,457	65,367
Total assets	2,034,475	1,009,041	3,043,516
The change in the carrying amount of goodwill for the six months ended June 30, 2005, by operating segment follows (in thousands):

International
Balance at December 31, 2004	$174,563
Currency translation adjustment	(18,291)

Balance at June 30, 2005	$156,272

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
On April 15, 2005, the Company committed to a plan to close its Belcamp, MD, Bowling Green, KY and Corydon, IN facilities. The facilities ceased production in June 2005. In addition, as a result of the closing of the Corydon, IN facility, the Company will reduce the number of employees at its Granite City, IL facility. These actions resulted in the elimination of approximately 800 positions. These restructuring initiatives are designed to reduce excess capacity and associated costs and improve overall efficiency.
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
During the second quarter of 2005, the Company determined that certain property, plant and equipment in North America would not be utilized through the date originally estimated. Cash flow projections were prepared which indicated that there were not sufficient projected cash flows to support the carrying value of such property, plant and equipment, which resulted in an asset impairment charge of $29.6 million included in restructuring and asset impairment charges in the accompanying statements of operations.
The table below summarizes the accrual for the Company’s various restructuring actions for the six months ended June 30, 2005 (in thousands):

	Severance	Other Costs	Total
Balance at December 31, 2004	$2,615	$4,349	$6,964
Provision	6,595	—	6,595
Cash usage	(970)	—	(970)
Non-cash charges and revisions of estimates	(1,089)	(4,349)	(5,438)

Balance at June 30, 2005	$7,151	$—	$7,151

Except as disclosed above, the Company does not anticipate incurring additional material cash charges associated with these actions.
In June 2005, production ceased on the Dodge Ram light truck frame at the Company’s Milwaukee, Wisconsin facility (See Note 9). The Company does not expect material net cash costs associated with the customer’s decision to move the Dodge Ram light truck frame production.
13. Comprehensive Income (Loss)
The following table presents comprehensive income (loss), net of tax (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$(133,650)	$(2,657)	$(232,448)	$9,361
Change in cumulative translation adjustment	(9,110)	(5,167)	(17,061)	(12,845)
Unrealized gain (loss) on qualifying cash flow hedges, net of tax of $-, $1,339, $- and $1,723, respectively	1,601	2,599	3,328	3,345

Comprehensive income (loss)	$(141,159)	$(5,225)	$(246,181)	$(139)

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
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The established liability for environmental matters is based upon management’s best estimates of expected investigation/remediation costs related to environmental contamination. It is possible that actual costs associated with these matters will exceed the environmental reserves established by the Company. Inherent uncertainties exist in the estimates, primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability and evolving technologies for handling site remediation and restoration. As of June 30, 2005 and December 31, 2004, the Company had accrued approximately $11.7 million and $16.3 million, respectively.
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
On February 2, 2005, the Debtors filed a voluntary petition for relief under the Bankruptcy Code. The cases of each of the Debtors were consolidated for the purpose of joint administration (See Note 1). As a result of the commencement of the Chapter 11 proceedings by the Debtors, an automatic stay has been imposed against the commencement or continuation of legal proceedings, pertaining to claims existing as of February 2, 2005, against the Debtors outside of the Bankruptcy Court. Claimants against the Debtors may assert their claims in the Chapter 11 proceedings by filing a proof of claim, to which the Debtors may object and seek a determination from the Bankruptcy Court as to the allowability of the claim. Claimants who desire to liquidate their claims in legal proceedings outside of the Bankruptcy Court will be required to obtain relief from the automatic stay by order of the Bankruptcy Court. If such relief is granted, the automatic stay will remain in effect with respect to the collection of liquidated claim amounts. Generally, all claims against the Debtors that seek a recovery from assets of the Debtors’ estates will be addressed in the Chapter 11 proceedings and paid only pursuant to the terms of a confirmed plan of reorganization.
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
The Company entered into the KERP Agreements to ensure the continued contributions of its key employees during the Company’s Chapter 11 bankruptcy proceedings. Under each KERP Agreement, the Company agrees to pay the applicable employee a retention incentive. The total amount of the retention incentive (which varies by employee from 40% to 110% of base salary) is payable in four installments of 25% each, conditioned upon the employee’s continued employment by the Company through each of the scheduled payment dates. The four scheduled payment dates are (1) May 2, 2005; (2) November 2, 2005; (3) the confirmation of a plan of reorganization in the Company’s Chapter 11 proceedings; and (4) six months after the confirmation of a plan of reorganization in the Company’s Chapter 11 proceedings. The approximate cost of the KERP Agreements is approximately $ 7.9 million.
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

16. Consolidating Guarantor and Non-Guarantor Financial Information
The following consolidating financial information presents balance sheets, statements of operations and cash flow information related to the Company’s business. Certain foreign subsidiaries of R. J. Tower
Corporation are subject to restrictions on their ability to dividend or otherwise distribute cash to R. J. Tower Corporation because they are subject to financing arrangements that restrict them from paying dividends. Each Guarantor, as defined, is a direct or indirect 100% owned subsidiary of the Company and has fully and unconditionally guaranteed the 9.25% senior unsecured Euro notes issued by R. J. Tower Corporation in 2000, the 12% senior unsecured notes issued by R. J. Tower Corporation in 2003 and the DIP financing entered into by R. J. Tower Corporation in February 2005. Tower Automotive, Inc. (the parent company) has also fully and unconditionally guaranteed the notes and the DIP financing and is reflected as the Parent Guarantor in the consolidating financial information. The Non-Guarantor Restricted Companies are the Company’s foreign subsidiaries except for Seojin Industrial Company Limited, which is reflected as the Non-Guarantor Unrestricted Company in the consolidating financial information. As a result of the Chapter 11 filing by the Debtors, the above-mentioned notes are subject to compromise pursuant to the bankruptcy proceedings. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material to investors.

TOWER AUTOMOTIVE, INC.
Consolidating Balance Sheets at June 30, 2005
(Amounts in thousands — unaudited)

				Non-Guarantor	Non-Guarantor
	R.J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$6,027	$—	$(271)	$45,577	$248	$—	$51,581
Accounts receivable	4,543	—	299,881	211,558	18,261	—	534,243
Inventories	—	—	68,683	51,350	14,357	—	134,390
Prepaid tooling and other	4,107	—	39,729	75,584	28,806	—	148,226

Total current assets	14,677	—	408,022	384,069	61,672	—	868,440

Property, plant and equipment, net	767	—	593,164	297,635	195,753	—	1,087,319
Investments in and advances to (from) affiliates	825,213	24,536	(667,984)	(177,987)	(1,303)	215,492	217,967
Goodwill	—	—	—	156,272	—	—	156,272
Other assets, net	19,767	—	73,130	22,252	26,654	—	141,803

	$860,424	$24,536	$406,332	$682,241	$282,776	$215,492	$2,471,801

Liabilities and Stockholders’ Investment (Deficit)

Current liabilities:

Current maturities of long-term debt and capital lease obligations	$—	$—	$15,682	$20,346	$102,756	$—	$138,784
Accounts payable	9,966	—	104,930	174,797	51,511	—	341,204
Accrued liabilities	58,231	—	129,253	82,358	10,978	—	280,820

Total current liabilities	68,197	—	249,865	277,501	165,245	—	760,808

Liabilities subject to compromise	559,017	391,089	242,777	—	—	—	1,192,883

Non-Current Liabilities Not Subject to Compromise:
Long-term debt, net of current maturities	—	—	43,774	8,667	37,198	—	89,639
Debtor-in-possession borrowings, net of current maturities	533,286	—	—	—	—		533,286
Obligations under capital leases, net of current maturities	—	—	—	31,349		—	31,349
Other noncurrent liabilities	38,217	—	141,125	33,252	17,795	—	230,389

Total noncurrent liabilities	571,503	—	184,899	73,268	54,993	—	884,663

Stockholders’ investment (deficit)	(338,293)	(366,553)	(271,209)	331,472	62,538	215,492	(366,553)

	$860,424	$24,536	$406,332	$682,241	$282,776	$215,492	$2,471,801

TOWER AUTOMOTIVE, INC.
Consolidating Statement of Operations for the Three Months Ended June 30, 2005
(Amounts in thousands — unaudited)

				Non-Guarantor	Non-Guarantor
	R. J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$—	$557,522	$259,499	$105,993	$—	$923,014

Cost of sales	(1,799)	—	522,057	222,803	100,564	—	843,625

Gross profit	1,799	—	35,465	36,696	5,429	—	79,389

Selling, general and administrative expenses	(7,690)	—	32,968	10,881	3,263	—	39,422

Restructuring and asset impairment charge	398	—	37,140	1,751	—	—	39,289

Operating income (loss)	9,091	—	(34,643)	24,064	2,166	—	678

Interest expense, net	16,542	—	2,827	1,117	1,857	—	22,343

Chapter 11 and related reorganization items	103,287	—	—	—	—	—	103,287

Income (loss) before provision for income taxes, equity in earnings of joint ventures and minority interest	(110,738)	—	(37,470)	22,947	309	—	(124,952)

Provision (benefit) for income taxes	—	—	461	8,438	798	—	9,697

Income (loss) before equity in earnings of joint ventures and minority interest	(110,738)	—	(37,931)	14,509	(489)	—	(134,649)

Equity earnings in joint ventures and subsidiaries, net	(22,912)	(133,650)	—	—	—	158,784	2,222
Minority interest, net	—	—	—	(1,223)	—	—	(1,223)

Net income (loss)	$(133,650)	$(133,650)	$(37,931)	$13,286	$(489)	$$158,784	$(133,650)

TOWER AUTOMOTIVE, INC.
Consolidating Statement of Operations for the Six Months Ended June 30, 2005
(Amounts in thousands — unaudited)

				Non-Guarantor	Non-Guarantor
	R.J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$—	$1,135,138	$502,323	$201,433	$—	$1,838,894

Cost of sales	(3,341)	—	1,069,634	438,573	189,848	—	1,694,714

Gross profit	3,341	—	65,504	63,750	11,585	—	144,180

Selling, general and administrative expenses	(11,902)	—	65,962	22,468	6,100	—	82,628

Restructuring and asset impairment charge	503	—	68,930	1,751	—	—	71,184

Operating income (loss)	14,740	—	(69,388)	39,531	5,485	—	(9,632)

Interest expense, net	52,918	2,221	4,787	2,485	3,602	—	66,013

Chapter 11 and related reorganization items	144,909	—	—	—	—	—	144,909

Income (loss) before provision for income taxes, equity in earnings of joint ventures and minority interest	(183,087)	(2,221)	(74,175)	37,046	1,883	—	(220,554)

Provision (benefit) for income taxes	—	—	1,758	12,778	1,286	—	15,822

Income (loss) before equity in earnings of joint ventures and minority interest	(183,087)	(2,221)	(75,933)	24,268	597	—	(236,376)

Equity earnings in joint ventures and subsidiaries, net	(47,140)	(230,227)	—	—	—	283,852	6,485

Minority interest, net	—	—	—	(2,557)	—	—	(2,557)

Net income (loss)	$(230,227)	$ $(232,448)	$(75,933)	$21,711	$597	$$283,852	$(232,448)

TOWER AUTOMOTIVE, INC.
Consolidating Statements of Cash Flows for the Six Months Ended June 30, 2005
(Amounts in thousands — unaudited)

				Non-Guarantor	Non-Guarantor
	R. J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(230,227)	$(232,448)	$(75,933)	$21,711	$597	$$283,852	$	$(232,448)
Adjustments required to reconcile net income to net cash provided by (used in) operating activities
Chapter 11 and related reorganization expenses, net	131,535	—	—	—	—	—		131,535
Non-cash restructuring charge	—	—	63,722	—	—	—		63,722
Depreciation	166	—	55,940	22,054	11,771	—		89,931
Deferred income tax provision (benefit)	—	—	(281)	12,722	270	—		12,711
Equity in earnings of joint ventures, net	(6,485)	—	—	—	—	—		(6,485)
Changes in working capital and other operating items	123,282	2,445	(27,342)	(20,398)	(2,825)	(283,852)		(208,690)

Net cash provided by (used in) operating activities	18,271	(230,003)	16,106	36,089	9,813	—		(149,724)

INVESTING ACTIVITIES:
Capital expenditures, net	—	—	(11,919)	(26,721)	(12,897)	—		(51,537)
Other, net	(230,003)	230,003	—	—	—	—		—

Net cash provided by (used in) investing activities	(230,003)	230,003	(11,919)	(26,721)	(12,897)	—		(51,537)

FINANCING ACTIVITIES:
Proceeds from pre-petition borrowings	—	—	—	5,887	12,565	—		18,452

Repayments of pre-petition borrowings	(425,000)	—	(3,941)	(11,626)	(9,304)	—		(449,871)
Proceeds from DIP credit facility	866,785	—	—	—	—	—		866,785
Repayments of DIP credit facility borrowings	(331,625)	—	—	—	—	—		(331,625)

Net cash provided by (used for) financing activities	110,160	—	(3,941)	(5,739)	3,261	—		103,741

NET CHANGE IN CASH AND CASH EQUIVALENTS	(101,572)	—	246	3,629	177	—		(97,520)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	107,599	—	(517)	41,948	71	—		149,101

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,027	$—	$(271)	$45,577	$248	$—		$51,581

TOWER AUTOMOTIVE, INC.
Consolidating Balance Sheets at December 31, 2004
(Amounts in thousands)

				Non-Guarantor	Non-Guarantor
	R.J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$107,599	$—	$(517)	$41,948	$71	$—	$149,101
Accounts receivable	47,373	—	70,636	188,352	39,670	—	346,031
Inventories	(372)	—	75,469	72,050	11,887	—	159,034
Prepaid tooling and other	4,427	—	54,618	53,947	11,946	—	124,938

Total current assets	159,027	—	200,206	356,297	63,574	—	779,104

Property, plant and equipment, net	601	—	690,646	319,785	194,608	—	1,205,640
Investments in joint ventures	227,740	—	—	—	—	—	227,740
Investments in and advances to (from) affiliates	526,173	255,049	(453,177)	(216,603)	4,278	(115,720)	—
Goodwill	—	—	—	174,563	—	—	174,563
Other assets, net	37,307	5,410	90,194	28,616	12,200	—	173,727

	$950,848	$260,459	$527,869	$662,658	$274,660	$(115,720)	$2,560,774

Liabilities and Stockholders’ Investment (Deficit)
Current liabilities:

Current maturities of long-term debt and capital lease obligations	$3,750	$—	$6,271	$24,460	$98,675	$—	$133,156
Accounts payable	29,052	—	366,329	184,876	57,861	—	638,118
Accrued liabilities	70,421	918	143,643	57,941	13,339	—	286,262

Total current liabilities	103,223	918	516,243	267,277	169,875	—	1,057,536

Non-Current Liabilities:
Long-term debt, net of current maturities	874,358	258,750	57,126	11,855	37,473	—	1,239,562
Convertible senior debenture	—	121,723	—	—	—		121,723
Obligations under capital leases, net of current maturities	—	—	—	36,472	351	—	36,823
Other noncurrent liabilities	40,001	—	149,776	30,956	5,329	—	226,062

Total noncurrent liabilities	914,359	380,473	206,902	79,283	43,153	—	1,624,170

Stockholders’ investment (deficit)	(66,734)	(120,932)	(195,276)	316,098	61,632	(115,720)	(120,932)

	$950,848	$260,459	$527,869	$662,658	$274,660	$(115,720)	$2,560,774

TOWER AUTOMOTIVE, INC.
Consolidating Statement of Operations for the Three Months Ended June 30, 2004
(Amounts in thousands — unaudited)

				Non-Guarantor	Non-Guarantor
	R.J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$—	$507,904	$204,873	$70,436	$—	$783,213

Cost of sales	(1,509)	—	472,061	178,262	65,685	—	714,499

Gross profit	1,509	—	35,843	26,611	4,751	—	68,714

Selling, general and administrative expenses	(7,345)	—	30,417	9,679	2,390	—	35,141

Restructuring and asset impairment charge	227	—	77	—	—	—	304

Operating income	8,627	—	5,349	16,932	2,361	—	33,269

Interest expense (income), net	26,639	9,461	(1,387)	1,317	1,848	—	37,878

Unrealized loss on derivative	—	1,850	—	—	—	—	1,850

Income (loss) before provision for income taxes, equity in earnings of joint ventures and minority interest	(18,012)	(11,311)	6,736	15,615	513	—	(6,459)

Provision (benefit) for income taxes	(6,124)	(3,846)	2,292	5,308	174	—	(2,196)

Income (loss) before equity in earnings of joint ventures and minority interest	(11,888)	(7,465)	4,444	10,307	339	—	(4,263)

Equity earnings in joint ventures and subsidiaries, net	16,696	4,808	—	—	—	(17,982)	3,522
Minority interest, net	—	—	—	(1,916)	—	—	(1,916)

Net income (loss)	$4,808	$(2,657)	$4,444	$8,391	$339	$(17,982)	$(2,657)

TOWER AUTOMOTIVE, INC.
Consolidating Statement of Operations for the Six Months Ended June 30, 2004
(Amounts in thousands — unaudited)

				Non-Guarantor	Non-Guarantor
	R.J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$—	$1,032,727	$393,998	$137,724	$—	$1,564,449

Cost of sales	(4,248)	—	967,438	344,765	127,135	—	1,435,090

Gross profit	4,248	—	65,289	49,233	10,589	—	129,359

Selling, general and administrative expenses	(15,760)	—	60,799	19,274	4,982	—	69,295

Restructuring and asset impairment charge	444	—	(5,747)	—	—	—	(5,303)

Operating income	19,564	—	10,237	29,959	5,607	—	65,367

Interest expense (income), net	47,889	16,652	(1,906)	2,898	3,815	—	69,348

Unrealized loss on derivative	—	1,850	—	—	—	—	1,850

Income (loss) before provision for income taxes, equity in earnings of joint ventures and minority interest	(28,325)	(18,502)	12,143	27,061	1,792	—	(5,831)

Provision (benefit) for income taxes	(9,366)	(6,291)	4,130	9,200	609	—	(1,718)

Income (loss) before equity in earnings of joint ventures and minority interest	(18,959)	(12,211)	8,013	17,861	1,183	—	(4,113)

Equity earnings in joint ventures and subsidiaries, net	30,799	21,572	—	—	—	(45,402)	6,969
Gain on sale of joint venture investment, net	9,732	—	—	—	—	—	9,732
Minority interest, net	—	—	—	(3,227)	—	—	(3,227)

Net income (loss)	$21,572	$9,361	$8,013	$14,634	$1,183	$(45,402)	$9,361

TOWER AUTOMOTIVE, INC.
Consolidating Statements of Cash Flows for the Six Months Ended June 30, 2004
(Amounts in thousands — unaudited)

				Non-Guarantor	Non-Guarantor
	R. J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income	$21,572	$9,361	$8,013	$14,634	$1,183	$(45,402)	$9,361
Adjustments required to reconcile net income to net cash provided by (used in) operating activities
Non-cash restructuring and asset impairment reversal	—	—	(6,276)	—	—	—	(6,276)
Depreciation	130	—	47,497	20,182	8,544	—	76,353
Deferred income tax provision (benefit)	(7,855)	—	(243)	(2,053)	499	—	(9,652)
Gain on sale of joint venture investment	(9,732)		—	—	—		(9,732)
Equity in earnings of joint ventures, net	(6,969)	—	—	—	—	—	(6,969)
Changes in working capital and other operating items	(47,859)	(1,099)	(68,896)	39,916	9,900	45,402	(22,636)

Net cash provided by (used in) operating activities	(50,713)	8,262	(19,905)	72,679	20,126	—	30,449

INVESTING ACTIVITIES:
Capital expenditures, net	(1,132)	—	(96,446)	(25,173)	(8,276)	—	(131,027)
Divestitures and other	(14,957)	66,657	—	—	—	—	51,700
Acquisitions	—	—	—	—	(21,299)	—	(21,299)

Net cash provided by (used in) investing activities	(16,089)	66,657	(96,446)	(25,173)	(29,575)	—	(100,626)

FINANCING ACTIVITIES:
Proceeds from borrowings	421,509	125,000	—	3,608	26,374	—	576,491
Repayment of debt	(239,509)	(199,984)	(1,782)	(14,355)	(18,763)	—	(474,393)
Net proceeds from issuance of stock	—	65	—	—	—	—	65

Net cash provided by (used for) financing activities	182,000	(74,919)	(1,782)	(10,747)	7,611	—	102,163

NET CHANGE IN CASH AND CASH EQUIVALENTS	115,198	—	(118,133)	36,759	(1,838)	—	31,986

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	118,352	40,419	2,128	—	160,899

CASH AND CASH EQUIVALENTS, END OF PERIOD	$115,198	$—	$219	$77,178	$290	$—	$192,885

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Going Concern
Effective February 2, 2005, Tower Automotive, Inc. and 25 of its U.S. subsidiaries (collectively, the “Debtors”) are operating pursuant to Chapter 11 under the Bankruptcy Code and continuation of the Company as a going concern is contingent upon, among other things, the Debtors’ ability: (i) to comply with the terms and conditions of the DIP financing agreement described in Note 4 to the Condensed Consolidated Financial Statements; (ii) to obtain confirmation of a plan of reorganization under the Bankruptcy Code; (iii) to undertake certain restructuring actions relative to the Company’s operations in North America; (iv) to reduce unsustainable debt and simplify the Company’s complex and restrictive capital structure through the bankruptcy process; (v) to return to profitability; (vi) to generate sufficient cash flow from operations to fund working capital and debt service requirements; and (vii) to obtain financing sources to meet the Company’s future obligations. These matters create uncertainty regarding the Company’s ability to continue as a going concern. See Notes 1, 2 and 4 to the accompanying Condensed Consolidated Financial Statements for additional information.
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
While steel price increases have recently abated, and in some cases decreased, the Company expects that higher overall steel prices in 2005, relative to average prices in 2004, will have an adverse impact on the Company’s results of operations. Higher steel prices during the three and six months ended June 30, 2005 reduced gross margin by $21.8 million and $44.0 million, respectively, as compared to the comparable periods in 2004. The Company is pursuing several initiatives to mitigate the impact of such raw material price increases on its results of operations. Such initiatives include moving more steel purchases to customer repurchase programs, pursuing selling price increases from customers and reducing other operating costs, among other initiatives. The Company can provide no assurances that such initiatives will be successful. However, during the three and six months ended June 30, 2005, the Company realized approximately $14.5 million and $27.3 million, respectively, in steel price recoveries from certain customers.
Despite approximate 1.0% and 3.0% declines in North American vehicle production during the three and six months ended June 30, 2005 in comparison to the corresponding periods of 2004, volume and product mix increased the Company’s revenues and gross profit by $94.6 million and $13.5 million, respectively for the 2005 three-month period and by $189.3 million and $26.9 million, respectively, for the first six months of 2005. These increases resulted primarily from new product programs going from the launch stage to full production. The Company’s relatively high concentration of revenues associated with large vehicle platforms exposes the Company to a significant adverse impact from reductions in OEM production levels in relation to such vehicle platforms.

The Company’s gross margins have been declining since 1999. High raw material and labor costs, including health care, have had a negative impact on results of operations and are expected to do so for the foreseeable future. Generally, the Company’s customers require the reduction of selling prices of the Company’s products for each year during the respective lives of such product programs, generally five to seven years. The Company’s ability to improve its profit margins is directly linked to its ability to more than offset these price reductions with reduced operating costs. Product pricing increased gross profit by $4.9 million and $6.2 million, respectively, in the three and six months ended June 30, 2005 in comparison to the corresponding periods of 2004.
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
The number of new vehicle launches also impacts the Company’s gross margins. The Company’s operating costs are higher during a product launch period relative to when the vehicle has reached normal production volumes. In addition, the Company’s gross margins are impacted by the commercial success of the vehicles to which the Company is a supplier, general global economic conditions and vehicle production volumes as mentioned above. During 2004, the Company was adversely impacted by a significant amount of new product launch activity. These launches, which were significant both in terms of number and relative size, reduced gross profit significantly during 2004. However, during 2005 the Company’s launch activities are expected to decrease to a significant degree due to a number of product programs in the launch stage during 2004 going into full production. Launch costs decreased during the three and six months ended June 30, 2005 by approximately $12.3 million and $25.0 million, respectively.
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
During the three and six months ended June 30, 2005, the Company incurred $103.3 million and $144.9 million in costs in relation to its Chapter 11 and related reorganization activities. The Company expects to incur substantial costs in association with these activities until it emerges from Chapter 11.
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

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004
Revenues. Revenues increased by $139.8 million, or 17.8%, during the three months ended June 30, 2005 to $923.0 million from $783.2 million during the three months ended June 30, 2004. Higher volume including product mix and favorable foreign exchange effects increased revenues by $94.6 million and $25.8 million, respectively, during the 2005 period. In addition, the effects of favorable product pricing and steel price recoveries from certain customers increased revenues by $4.9 million and $14.5 million, respectively for the 2005 period.
Gross Profit and Gross Margin. Gross margin for the quarter ended June 30, 2005 was 8.6% compared to 8.8% for the comparable period of 2004. Gross profit increased by $10.7 million, or 15.5%, to $79.4 million during the 2005 period compared to $68.7 million during the 2004 period. The increase in gross profit resulted primarily from the positive impacts of volume, pricing, steel price increase recoveries from certain customers and declines in launch costs in the amounts of $13.5 million, $4.9 million, $14.5 million and $12.3 million, respectively. These positive impacts were partially offset by increases in steel prices, operating inefficiencies and general economic conditions (i.e. general labor rate increases, higher energy costs, etc.) in the amounts of $21.8 million, $1.9 million and $10.8 million, respectively. The slight decrease in gross margin was primarily attributable to changes in product mix.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.3 million, or 12.2%, to $39.4 million during the three months ended June 30, 2005 from $35.1 million for the corresponding period of 2004. Selling, general and administrative expenses represented 4.3% of revenues during the 2005 period in comparison to 4.5% in the 2004 period.
Interest Expense, Net. Interest expense, net decreased by $15.5 million, or 41.0%, to $22.3 million during the 2005 period in comparison to $37.9 million in the 2004 period. The decline was attributable to: (i) $17.1 million related to debt that has been classified as subject to compromise on which no interest is being accrued in the Company’s financial statements effective February 2, 2005; (ii) $3.8 million related to interest savings associated with the repayment of 5.0% convertible subordinated notes in May 2004; and (iii) lower amortization expense of $2.6 in relation to deferred financing costs. These declines were partially offset by: (i) increased interest of $4.8 million related to the Company’s DIP financing facilities; (ii) $2.7 million related to a decrease in capitalized interest during the 2005 period; and (iii) an increase of $0.5 million in relation to interest expense associated with miscellaneous items. In accordance with SOP 90-7, “Reorganization Under the Bankruptcy Code,” interest expense for the 2005 period has been recognized only to the extent that it will be paid during the Company’s bankruptcy proceedings or that it is probable that it will be an allowed priority, secured or unsecured claim. Interest expense recognized by the Company is lower than the Company’s stated contractual interest for the three months ended June 30, 2005 by $18.4 million.
Chapter 11 and Related Reorganization Items. On February 2, 2005, the Debtors filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. During the three months ended June 30, 2005, Chapter 11 and related reorganization costs amounted to $103.3 million. These costs primarily related to professional fees and lease rejection costs related to the Company’s bankruptcy proceedings. See Note 2 to the Condensed Consolidated Financial Statements.
Unrealized Loss on Derivative. The Company recognized an unrealized loss on derivative of $1.8 million in the quarter ended June 30, 2004. The embedded conversion option associated with the 5.75% Convertible Senior Debentures, issued in May 2004, was bifurcated from the host debt contract. This bifurcated derivative was being marked to market during the period of May 24, 2004 through September 19, 2004. On September 20, 2004, the required additional number of shares of common stock associated with the conversion feature were approved for authorization by the Company’s stockholders.
Provision for Income Taxes. The Company recognized income tax expense of $9.7 million, despite a $125.0 million pre-tax loss, during the three months ended June 30, 2005 in comparison to an income tax benefit of $2.2 million on a pre-tax loss of $6.5 million for the corresponding period of 2004. The provision for income taxes for the 2005 period was primarily attributable to the recognition of foreign income taxes and state taxes. U.S. Federal income tax benefits have not been recognized in the 2005 period.

Equity in Earnings of Joint Ventures, Net of Tax. Equity in earnings of joint ventures, net of tax decreased by $1.3 million, or 36.9%, from $3.5 million during the three months ended June 30, 2004 to $2.2 million during the three months ended June 30, 2005. The decrease resulted from a decline in the Company’s share of earnings from its joint venture interest in Metalsa.
Minority Interest, Net of Tax. Minority interest, net of tax decreased by $0.7 million, or 36.2%, to $1.2 million during the three months ended June 30, 2005 from $1.9 million during the corresponding period of 2004. Lower earnings at the Company’s consolidated joint ventures resulted in the decline.
Net Loss. The Company recognized a net loss of $133.7 million ($2.28 per basic and diluted share) during the three months ended June 30, 2005 compared to a net loss of $2.7 million ($0.05 per basic and diluted share) during the three months ended June 30, 2004. The $131.0 million increase in the net loss for the 2005 period was primarily attributable to the Chapter 11 and related reorganization items and a decline in operating income. The decrease in operating income was caused by increases in selling, general and administrative expenses and restructuring and asset impairment charges, net.
Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004
Revenues. Revenues increased by $274.4 million, or 17.5%, during the six months ended June 30, 2005 to $1.8 billion from $1.6 billion during the six months ended June 30, 2004. Higher volume including product mix and favorable exchange effects increased revenues by $189.3 million and $54.2 million, respectively, during the 2005 period. In addition, the effects of favorable product pricing and steel price recoveries from certain customers increased revenues by $4.9 million and $26.0 million, respectively, for the 2005 period.
Gross Profit and Gross Margin. Gross margin for the six months ended June 30, 2005 was 7.8% compared to 8.3% for the comparable period of 2004. Gross profit increased by $14.8 million, or 11.5%, to $144.2 million during the 2005 period compared to $129.4 million during the 2004 period. The increase in gross profit resulted primarily from the positive impacts of volume, pricing, steel price increase recoveries from certain customers and declines in launch costs in the amounts of $26.9 million, $6.2 million, $27.3 million and $25.0 million, respectively. These positive impacts were partially offset by increases in steel prices, operating inefficiencies and general economic conditions (i.e. general labor rate increases, higher energy costs, etc.) in the amounts of $44.0 million, $9.5 million and $17.1 million, respectively. The decrease in gross margin was primarily attributable to changes in product mix.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $13.3 million, or 19.2%, to $82.6 million during the six months ended June 30, 2005 from $69.3 million for the corresponding period of 2004. Selling, general and administrative expenses represented 4.5% of revenues during the 2005 period in comparison to 4.4% in the 2004 period.
Interest Expense, Net. Interest expense, net decreased by $3.3 million, or 4.8%, to $66.0 million during the 2005 period in comparison to $69.3 million in the 2004 period. The decline was attributable to: (i) $28.0 million related to debt that has been classified as subject to compromise for which no interest is being accrued in the Company’s financial statements effective February 2, 2005; (ii) $6.3 million related to interest savings associated with the repayment of 5.0% convertible subordinated notes in May 2004; and (iii) interest savings of $1.4 million in association with an interest rate swap contract. These declines were partially offset by: (i) increased interest of $10.2 million related to the Company’s DIP financing facilities; (ii) $5.3 million related to a decrease in capitalized interest during the 2005 period; (iii) an increase of $3.2 million in relation to interest expense associated with miscellaneous items; and (v) higher expenses of $13.7 million in relation to the amortization of deferred financing costs. In accordance with SOP 90-7, “Reorganization Under the Bankruptcy Code,” interest expense during the Company’s bankruptcy has been recognized only to the extent that it will be paid during the Company’s bankruptcy proceedings or that it is probable that it will be an allowed priority, secured or unsecured claim. Interest expense recognized by the Company is lower than the Company’s stated contractual interest for the three months ended June 30, 2005 by $30.7 million.

Chapter 11 and Related Reorganization Items. On February 2, 2005, the Debtors filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. During the six months ended June 30, 2005, Chapter 11 and related reorganization costs amounted to $144.9 million. These costs primarily related to professional fees and lease rejection costs related to the Company’s bankruptcy proceedings. See Note 2 to the Condensed Consolidated Financial Statements.
Unrealized Loss on Derivative. The Company recognized an unrealized loss on derivative of $1.8 million in the six months ended ended June 30, 2004. The embedded conversion option associated with the 5.75% Convertible Senior Debentures, issued in May 2004, was bifurcated from the host debt contract. This bifurcated derivative was being marked to market during the period of May 24, 2004 through September 19, 2004. On September 20, 2004, the required additional number of shares of common stock associated with the conversion feature were approved for authorization by the Company’s stockholders.
Provision for Income Taxes. The Company recognized income tax expense of $15.8 million, despite a $220.6 million pre-tax loss, during the six months ended June 30, 2005 in comparison to an income tax benefit of $1.7 million on a pre-tax loss of $5.8 million for the corresponding period of 2004. The provision for income taxes for the 2005 period was primarily attributable to the recognition of foreign income taxes and state taxes. U.S. Federal income tax benefits have not been recognized in the 2005 period.
Equity in Earnings of Joint Ventures, Net of Tax. Equity in earnings of joint ventures, net of tax decreased by $0.5 million, or 6.9%, from $7.0 million during the six months ended June 30, 2004 to $6.5 million during the six months ended June 30, 2005. The decrease resulted from the elimination of earnings from the Company’s interest in Yorozu Corporation, which was sold in March 2004, offset by an increase in the Company’s share of earnings from its joint venture interest in Metalsa of $1.1 million.
Minority Interest, Net of Tax. Minority interest, net of tax decreased by $0.7 million, or 20.8%, to $2.6 million during the six months ended June 30, 2005 from $3.2 million during the corresponding period of 2004. Lower earnings at the Company’s joint venture in China, Tower Golden Ring, resulted in the decrease.
Gain on Sale of Joint Venture, Net of Tax. The gain on sale of joint venture of $9.7 million for the six months ended June 30, 2004 represents the Company’s sale of its 30.76% ownership interest in Yorozu in March 2004. See Note 9 to the Condensed Consolidated Financial Statements.
Net Income (Loss). The Company incurred a net loss of $232.4 million ($3.96 per basic and diluted share) during the six months ended June 30, 2005 compared to net income of $9.3 million ($0.16 per basic and diluted share) for the six months ended June 30, 2004. The net loss for the 2005 period primarily resulted from Chapter 11 and reorganization items, and increases in restructuring and asset impairment charges, net and selling, general and administrative expenses.
Restructuring and Asset Impairment
During the three and six months ended June 30, 2005, the Company recognized restructuring and asset impairment charges, net of $39.3 million and $71.2 million, respectively. During the six months ended June 30, 2004, the Company recognized a reversal of a pension curtailment loss in the amount of $6.3 million resulting in an income item in relation to restructuring and asset impairment charges, net in the Condensed Consolidated Statement of Operations for that period.
On April 15, 2005, the Company committed to a plan to close its Belcamp, MD, Bowling Green, KY and Corydon, IN facilities. The facility closures were completed in June 2005. In addition, as a result of the closing of the Corydon, IN facility, the Company will reduce the number of employees at its Granite City, IL facility. These operational restructuring initiatives are designed to reduce excess capacity and associated costs and improve overall efficiency. Total estimated costs associated with these actions amount to approximately $63.4 million. Cash expenditures related to these actions are estimated at $4.5 million (See Note 12 to the Condensed Consolidated Financial Statements).

Liquidity and Capital Resources
During the first six months of 2005, the Company’s cash requirements were met through operations and a $725 million commitment of debtor-in-possession financing (“DIP Financing”). At June 30, 2005, the Company had available liquidity in the amount of $241.6 million, which consisted of $51.6 million of cash on hand and $190.0 million available for borrowing under the DIP Financing.
Net cash used in operating activities was $149.7 million during the six months ended June 30, 2005 compared to net cash provided by operating activities of $30.4 million during the six months ended June 30, 2004. The net cash utilized in the 2005 period resulted primarily from an increase in accounts receivable of $188.2 million and a decrease in accounts payable of $296.9 million. These utilization amounts were partially offset by net provisions of cash from other operating accounts in the amount of $335.4 million.
Net cash utilized in investing activities was $51.5 million during the first six months of 2005 compared to net cash utilized of $100.6 million in the corresponding period of 2004. The utilization for the 2005 period resulted from capital expenditures of $51.5 million.
Net cash provided by financing activities was $103.7 million during the six months ended June 30, 2005 compared to net cash provided of $102.2 million during the comparable period of 2004. During the first six months of 2005, borrowings related to the DIP financing facility more than offset repayments pertaining to that facility in the amount of $535.2 million. The effect of this provision of cash was partially offset in the amount of $431.4 million resulting from repayments of the Company’s non-DIP debt exceeding borrowings associated with that debt.
At June 30, 2005, the Company’s balance sheet reflected working capital of $107.6 million. However, the Company classified approximately $369.6 million of contractual current liabilities as liabilities subject to compromise.
The Company’s business has significant liquidity requirements due to its product launch activities and its capital-intensive nature. The Company encountered a series of developments in late 2004 and early 2005, in addition to the termination of accelerated payment programs with key customers, that resulted in a material reduction in the Company’s liquidity position in early 2005.
Production volumes of the Company’s largest customers declined in the latter part of 2004 and in early 2005. In North America, Ford and General Motors experienced declining production volumes due, in part, to a loss in market share to foreign competitors such as Toyota, Honda and Nissan. Since the Company typically supplies its customers on a requirements basis and is not guaranteed any set volume of business and Ford and General Motors are major customers of the Company, representing approximately 48% of the Company’s revenues in 2004, the decline in production has significantly impacted the Company’s liquidity position and recent results of operations.
Increased costs of raw materials have also negatively impacted the Company’s liquidity position. The majority of the Company’s product offerings are produced from steel. Due to significantly increased demand for steel, most notably from China, the cost of steel increased significantly during 2004 and, despite a recent abatement in these steel price increases, the adverse impact is continuing in 2005.
In addition, certain foreign subsidiaries of the Company are subject to restrictions on their ability to dividend or otherwise distribute cash to the Company because they are subject to financing arrangements that restrict them from paying dividends.
Due to the above-mentioned factors, the Company’s liquidity position deteriorated in early 2005, which required the Company to seek Chapter 11 protection to restructure its operations and financial position.

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
In addition, the Chapter 11 filing created an event of default in relation to the Convertible Debentures, Senior Notes, Senior Euro Notes, and amounts due to the Tower Automotive Capital Trust. As a result, such indebtedness became immediately due and payable.
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
At June 30, 2005, the Company had total debt not subject to compromise in the bankruptcy proceedings of $793.0 million. The debt is composed of fixed rate debt of $142.0 million and floating rate debt of $651.0 million. The pre-tax earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt not subject to compromise would be approximately $6.5 million, holding other variables constant. A one-percentage point increase in interest rates would not materially impact the fair value of the fixed rate debt not subject to compromise.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
See “Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2.
Item 4. Controls and Procedures.
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company’s Chief Executive Officer (the “CEO”) and the Company’s Chief Financial Officer (the “CFO”) have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a – 15 (e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based upon this review and evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2005. This determination was based upon the identification of material weaknesses as of December 31, 2004, in the Company’s internal control over financial reporting, which the Company views as an integral part of its disclosure controls and procedures. The effect of such weaknesses on the Company’s disclosure controls and procedures and remedial actions taken and planned are described in Item 9A, Controls and Procedures of the Company’s Form 10-K for the year ended December 31, 2004.

In connection with the preparation of the information included as part of this Quarterly Report on Form 10-Q and as a result of a review of the related financial statements by the Company’s independent registered public accounting firm, an additional material weakness was identified by management in the Company’s internal controls. As a result of this material weakness material adjustments to the recorded amount of reorganization expense were necessary to present the financial statements for the quarter ended June 30, 2005 in accordance with generally accepted accounting principles. This material weakness arose during the second quarter of 2005 and is separate and unrelated to the material weaknesses in internal controls disclosed in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. This material weakness involved controls and procedures which were not performed or not adequately performed related to the calculation of estimated contract rejection damages included in reorganization expense for the quarter ended June 30, 2005. The principal factors contributing to the material weakness in estimating contract rejection damages were:
•	Insufficient independent verification of calculations performed to verify key contract terms were correct;

•	Insufficient consideration of amounts recorded in other accounts related to rejected contracts; and

•	Insufficient review of calculations.
To address this material weakness, the Company is implementing enhancements to its internal control over financial reporting. These steps include:
•	Independent verification requirements for manual calculations;

•	Procedures to ensure all appropriate amounts are included in analysis; and

•	Review and approval protocols prior to recognition of related amounts in the interim financial statements.
If not remediated, this material weakness could result in a material misstatement of reorganization expense that would result in a material misstatement to annual or interim financial statements that might not be prevented or detected.
     CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
A description of the Company’s proceedings under Chapter 11 of the United States Bankruptcy Code is described in Part II, Item 1 of the Company’s Form 10-Q for the quarter ended March 31, 2005, which is incorporated herein by reference.
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

TOWER AUTOMOTIVE, INC.
Registrant

Date: October 3, 2005	/s/ Christopher T. Hatto
Christopher T. Hatto Chief Accounting Officer

Exhibit Number	Exhibit Index
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.