Form 10-Q
period 2005-09-30
TOWER AUTOMOTIVE INC
filed 2006-01-06
CIK 925548

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes  ☐          No  ☑
The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, at December 30, 2005, was 58,528,801 shares.

Tower Automotive, Inc.
Form 10-Q

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements.
TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands — unaudited)

	September 30, 2005	December 31, 2004
ASSETS

Current Assets:
Cash and cash equivalents	$45,517	$149,101
Accounts receivable	441,588	346,031
Inventories	139,112	159,034
Prepaid tooling and other	149,475	124,938

Total current assets	775,692	779,104

Property, plant and equipment, net	1,047,852	1,205,640
Investments in joint ventures	222,282	227,740
Goodwill	155,388	174,563
Other assets, net	119,860	173,727

Total assets	$2,321,074	$2,560,774

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities Not Subject to Compromise:
Current maturities of long-term debt and capital lease obligations	$142,081	$133,156
Accounts payable	322,198	638,118
Accrued liabilities	247,338	286,262

Total current liabilities	711,617	1,057,536

Liabilities subject to compromise	1,134,974	—

Non-Current Liabilities Not Subject to Compromise:
Long-term debt, net of current maturities	88,964	1,239,562
Debtor-in-possession borrowings	553,764	—
Convertible senior debentures	—	121,723
Obligations under capital leases, net of current maturities	30,048	36,823
Other noncurrent liabilities	242,612	226,062

Total noncurrent liabilities	915,388	1,624,170

Stockholders’ deficit:
Preferred Stock	—	—
Common stock	666	666
Additional paid-in-capital	681,264	681,084
Retained deficit	(1,024,761)	(715,754)
Deferred compensation plans	(7,146)	(7,636)
Accumulated other comprehensive loss	(41,604)	(29,968)
Treasury stock	(49,324)	(49,324)

Total stockholders’ deficit	(440,905)	(120,932)

Total liabilities and stockholders’ deficit	$2,321,074	$2,560,774

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts — unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	$712,664	$722,334	$2,551,558	$2,286,783
Cost of sales	688,602	689,950	2,383,316	2,125,040

Gross profit	24,062	32,384	168,242	161,743
Selling, general and administrative expenses	36,200	33,503	118,828	102,798
Restructuring and asset impairment charges, net	37,693	2,020	108,877	(3,283)

Operating income (loss)	(49,831)	(3,139)	(59,463)	62,228
Interest expense, net (Contractual interest of $39,644 and $136,370 in 2005)	21,510	36,061	87,523	105,409
Chapter 11 and related reorganization items	6,615	—	151,524	—
Unrealized gain on derivative	—	(5,710)	—	(3,860)

Loss before provision for income taxes, equity in earnings of joint ventures and minority interest	(77,956)	(33,490)	(298,510)	(39,321)
Provision (benefit) for income taxes	1,522	(12,700)	17,344	(14,418)

Loss before equity in earnings of joint ventures, minority interest and gain on sale of joint venture	(79,478)	(20,790)	(315,854)	(24,903)
Equity in earnings of joint ventures, net of tax	4,316	2,124	10,801	9,093
Minority interest, net of tax	(1,394)	(1,552)	(3,951)	(4,779)
Gain on sale of joint venture, net of tax	—	—	—	9,732

Net loss	$(76,556)	$(20,218)	$(309,004)	$(10,857)

Basic and diluted loss per share	$(1.31)	$(0.35)	$(5.27)	$(0.19)

Weighted average basic and diluted shares outstanding	58,643	58,293	58,646	57,901

     The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands — unaudited)

	Nine Months Ended September 30,
	2005	2004
OPERATING ACTIVITIES:		(as corrected)
Net loss	$(309,004)	$(10,857)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Chapter 11 and related reorganization expenses, net	133,171	—
Non-cash restructuring and impairment	101,632	(6,276)
Depreciation	135,788	114,354
Deferred income tax	12,863	(25,199)
Gain on sale of joint venture investment	—	(9,732)
Equity in earnings of joint ventures, net	(10,801)	(9,093)
Unrealized gain on derivative	—	(3,860)
Change in working capital and other operating items	(189,450)	(38,298)

Net cash provided by (used in) operating activities	(125,801)	11,039

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant and equipment	(104,540)	(147,580)
Proceeds from sale of joint venture investment	—	51,700
Acquisitions	—	(21,299)

Net cash used in investing activities	(104,540)	(117,179)

FINANCING ACTIVITIES:
Proceeds from borrowings	36,702	580,037
Repayments of borrowings	(465,583)	(489,891)
Proceeds from DIP credit facility	1,054,285	—
Repayments of DIP credit facility	(498,647)	—
Net proceeds from issuance of stock	—	75

Net cash provided by (used in) financing activities	126,757	90,221

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(103,584)	$(15,919)

Cash and cash equivalents, beginning of period	$149,101	$160,899

CASH AND CASH EQUIVALENTS, END OF PERIOD	$45,517	$144,980

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$47,081	$92,329
Income taxes paid (refunded)	$(291)	$(1,174)
Net (decrease) increase in liabilities for purchases of property, plant and equipment	(27,425)	29,268
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by Tower Automotive, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes primarily normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2004.
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
Revenues and operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year or any future period.
Cash Flow Statement Presentation Correction
On December 22, 2005, based upon a review of management’s recommendation, the Audit Committee of the Board of Directors of the Company concluded that the Company must correct the presentation of its Consolidated Statements of Cash Flows for certain prior periods. During those periods, the Company was reporting capital expenditures in its consolidated statements of cash flows on an accrual basis rather than on a cash basis. Accordingly, the Company previously reported capital expenditures in the consolidated statements of cash flows in the period in which the Company acquired legal title to the related property, plant or equipment rather than when the Company actually paid the vendor for such property, plant or equipment. The impact of correcting this presentation in the consolidated statements of cash flows from an accrual basis to a cash basis decreases or increases cash provided by operations with corresponding decreases or increases in cash utilized in investing activities. The presentation of the Consolidating Statement of Cash Flows for the nine months ended September 30, 2004 contained in Note 17 has also been corrected.
This correction does not affect the results of operations, financial position or net changes in cash and cash equivalents for any of those periods.
A summary of the impact of this correction is as follows (in thousands):

	Six Months Ended		Three Months Ended
	June 30, 2005		March 31, 2005
	As	As	As	As
	reported	corrected	reported	corrected
Net cash provided by (used in) operating activities	$(149,724)	$(116,169)	$(176,855)	$(155,664)
Net cash used in investing activities	(51,537)	(85,092)	(31,977)	(53,168)
Net decrease in liabilities for purchases of property, plant and equipment	—	(33,555)	—	(21,191)

	Nine Months Ended		Six Months Ended
	September 30, 2004		June 30, 2004
	As	As	As	As
	reported	corrected	reported	corrected
Net cash provided by (used in) operating activities	$40,307	$11,039	$30,449	$1,202
Net cash used in investing activities	(146,447)	(117,179)	(100,626)	(71,379)
Net increase in liabilities for purchases of property, plant and equipment	—	29,268	—	29,247

	Three Months Ended		Year Ended
	March 31, 2004		December 31, 2004
	As	As	As	As
	reported	corrected	reported	corrected
Net cash provided by (used in) operating activities	$(62,884)	$(71,902)	$74,760	$51,710
Net cash used in investing activities	(19,890)	(10,872)	(180,525)	(157,475)
Net increase in liabilities for purchases of property, plant and equipment	—	9,018	—	23,050

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
Customer pricing pressures, North American automotive production cuts, significantly higher material costs (primarily steel) and the termination of accelerated payment programs of certain customers adversely affected the Debtors’ operations and financial condition.
Pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of the Debtors’ liabilities as of the petition date or to enforce pre-petition date contractual obligations are automatically stayed. As a general rule, absent approval from the Bankruptcy Court, the Debtors are prohibited from paying pre-petition obligations. In addition, as a consequence of the Chapter 11 filing, pending litigation against the Debtors is generally stayed, and no party may take any action to collect pre-petition claims except pursuant to an order of the Bankruptcy Court. However, the Debtors have requested that the Bankruptcy Court approve certain pre-petition liabilities, such as employee wages and benefits and certain other pre-petition obligations. Since the filing, all orders sufficient to enable the Debtors to conduct normal business activities, including the approval of the Debtors’ DIP financing, have been entered by the Bankruptcy Court. See Note 4 for a description of the DIP financing. While the Debtors are subject to Chapter 11, transactions of the Debtors outside the ordinary course of business will require the prior approval of the Bankruptcy Court.
The objectives of the Chapter 11 filing were to protect and preserve the value of assets and to restructure and improve the Debtors’ financial and operational affairs in order to return to profitability. While the Company believes it will be able to significantly reduce the Debtors’ unsustainable liabilities and simplify its complex and restrictive capital structure through the bankruptcy process, there can be no certainty that it will be successful in doing so.
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
Financial Statement Classification
The majority of the Debtors’ pre-petition debt is in default and is classified as “Liabilities Subject to Compromise” in the accompanying Consolidated Balance Sheet at September 30, 2005 (See Note 4).
In addition to the Debtors’ pre-petition debt which is in default, liabilities subject to compromise reflects the Debtors’ other liabilities incurred prior to the commencement of the bankruptcy proceedings. These amounts represent the Company’s estimate of known or potential pre-petition claims to be resolved in connection with the bankruptcy proceedings. Such claims remain subject to future adjustments. Future adjustments may result from: (i) negotiations; (ii) actions of the Bankruptcy Court; (iii) further developments with respect to disputed claims; (iv) rejection of executory contracts and leases; (v) the determination of value of any collateral securing claims; (vi) proofs of claims; or (vii) other events. Payment terms for these claims will be established in connection with a plan of reorganization.

Liabilities subject to compromise consist of the following (in thousands):

September
30, 2005
Debt:
5.75% Convertible senior debentures	$124,999
6.75% Due to Tower Automotive Capital Trust	258,750
9.25% Senior Euro notes	180,435
12% Senior notes	258,000

Total debt	822,184
Pre-petition accounts payable and accruals	189,525
Accrued interest on debt subject to compromise	21,343
Executory Contracts	101,922

Consolidated liabilities subject to compromise	1,134,974
Inter-company payable to non-Debtor subsidiaries	16,363

Total liabilities subject to compromise	$1,151,337

The Debtors have incurred certain professional and other expenses directly associated with the bankruptcy proceedings. In addition, the Debtors have made certain provisions to adjust the carrying value of certain pre-petition liabilities to reflect the Debtors’ estimate of allowed claims. Such costs are classified as Chapter 11 and related reorganization items in the accompanying Statements of Operations for the three and nine months ended September 30, 2005 and consist of the following (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Professional fees directly related to the filing	$4,547	$24,511
Key employee retention costs	1,675	3,368
Write off of deferred financing costs	—	29,135
Estimated executory contract rejection damages	393	94,313
Other expenses directly attributable to the Company’s reorganization	—	197

Total	$6,615	$151,524

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
Debtors’ Condensed Consolidated Balance Sheet
Debtors- in-Possession
(Amounts in thousands — unaudited)

September 30,
2005
ASSETS
Current Assets:
Cash and cash equivalents	$1,175
Accounts receivable	222,619
Inventories	70,594
Prepaid tooling and other	37,670

Total current assets	332,058

Property, plant and equipment, net	552,180
Investments in non-Debtor subsidiaries	408,560
Inter-company receivables	413,465
Other assets, net	67,203

Total assets	$1,773,466

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities Not Subject to Compromise:
Current maturities of long-term debt and capital lease obligations	$14,257
Accounts payable	104,050
Accrued liabilities	153,647

Total current liabilities	271,954

Liabilities subject to compromise	1,151,337

Non-Current Liabilities Not Subject to Compromise:
Long-term debt, net of current maturities	43,771
DIP borrowings	553,764
Other noncurrent liabilities	193,545

Total noncurrent liabilities	791,080

Total stockholders’ deficit	(440,905)

Total liabilities and stockholders’ deficit	$1,773,466

Debtors’ Condensed Consolidated Statements of Operations
Debtors-in- Possession
(Amounts in thousands — unaudited)

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Revenues	$418,485	$1,553,624
Cost of sales	412,218	1,476,718

Gross profit	6,267	76,906
Selling, general and administrative expenses	22,420	76,479
Restructuring and asset impairment charges, net	37,453	106,886
Chapter 11 and related reorganization items	6,615	151,524

Operating loss	(60,221)	(257,983)
Interest expense, net	18,745	78,706
Inter-company interest income	(5,411)	(17,009)

Loss before provision for income taxes, equity in earnings of joint ventures and equity in earnings from non-Debtor subsidiaries	(73,555)	(319,680)
Provision (benefit) for income taxes	(2,806)	5,409

Loss before equity in earnings of joint ventures and equity in earnings of non-Debtor subsidiaries	(70,749)	(325,089)
Equity in earnings of joint ventures, net of tax	48	48
Equity in earnings (loss) of non-Debtor subsidiaries	(5,855)	16,037

Net loss	$(76,556)	$(309,004)

Debtors’ Condensed Consolidated Statements of Cash Flows
Debtors- in-Possession
(Amounts in thousands — unaudited)

Nine Months
Ended
September 30,
2005
OPERATING ACTIVITIES:	$(309,004)
Net loss
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Chapter 11 and related reorganization items, net	133,171
Non-cash restructuring and impairment	100,065
Depreciation	81,522
Equity in earnings of non-Debtor subsidiaries	(16,037)
Equity in earnings of joint ventures, net	(48)
Change in working capital and other operating items	(186,100)

Net cash used in operating activities	(196,431)

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant and equipment	(34,743)

Net cash used for investing activities	(34,743)

FINANCING ACTIVITIES:
Repayments of pre-petition borrowings	(430,370)
Proceeds from DIP borrowings	1,054,285
Repayments of DIP borrowings	(498,647)

Net cash provided by financing activities	125,268

NET CHANGE IN CASH AND CASH EQUIVALENTS	(105,906)
Cash and cash equivalents, beginning of period	107,081

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,175

3. Inventories
Inventories are valued at the lower of first-in-first-out (“FIFO”) cost or market, and consist of the following (in thousands):

	September 30,	December 31,
	2005	2004
Raw materials	$72,284	$91,220
Work in process	31,106	26,820
Finished goods	35,722	40,994

	$139,112	$159,034

4. Debt
Chapter 11 Impact
Under the terms of the Company’s pre-petition credit agreement, the Chapter 11 filing created an event of default. Upon the Chapter 11 filing, the lenders’ obligation to loan additional money to the Company terminated, the outstanding principal of all obligations became immediately due and payable and the Debtors were required to immediately deposit funds into a collateral account to cover the outstanding amounts under the letters of credit issued pursuant to the Company’s pre-petition credit agreement (“Credit Agreement”). Outstanding obligations under the Credit Agreement were $425 million, which was refinanced through the DIP financing described below.
In addition, the Chapter 11 filing caused a default on the Convertible Debentures, Senior Notes, Senior Euro Notes and the amount due to the Tower Automotive Capital Trust (see Note 2).
Pursuant to SOP 90-7, the Company ceased recognizing interest expense on the Convertible Debentures, Senior Notes, Senior Euro Notes and the amount due to the Tower Automotive Capital Trust effective February 2, 2005. Contractual interest not accrued or paid during the period from February 2, 2005 through September 30, 2005 is $48.8 million.
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
The DIP Agreement provides for a $725 million commitment of debtor-in-possession financing comprised of a revolving credit and letter of credit facility in an aggregate principal amount not to exceed $300 million and a term loan in the aggregate principal amount of $425 million. The proceeds of the term loan have been used to refinance the Debtors’ obligations of amounts outstanding under the Credit Agreement. The proceeds of the revolving credit loans shall be used to fund the working capital requirements of the Debtors during the Chapter 11 proceedings. Obligations under the DIP Agreement are secured by a lien on the assets of the Debtors (such lien shall have first priority with respect to a significant portion of the Debtors’ assets) and by a super-priority administrative expense claim in each of the bankruptcy cases.
Advances under the DIP Agreement bear interest at a fixed rate per annum equal to (x) the greatest (as of the date the advance is made) of the prime rate, the Base CD Rate (as defined in the DIP Agreement) plus 1%, or the Federal Funds Effective Rate (as defined in the DIP Agreement) plus 0.5%, plus (y) 1.75%, in the case of a loan under the revolving facility, or 2.25% in the case of the term loan. Alternatively, the Debtors may request that advances be made at a variable rate equal to (x) the Adjusted LIBO Rate (as defined in the DIP Agreement), for a one-month, three-month, six-month, or nine-month period, at the election of the Debtors, plus (y) 2.75%, in the case of a loan under the revolving facility, or 3.25% in the case of the term loan. In addition, the DIP Agreement obligates the Debtors to pay certain fees to the Lenders as described in the DIP Agreement. At September 30, 2005, $170 million was available for borrowing under the revolving credit and letter of credit facility. For the period of February 2, 2005 through September 30, 2005, the weighted average interest rate associated with borrowings pertaining to the DIP Agreement was 6.88%. DIP commitment fees totaled $10.9 million during the period of February 2, 2005 through September 30, 2005. The DIP Agreement matures on February 2, 2007; however, the Debtors are obligated to repay all borrowings made pursuant to the DIP Agreement upon substantial consummation of a plan of reorganization of the Debtors that is confirmed pursuant to an order of the Bankruptcy Court.
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
Draws were made against the second lien letters of credit of $15.8 million as of September 30, 2005. In October 2005, additional draws of $25.2 million were made against the second lien letters of credit.
Debt Classified as Not Subject to Compromise
The Company’s industrial development revenue bonds and the debt associated with the Company’s variable interest entity of $43.8 million and $14.2 million, respectively, are classified as liabilities not subject to compromise on the Company’s Condensed Consolidated Balance Sheet at September 30, 2005. The Company’s foreign subsidiary indebtedness of $203.0 million at September 30, 2005, is not subject to compromise as the Company’s operating foreign subsidiaries are not included in the bankruptcy proceedings.
Interest Rate Swap Contracts
In February 2005, the Company’s interest rate swap contracts were terminated. The Company had previously de-designated one of the contracts as a cash flow hedge. Amounts previously deferred in other comprehensive income were deferred over the initial term of the contract, as the Company expected that the cash flows originally hedged would continue to occur. As of September 30, 2005, no amounts remain deferred in other comprehensive loss as the remaining term of the contract expired during the quarter ended September 30, 2005.
Unrealized Gain on Derivative
The Company’s pre-petition Convertible Debentures contain an embedded conversion option. The initial value associated with the embedded conversion option was $12.6 million and was being marked to market through the Company’s Statement of Operations during the period of May 24, 2004 through September 19, 2004. During the three and nine months ended September 30, 2004, the Company recognized income of approximately $5.7 million and $3.9 million, respectively, in relation to the change in fair value of the embedded conversion option, which is included in Unrealized Gain on Derivative in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004. As of September 20, 2004, mark-to-market adjustments were no longer required, as the Company’s stockholders approved the issuance of the Convertible Debentures and the common stock issuable upon conversion or repurchase of the Convertible Debentures.
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
During the nine months ended September 30, 2005, the Company received $74.0 million in cash proceeds from receivables sold to the QSPE and reinvested $78.1 million in cash collections in revolving securitizations with the QSPE. The Company recognized interest expense of $0.8 million associated with the Facility, which represents the discount on the sale of the receivables to the QSPE.
6. Income Taxes
During the three and nine months ended September 30, 2005, the Company recognized income tax expense of $1.5 million and $17.3 million, respectively, in relation to pre-tax losses of $78.0 million and $298.5 million, respectively. These income tax provisions resulted primarily from foreign income taxes and state taxes. Full valuation allowances were provided for U.S. Federal income tax benefits generated during the 2005 periods.
As a result of changes in non-U.S. income tax regulations, the Company made an election under the U.S. Internal Revenue Code to exclude one of its non-U.S. subsidiaries from its U.S. Federal income tax return in the third quarter of 2005. This non-U.S. subsidiary had previously been included in the Company’s U.S. Federal income tax return. As a result of this election, taxable income of approximately $60 million was generated for U.S. Federal income tax purposes, the tax impact of which has been entirely offset through the utilization of the Company’s existing U.S. Federal net operating losses and corresponding adjustment to its valuation allowance.
7. Stockholders’ Deficit
Earnings (Loss) Per Share
Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The effects of common stock equivalents have not been included in diluted loss per share for all periods presented, as the effect would be anti-dilutive. Common stock equivalents totaled 96.5 million shares, 96.6 million shares, 9.1 million shares and 14.2 million shares for the three and nine months ended September 30, 2005 and the three and nine months ended September 30, 2004, respectively.

Stock-Based Compensation
The Company accounts for stock options under the provisions of Accounting Principles Board Opinion (“APB”) No. 25, under which no compensation expense is recognized when the stock options are granted to colleagues and directors with an exercise price equal to fair market value of the stock as of the grant date. The grant date represents the measurement date of the stock options. The Company may also grant stock options to outside consultants. The fair value of options granted to outside consultants is expensed over the period services are rendered based on the Black-Scholes valuation model.
The Company has three stock option plans and three stock purchase plans: the 1994 Key Employee Stock Option Plan; the Long Term Incentive Plan; and the Independent Director Stock Option Plan; and, the Employee Stock Purchase Plan; the Key Leadership Deferred Income Stock Purchase Plan; and the Director Deferred Income Stock Purchase Plan, respectively. Had compensation expense for these plans been determined as required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company’s pro forma net loss and pro forma net loss per share would have been as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss as reported	$(76,556)	$(20,218)	$(309,004)	$(10,857)
Add: Stock-based compensation included in reported net loss, net of related tax effects	106	65	617	637
Deduct: Stock-based compensation determined under fair value based method for all awards, net of related tax effects	(1,204)	(432)	(550)	(1,568)

Pro Forma net loss	$(77,654)	$(20,585)	$(308,937)	$(11,788)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic loss per share as reported	$(1.31)	$(0.35)	$(5.27)	$(0.19)
Pro Forma	(1.32)	(0.35)	(5.27)	(0.20)
Diluted loss per share as reported	$(1.31)	$(0.35)	$(5.27)	$(0.19)
Pro Forma	(1.32)	(0.35)	(5.27)	(0.20)
As of September 20, 2005, the Company fully vested all outstanding stock options. The Company has recognized no expense in relation to these options in its Statements of Operations in accordance with APB 25.
The pro forma net loss for the nine months ended September 30, 2005 is less than the reported net loss for that period as a result of the recognition of forfeitures exceeding fair value stock-based compensation expense for the first and second quarters of 2005.
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
8. Acquisitions
Effective February 27, 2004, the Company acquired the remaining 34% ownership interest in Seojin Industrial Company Limited (“Seojin”) for consideration of approximately $21.3 million. Such consideration consisted of cash of $21.3 million offset by the repayment of $11.0 million of loans to

Seojin’s minority shareholder, resulting in a net cash outflow of $10.3 million. Seojin is a supplier of frames, modules and structural components to the Korean automotive industry, primarily Hyundai/ Kia. The Company financed the acquisition through Korean debt facilities, which are not covered under the Company’s credit facilities described in Note 4. The acquisition was accounted for under the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at fair value at the date of acquisition.
9. Investments in Joint Ventures
In March 2004, the Company sold its 30.76% ownership interest in Yorozu Corporation (“Yorozu”) to Yorozu, through a share buy-back transaction on the Tokyo Stock Exchange. Yorozu is a supplier of suspension modules and structural parts to the Asian and North American automotive markets. The Company received proceeds of approximately $51.7 million through this sale. The consideration for the sale was based on the prevailing price of Yorozu, as traded on the Tokyo Stock Exchange. The Company recognized a gain on the sale of $9.7 million during the nine months ended September 30, 2004. The proceeds of this divestiture were utilized for tooling purchases and other capital expenditures.
On February 10, 2004, the Company announced that a decision had been finalized by DaimlerChrysler to move the production of the frame assembly for the Dodge Ram light truck from the Company’s Milwaukee, Wisconsin facility to the Company’s joint venture partner, Metalsa S. de R.L. (“Metalsa”) headquartered in Monterrey, Mexico. The Dodge Ram frame program produced in the Milwaukee facility was expected to run through 2009. Production at the Milwaukee facility related to this program ceased in June 2005. The Company recognized revenue associated with the Dodge Ram frame program in the amount of $8.2 million and $43.7 million, respectively, for the three months ended September 30, 2005 and 2004 and $96.9 million and $162.9 million, respectively, for the nine months ended September 30, 2005 and 2004. The Company is a 40% partner in Metalsa with Promotora de Empresas Zano, S.A. de C.V. (“Proeza”). Metalsa is the largest supplier of vehicle frames and structures in Mexico.
10. Retirement Plans
The following table provides the components of net periodic pension benefit cost and other post-retirement benefit cost for the three months ended September 30, (in thousands):

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$819	$2,140	$82	$94
Interest cost	3,906	3,626	2,172	1,935
Expected return on plan assets	(3,835)	(3,045)	—	—
Amortization of transition assets	—	(1)	—	—
Amortization of prior service cost	621	1,054	—	—
Amortization of net losses	1,009	941	3,204	1,495

Net periodic benefit cost	$2,520	$4,715	$5,458	$3,524

The following table provides the components of net periodic pension benefit cost and other post retirement benefit cost for the nine months ended September 30, (in thousands):

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$4,259	$6,420	$482	$283
Interest cost	11,485	10,879	6,302	5,804
Expected return on plan assets	(11,179)	(9,134)	—	—
Amortization of transition assets	—	(4)	—	—
Amortization of prior service cost	3,084	3,162	—	—
Amortization of net losses	3,063	2,824	9,663	4,485

Net periodic benefit cost	$10,712	$14,147	$16,447	$10,572

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2004 that it expects its minimum pension funding requirements to be $32.4 million during 2005. During the three and nine months ended September 30, 2005, the Company made contributions of $8.1 million and $21.2 million, respectively to its pension plans. The Company presently anticipates contributing an additional $6.2 million to fund its pension plans in 2005 for a total of $27.4 million based upon the Company’s most recent estimate.
The Company contributed $1.5 million and $6.9 million, respectively, during the three and nine months ended September 30, 2005 to its defined contribution employee savings plans.
The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2004 that it expects minimum funding requirements in relation to its postretirement plans to be $20.6 million during 2005. During the three and nine months ended September 30, 2005, the Company made contributions of $4.8 million and $16.0 million, respectively, to its postretirement plans. The Company presently anticipates contributing an additional $6.5 million to fund its postretirement plans in 2005 for a total of $22.5 million based upon the Company’s most recent estimate.
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

	North America	International	Total
Three months ended September 30, 2005:
Revenues	$427,437	$285,227	$712,664
Operating income (loss)	(55,675)	5,844	(49,831)
Restructuring and asset impairment charges	37,454	239	37,693
Total assets	1,202,898	1,118,176	2,321,074
Three months ended September 30, 2004:
Revenues	$465,044	$257,290	$722,334
Operating income (loss)	(15,174)	12,035	(3,139)
Restructuring and asset impairment charges	2,020	—	2,020
Total assets	2,035,586	990,403	3,025,989
Nine months ended September 30, 2005:
Revenues	$1,587,442	$964,116	$2,551,558
Operating income (loss)	(111,872)	52,409	(59,463)
Restructuring and asset impairment charges	106,887	1,990	108,877
Total assets	1,202,898	1,118,176	2,321,074
Nine months ended September 30, 2004:
Revenues	$1,516,394	$770,389	$2,286,783
Operating income	13,736	48,492	62,228
Restructuring and asset impairment charges	(3,283)	—	(3,283)
Total assets	2,035,586	990,403	3,025,989
Inter-segment revenues are not significant for any period presented.

The change in the carrying amount of goodwill for the nine months ended September 30, 2005, by operating segment follows (in thousands):

International
Balance at December 31, 2004	$174,563
Currency translation adjustment	(19,175)

Balance at September 30, 2005	$155,388

12. Restructuring and Asset Impairment Charges
The Company has executed various restructuring plans and may execute additional plans in the future to respond to its bankruptcy proceedings, customer sourcing decisions, realignment of manufacturing capacity to prevailing global automotive production and to improve the utilization of remaining facilities. Estimates of restructuring charges are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established reserves. All lease rejection costs are contained in “Chapter 11 and related reorganization items” on the Company’s statements of operations.
On April 15, 2005, the Company committed to a plan to close its Belcamp, MD, Bowling Green, KY and Corydon, IN facilities. The facilities ceased production in June 2005. In addition, as a result of the closing of the Corydon, IN facility, the Company reduced the number of employees at its Granite City, IL facility. These actions resulted in the elimination of approximately 800 positions. These restructuring initiatives are designed to reduce excess capacity and associated costs and improve overall efficiency.
Total costs associated with these actions amount to approximately $63.4 million, which is comprised of employee termination benefits of $3.8 million, asset impairment charges of $32.1 million, related lease costs of $25.0 million and other costs of $2.5 million. The $25 million of related lease costs are contained in Chapter 11 and related reorganization items on the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2005. The $32.1 million of asset impairment charges were recognized in the three months ended March 31, 2005. Cash expenditures for these actions are estimated at $4.5 million. These amounts do not include approximately $4.7 million of cash expenditures to be incurred for training and relocation of colleagues and equipment. These actions are contained in the North America operating segment.
On October 5, 2005, the Company notified employees at its Milwaukee, WI facility that production of the Ford Ranger Truck frame would be moved to its Bellevue, OH facility. This action was taken to reduce costs and improve overall operating efficiency and is contained in the North America operating segment. Production in Milwaukee will end in March 2006.
Total estimated costs associated with this action are approximately $6 million, which is comprised of employee termination benefits of $4 million, asset impairment charges of $1 million and other costs of $1 million. Future cash expenditures for these actions are estimated at $5 million. These amounts do not include approximately $8 million of cash expenditures to move and install equipment in Bellevue. The asset impairment charges were recognized during the third quarter of 2005.
On October 13, 2005, the Company notified employees at its Granite City, IL and Milan, TN operations, of the Company’s intention to close these two manufacturing facilities. This action is part of the Company’s ongoing rationalization and consolidation of its North American operations to reduce excess capacity, reduce costs and improve overall operating efficiency. These facility closures are expected to be completed by December 2006.
Total estimated costs associated with these actions are approximately $65 million, which is comprised of employee termination benefits of $7 million, asset impairment charges of $20 million, non-cash lease rejection and restructuring charges of $31 million and other costs of $7 million. Future cash expenditures for these actions are estimated at $14 million. These amounts do not include approximately $38 million of cash expenditures for new building and consolidation and relocation costs. The asset impairment charges were recognized during the third quarter of 2005.
The Company recognized other restructuring charges contained in the North America operating segment relating primarily to the Milwaukee facility, including certain pension and postretirement curtailment charges, during the three and nine months ended September 30, 2005. The Company recognized approximately $15.5 million of net costs as a results of these actions.

During the second quarter of 2005, the Company determined that certain property, plant and equipment in North America would not be utilized through the date originally estimated. Cash flow projections were prepared which indicated that there were not sufficient projected cash flows to support the carrying value of such property, plant and equipment, which resulted in an asset impairment charge of $29.6 million included in restructuring and asset impairment charges in the accompanying statement of operations for the nine months ended September 30, 2005.
The table below summarizes the accrual for the Company’s various restructuring actions for the nine months ended September 30, 2005 (in thousands):

	Severance	Other Costs	Total
Balance at December 31, 2004	$2,615	$4,349	$6,964
Provision	6,595	—	6,595
Cash usage	(3,848)	—	(3,848)
Non-cash charges and revisions of estimates	(1,069)	(4,349)	(5,418)

Balance at September 30, 2005	$4,293	$—	$4,293

Except as disclosed above, the Company does not anticipate incurring additional material cash charges associated with these actions.
13. Comprehensive Income (Loss)
The following table presents comprehensive income (loss), net of tax (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss	$(76,556)	$(20,218)	$(309,004)	$(10,857)
Change in cumulative translation adjustment	964	4,235	(16,097)	(8,610)
Unrealized gain on qualifying cash flow hedges, net of tax of $-, $575, $- and $2,299, respectively	1,132	1,118	4,460	4,463

Comprehensive income (loss)	$(74,460)	$(14,865)	$(320,641)	$(15,004)

14. Commitments and Contingencies
Environmental Matters
The Company owns properties which have been impacted by environmental releases. The Company is liable for costs associated with investigation and/or remediation of contamination in one or more environmental media at some of these properties. The Company is actively involved in investigation and/or remediation at several of these locations. At certain of these locations, costs incurred for environmental investigation/remediation are being paid partly or completely out of funds placed into escrow by previous property owners. Nonetheless, total costs associated with remediation of environmental contamination at these properties could be substantial and may have an adverse impact on the Company’s financial condition, results of operations or cash flows.
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The established liability for environmental matters is based upon management’s best estimates of expected investigation/remediation costs related to environmental contamination. It is possible that actual costs associated with these matters will exceed the environmental reserves established by the Company. Inherent uncertainties exist in the estimates, primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability and evolving technologies for handling site remediation and restoration. As of September 30, 2005 and December 31, 2004, the Company had accrued approximately $11.6 million and $16.3 million, respectively.
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
Key Employee Retention Plan Agreements
On March 30, 2005, the Bankruptcy Court entered an order approving the execution and implementation by the Company of Key Employee Retention Plan Agreements (the “KERP Agreements”) and the assumption of certain executive contracts.
The Company entered into the KERP Agreements to ensure the continued contributions of its key employees during the Company’s Chapter 11 bankruptcy proceedings. Under each KERP Agreement, the Company agrees to pay the applicable employee a retention incentive. The total amount of the retention incentive (which varies by employee from 40% to 110% of base salary) is payable in four installments of 25% each, conditioned upon the employee’s continued employment by the Company through each of the scheduled payment dates. The four scheduled payment dates are (1) May 2, 2005; (2) November 2, 2005; (3) the confirmation of a plan of reorganization in the Company’s Chapter 11 proceedings; and (4) six months after the confirmation of a plan of reorganization in the Company’s Chapter 11 proceedings. The approximate cost of the KERP Agreements and the assumption of certain executive contracts is approximately $13.2 million. During the three and nine months ended September 30, 2005, the Company recognized expense of $1.7 million and $3.4 million, respectively, in relation to this plan.
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

15. Recently Issued Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) applies to all transactions involving the issuance of equity instruments (stock, stock options and other equity instruments) for goods or services, or the incurrence of liabilities for goods or services that are based on the fair value of an entity’s equity or may be settled in an entity’s equity. Under this standard, the fair value of all employee share-based payment awards will be expensed through the statement of operations over any applicable vesting period. SFAS 123(R) requires the use of a fair value valuation method to measure share-based payment awards. This standard is effective for the Company on January 1, 2006. The Company shall be required to recognize compensation expense, over an applicable vesting period, for all awards granted subsequent to adoption of this standard. In addition, the Company shall be required to recognize compensation expense pertaining to the unvested portion of previously granted awards outstanding as of the date of adoption as those awards continue to vest. The Company anticipates that adoption of SFAS 123(R) will not have a material impact on its consolidated financial statements.
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
16. Subsequent Events
In October 2005, the Bankruptcy Court approved a settlement agreement between the Company and a vendor. As a result of this settlement, the Company will recognize a gain of $7.7 million in the fourth quarter of 2005.
17. Consolidating Guarantor and Non-Guarantor Financial Information
The following consolidating financial information presents balance sheets, statements of operations and cash flow information related to the Company’s business. Certain foreign subsidiaries of R.J. Tower Corporation, a 100% owned subsidiary of Tower Automotive, Inc., are subject to restrictions on their ability to pay dividends or otherwise distribute cash to R. J. Tower Corporation because they are subject to financing arrangements that restrict them from paying dividends. Each Guarantor, as defined, is a direct or indirect 100% owned subsidiary of the Company and has fully and unconditionally guaranteed the 9.25% senior unsecured Euro notes issued by R. J. Tower Corporation in 2000, the 12% senior unsecured notes issued by R. J. Tower Corporation in 2003 and the DIP financing entered into by R. J. Tower Corporation in February 2005. Tower Automotive, Inc. (the parent company) has also fully and unconditionally guaranteed the notes and the DIP financing and is reflected as the Parent Guarantor in the consolidating financial information. The Non-Guarantor Restricted Companies are the Company’s foreign subsidiaries except for Seojin Industrial Company Limited, which is reflected as the Non-Guarantor Unrestricted Company in the consolidating financial information. As a result of the Chapter 11 filing by the Debtors, the above-mentioned notes are subject to compromise pursuant to the bankruptcy proceedings. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material.

TOWER AUTOMOTIVE, INC.
Consolidating Balance Sheets at September 30, 2005
(Amounts in thousands — unaudited)

				Non-Guarantor	Non-Guarantor
	R.J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,713	$—	$(537)	$44,108	$233	$—	$45,517
Accounts receivable	7,455	—	215,164	206,387	12,582	—	441,588
Inventories	—	—	70,594	53,002	15,516	—	139,112
Prepaid tooling and other	2,230	—	35,440	84,842	26,963	—	149,475

Total current assets	11,398	—	320,661	388,339	55,294	—	775,692

Property, plant and equipment, net	684	—	551,498	302,717	192,953	—	1,047,852
Investments in and advances to (from) affiliates	765,476	(49,817)	(668,156)	(183,171)	(3,141)	361,091	222,282
Goodwill	—	—	—	155,388	—	—	155,388
Other assets, net	17,937	—	49,785	28,318	23,820	—	119,860

	$795,495	$(49,817)	$253,788	$691,591	$268,926	$361,091	$2,321,074

Liabilities and Stockholders’ Investment (Deficit)

Current liabilities:
Current maturities of long-term debt and capital lease obligations	$—	$—	$14,257	$16,256	$111,568	$—	$142,081
Accounts payable	9,858	—	94,192	177,534	40,614		322,198
Accrued liabilities	45,352	—	111,006	82,988	7,992	—	247,338

Total current liabilities	55,210	—	219,455	276,778	160,174	—	711,617

Liabilities subject to compromise	557,311	391,088	186,575	—	—	—	1,134,974

Non-Current Liabilities Not Subject to Compromise:
Long-term debt, net of current maturities	—	—	43,770	8,435	36,759	—	88,964

Debtor-in-possession borrowings, net of current maturities	553,764	—	—	—	—	—	553,764
Obligations under capital leases, net of current maturities	—	—	—	30,048	—	—	30,048
Other noncurrent liabilities	43,575	—	144,792	35,319	18,926	—	242,612

Total noncurrent liabilities	597,339	—	188,562	73,802	55,685	—	915,388

Stockholders’ investment (deficit)	(414,365)	(440,905)	(340,804)	341,011	53,067	361,091	(440,905)

	$795,495	$(49,817)	$253,788	$691,591	$268,926	$361,091	$2,321,074

TOWER AUTOMOTIVE, INC.
Consolidating Statement of Operations for the Three Months Ended September 30, 2005
(Amounts in thousands — unaudited)

				Non-Guarantor	Non-Guarantor
	R.J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$—	$418,484	$226,204	$67,976	$—	$712,664

Cost of sales	(1,731)	—	414,663	200,092	75,578	—	688,602

Gross profit	1,731	—	3,821	26,112	(7,602)	—	24,062

Selling, general and administrative expenses	(9,274)	—	31,694	10,989	2,791	—	36,200

Restructuring and asset impairment charge	(2,787)	—	40,240	240	—	—	37,693

Operating income (loss)	13,792	—	(68,113)	14,883	(10,393)	—	(49,831)

Interest expense (income), net	16,802	—	1,803	960	1,945	—	21,510

Chapter 11 and related reorganization items	6,615	—	—	—	—	—	6,615

Income (loss) before provision for income taxes, equity in earnings of joint ventures and minority interest	(9,625)	—	(69,916)	13,923	(12,338)	—	(77,956)

Provision (benefit) for income taxes	—	—	129	4,505	(3,112)	—	1,522

Income (loss) before equity in earnings of joint ventures and minority interest	(9,625)	—	(70,045)	9,418	(9,226)	—	(79,478)

Equity earnings in joint ventures and subsidiaries, net	(66,931)	(76,556)	—	—	—	147,803	4,316
Minority interest, net	—	—	—	(1,394)	—	—	(1,394)

Net income (loss)	$(76,556)	$(76,556)	$(70,045)	$8,024	$(9,226)	$147,803	$(76,556)

TOWER AUTOMOTIVE, INC.
Consolidating Statement of Operations for the Nine Months Ended September 30, 2005
(Amounts in thousands — unaudited)

				Non-Guarantor	Non-Guarantor
	R.J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$—	$1,553,622	$728,527	$269,409	$—	$2,551,558

Cost of sales	(5,072)	—	1,484,297	638,665	265,426	—	2,383,316

Gross profit	5,072	—	69,325	89,862	3,983	—	168,242

Selling, general and administrative expenses	(21,176)	—	97,656	33,457	8,891	—	118,828

Restructuring and asset impairment charge	(2,284)	—	109,170	1,991	—	—	108,877

Operating income (loss)	28,532	—	(137,501)	54,414	(4,908)	—	(59,463)

Interest expense (income), net	69,720	2,221	6,590	3,445	5,547	—	87,523

Chapter 11 and related reorganization items	151,524	—	—	—	—	—	151,524

Income (loss) before provision for income taxes, equity in earnings of joint ventures and minority interest	(192,712)	(2,221)	(144,091)	50,969	(10,455)	—	(298,510)

Provision (benefit) for income taxes	—	—	1,887	17,283	(1,826)	—	17,344

Income (loss) before equity in earnings of joint ventures and minority interest	(192,712)	(2,221)	(145,978)	33,686	(8,629)	—	(315,854)

Equity earnings in joint ventures and subsidiaries, net	(114,071)	(306,783)	—	—	—	431,655	10,801
Minority interest, net	—	—	—	(3,951)	—	—	(3,951)

Net income (loss)	$(306,783)	$(309,004)	$(145,978)	$29,735	$(8,629)	$431,655	$(309,004)

TOWER AUTOMOTIVE, INC.
Consolidating Statements of Cash Flows for the Nine Months Ended September 30, 2005
(Amounts in thousands — unaudited)

				Non-Guarantor	Non-Guarantor
	R. J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(306,783)	$(309,004)	$(145,978)	$29,735	$(8,629)	$431,655	$(309,004)
Adjustments required to reconcile net income to net cash provided by (used in) operating activities
Chapter 11 and related reorganization expenses, net	133,171	—	—	—	—	—	133,171
Non-cash restructuring charge	—	—	101,632	—	—	—	101,632
Depreciation	249	—	81,274	32,936	21,329	—	135,788
Deferred income tax provision (benefit)	—	—	(1,006)	12,874	995	—	12,863
Equity in earnings of joint ventures, net	(10,801)	—	—	—	—	—	(10,801)
Changes in working capital and other operating items	254,199	2,445	4,169	(17,787)	(821)	(431,655)	(189,450)

Net cash provided by (used in) operating activities	70,035	(306,559)	40,091	57,758	12,874	—	(125,801)

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant and equipment	—	—	(34,741)	(44,428)	(25,371)	—	(104,540)
Other, net	(306,559)	306,559	—	—	—	—	—

Net cash provided by (used in) investing activities	(306,559)	306,559	(34,741)	(44,428)	(25,371)	—	(104,540)

FINANCING ACTIVITIES:
Proceeds from pre-petition borrowings	—	—	—	13,919	22,783	—	36,702
Repayments of pre-petition borrowings	(425,000)	—	(5,370)	(25,089)	(10,124)	—	(465,583)
Proceeds from DIP credit facility	1,054,285	—	—	—	—	—	1,054,285
Repayments of DIP credit facility borrowings	(498,647)	—	—	—	—	—	(498,647)

Net cash provided by (used for) financing activities	130,638	—	(5,370)	(11,170)	12,659	—	126,757

NET CHANGE IN CASH AND CASH EQUIVALENTS	(105,886)	—	(20)	2,160	162	—	(103,584)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	107,599	—	(517)	41,948	71	—	149,101

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,713	$—	$(537)	$44,108	$233	$—	$45,517

TOWER AUTOMOTIVE, INC.
Consolidating Balance Sheets at December 31, 2004
(Amounts in thousands)

				Non-Guarantor	Non-Guarantor
	R. J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Assets

Current assets:
Cash and cash equivalents	$107,599	$—	$(517)	$41,948	$71	$—	$149,101
Accounts receivable	47,373	—	70,636	188,352	39,670	—	346,031
Inventories	(372)	—	75,469	72,050	11,887	—	159,034
Prepaid tooling and other	4,427	—	54,618	53,947	11,946	—	124,938

Total current assets	159,027	—	200,206	356,297	63,574	—	779,104

Property, plant and equipment, net	601	—	690,646	319,785	194,608	—	1,205,640
Investments in joint ventures	227,740	—	—	—	—	—	227,740
Investments in and advances to (from) affiliates	526,173	255,049	(453,177)	(216,603)	4,278	(115,720)	—
Goodwill	—	—	—	174,563	—	—	174,563
Other assets, net	37,307	5,410	90,194	28,616	12,200	—	173,727

	$950,848	$260,459	$527,869	$662,658	$274,660	$(115,720)	$2,560,774

Liabilities and Stockholders’ Investment (Deficit)

Current liabilities:

Current maturities of long-term debt and capital lease obligations	$3,750	$—	$6,271	$24,460	$98,675	$—	$133,156
Accounts payable	29,052	—	366,329	184,876	57,861	—	638,118
Accrued liabilities	70,421	918	143,643	57,941	13,339	—	286,262

Total current liabilities	103,223	918	516,243	267,277	169,875	—	1,057,536

Non-Current Liabilities:
Long-term debt, net of current maturities	874,358	258,750	57,126	11,855	37,473	—	1,239,562
Convertible senior debenture	—	121,723	—	—	—		121,723
Obligations under capital leases, net of current maturities	—	—	—	36,472	351	—	36,823
Other noncurrent liabilities	40,001	—	149,776	30,956	5,329	—	226,062

Total noncurrent liabilities	914,359	380,473	206,902	79,283	43,153	—	1,624,170

Stockholders’ investment (deficit)	(66,734)	(120,932)	(195,276)	316,098	61,632	(115,720)	(120,932)

	$950,848	$260,459	$527,869	$662,658	$274,660	$(115,720)	$2,560,774

TOWER AUTOMOTIVE, INC.
Consolidating Statement of Operations for the Three Months Ended September 30, 2004
(Amounts in thousands — unaudited)

				Non-Guarantor	Non-Guarantor
	R. J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$—	$454,613	$193,155	$74,566	$—	$722,334

Cost of sales	(1,536)	—	447,552	173,162	70,772	—	689,950

Gross profit	1,536	—	7,061	19,993	3,794	—	32,384

Selling, general and administrative expenses	(8,534)	—	29,622	9,993	2,422	—	33,503

Restructuring and asset impairment charge	759	—	1,261	—	—	—	2,020

Operating income (loss)	9,311	—	(23,822)	10,000	1,372	—	(3,139)

Interest expense (income), net	24,513	6,849	1,824	973	1,902	—	36,061

Unrealized gain on derivative	—	(5,710)	—	—	—	—	(5,710)

Income (loss) before provision for income taxes, equity in earnings of joint ventures and minority interest	(15,202)	(1,139)	(25,646)	9,027	(530)	—	(33,490)

Provision (benefit) for income taxes	(5,168)	(1,700)	(8,721)	3,069	(180)	—	(12,700)

Income (loss) before equity in earnings of joint ventures and minority interest	(10,034)	561	(16,925)	5,958	(350)	—	(20,790)

Equity earnings in joint ventures and subsidiaries, net	(10,745)	(20,779)	—	—	—	33,648	2,124

Minority interest, net	—	—	—	(1,552)	—	—	(1,552)

Net income (loss)	$(20,779)	$(20,218)	$(16,925)	$4,406	$(350)	$33,648	$(20,218)

TOWER AUTOMOTIVE, INC.
Consolidating Statement of Operations for the Nine Months Ended September 30, 2004
(Amounts in thousands — unaudited)

				Non-Guarantor	Non-Guarantor
	R. J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$—	$1,487,340	$587,153	$212,290	$—	$2,286,783

Cost of sales	(5,784)	—	1,414,990	517,927	197,907	—	2,125,040

Gross profit	5,784	—	72,350	69,226	14,383	—	161,743

Selling, general and administrative expenses	(24,294)	—	90,421	29,267	7,404	—	102,798

Restructuring and asset impairment charge	1,203	—	(4,486)	—	—	—	(3,283)

Operating income (loss)	28,875	—	(13,585)	39,959	6,979	—	62,228

Interest expense (income), net	72,402	23,501	(82)	3,871	5,717	—	105,409

Unrealized gain on derivative	—	(3,860)	—	—	—	—	(3,860)

Income (loss) before provision for income taxes, equity in earnings of joint ventures and minority interest	(43,527)	(19,641)	(13,503)	36,088	1,262	—	(39,321)

Provision (benefit) for income taxes	(14,534)	(7,991)	(4,591)	12,269	429	—	(14,418)

Income (loss) before equity in earnings of joint ventures and minority interest	(28,993)	(11,650)	(8,912)	23,819	833	—	(24,903)

Equity earnings in joint ventures and subsidiaries, net	20,054	793	—	—	—	(11,754)	9,093
Minority interest, net	—	—	—	(4,779)	—	—	(4,779)
Gain on sale of joint venture investment, net	9,732	—	—	—	—	—	9,732

Net income (loss)	$793	$(10,857)	$(8,912)	$19,040	$833	$(11,754)	$(10,857)

TOWER AUTOMOTIVE, INC.
Consolidating Statements of Cash Flows for the Nine Months Ended September 30, 2004 (as corrected)
(Amounts in thousands — unaudited)

				Non-Guarantor	Non-Guarantor
	R. J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
OPERATING ACTIVITIES:

Net income (loss)	$2,106	$(10,857)	$(8,912)	$19,040	$833	$(13,067)	$(10,857)

Adjustments required to reconcile net income to net cash provided by (used in) operating activities
Non-cash restructuring and asset impairment reversal	—	—	(6,276)	—	—	—	(6,276)
Depreciation	217	—	70,852	30,484	12,801	—	114,354
Deferred income tax provision (benefit)	(21,698)	—	(242)	(3,909)	650	—	(25,199)
Gain on sale of joint venture investment	(9,732)		—	—	—		(9,732)
Equity in earnings of joint ventures, net	(9,093)	—	—	—	—	—	(9,093)
Changes in working capital and other operating items	18,532	(23,146)	(64,499)	(2,433)	16,321	13,067	(42,158)

Net cash provided by (used in) operating activities	(19,668)	(34,003)	(9,077)	43,182	30,605	—	11,039

INVESTING ACTIVITIES:

Cash disbursed for purchases of property, plant and equipment	(581)	—	(107,324)	(23,648)	(16,027)	—	(147,580)
Divestitures and other	(57,147)	108,847	—	—	—	—	51,700
Acquisitions	—	—	—	—	(21,299)	—	(21,299)

Net cash provided by (used in) investing activities	(57,728)	108,847	(107,324)	(23,648)	(37,326)	—	(117,179)

FINANCING ACTIVITIES:

Proceeds from borrowings	421,509	125,000	1	5,657	27,870	—	580,037
Repayment of debt	(240,458)	(199,984)	(1,784)	(24,650)	(23,015)	—	(489,891)
Net proceeds from issuance of stock	(65)	140	—	—	—	—	75

Net cash provided by (used for) financing activities	180,986	(74,844)	(1,783)	(18,993)	4,855	—	90,221

NET CHANGE IN CASH AND CASH EQUIVALENTS	103,590	—	(118,184)	541	(1,866)	—	(15,919)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	118,352	40,419	2,128	—	160,899

CASH AND CASH EQUIVALENTS, END OF PERIOD	$103,590	$—	$168	$40,960	$262	$—	$144,980

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
The Company’s products are manufactured utilizing steel and various purchased steel assemblies. A byproduct of the production process is scrap steel, which is sold. The price of steel increased significantly in 2004 compared to historical periods due to a shortage of certain raw materials necessary to produce steel and increased global demand, primarily in China. The Company purchases a substantial portion of its steel from its customers through certain customers’ repurchase programs. The purchases through customers’ repurchase programs have somewhat mitigated the severity of price increases associated with the procurement of steel. In addition, scrap steel prices increased in 2004, which somewhat mitigated the increase in steel prices. The remainder of the Company’s steel purchasing requirements is met through contracts with steel producers and market purchases. Prices associated with such purchases increased rapidly in 2004. The Company’s agreements with its customers generally do not permit the Company to increase selling prices for increases in prices of raw material inputs.
During 2005, steel prices have declined relative to 2004 levels, but still remain high relative to historical levels. However, the price for scrap steel has declined more significantly than steel. The adverse impact of higher steel prices and lower recovery for scrap steel are expected to continue in 2005. Higher steel prices during the three and nine months ended September 30, 2005, reduced gross margin by $14.3 million and $45.7 million, respectively, as compared to the comparable periods in 2004. In addition, lower recovery from sales of scrap steel reduced gross margin by $4.0 million and $17.8 million during the three and nine months ended September 30, 2005, respectively. The Company is pursuing several initiatives to mitigate the impact of such raw material price increases on its results of operations. Such initiatives include moving more steel purchases to customer repurchase programs, pursuing selling price increases from customers and reducing other operating costs, among other initiatives. The Company can provide no assurances that such initiatives will be successful. However, during the three and nine months ended September 30, 2005, the Company realized approximately $11.3 million and $38.6 million, respectively, in steel price recoveries from certain customers.
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
The number of new vehicle launches also impacts the Company’s gross margins. The Company’s operating costs are higher during a product launch period relative to when the vehicle has reached normal production volumes. In addition, the Company’s gross margins are impacted by the commercial success of the vehicles to which the Company is a supplier, general global economic conditions and vehicle production volumes. During 2004, the Company was adversely impacted by a significant amount of new product launch activity. These launches, which were significant both in terms of number and relative size, reduced gross profit significantly during 2004. However, the Company’s launch activities during 2005 have decreased to a significant degree due to a number of product programs in the launch stage during 2004 going into full production. Launch costs decreased during the three and nine months ended September 30, 2005, by approximately $15.6 million and $41.3 million, respectively, as compared to the comparable period in 2004.
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
During the three and nine months ended September 30, 2005, the Company incurred $6.6 million and $151.5 million, respectively, in costs in relation to its Chapter 11 and related reorganization activities. The Company expects to incur substantial costs in association with these activities until it emerges from Chapter 11.
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

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004
Revenues. Revenues declined by $9.7 million, or 1.3%, during the three months ended September 30, 2005 to $712.7 million from $722.3 million during the three months ended September 30, 2004. Lower volume and changes in product mix decreased revenues by $38.3 million during the 2005 period. This negative impact was partially offset by increases attributable to the effects of foreign exchange, pricing and steel price recoveries from certain customers of $11.8 million, $5.5 million and $11.3 million, respectively.
Gross Profit and Gross Margin. Gross margin for the quarter ended September 30, 2005 was 3.4% compared to 4.5 % for the comparable period of 2004. Gross profit decreased by $8.3 million, or 25.7%, to $24.1 million during the 2005 period compared to $32.4 million during the 2004 period. The decrease in gross profit resulted primarily from the negative impacts of volume, increases in steel prices, general economic conditions (i.e. general labor rate increases, higher energy costs, etc.) and operating inefficiencies of $10.0 million, $18.4 million, $4.3 million and $8.2 million, respectively. These negative impacts were partially offset by the positive impacts of product pricing, steel price recoveries from certain customers, performance cost reductions and a decline in launch costs of $5.5 million, $11.3 million, $0.2 million and $15.6 million, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.7 million, or 8.1%, to $36.2 million during the three months ended September 30, 2005 from $33.5 million for the corresponding period of 2004. Selling, general and administrative expenses represented 5.1% of revenues during the 2005 period in comparison to 4.6 % in the 2004 period. The increase resulted from foreign exchange impacts and general economic conditions of $0.8 million and $3.2 million, respectively. The impact of these increases was partially offset by performance cost reductions of $1.3 million.
Interest Expense, Net. Interest expense, net decreased by $14.6 million, or 40.4%, to $21.5 million during the 2005 period in comparison to $36.1 million in the 2004 period. The decline was attributable to) $18.5 million related to debt that has been classified as subject to compromise on which no interest is being accrued in the Company’s financial statements effective February 2, 2005 and interest expense savings of $1.1 million in association with an interest rate swap contract. These declines were partially offset by: increased interest of $4.0 million related to the Company’s DIP financing facilities and other increases of $1.0 million. In accordance with SOP 90-7, “Reorganization Under the Bankruptcy Code,” interest expense for the 2005 period has been recognized only to the extent that it will be paid during the Company’s bankruptcy proceedings or that it is probable that it will be an allowed priority, secured or unsecured claim. Interest expense recognized by the Company is lower than the Company’s stated contractual interest for the three months ended September 30, 2005 by $18.1 million.
Chapter 11 and Related Reorganization Items. During the three months ended September 30, 2005, Chapter 11 and related reorganization costs were $6.6 million. These costs primarily related to professional fees and lease rejection costs associated with to the Company’s bankruptcy proceedings. See Note 2 to the Condensed Consolidated Financial Statements.
Unrealized Gain on Derivative. The Company recognized an unrealized gain on derivative of $5.7 million during the three months ended September 30, 2004. The embedded conversion option associated with the 5.75% Convertible Senior Debentures, issued in May 2004, was required to be bifurcated from the host debt contract. This bifurcated derivative was being marked to market during the period of May 24, 2004 through September 19, 2004. On September 20, 2004, the Company’s stockholders approved the issuance of the Convertible Debentures and the associated shares of common stock, thereby eliminating the requirement for-mark-to-market adjustments. See Note 4 to the Condensed Consolidated Financial Statements.
Provision for Income Taxes. The Company recognized income tax expense of $1.5 million, despite a $78.0 million pre-tax loss, during the three months ended September 30, 2005 in comparison to an income tax benefit of $12.7 million on a pre-tax loss of $33.5 million for the corresponding period of 2004. The provision for income taxes for the 2005 period was primarily attributable to the recognition of foreign income taxes and state taxes. U.S. Federal income tax benefits have not been recognized in the 2005 period. The higher effective benefit rate for the 2004 period was primarily attributable to the Unrealized Gain on Derivative not being taxable (see Note 6 to the Condensed Consolidated Financial Statements).
Equity in Earnings of Joint Ventures, Net of Tax. Equity in earnings of joint ventures, net of tax increased by $2.2 million from $2.1 million during the three months ended September 30, 2004 to $4.3 million during the three months ended September 30, 2005. The increase resulted primarily from an increase in the Company’s share of earnings from its joint venture interest in Metalsa.
Minority Interest, Net of Tax. Minority interest, net of tax, decreased by $0.2 million, or 10.2%, to $1.4 million during the three months ended September 30, 2005 from $1.6 million during the corresponding period of 2004. Lower earnings at the Company’s consolidated joint venture, Tower Golden Ring in China, resulted in a $0.5 million decrease, which was partially offset by an increase of $0.3 million in relation to the Company’s other consolidated joint ventures.
Net Loss. The Company recognized a net loss of $76.6 million ($1.31 per basic and diluted share) during the three months ended September 30, 2005 compared to a net loss of $20.2 million ($0.35 per basic and diluted share) during the three months ended September 30, 2004. The $56.3 million increase in the net loss for the 2005 period was primarily attributable to a $46.7 million increase in operating loss and the recognition of income tax expense during the 2005 period in comparison to the recognition of an income tax benefit during the 2004 period. The increase in operating loss was caused by the increases in selling, general and administrative expenses, restructuring and asset impairment charges, net and the incurrence of Chapter 11 and related reorganization items in the 2005 period, as well as the decline in gross profit mentioned above.
Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004
Revenues. Revenues increased by $264.8 million, or 11.6%, during the nine months ended September 30, 2005 to $2.6 billion from $2.3 billion during the nine months ended September 30, 2004. Higher volumes including changes in product mix and favorable foreign exchange effects increased revenues by $148.6 million and $65.9 million, respectively, during the 2005 period. In addition, the effects of product pricing and steel price recoveries from certain customers increased revenues by $11.7 million and $38.6 million, respectively, for the 2005 period.
Gross Profit and Gross Margin. Gross margin for the nine months ended September 30, 2005 was 6.6% compared to 7.1% for the comparable period of 2004. Gross profit increased by $6.5 million, or 4.0%, to $168.2 million during the 2005 period compared to $161.7 million during the 2004 period. The increase in gross profit resulted primarily from the positive impacts of volume, foreign exchange effects, product pricing, steel price increase recoveries from certain customers and declines in launch costs of $19.8 million, $5.1 million, $11.7 million, $38.6 million and $41.3 million, respectively. These positive impacts were partially offset by increases in steel prices, operating inefficiencies and general economic conditions (i.e. general labor rate increases, higher energy costs, etc.) of $63.5 million, $35.2million and $11.2 million, respectively. The decrease in gross margin was primarily attributable to changes in product mix.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $16.0 million, or 15.6%, to $118.8 million during the nine months ended September 30, 2005 from $102.8 million for the corresponding period of 2004. Selling, general and administrative expenses represented 4.7% of revenues during the 2005 period in comparison to 4.5% in the 2004 period. The increase resulted from foreign exchange impacts, general economic conditions and operating inefficiencies of $6.6 million, $7.9 million and $1.5 million, respectively.
Interest Expense, Net. Interest expense, net decreased by $17.9 million, or 17.0%, to $87.5 million during the 2005 period in comparison to $105.4 million in the 2004 period. The decline was attributable to: (i) $46.5 million related to debt that has been classified as subject to compromise for which no interest is being accrued in the Company’s financial statements effective February 2, 2005; (ii) $6.3 million related to interest savings associated with the repayment of 5.0% convertible subordinated notes in May 2004; and (iii) interest savings of $2.5 million in association with an interest rate swap contract. These declines were partially offset by: (i) increased interest of $14.4 million related to the Company’s DIP financing facilities; (ii) $5.4 million related to a decrease in capitalized interest during the 2005 period; (iii) an increase of $2.5 million in relation to interest expense associated with miscellaneous items; (iv) higher expenses of $14.5 million in relation to the amortization of deferred financing costs; and (v) $0.6 million in relation to interest expense associated with the Company’s industrial revenue bonds. In accordance with SOP 90-7, “Reorganization Under the Bankruptcy Code,” interest expense during the Company’s bankruptcy has been recognized only to the extent that it will be paid during the Company’s bankruptcy proceedings or that it is probable that it will be an allowed priority, secured or unsecured claim. Interest expense recognized by the Company is lower than the Company’s stated contractual interest for the nine months ended September 30, 2005 by $48.8 million.
Chapter 11 and Related Reorganization Items. During the nine months ended September 30, 2005, Chapter 11 and related reorganization costs were $151.5 million. These costs primarily related to professional fees and lease rejection costs related to the Company’s bankruptcy proceedings. See Note 2 to the Condensed Consolidated Financial Statements.
Unrealized Loss on Derivative. The Company recognized an unrealized loss on derivative of $3.9 million in the nine months ended September 30, 2004. The embedded conversion option associated with the 5.75% Convertible Senior Debentures, issued in May 2004, was bifurcated from the host debt contract. This bifurcated derivative was being marked to market during the period of May 24, 2004 through September 19, 2004. On September 20, 2004, the Company’s stockholders approved the issuance of the required additional number of shares of common stock associated with the conversion feature of the 5.75% Convertible Senior Debentures.
Provision for Income Taxes. The Company recognized income tax expense of $17.3 million, despite a $298.5 million pre-tax loss during the nine months ended September 30, 2005 in comparison to an income tax benefit of $14.4 million on a pre-tax loss of $39.3 million for the corresponding period of 2004. The provision for income taxes for the 2005 period was primarily attributable to the recognition of foreign income taxes and state taxes. U.S. Federal income tax benefits have not been recognized in the 2005 period. The higher effective benefit rate for the 2004 period was primarily attributable to the Unrealized Gain on Derivative not being taxable. See Note 6 to the Condensed Consolidated Financial Statements.
Equity in Earnings of Joint Ventures, Net of Tax. Equity in earnings of joint ventures, net of tax, increased by $1.7 million, or 18.8%, from $9.1 million during the nine months ended September 30, 2004 to $10.8 million during the nine months ended September 30, 2005. The increase primarily resulted from increased earnings of Metalsa, which increased the Company’s equity earnings from this investment. This increase was partially offset by the elimination of earnings from the Company’s ownership interest in Yorozu Corporation, which was sold in March 2004.
Minority Interest, Net of Tax. Minority interest, net of tax, decreased by $0.8 million, or 17.3%, to $4.0 million during the nine months ended September 30, 2005 from $4.8 million during the corresponding period of 2004. The decrease resulted from lower earnings at the Company’s joint venture in China, Tower Golden Ring, of $1.9 million. The effect of this decrease was partially offset by a a $1.1 million increase in earnings in the Company’s other subsidiaries in which a minority interest is held.
Gain on Sale of Joint Venture, Net of Tax. The gain on sale of joint venture of $9.7 million for the nine months ended September 30, 2004 represents the Company’s sale of its 30.76% ownership interest in Yorozu in March 2004. See Note 9 to the Condensed Consolidated Financial Statements.
Net Loss. The Company incurred a net loss of $309.0 million ($5.27 per basic and diluted share) during the nine months ended September 30, 2005 compared to a net loss of $10.9 million ($0.19 per basic and diluted share) for the nine months ended September 30, 2004. The net loss for the 2005 period primarily resulted from Chapter 11 and reorganization items, the recognition of an operating loss of $59.5 million in the 2005 period compared to the recognition of operating income of $62.2 million during the corresponding period of 2004 and the recognition of income tax expense despite a pre-tax loss in the 2005 period in comparison to the recognition of an income tax benefit during the 2004 period. Increases in restructuring and asset impairment charges, net and selling, general and administrative expenses caused the operating loss for the 2005 period.
Restructuring and Asset Impairment
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
During the three and nine months ended September 30, 2005, the Company recognized restructuring and asset impairment charges, net of $37.7 million and $108.9 million, respectively. During the nine months ended September 30, 2004, the Company recognized a reversal of a pension curtailment loss in the amount of $6.3 million.
On April 15, 2005, the Company committed to a plan to close its Belcamp, MD, Bowling Green, KY and Corydon, IN facilities. The facility closures were completed in June 2005. In addition, as a result of the closing of the Corydon, IN facility, the Company reduced the number of employees at its Granite City, IL facility. These operational restructuring initiatives were designed to reduce excess capacity and associated costs and improve overall efficiency. Total estimated costs associated with these actions amount to approximately $63.4 million. Cash expenditures related to these actions are estimated at $4.5 million (see Note 12 to the Condensed Consolidated Financial Statements).
On October 5, 2005, the Company notified employees at its Milwaukee, WI facility that production of the Ford Ranger Truck frame would be moved to its Bellevue, OH facility. Production in Milwaukee will end in March 2006. Total estimated costs associated with this action amounts to approximately $6 million. Cash expenditures related to these actions are estimated at $5 million (see Note 12 to the Condensed Consolidated Financial Statements).
On October 13, 2005, the Company notified employees, at its Granite City, IL and Milan, TN operations, of the Company’s intention to transfer existing production to other facilities in North America and close these two manufacturing facilities. These facility closures are expected to be completed by December 2006. Total estimated costs associated with these actions amount to approximately $65 million. Cash expenditures related to these actions are estimated at $14 million (see Note 12 to the Condensed Consolidated Financial Statements).
The Company recognized other restructuring charges contained in the North America operating segment relating primarily in the Milwaukee facility, including certain pension and postretirement curtailment charges, during the three and nine months ended September 30, 2005. The Company recognized approximately $15.5 million of net costs as a results of these actions.
Liquidity and Capital Resources
During the first nine months of 2005, the Company’s cash requirements were met through operations and a $725 million commitment of debtor-in-possession financing (“DIP Financing”). At September 30, 2005, the Company had available liquidity in the amount of $215.5 million, which consisted of $45.5 million of cash on hand and $170.0 million available for borrowing under the DIP Financing.
Net cash used in operating activities was $125.8 million during the nine months ended September 30, 2005 compared to net cash provided by operating activities of $11.0 million during the nine months ended September 30, 2004. The net cash utilized in the 2005 period resulted primarily from an increase in accounts receivable of $95.6 million and a decrease in accounts payable of $315.9 million. These utilization amounts were partially offset by net provisions of cash from other operating accounts of $285.7 million.

Net cash utilized in investing activities was $104.5 million during the first nine months of 2005 compared to net cash utilized of $117.2 million in the corresponding period of 2004. The utilization for the 2005 period resulted entirely from cash disbursed for purchases of property, plant and equipment.
Net cash provided by financing activities was $126.8 million during the nine months ended September 30, 2005 compared to net cash provided of $90.2 million during the comparable period of 2004. During the first nine months of 2005, borrowings related to the DIP financing facility more than offset repayments by $555.6 million. The effect of this provision of cash was partially offset by $428.9 million in repayments of the Company’s non-DIP debt exceeding borrowings associated with that debt.
At September 30, 2005, the Company’s balance sheet reflected working capital of $64.1 million. However, the Company classified approximately $210.9 million of contractual current liabilities as liabilities subject to compromise.
The Company’s business has significant liquidity requirements due to its product launch activities and its capital-intensive nature. The Company encountered a series of developments in late 2004 and early 2005, in addition to the termination of accelerated payment programs with key customers, that resulted in a material reduction in the Company’s liquidity position in early 2005.
Production volumes of the Company’s largest customers have declined during 2005. In North America, Ford and General Motors production volumes declined due, in part, to a loss in market share to the “New Domestics” (Nissan, Toyota and Honda). Ford and General Motors represented approximately 48% of the Company’s revenue in 2004. Accordingly, this decline in production has significantly impacted the Company’s liquidity and results of operations.
Raw material costs have also negatively impacted the Company’s liquidity position and results of operations. The majority of the Company’s product offerings are produced from steel. A byproduct of the production process is scrap steel, which is sold. Steel prices and scrap steel prices increased significantly during 2004. During 2005, steel prices have declined relative to 2004 levels, but still remain high relative to historical levels. However, the price for scrap steel has declined more significantly than steel. The adverse impact of higher steel prices and lower recovery for scrap steel are expected to continue in 2005.
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
The Company’s new product launch activities and capital expenditures are expected to decline during 2005 as compared to 2004 levels. Capital expenditures for 2005 are expected to be approximately $163 million. For the year ending December 31, 2005, management expects total new program launch costs to be approximately $6 million.

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
In addition, the Chapter 11 filing created an event of default under the Convertible Debentures, Senior Notes, Senior Euro Notes, and the amount due to the Tower Automotive Capital Trust. As a result, such indebtedness became immediately due and payable.
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
DIP Financing
In conjunction with its Chapter 11 filing, the Debtors entered into a DIP Financing Agreement in February 2005. The DIP Agreement provides for $725 million of debtor-in-possession financing, comprised of a revolving credit and letter of credit facility in an aggregate principal amount not to exceed $300 million and a term loan in the aggregate principal amount of $425 million. The proceeds of the term loan have been used to payoff the Company’s outstanding balance of $425 million associated with its pre-petition credit agreement. The Company believes that the existing DIP Agreement along with cash generated from operations are adequate to provide for its future liquidity needs through the Debtors’ Chapter 11 bankruptcy.
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
Back-Stop Agreement
The Debtors have entered into a Back-Stop Agreement with a finance company (“Finance Company”), Under the Back-Stop Agreement, the Finance Company agreed to take by assignment any second lien holder’s rights and obligations as a second lien holder in association with second lien letters of credit under the Credit Agreements in an aggregate amount not to exceed $155 million.
Draws were made against the second lien letters of credit of $15.8 million as of September 30, 2005. In October 2005, additional draws of $25.2 million were made against the second lien letters of credit.

Stock Options
The Company is accounting for stock options granted to employees in accordance with APB 25, “Accounting for Stock Issued to Employees” until January 1, 2006, when SFAS 123 ( R ), “Share Based Payment” becomes effective. See Notes 7 and 15 to the Condensed Consolidated Financial Statements.
On September 20, 2005, the Company fully vested all of the unvested portion of its outstanding stock options. The Company accelerated the vesting of these options because it is the Company’s opinion that expensing the remaining unvested portion of the options in accordance with SFAS 123( R ) does not represent the economic cost to the Company given the Company’s Chapter 11 status. The Company has recognized no expense in relation to these options on its Statements of Operations in accordance with APB 25.
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
At September 30, 2005, the Company had total debt not subject to compromise in the bankruptcy proceedings of $815 million. The debt is composed of fixed rate debt of $126 million and floating rate debt of $689 million. The pre-tax earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt not subject to compromise would be approximately $7 million, holding other variables constant. A one-percentage point increase in interest rates would not materially impact the fair value of the fixed rate debt not subject to compromise.
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
Opportunities
The Company’s operations are geographically diverse including a significant presence in Europe and Asia. The Company has a strategic customer portfolio strategy to leverage relationships with key customers across geographic boundaries to diversify its customer base and increase penetration with existing key customers, including the “New Domestics” (Nissan, Toyota and Honda). Since 2000, the proportion of revenue from the “Detroit 3” (Ford, DaimlerChrysler and General Motors) has declined from approximately 68% of revenue to 62% of revenue. The Company expects this trend to continue as a result of its anticipated organic growth outside the U.S. and recent awards to supply the New Domestics in the U.S.

Disclosure Regarding Forward-Looking Statements
All statements, other than statements of historical fact, included in this Form 10-Q or incorporated by reference herein, are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intends”, “project”, “plan” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management as well as on assumptions made by and information currently available to the Company at the time such statements were made. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside the control of the Company, such as risks relating to: (i) confirmation of a plan of reorganization under the Bankruptcy Code, which would allow the Company to reduce unsustainable debt and other liabilities and simplify the Company’s complex and restrictive capital structure; (ii) the Company’s reliance on major customers and selected vehicle platforms; (iii) the cyclicality and seasonality of the automotive market; (iv) the failure to realize the benefits of acquisitions and joint ventures; (v) the Company’s ability to obtain new business on new and redesigned models; (vi) the Company’s ability to achieve the anticipated volume of production from new and planned supply programs; (vii) the general economic or business conditions affecting the automotive industry (which is dependent on consumer spending), either nationally or regionally, being less favorable than expected; (viii) the Company’s failure to develop or successfully introduce new products; (ix) increased competition in the automotive components supply market; (x) unforeseen problems associated with international sales, including gains and losses from foreign currency exchange; (xi) implementation of or changes in the laws, regulations or policies governing the automotive industry that could negatively affect the automotive components supply industry; (xii) changes in general economic conditions in the United States, Europe and Asia; and (xiii) various other factors beyond the Company’s control. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
See “Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2.
Item 4. Controls and Procedures.
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company’s Chief Executive Officer (the “CEO”) and the Company’s Chief Financial Officer (the “CFO”) have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a — 15 (e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based upon this review and evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2005. This determination was based upon the identification of material weaknesses as of September 30, 2005, June 30, 2005 and December 31, 2004 in the Company’s internal control over financial reporting, which the Company views as an integral part of its disclosure controls and procedures. The effect of previously reported weaknesses on the Company’s disclosure controls and procedures and remedial actions taken and planned are described in Part II, Item 9A. Controls and Procedures of the Company’s Form 10-K for the year ended December 31, 2004 and in Part I, Item 4. Controls and Procedures of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. In connection with the preparation of information included in this Quarterly Report on Form 10-Q, material weaknesses in the Company’s internal controls were identified by management. As a result of these material weaknesses, material adjustments were necessary to present the financial statements for the quarter ended September 30, 2005 in accordance with generally accepted accounting principles in the United States. These material weaknesses are separate and unrelated to the material weaknesses in internal controls disclosed in Part II, Item 9A. Controls and Procedures of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and in Part I, Item 4. Controls and Procedures of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. These new material weaknesses involved controls and procedures, which were not designed appropriately and not performed or not adequately performed at a North American manufacturing facility, a European manufacturing facility and at the Company’s Corporate Headquarters.
(1) The material weakness at the North American manufacturing facility resulted from the following collective internal control deficiencies:
•	Incorrect material receiving practices;

•	Insufficient procedures to record and/or monitor the movement of inventory with external vendors;

•	Insufficient procedures to update purchase orders and other necessary documents for changes in internal and external vendors;

•	Turnover in key positions;

•	Insufficient processes to match payments to specific vendor invoices;

•	Insufficient oversight of purchase order maintenance and material movement; and

•	Ineffective mitigating controls to compensate for other control deficiencies.

To address this material weakness, the Company is implementing enhancements to its internal control over financial reporting. These steps include:
•	Enhanced oversight of locations with turnover in key positions;

•	Enhanced procedures to ensure proper tracking and entry of material receipts/movements;

•	Enhanced procedures to ensure necessary documents are updated for vendor changes;

•	Additional training on systems and processes;

•	Automation of the cash application process as part of systems improvements/upgrades;

•	Reinforcement of existing policies requiring account reconciliations be performed monthly; and

•	Increased monitoring activities.
If not remediated, this material weakness could result in material misstatements in the Company’s annual and/or interim financial statements that might not be prevented or detected.
(2) The material weakness at the European manufacturing facility resulted from the following collective internal control deficiencies:
•	Insufficient support for journal entries;

•	Insufficient review of journal entries prior to posting;

•	Insufficient review of account reconciliations; and

•	Ineffective monitoring of certain accounts.
To address this material weakness, the Company is implementing enhancements to its internal control over financial reporting. These steps include:
•	Reinforcement of existing policies regarding support and approval of journal entries prior to posting;

•	Reinforcement of existing policies regarding reviews of account reconciliations; and

•	Additional reviews of account reconciliations by regional finance personnel.
If not remediated, this material weakness could result in material misstatements in the Company’s annual and/or interim financial statements that might not be prevented or detected.
(3) The material weakness at the Company’s corporate headquarters resulted from an insufficient review of non-cash transactions to ensure that such transactions were appropriately presented in the statement of cash flows. To address this material weakness, the Company is implementing enhancements to its review procedures of the consolidated financial statements to ensure that non-cash transactions are appropriately presented in the statement of cash flows.
If not remediated, this material weakness could result in material misstatements in the Company’s annual and/or interim financial statements that might not be prevented or detected.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. In addition to the development of the material weaknesses discussed above, during the quarter ended September 30, 2005, the Company implemented changes in internal controls over financial reporting to continue its centralization and standardization activities. Such changes included:
•	Implementation of its standard Enterprise Resource Planning (ERP) software at its Korean operations. The Company has a centrally administered software implementation process to ensure: data integrity, appropriate testing of functionality, compliance with global security and access policies and appropriate changes to assure that business processes are documented and appropriate in the circumstances.

•	Beginning the centralization of purchasing and accounts payable processing in its North American operations.

•	Beginning the standardization of time and attendance systems in its North American operations through the utilization of a common time and attendance system.
No other changes occurred during the most recent fiscal quarter that had a material effect or are reasonably likely to have a material effect on internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
A description of the Company’s proceedings under Chapter 11 of the United States Bankruptcy Code is described in Part II, Item 1 of the Company’s Form 10-Q for the quarter ended March 31, 2005.
The Company requested an extension of the required due date for the filing of its plan of reorganization. On September 21, 2005, the Bankruptcy Court approved an extension of the due date from September 30, 2005 to January 27, 2006.
Item 6. Exhibits.
10.24	Fifth Amendment to Revolving Credit, Term Loan and Guaranty Agreement, Dated October 3, 2005.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWER AUTOMOTIVE, INC.
Registrant

Date: January 6, 2006	/s/ Christopher T. Hatto Christopher T. Hatto
Chief Accounting Officer

Exhibit Index

Exhibit no.	Description of Exhibit
10.24	Fifth Amendment to Revolving Credit, Term Loan and Guaranty Agreement, Dated October 3, 2005.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.