Form 10-K
period 2005-12-31
TOWER AUTOMOTIVE INC
filed 2006-06-27
CIK 925548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	Commission file number:
December 31, 2005	1-12733

Tower Automotive, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State of Incorporation)	41-1746238 (I.R.S. Employer Identification No.)

27175 Haggerty Road Novi, Michigan (Address of Principal Executive Offices)	48377 (Zip Code)
Registrant’s telephone number, including area code:
(248) 675-6000
None
(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $.01 per share
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15d of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of May 31, 2006, 58,548,801 shares of Common Stock of the Registrant were outstanding. As of May 31, 2006, the aggregate market value of the Common Stock of the Registrant (based upon the last reported sale price of the Common Stock at that date on the Pink Sheets), excluding shares owned beneficially by affiliates, was approximately $4,310,794.
Documents Incorporated By Reference
None.

TOWER AUTOMOTIVE, INC.
ANNUAL REPORT ON FORM 10-K

i

PART I
Item 1. Business
Tower Automotive, Inc. and its subsidiaries (collectively referred to as the “Company” or “Tower Automotive”) is a leading global designer and producer of structural metal components and assemblies used by the major automotive original equipment manufacturers (“OEMs”), including Ford, Volvo, DaimlerChrysler, General Motors (“GM”), Hyundai/Kia, Volkswagen Group, Renault/Nissan, Toyota, Fiat, BMW, Honda, and Chery. The Company provides broad technical design, engineering and program management capabilities for products that cover the entire body structure of a vehicle, including automotive body structural stampings and assemblies, exposed sheet metal (“Class A”) components, lower vehicle structural stampings and assemblies, suspension components, modules and systems. The Company believes it is one of the largest independent global suppliers of structural components and assemblies to the automotive market (based on net revenues).
Tower Automotive is one of only a few companies that provide a broad array of structural metal products and services for the automotive sector. These products and services are delivered to our customers on a global basis from 50 production and engineering facilities located in the United States, Canada, Mexico, Germany, Belgium, Slovakia, Poland, Italy, France, Spain, Brazil, India, South Korea, Japan and China. As OEMs reduce their supplier bases in efforts to lower costs and improve quality, they are more frequently awarding sole-source contracts to broadly capable suppliers who are able to supply large and complex portions of a vehicle on a global basis, rather than to suppliers that only provide individual component parts. OEMs’ criteria for supplier selection include cost, quality, responsiveness, full-service design and engineering, and program management capabilities. In addition, OEMs increasingly are requiring their suppliers to have the capability to design and manufacture their products in multiple geographic markets. As a supplier with strong OEM relationships, broad capabilities and technologies, scale and global presence, the Company expects to continue to benefit from these trends going forward.
Proceedings under Chapter 11 and Administration of the Bankruptcy Code
On February 2, 2005, Tower Automotive, Inc. and 25 of its United States subsidiaries (collectively, “the Debtors”) each filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court Southern District of New York (“the “Court”). The cases are jointly consolidated for administrative purposes. The Debtors are operating as debtors-in-possession (“DIP”) pursuant to the Bankruptcy Code. An official committee of unsecured creditors has been appointed.
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
The objectives of the Chapter 11 filing are to protect and preserve the value of assets and to restructure and improve the Debtors’ financial and operational affairs in order to return to profitability. As part of the Debtors’ Chapter 11 process, the Debtors have filed pleadings seeking to reduce their retiree medical obligations and reject certain collective bargaining agreements. While the Debtors are hopeful that a consensual resolution can occur, there is no certainty this will happen. While the Company believes it will be able to significantly reduce the Debtors’ unsustainable liabilities and simplify its complex and restrictive capital structure through the bankruptcy process, there can be no certainty that it will be successful in doing so.
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
The DIP Agreement provides for a $725 million commitment of debtor-in-possession financing comprised of a revolving credit and letter of credit facility in an aggregate principal amount not to exceed $300 million and a term loan in the aggregate principal amount of $425 million. The proceeds of the term loan have been used to refinance the Debtors’ pre-petition obligation amounting to $425 million under the credit agreement existing at the time of the bankruptcy filing. The proceeds of the revolving credit loans will be used to fund the ongoing cash requirements of the Debtors during the Chapter 11 proceedings.
The DIP Agreement matures on February 2, 2007; however, the Debtors are obligated to repay all borrowings made pursuant to the DIP Agreement upon substantial consummation of a plan of reorganization of the Debtors that is confirmed pursuant to an order of the Bankruptcy Court.
Going Concern
As indicated above, effective February 2, 2005, the Debtors are operating pursuant to Chapter 11 under the Bankruptcy Code and continuation of the Company as a going concern is contingent upon, among other things, the Debtors’ ability to: (i) comply with the terms and conditions of the debtor-in-possession financing agreement described in Note 8 to the Consolidated Financial Statements; (ii) obtain confirmation of a plan of reorganization under the Bankruptcy Code; (iii) undertake certain restructuring actions relative to the Company’s operations in North America; (iv) reduce unsustainable debt and other liabilities and simplify the Company’s complex and restrictive capital structure through the bankruptcy process; (v) return to profitability; (vi) generate sufficient cash flow from operations; and, (vii) obtain financing sources to meet the Company’s future obligations. These matters raise substantial doubt regarding the Company’s ability to continue as a going concern.
Overview of the Company
Since its inception in April 1993, when the Company was formed to acquire R. J. Tower Corporation, the Company’s revenues have grown rapidly through internal growth and acquisitions. From 1993 to 2005, the Company successfully completed 15 acquisitions and established five joint ventures to create the global footprint that characterizes the Company today. As a result of these acquisition activities and significant organic growth, Company revenues have increased from approximately $86 million in 1993 to $3.3 billion in 2005.
Approximately 61% of the Company’s 2005 revenues were generated from sales in North America. The Company supplies products for many car, light truck and sport utility models, including: the Ford Five Hundred/Freestyle, Taurus, Focus cars, and Ranger and F-Series pickup trucks, Ford Expedition, Explorer, Escape SUVs, Lincoln Navigator and Mercury Mountaineer SUVs, Econoline full size van; Chevrolet Silverado and GMC Sierra pickups; Chrysler Town & Country and Dodge Caravan minivans; Dodge Ram and Dakota pickup trucks; Toyota Camry, Avalon, Corolla cars and Tundra pickup; Honda Accord and Civic; Nissan Xterra, Pathfinder, Armada SUVs, Infiniti QX56 SUV and Titan, Frontier pickup. Approximately 23% of the Company’s 2005 revenues were generated from sales in Europe, 13% in Asia and 3% in South America. Key vehicle programs include: Volvo S40 and V50; DaimlerChrysler A-Class and Sprinter; BMW 1 & 3 series; VW Golf, Jetta and Toureg and the Porsche Cayenne; Fiat Punto, Stilo, Ducato; Alpha Romeo 147 and 156; Hyundai/Kia Spectra, Cerato, Sportage, Carinival and Sorento; and, Chery Flagcloud, WindCloud and Orient.
The Company makes available, free of charge through our Internet website (www.towerautomotive.com), annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, filed with the Securities Exchange Commission (“SEC”), as soon as reasonably practicable after those reports are filed with the SEC.
Financial information about segments
See Note 13 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Business and operating strategy
Tower Automotive was created through a series of acquisitions of complementary businesses that have allowed the Company to become one of the largest independent global suppliers of structural metal components and assemblies (based on net revenues) with a diverse customer portfolio and a broad scope of product offerings. In the Company’s early years, the growth coincided with an extended period of increased production and consolidation in the automotive industry, resulting in high levels of utilization of the Company’s resources and capacity. Unfortunately, with little post-merger integration across the acquisitions, insufficient operational disciplines and a highly leveraged balance sheet, when automotive production declined relative to prior periods, the Company struggled with profitability in its U.S. operations.
Starting in 2001 through early 2005, the Company successfully finished launching the significant backlog of new business, which drove profitability in its international operations and helped strengthen customer relationships. At the same time, the North American region was reorganized, cutting SG&A costs while strengthening engineering resources, reducing excess capacity and eliminating redundant overhead costs. Despite the restructuring activities, developments in late 2004 and early 2005 led to a significant decline in the Company’s liquidity position. These developments included market share and production declines at key North American OEM customers, a rise in steel prices, the termination of accelerated payment programs by certain automakers, higher than anticipated new program launch costs and the continued underperformance of the North American operations. The complex and restrictive capital structure built during the acquisition years presented a strategic challenge as debt service required cash outflows almost as high as on-going capital expenditures and drove the cost of capital above competitive levels.
The Company’s current challenge is to restructure its U.S. operations under the protection of Chapter 11 while continuing to support its flourishing international business.
The Company’s key strategies are to consolidate its position as a global metal structures leader, strengthen its financial performance by reorganizing under Chapter 11 protection and emerging successfully, drive operational excellence throughout the company, leverage its scale to realize structural improvements and strengthen organizational depth to support leadership development and succession.
Recent initiatives implemented by the Company include:
▪	On February 2, 2005, the Company’s U.S. subsidiaries petitioned for relief under Chapter 11 in the Southern District of New York. The Company’s foreign operations were not included in the filing and are continuing to operate on a normal basis.

▪	During the second quarter of 2005, the Company announced the impending closure of its Belcamp, Md., Bowling Green, Ky., and Corydon, Ind., facilities. In addition, the Company announced the downsizing of its Granite City, Ill., location. These actions resulted in reducing the number of colleagues by approximately 800.

▪	The production of the Dodge Ram frame in Milwaukee, Wis., ceased in June 2005. In October 2005, the Company announced the movement of the Ford Ranger production from Milwaukee to its Bellevue, Ohio, facility. This move was completed in the first quarter of 2006 and all production at the Milwaukee facility has ended.

▪	Also during October 2005, the Company announced the closure of its Granite City, Ill., and Milan, Tenn., facilities. The facilities are expected to close by December 2006.

▪	During 2005, the Company strategically reviewed its powertrain module assembly business in the U.S. and determined that the business no longer fit the strategic direction of its U.S. operations. This business, which is still included in the Company’s operations through 2006, is expected to be sold back to General Motors or their designee in December 2006.

▪	As part of its strategy to diversify its customer base, the Company announced the opening of a manufacturing facility in Meridian, Miss., to support large-scale stampings and assemblies for southern U.S. OEM production sites.

▪	On January 4, 2006, the Company filed a motion in Bankruptcy Court asking the Court to modify its postretirement medical benefits and to reject its collective bargaining agreements. The Company is seeking concessions to reduce its postretirement medical benefits. The Company is also seeking to obtain wage and benefit reductions from its unions to help in its plan to emerge from bankruptcy.

▪	In February 2006, the Company announced its decision to enter into decision bargaining to close its Greenville, MI facility and to move the work to other facilities in the U.S. The Company is currently in effects bargaining with the union.

▪	In March 2006, the Company announced that it had reached an agreement in principle with its Milwaukee unions on a variety of issues including postretirement medical benefits.

▪	In April 2006, the Company announced that it had reached an agreement in principle with its salaried retirees on a variety of issues including postretirement medical benefits.

▪	In May 2006, the Company announced its intention to enter into decision bargaining to downsize its Bluffton, OH facility and move work to other facilities in the U.S.
The Company believes these and other initiatives will accelerate reductions in operational costs, allow it to leverage economies of scale and enhance its ability to serve its customers, creditors and shareholders.
Growth Strategy
The Company’s growth strategy now focuses on cadenced organic growth. Specifically, the Company believes the following strengths have played, and will continue to play, an important role in achieving the organic growth objectives:
▪	Strong customer relationships with key domestic and foreign OEMs;

▪	Broad technical capabilities in vehicle structures;

▪	Scale position as one of the largest independent suppliers of automotive structural assemblies; and,

▪	Global engineering and manufacturing presence, including two established facilities in China.
As a result of these competitive strengths and the efforts to increase organic growth, the Company was awarded programs that launched in 2003-2005, which have helped to further diversify the Company’s customer and geographic base. These programs have resulted in a decrease in the proportion of revenues from Ford Motor Company, General Motors and DaimlerChrysler (Detroit 3) from 64% in 2001 to 54% in 2005.
Industry Trends
The Company’s performance and growth are directly related to certain trends within the automotive market, including the consolidation of the component supply industry and variations in automotive production levels, which are cyclical and depend on general economic conditions and consumer confidence.
The Company’s strategy capitalizes on several important trends in the automotive industry that have benefited Tower Automotive in the past and will continue to benefit it in the future. These trends include:
▪	Continuation of Trend to Larger, More Capable Suppliers. In order to lower costs and improve quality, OEMs have continued to reduce their supply bases by awarding sole-source contracts to suppliers who are able to supply greater vehicle content through complex subassemblies. OEMs’ criteria for supplier selection include not only cost, quality and responsiveness, but also design engineering and program management capabilities. As a result, the automotive supply industry has undergone significant consolidation. Furthermore, beginning in 2001, a number of suppliers experienced financial difficulties. These factors have combined to provide an opportunity for further organic growth by obtaining business from smaller or troubled suppliers through providing the scale and broad capabilities that OEMs require. This trend accelerated in 2005 and 2006 with the bankruptcy filings of Delphi, Dana, Collins & Aikman, Meridian and Citation, among others.

▪	OEM “Shakeout.” The recent acquisition and consolidation activity among select OEMs has not led to the disadvantage of the smaller OEMs in the industry as previously predicted. Rather, smaller OEMs such as Peugeot, Honda, Hyundai/Kia, BMW and the emerging Chinese automakers have strengthened their financial performance and position in the industry, while some of the larger OEMs have struggled to successfully integrate acquisitions and manage legacy costs. The Company’s global capabilities have allowed it to continue to serve as a valued supplier to those smaller producers.

▪	System/Modular Sourcing. OEMs are increasingly seeking suppliers capable of providing larger assemblies, systems or modules. A system is a group of components which may be dispersed throughout the vehicle, yet operate together to provide a specific engineering function. Modules, on the other hand, consist of sub-assemblies at a specific location in the vehicle, incorporating components from various functional systems which are assembled and shipped to the OEM ready for installation in a vehicle as a unit. By outsourcing complete systems or modules, OEMs are able to reduce the costs associated with the design and integration of various components, and improve quality by enabling their suppliers to assemble and test major portions of the vehicle prior to production. Tower Automotive has capitalized on the system/modular sourcing trend among OEMs by offering customers high value-added supply capabilities through a focus on the production of assemblies consisting of multiple component parts that are welded or otherwise fastened together by the Company. While the Company continues to focus on systems and modules, it has made the determination that its powertrain module business no longer fit the strategic direction of its U.S. operations. This business is expected to be sold back to General Motors or their designee in December 2006.

▪	Growth in Emerging Markets. Countries such as China, Korea, Thailand, India, Mexico and Brazil, and regions such as Eastern Europe, are expected to experience significant growth in vehicle demand over the next ten years. OEMs are positioning themselves to reach these emerging markets in a cost-effective manner. In order to best meet these OEM requirements, the Company is well-positioned with more than 20 manufacturing facilities outside North America, including locations in Germany, Italy, Belgium, Poland, Slovakia, Brazil, Korea, China and a technical center in India.
Products
The Company produces a broad range of structural components and assemblies, many of which are critical to the structural integrity of a vehicle. The Company’s products generally can be classified into the following categories: body structures and assemblies; lower vehicle frames and structures; chassis modules and systems; and, suspension components. A brief summary of each of the principal product categories follows:
Product Category/Description
Body structures and assemblies
These products form the basic upper body structure of the vehicle and include large metal stampings such as body pillars, roof rails, side sills, parcel shelves and intrusion beams. This category also includes Class A surfaces and assemblies. Class A surfaces include exposed sheet metal components such as body sides, pickup truck box sides, door panels and fenders.
Complex body-in-white assemblies
These products are comprised of multiple components and sub-assemblies welded to form major portions of the vehicle’s body structure. Examples of complex assemblies include front and rear floor pan assemblies and door/pillar assemblies.
Lower vehicle frames and structures
Products such as pickup truck and SUV full frames, automotive engine and rear suspension cradles, floor pan components and cross members form the basic lower body structure of the vehicle. These heavy gauge metal stampings, built using both traditional and hydroforming methods, carry the load of the vehicle, provide crash integrity and are critical to the strength and safety of vehicles.
Chassis modules and systems
Products include axle assemblies and front and rear structural suspension modules/systems. Axle assemblies consist of stamped metal trailing axles, assembled brake shoes, hoses and tie rods. Front and rear structural suspension modules/systems consist of control arms, suspension links, value-added assemblies and powertrain modules. The Company has made the decision to exit the powertrain module business at the end of 2006.
Suspension components
Products include stamped, formed and welded products such as control arms, suspension links, track bars, spring and shock towers, and trailing axles. These suspension components are critical to the ride, handling and noise characteristics of a vehicle.
Other
The Company manufactures a variety of other products including heat shields and other precision stampings for its OEM customers.
The following table summarizes the approximate composition by product category of the Company’s global revenues for the last three years:

	Years Ended
	December 31,
Product Category	2005	2004	2003
Body structures and assemblies	45%	40%	43%
Complex body-in-white assemblies	12	7	—
Lower vehicle frames and structures	24	27	34
Chassis modules and systems	12	16	12
Suspension components	6	8	8
Other	1	2	3

Total	100%	100%	100%

Customers and Marketing
North American automotive manufacturing has been dominated by General Motors (“GM”), Ford, and DaimlerChrysler, which are the company’s largest customers in North America. International automakers continue to expand their production capacity, representing approximately 31% of North American production in 2005 versus 28% in 2004.
As a result of past growth strategies, the Company has further expanded its global presence, increased penetration with certain existing customers and added programs with customers such as Mercedes, Fiat, BMW, Volkswagen Group, Nissan, Hyundai/Kia, Volvo and Renault.

Following is a summary of the global composition of the Company’s key customers for the last three years:

	Years Ended
	December 31,
Customer	2005	2004	2003
Ford Motor Company	30%	34%	35%
General Motors	13	14	10
DaimlerChrysler	11	14	19
Hyundai/Kia	11	10	9
Renault/Nissan	10	5	1
Volkswagen Group	7	7	5
Fiat	4	4	4
Toyota	4	4	3
BMW	3	2	2
Honda	1	1	2
Other	6	5	10

Total	100%	100%	100%

Following is a summary of the Company’s sales by geographic region for the last three years:

	Years Ended
	December 31,
Geographic Category	2005	2004	2003
North America	61%	66%	71%
Europe	23	20	15
Asia	13	12	13
South America	3	2	1

Total	100%	100%	100%

The following table presents an overview of the major models for which the Company supplies products:

Vehicle Manufacturer	Car Models		Truck Models
Ford Ford	▪	Taurus, Mustang, Focus, Crown Victoria, Thunderbird, Ka, Five Hundred, GT	▪	Explorer, Explorer Sport Trac, Freestyle, Econoline, Freestar, Escape, Expedition, Excursion, Ranger, Transit, F-Series LD & HD, Medium Duty Trucks
Mercury	▪	Sable, Grand Marquis, Montego	▪	Mountaineer, Monterey, Mariner
Lincoln	▪	LS, Towncar	▪	Aviator, Navigator
Mazda	▪	6	▪	Tribute, B-Series Pick-up
Volvo	▪	S40/V50, C30, C70
Jaguar	▪	XJ, S-Type
Land Rover			▪	Range Rover
DaimlerChrysler
Chrysler	▪	Sebring, Sebring Convertible	▪	Town & Country,
Dodge	▪	Stratus	▪	Ram Pickup, Dakota, Caravan
Jeep			▪	Wrangler, Grand Cherokee
Mercedes-Benz	▪	A-Class, B-Class, C-Class, SLK, CLK, SL	▪	Atego, Actros, Sprinter, Vario, Accelo
Smart	▪	Fortwo, Cabrio
General Motors
Cadillac	▪	CTS, STS	▪	SRX
GMC			▪	Sierra, Safari,
Chevrolet			▪	Silverado, Astro,
Saturn			▪	Vue
Opel	▪	Astra, Agila, Corsa, Zafira, Meriva, Vectra
Saab	▪	9-3
Hyundai/Kia
Hyundai	▪	Equus, NF Sonata, Click	▪	Terracan, Starex, Libero, Porter, Porter II
Kia	▪	Spectra, Rio,-Lotze, Cerato, Opirus, Morning	▪	Sportage, Carens, Pregio, Carnival, Grand Carnival, Frontier, Sorento, Bongo III
Volkswagen Group
Volkswagen	▪	Passat, Bora, Golf, GOL, Polo, Kombi, Santana, Fox, Jetta, Phaeton	▪	Caddy Van, Touareg, T5, Crafter
Audi	▪	A3, A4, A6, Cabrio, TT
Skoda	▪	Fabia, Octavia, Superb
Renault/Nissan
Renault	▪	Clio, Twingo, Megane, Kangoo, Modus, Scenic, Espace
Nissan	▪	Sentra, Micra	▪	Quest, Xterra, Frontier, Pathfinder, Titan, Armada
Infiniti			▪	QX56
Fiat Fiat	▪	Croma, Marea, Grande Punto Punto, Palio, Panda, Stilo, Multipla, Uno, Idea, Barchetta, Strada, Sedici	▪	Ducato
Alfa Romeo	▪	Brera, 159, 147, 156, 166, GT
Lancia	▪	Lybra, Thesis, Y, Musa
Toyota
Toyota	▪	Avalon, Camry, Solara, Corolla, Vios, Xiali, Crown	▪	Sienna, Tacoma, Tundra, Sequoia
Lexus			▪	RX330
BMW
BMW	▪	3 Series, 1 Series	▪	X5, X3
Honda
Honda	▪	Accord, Civic, Fit	▪	Odyssey, Element, Pilot, Ridgeline
Acura	▪	EL, TL	▪	MDX
PSA
Peugeot	▪	206
Citroen	▪	C3
Bentley
Bentley	▪	Continental Coupe
Porsche
Porsche	▪	911, Boxter	▪	Cayenne
Suzuki
Suzuki	▪	Wagon R+, Ignis, Swift
Chery
Chery	▪	Flagcloud, WindCloud, Orient Son, Tiggo,

Most of the Company’s products have a lead time of two to five years from product development to production. The selling prices of these products are generally negotiated between the Company and its customers.
Sales of the Company’s products to OEMs are made directly by the sales and engineering teams, located at its technical/customer service centers in Novi, Michigan; Yokohama, Japan; Turin, Italy; Bergisch-Gladbach, Germany; Sao Paolo, Brazil; Seoul, Korea; Changchun and Wuhu, China; and Hyderabad, India. Through its technical centers, the Company services its OEM customers and manages its continuing programs of product design improvement and development. The Company periodically places engineering colleagues at various customer facilities to facilitate the development of new programs.
The Company’s sales and marketing efforts are designed to create overall awareness of its engineering, program management, manufacturing and assembly expertise, to acquire new business and to provide ongoing customer service. The customer service group is organized into customer-dedicated teams within regions. From time to time, the Company also participates in industry and customer specific trade and technical shows.
Design, Development and Engineering Support
The Company strives to maintain a technological advantage through targeted investment in product development and in advanced engineering capabilities. The Company’s engineering capabilities enable it to design and build high quality, efficient manufacturing systems, processes and equipment and to continuously improve our production processes, systems and equipment. The Company’s manufacturing engineers are located at each of its manufacturing facilities. The Company’s engineering responsibilities range from research and development, advanced product development, product design, testing and initial prototype development to the design and implementation of manufacturing processes.
Because structural parts must be designed at an early stage in the development of new vehicles or model revisions, the Company is given the opportunity to utilize its product and process engineering competencies early in the vehicle planning process. Advanced development and engineering resources create original engineering designs, computer-aided designs, feasibility studies, working prototypes and testing programs to meet customer specifications. The Company’s Hyderabad, India technical center allows for 24 hour engineering capabilities globally, thereby optimizing product design and analysis capabilities and leading to reduced development costs.
Manufacturing
The Company’s manufacturing operations consist primarily of stamping and welding operations, system and modular assembly operations, and associated coating and other ancillary operations.
Stamping involves passing metal through dies in a stamping press to form the metal into three-dimensional parts. The Company produces stamped parts using precision single-stage, progressive and transfer presses, ranging in size from 150 to 4,500 tons, which perform multiple functions to convert raw material into finished products. The Company continually invests in its press technology to increase flexibility, improve safety and minimize die changeover time.
Stampings that are to be used in assemblies are fed into cell-oriented assembly operations that produce complex, value-added assemblies through the combination of multiple parts that are welded or fastened together. The Company’s assembly operations are performed on either dedicated, high-volume welding/fastening machines or on flexible cell-oriented robotic lines for units with lower volume production runs. The assembly machines attach additional parts, fixtures or stampings to the original metal stampings. In addition to standard production capabilities, the Company’s assembly machines also are able to perform various statistical control functions and identify improper welds and attachments. The Company works continuously with manufacturers of fixed/robotic welding systems to develop faster, more flexible machinery.
The products manufactured by the Company use various grades and thicknesses of steel and aluminum, including high strength hot- and cold-rolled, galvanized, organically coated, stainless and aluminized steel. See “Suppliers and Raw Materials.”
OEMs have established quality rating systems involving rigorous inspections of suppliers’ facilities and operations. Their factory rating programs provide a quantitative measure of a company’s success in improving the quality of its operations. The Company has received quality awards from Ford (Q1) and DaimlerChrysler (Pentastar). The automotive industry has adopted a quality rating system known as TS-16949. Substantially all of the Company’s existing operating facilities in North America and around the world have received TS-16949 certification in compliance with the automotive industry requirements.
Competition
The Company operates in a highly competitive, fragmented market segment of the automotive supply industry, with a limited number of competitors generating revenues in excess of $200 million each. The number of the Company’s competitors has decreased in recent years and is expected to continue to decline due to supplier consolidation. The Company’s major competitors include: Magna International, Inc. (“Magna”); Thyssen-Budd, a subsidiary of Thyssen-Krupp AG; Dana Corporation; Benteler Automotive; and divisions of OEMs with internal stamping and assembly operations, all of which have substantial financial resources. The Company competes with other competitors in various segments of its product lines and in various geographic markets. The Company views Magna as its strongest competitor across most of the Company’s product lines; however, the Company believes that no single competitor can provide the same range of products and capabilities as the Company across as broad a geographic range.
The Company principally competes for new business both at the beginning of the development of new models and upon the redesign of existing models. New-model development generally begins two to five years before the marketing of such models to the public. Once a supplier has been designated to supply parts for a new program, an OEM usually will continue to purchase those parts from the designated producer for the life of the program, although not necessarily for a redesign. Competitive factors in the market for the Company’s products include product quality and reliability, cost, timely delivery, technical expertise and development capability, new product innovation and customer service. In addition, there is substantial and continuing pressure from the OEMs to reduce costs, including the cost of products purchased from outside suppliers such as the Company. Companies must be able to offset pricing givebacks to customers as well as overall economic cost increases with improved productivity to maintain needed profitability levels.
Suppliers and Raw Materials
The primary raw material used to produce the majority of the Company’s products is steel. The Company purchases hot- and cold-rolled, coated, stainless and aluminized steel from a variety of suppliers. The Company employs just-in-time manufacturing and sourcing systems enabling it to meet customer requirements for faster deliveries while minimizing its need to carry significant inventory levels. The price of steel increased significantly during the second half of 2004 compared to recent historical periods. In 2005, steel prices generally leveled off and decreased moderately from their peaks in 2004. The Company purchases a substantial portion of its steel from certain of its customers through the customers’ repurchase programs. The purchases through customer repurchase programs have buffered price swings associated with the procurement of steel. The remainder of steel purchasing requirements is met through contracts with steel producers and market purchases. In some cases, the Company may be unable to either avoid increases in steel prices or pass through any price increases to its customers. Customer agreements generally do not permit an increase in selling prices for increases in raw material inputs.
Other raw materials purchased by the Company include small- and medium-sized stampings, fasteners, tubing and rubber products, all of which are available from numerous sources.
Colleagues
As of December 31, 2005, the Company had 11,850 colleagues worldwide, of whom approximately 7,100 are covered under collective bargaining agreements: 3,500 in the North American operations and 3,600 in the international operations. These collective bargaining agreements expire between January 2006 and January 2010. In February 2004, the Company entered into a neutrality agreement with the United Auto Workers Union (“UAW”), which covers six facilities. The neutrality agreement facilitates the organization of these facilities as it provides for expedited bargaining and requires that the Company take a neutral position in any organizing efforts by the UAW. The Company has been in negotiations with the unions representing current and retired employees since October 2005 seeking concessions from the bargaining units in the wage rate structure of its membership as well as the benefits offered by the Company. Health insurance coverage for employees and retirees has resulted in significant cost increases for vehicle manufacturers and suppliers for the past several years and puts domestic auto makers and suppliers at a significant disadvantage with their foreign based competitors. While the Company has reached consensual outcomes with certain of its retirees, negotiations with its active unions are ongoing. As part of its Chapter 11 process, the Company sought the approval of the Bankruptcy Court to reject its union contracts. The Court has not issued a ruling while the parties continue to negotiate; however, the union members have approved a strike vote in the event the Bankruptcy Court rules in the Company’s favor. While the Company has not experienced any work stoppages since its inception in 1993, a strike or slow-down by one of the Company’s unions could have a material adverse effect on the Company’s business. The challenge for the Company over the coming year will be to maintain its good relations with colleagues while it works with its unions to amend the current collective bargaining agreements through the Debtors’ Chapter 11 process. At the same time, the Company must continue to recruit, retain and motivate qualified personnel at all levels of the Company.
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
Seasonality
The Company’s business is somewhat seasonal. The Company typically experiences decreased revenues and operating income during the third quarter of each year due to the impact of scheduled OEM plant shutdowns in July and August for vacations and new model changeovers. Shutdowns by OEMs of approximately one and one-half weeks in December also have a negative impact on revenues and operating income during the fourth quarter of each year and the resulting negative cash flow impact during January of the following year.
Environmental Matters
The Company is required to comply with federal, foreign, state and local laws and regulations governing the protection of the environment and occupational health and safety, including laws regulating the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into soil, air or water; and the health and safety of its colleagues. The Company is also required to obtain permits from governmental authorities for certain operations. The Company has taken steps to assist in the compliance with the numerous and sometimes complex regulations, such as holding environmental and safety training sessions for representatives from its domestic facilities. The Company has achieved TS 16949 registration for substantially all of its facilities. The Company conducts third party or internal audits for environmental, health, and safety compliance, and uses outside expertise to assist in the filing of permits and reports when required.
Compliance with federal, state and local provisions relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material impact on the Company’s capital expenditures, earnings or competitive position. The Company is not currently aware of any significant liability exposure with respect to laws imposing liability for the cleanup of contaminated property to which it may have sent wastes for disposal.
The Company owns properties which have been impacted by environmental releases. At some of these properties, the Company is liable for costs associated with investigation and/or remediation of contamination in one or more environmental media. The Company is currently actively involved in investigation and/or remediation at several of these locations. At certain of these locations, costs incurred for environmental investigation and/or remediation are being paid partly or completely out of funds placed into escrow by previous property owners. Nonetheless, total costs associated with remediating environmental contamination at these properties could be substantial and may be material to the Company’s financial condition, results of operations or cash flows. At December 31, 2005 and 2004, the Company had recorded liabilities of $11.4 million and $16.3 million for environmental remediation liabilities.

1A. Risk Factors.
The general economic and/or business conditions affecting the automotive industry may adversely impact the Company.
The automotive industry in the United States as a whole is facing a downturn in economic and business conditions. The number of automotive parts suppliers filing for protection under Chapter 11 of the Bankruptcy Code has increased during 2005 and many other companies in the industry have announced significant restructuring plans in order to remain viable. Both GM and Ford are trying to return their North American automotive operations to profitability through a combination of strict cost control, capacity rationalization (plant closings) and the acceleration of new product/technology introductions. Unless they can stem their ongoing market share declines, further production cuts will have a ripple effect throughout the supply chain and impact the profitability of those suppliers most dependent on these domestic manufacturers, including the Company.
The Company is dependent on Ford, GM and DaimlerChrysler as its largest customers and on selected vehicle programs.
Revenues from Ford, GM, and DaimlerChrysler represented approximately 30%, 13%, and 11% respectively, of the Company’s revenues in 2005. Also, the Company’s typical contracts with its customers provide for supplying that customer’s requirements for a particular model, rather than manufacturing a specific quantity of components. These contracts range from one year to the life of the platform or model, usually three to ten years, and do not require the purchase by the customer of any minimum number of components. Therefore, the loss of any one of these customers, or a significant reduction in demand for vehicles for which the Company produces components and assemblies, would have a material adverse effect on the Company’s existing and future revenues and net income.
The Company may be adversely impacted by the inability to reduce costs.
There is substantial, continuing pressure from the major OEMs to reduce costs, including the cost of products and services purchased from outside suppliers. Repeated spikes in steel prices have become a significant risk factor for many companies in the automotive industry. Suppliers and automakers alike have had difficulty passing on these increased costs to consumers in the current highly competitive environment. Oil and gas prices have reached record highs and the oil price spikes that continued into 2006 started to have a measurable impact on vehicle purchase behavior. The Company’s inability to pass through increased materials pricing may result in lower profit margins for the Company.
In addition, the Company’s business is very capital intensive. Therefore, profitability is dependent, in part, on the Company’s ability to spread fixed production costs over increasing product sales. If the Company is unable to generate sufficient production cost savings in the future to offset price reductions and any reduction in customer demand for automobiles, the Company’s profitability would be adversely affected. In addition, the Company’s customers often require engineering, design, or production changes. In some circumstances, the Company may not be able to achieve price increases sufficient in amounts to cover the costs of these changes.
The Company is subject to certain risks associated with its foreign operations.
The Company has significant international operations, specifically in Europe, Asia, and South America. Certain risks are inherent in international operations, including:
•	difficulty in enforcing agreements and collecting receivables through certain foreign legal systems;

•	foreign customers may have longer payment cycles than customers in the United States;

•	tax rates in certain foreign countries may exceed those in the United States, and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls, or other restrictions;

•	general economic and political conditions in countries where the Company operates may have an adverse affect on operations in those countries; and

•	the Company may find it difficult to manage a large organization spread throughout various countries.

The occurrence of any of the foregoing risks could have a significant effect on the Company’s international operations and, as a result, overall revenues and profitability.
Currency exchange rate fluctuations could have an adverse effect on revenues and financial results.
The Company generates a significant portion of its revenues and incurs a significant portion of its expenses in currencies other than U.S. dollars. To the extent the Company is unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in any such currency could have an adverse effect on revenues and financial results. During times of a strengthening U.S. dollar, the Company reported sales and earnings from international operations will be reduced because the applicable local currency will be translated into fewer U.S. dollars.
The Company’s business may be disrupted by work stoppages and other labor matters.
Many OEMs and their suppliers have unionized work forces. Work stoppages or slow-downs experienced by OEMs or their suppliers could result in slow-downs or closures of assembly plants where the Company’s products are included in assembled vehicles. Also, a number of large Tier I suppliers to the automotive industry have filed for Chapter 11 protection. These actions create greater uncertainty as to the potential for work stoppages by unionized work forces. In the event that one or more of the Company’s customers or suppliers experiences a material work stoppage, such a work stoppage could have a material adverse effect on the Company’s business.
In addition, a significant number of the Company’s employees are covered under collective bargaining agreements. The Company has been in negotiations with the unions representing current and retired employees since October 2005 seeking concessions from the bargaining units in the wage rate structure of its membership as well as the benefits offered by the Company. Health insurance coverage for employees and retirees has resulted in significant cost increases for vehicle manufacturers and suppliers for the past several years and puts domestic auto makers and suppliers at a significant disadvantage with their foreign based competitors. While the Company has reached consensual outcomes with certain of its retirees, negotiations with its active unions are ongoing. As part of its Chapter 11 process, the Company sought the approval of the Bankruptcy Court to reject its union contracts. The Court has not issued a ruling while the parties continue to negotiate; however, the union members have approved a strike vote in the event the Bankruptcy Court rules in the Company’s favor. While the Company has not experienced any work stoppages since its inception in 1993, a strike or slow-down by one of the Company’s unions could have a material adverse effect on the Company’s business.
The Company’s ability to obtain new program awards.
The automotive component supply industry remains competitive. Despite a number of Chapter 11 filings, some of the Company’s competitors are companies, or divisions or subsidiaries of companies, that are larger and have greater financial and other resources than the Company. In addition, with respect to certain products, the Company competes with divisions of OEM customers. The Company’s products may not be able to compete successfully with the products of these other companies, which could result in the loss of customers and, as a result, decreased revenues and profitability.
The Company principally competes for new business both at the beginning of the development of new models and upon the redesign of existing models by major customers. New model development generally begins two to five years prior to the marketing of such models to the public. The failure to obtain new business on new models or to retain or increase business on redesigned existing models, could adversely affect the Company’s business and financial results. In addition, as a result of the relatively long lead times required for many of the Company’s complex structural components, it may be difficult in the short term for the Company to obtain new sales to replace any unexpected decline in the sale of existing products. Also, the Company may incur significant expense in preparing to meet anticipated customer requirements which may not be recovered for various reasons, including fluctuation in the anticipated volume of production from new and planned supply programs.

The Company may incur material losses as a result of product liability and warranty and recall claims.
Many of the Company’s products are critical to the structural integrity of a vehicle. As such, the Company faces an inherent business risk of exposure to product liability claims in the event that the failure of its products to perform to specifications results, or is alleged to result, in property damage, bodily injury and/or death. In addition, if any Company designed products are, or are alleged to be, defective, the Company may be required to participate in a recall involving those products. Each OEM has its own policy regarding product recalls and other product liability actions relating to its suppliers. However, as suppliers become more integrally involved in the vehicle design process and assume more vehicle assembly functions, OEMs are increasingly looking to suppliers for contribution when faced with product recalls and product liability or warranty claims. Accordingly, the Company may be adversely impacted by product recalls and product liability or warranty claims.
The Company is subject to government regulations, including environmental regulations, and any changes in current regulations may adversely impact the Company.
The automotive industry is regulated by various government bodies and constituencies. The implementation of or changes in the laws, regulations or policies governing the automotive industry that could negatively affect the automotive components supply industry may adversely impact the Company.
Prolonged continuation of the Chapter 11 Cases may harm the Company’s businesses.
The prolonged continuation of the Chapter 11 Cases could adversely affect the Company’s businesses and operations. So long as the Chapter 11 Cases continue, senior management of the Company will be required to spend a significant amount of time and effort dealing with the Company’s reorganization instead of focusing exclusively on business operations. Prolonged continuation of the Chapter 11 Cases will also make it more difficult to attract and retain management and other key personnel necessary to the success and growth of the Company’s businesses. In addition, the longer the Chapter 11 Cases continue, the more likely it is that the Company’s customers and suppliers will lose confidence in the Company’s ability to successfully reorganize their businesses and seek to establish alternative commercial relationships. Furthermore, so long as the Chapter 11 Cases continue, the Company will be required to incur substantial costs for professional fees and other expenses associated with the proceedings. The prolonged continuation of the Chapter 11 Cases may also require the Company to seek additional financing, either as part of the DIP credit facility or otherwise, in order to service their debt and other obligations. It may not be possible for the Company to obtain additional financing during the pendency of the Chapter 11 Cases on commercially favorable terms or at all. If the Company were to require additional financing during the Chapter 11 Cases and were unable to obtain the financing on favorable terms or at all, the Company’s chances of successfully reorganizing its businesses may be seriously jeopardized.
The Company may not be able to obtain confirmation of its Chapter 11 plan.
In order to successfully emerge from Chapter 11 bankruptcy protection as a viable entity, the Company believes that it must develop, and obtain requisite court and creditor approval of, a viable Chapter 11 Plan of Reorganization (the “Plan”). This process requires the Company to meet certain statutory requirements with respect to adequacy of disclosure with respect to the Plan, soliciting and obtaining creditor acceptances of the Plan, and fulfilling other statutory conditions for confirmation. The Company may not receive the requisite acceptances to confirm the Plan. Even if the requisite acceptances of the Plan are received, the Bankruptcy Court may not confirm the Plan. A dissenting holder of a claim against the Company may challenge the balloting procedures and results as not being in compliance with the Bankruptcy Code. Even if the Bankruptcy Court determined that the balloting procedures and results were appropriate, the Bankruptcy Court could still decline to confirm the Plan if it found that any of the statutory requirements for confirmation had not been met, including that the terms of the Plan are fair and equitable to non-accepting classes. Section 1129 of the Bankruptcy Code sets forth the requirements for confirmation and requires, among other things, a finding by the Bankruptcy Court that (i) the Plan “does not unfairly discriminate” and is “fair and equitable” with respect to any non-accepting classes, (ii) confirmation of the Plan is not likely to be followed by a liquidation or a need for further financial reorganization and (iii) the value of distributions to non-accepting holders of claims within a particular class under the Plan will not be less than the value of distributions such holders would receive if the Company was liquidated under Chapter 7 of the Bankruptcy Code. The

Bankruptcy Court may determine that the Plan does not satisfy one or more of these requirements, in which case it would not be confirmable by the Bankruptcy Court.
If the Plan is not confirmed by the Bankruptcy Court, it is unclear whether the Company would be able to reorganize its businesses and what, if any, distributions holders of claims against the Company ultimately would receive with respect to their claims. If an alternative reorganization could not be agreed upon, it is possible that the Company would have to liquidate its assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if the Company was to emerge as a viable, reorganized entity.
1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
The Company’s operations are conducted in both owned and leased facilities. The Company believes that these facilities are suitable and adequate for its activities as currently conducted. The principal facilities in which the Company’s operations are currently conducted are as follows:

	Square
North American Locations	Footage	Type of Interest	Description of Use
Elkton, Michigan	1,100,000	Owned	Manufacturing
Milan, Tennessee	531,000	Leased	Manufacturing
Chicago, Illinois	480,000	Leased	Manufacturing
Granite City, Illinois	458,000	Leased	Manufacturing
Clinton Township, Michigan	385,000	Leased	Manufacturing
Toronto, Ontario	329,400	Owned	Manufacturing
Bardstown, Kentucky	300,000	Owned	Manufacturing
Plymouth, Michigan	294,000	Leased	Manufacturing
Smyrna, Tennessee	254,000	Leased	Manufacturing
Lansing, Michigan	250,000	Leased	Manufacturing
Bluffton, Ohio	218,000	Leased	Manufacturing
Bellevue, Ohio (2 locations)	200,000	Owned	Manufacturing
Madison, Mississippi	200,000	Leased	Manufacturing
Traverse City, Michigan	170,000	Owned	Manufacturing
Greenville, Michigan	156,000	Owned	Manufacturing
Auburn, Indiana	132,000	Leased	Manufacturing
Kendallville, Indiana	131,000	Leased	Manufacturing
Novi, Michigan	113,500	Leased	Corporate Office/Technical Center
Upper Sandusky, Ohio	56,000	Leased	Manufacturing
Grand Rapids, Michigan	13,600	Leased	Office

International Locations
Caserta, Italy (2 locations)	751,000	Owned	Manufacturing
Turin, Italy	455,000	Owned	Manufacturing/Office
Wuhu, Anhui Province, China	455,000	(2)	Manufacturing /Office
Malacky, Slovakia	453,600	Owned	Manufacturing
Zwickau, Germany	409,000	Owned	Manufacturing
Gent, Belgium	376,000	Leased	Manufacturing
Hwaseong-si, Gyeonggi-do, Korea	223,000	Owned	Manufacturing
Sao Paolo, Brazil	193,000	Owned	Manufacturing/Office
Changchun, China	179,200	(1)	Manufacturing
Duisburg, Germany	125,900	Owned	Manufacturing
Kwangju Metropolitan City, Pyeongdong, Korea	121,000	(3)	Manufacturing
Kwangju Metropolitan City, Hanam, Korea	107,000	Owned	Manufacturing
Bergisch-Gladbach, Germany	102,000	Owned	Manufacturing/Technical Center
Shiheung-si, Gyeonggi-do, Korea	100,000	Owned	Manufacturing
Ansan-si, Gyeonggi-do, Korea	70,000	Owned	Manufacturing
Minas Gerais, Brazil	59,000	Owned	Manufacturing
Buchholz, Germany	54,000	Owned	Manufacturing
Opole, Poland	54,000	Owned	Manufacturing
Yeongcheon-si, Korea	50,000	Owned	Manufacturing
Ulsan Metropolitan City, Korea	44,000	Owned	Manufacturing
Gunpo-si, Gyeonggi-do, Korea	36,000	Owned	Office/Technical Center
Hyderabad, India	2,800	Leased	Engineering/Design
Yokohama, Japan	1,000	Leased	Sales/Engineering

(1)	Facility is utilized by a joint venture in which the Company holds a 60% equity interest. The building is owned and the land is leased.

(2)	Facility is utilized by a joint venture in which the Company holds an 80% equity interest. The building is owned and the land is leased.

(3)	The building is owned and the land is leased.
The facilities were specifically designed for the manufacturing of the Company’s products. The utilization of such facilities is dependent upon the mix of products produced and the timing of the supply requirements pertaining to product programs with customers.
Item 3. Legal Proceedings.
From time-to-time, the Company is subject to claims or litigation incidental to its business. The Company is not currently involved in any legal proceedings that, individually or in the aggregate, are expected to have a material effect on its business, financial condition, results of operations or cash flows.
As indicated in Note 2 to the Consolidated Financial Statements and in Item 1, “Business” of this Form 10-K, on February 2, 2005, Tower Automotive, Inc. and 25 of its United States subsidiaries each filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court Southern District of New York (“Bankruptcy Court”). The cases are jointly consolidated for administrative purposes as Case No. 05-10578 (ALG). As a result of the commencement of the Chapter 11 proceedings by the Debtors, an automatic stay has been imposed against the commencement or continuation of legal proceedings against the Debtors outside of the Bankruptcy Court. Claimants against the Debtors may assert their claims in the Chapter 11 proceedings by filing a proof of claim, to which the Debtors may object and seek a determination from the Bankruptcy Court as to the allowability of the claim. Claimants who desire to liquidate their claims in legal proceedings outside of the Bankruptcy Court will be required to obtain relief from the automatic stay by order of the Bankruptcy Court. If such relief is granted, the automatic stay will remain in effect with respect to the collection of liquidated claim amounts. Generally, all claims against the Debtors that seek a recovery from assets of the Debtors’ estates will be addressed in the Chapter 11 proceedings and paid only pursuant to the terms of a confirmed plan of reorganization.
The Company requested an extension of the required due date for the filing of its plan of reorganization and the Bankruptcy Court approved an extension of the due date to June 27, 2006.
See Item 10. “Directors and Executive Officers of the Registrant,” under the caption, “Legal Proceedings,” for additional information on litigation associated with the Company’s bankruptcy involving the Company’s officers and for information on litigation associated with the Company’s operations in Mexico that are conducted through a joint venture, Metalsa, S. de R.L. de C.V. (“Metalsa”) which is 40 percent owned by the Company’s 100% owned Mexican subsidiary (“Tower Mexico”).
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock has been traded over the counter on the Pink Sheets Electronic Quotation Service (“Pink Sheets”) maintained by the Pink Sheets LLC under the symbol “TWRAQ.” since February 7, 2005. On February 3, 2005, the New York Stock Exchange (“NYSE”) suspended trading of the Company’s common stock and de-listed its common stock shortly thereafter. The following table sets forth, for the periods indicated, the high and low closing sale prices of the Company’s common stock on the Pink Sheets and on the NYSE as applicable.

	Low	High
2004
First quarter	$4.35	$7.53
Second quarter	3.33	5.83
Third quarter	2.08	3.72
Fourth quarter	1.20	2.40
2005
First quarter	$0.18	$2.69
Second quarter	0.06	0.18
Third quarter	0.06	0.25
Fourth quarter	0.05	0.15
The last reported sale price of the common stock on May 31, 2006 on the Pink Sheets was $0.14. As of May 31, 2006, there were 2,581 holders of record of the Company’s outstanding common stock.
Dividend policy and restrictions
Since the Company’s formation in April 1993, the Company has never paid any cash dividends. The Company is currently prohibited from paying dividends to shareholders by both the U.S. Bankruptcy Code and the DIP Financing Agreement.
Equity Repurchases
The Company did not repurchase any equity securities during the fourth quarter of 2005.

Item 6. Selected Financial Data.
The following table sets forth the Company’s summary historical consolidated financial data for each of the years in the five-year period ended December 31, 2005, which were derived from the Company’s consolidated financial statements. The information for the year ended December 31, 2004 has been restated to reflect adjustments discussed in Note 1 to the consolidated financial statements included elsewhere in this report on Form 10-K. The Company’s consolidated financial statements as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 have been audited by Deloitte & Touche LLP, independent registered public accounting firm. The consolidated financial statements as of December 31, 2005 and 2004 and for each of the years in the three-year period ended December 31, 2005 and the Report of Independent Registered Public Accounting Firm thereon are included elsewhere in this report. The consolidated financial statements as of December 31, 2003, 2002, and 2001, and for the years ended December 31, 2002 and 2001 are not included herein. This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements, included elsewhere in this report.

	Years Ended December 31,
	2005 (1)	2004	2003	2002	2001
		(as restated)	(in thousands)
		(9)
Statement of Operations Data:

Revenues	$3,283,653	$3,178,724	$2,815,749	$2,754,464	$2,467,433
Cost of sales	3,102,853	2,953,041	2,560,689	2,456,380	2,190,248
Selling, general and administrative expenses	149,723	145,217	155,500	143,822	139,203
Amortization expense (2)	—	—	—	—	24,804
Restructuring and asset impairment charges, net	129,591	(713)	157,532	61,125	383,739
Other income	(7,748)	—	—	—	—
Goodwill impairment charge (8)	—	337,230	—	—	—
Operating income (loss)	(90,766)	(256,051)	(57,972)	93,137	(270,561)
Interest expense, net (3)	103,037	141,978	92,747	70,267	73,765
Chapter 11 and related reorganization items	167,438	—	—	—	—
Unrealized gain on derivative	—	(3,860)	—	—	—
Provision (benefit) for income taxes (8)	16,438	174,798	(50,811)	7,636	(73,312)
Income (loss) before cumulative effect of change in accounting principle (2) (4)	(365,520)	(551,619)	(124,675)	15,180	(267,524)
Net (loss)	(373,372)	(551,619)	(124,675)	(97,606)	(267,524)
Basic earnings (loss) per share before cumulative effect of change in accounting principle	$(6.24)	$(9.50)	$(2.20)	$0.26	$(5.87)
Diluted earnings (loss) per share before cumulative effect of change in accounting principle	$(6.24)	$(9.50)	$(2.20)	$0.26	$(5.87)
Basic earnings (loss) per share	$(6.37)	$(9.50)	$(2.20)	$(1.70)	$(5.87)
Diluted earnings (loss) per share	$(6.37)	$(9.50)	$(2.20)	$(1.70)	$(5.87)

	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2005 (1)	2004	2003	2002	2001
		(as restated)
		(9)
Balance Sheet Data:

Working capital (deficit)	$38,091	$(278,432)	$(366,904)	$(305,466)	$(379,785)

Total assets	2,291,226	2,563,338	2,846,409	2,557,885	2,533,436
Current liabilities not subject to compromise	699,819	1,057,536	1,105,601	822,647	819,955
Liabilities subject to compromise	1,284,217	—	—	—	—
Long-term debt and capital leases, net (5)	669,131	1,398,108	1,103,657	764,935	805,688
Other long-term obligations (6)	125,682	214,782	223,641	199,477	201,635
Mandatorily redeemable trust convertible preferred securities (7)	—	—	—	258,750	258,750
Stockholders’ investment (deficit)	(487,623)	(107,088)	413,510	512,076	447,408

(1)	On February 2, 2005, Tower Automotive, Inc. and 25 of its U.S. Subsidiaries filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

(2)	The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” relating to the accounting for goodwill and other intangible assets as of January 1, 2002. Utilizing a combination of valuation techniques including the discounted cash flow approach and the market multiple approach, a transitional impairment loss of $112.8 million was recorded in the first quarter of 2002 as a cumulative effect of change in accounting principle.

(3)	Effective February 2, 2005, the Company ceased recognizing interest expense on debt included in liabilities subject to compromise.

(4)	In accordance with Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, effective December 31, 2005, the Company recognized an after tax transition charge of $7.9 million, reflecting the cumulative effect of an accounting change related to asset retirement obligations.

(5)	Long-term debt and capital leases, net as of December 31, 2005 excludes $819 million of debt classified as subject to compromise in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), as a result of the Company’s bankruptcy filing.

(6)	Other long-term obligations as of December 31, 2005 excludes $3.4 million of obligations classified as subject to compromise in accordance with SOP 90-7 as a result of the Company’s bankruptcy filing.

(7)	Includes $258.8 million due to Tower Automotive Capital Trust, or “Trust.” In June 1998, the Trust sold $258.8 million in aggregate liquidation preference of 6 3/4% Trust Convertible Preferred Securities (the “Trust Preferred Securities”). The sole assets of the Trust are approximately $266.8 million in aggregate principal amount of the Issuer’s 6 3/4% convertible subordinated debentures due June 30, 2018, such amount being the sum of the stated liquidation preference of the Trust Preferred Securities and the capital contributed by the Issuer in exchange for the common securities of the Trust. During the third quarter of 2003, the Company elected to adopt the current provisions of FASB Interpretation Number (FIN) 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 as it relates to the Trust Preferred Securities, prior to the required effective date. Under FIN 46, the Trust, which was previously consolidated by the Company, is no longer consolidated. As a result, Tower Automotive no longer presents the Trust Preferred Securities as mezzanine financing, but instead records a debt obligation for the proceeds, which are owed to the Trust by the Company. Interest was recorded at 6 3/4% on the amount owed by the Issuer to the Trust, which is equal to the amount that was previously presented as minority interest (net of tax) for the amounts paid on the Trust Preferred Securities. Interest expense increased by $8.8 million in each of 2003 (representing six months of interest) and by $8.8 million for the six months ended June 30, 2004 related to this reclassification. Pursuant to the guidance in FIN 46, the Issuer has not reclassified the presentation in prior periods. The $258.8 million of debt associated with the Trust Preferred Securities is classified in “Liabilities Subject to Compromise” on the Company’s Consolidated Balance Sheet at December 31, 2005.

(8)	During 2004, the Company recorded an impairment charge of $337.2 million to write off the goodwill associated with its North American segment. In addition, the Company recorded a valuation allowance of $148.4 million to fully reserve for its U.S. Federal and state deferred tax asset.

(9)	As discussed in Note 1 to the financial statements, the accompanying 2004 consolidated financial statements have been restated.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Tower Automotive, Inc. (“the Company”) produces a broad range of assemblies and modules for vehicle frames, upper body structures and suspension systems for the global automotive industry. Including 100% owned subsidiaries and investments in joint ventures, the Company has production and/or engineering facilities in the United States, Canada, Mexico, Germany, Belgium, Italy, Slovakia, Poland, France, Spain, Brazil, India, South Korea, Japan and China.
Since February 2, 2005, Tower Automotive, Inc. and 25 of its U.S. subsidiaries (collectively, the “Debtors”) are operating under Chapter 11 of the Bankruptcy Code. The Debtors sought protection as a result of a deterioration in liquidity early in 2005. This deterioration was the result of the following factors, among others:
•	Significant capital expenditures and spending on product launch activities;

•	High interest costs

•	Declining gross margins;

•	Termination of accelerated payment programs by key customers;

•	Lower production volumes at the Company’s largest customers; and,

•	Significant raw material price increases.
Details regarding the ongoing impact of these items on the Company is included below in “Key Factors Affecting Financial Results.”
Continuation of the Company as a going concern is contingent upon, among other things, the Debtors’ ability to:
•	Restructure the Company’s North American operations;

•	Comply with the terms and conditions of the DIP financing agreement described in Note 8 to the Consolidated Financial Statements;

•	Obtain confirmation of a plan of reorganization under the Bankruptcy Code;

•	Reduce unsustainable debt and simplify the Company’s complex and restrictive capital structure through the bankruptcy process; and,

•	Obtain financing sources to meet the Company’s future obligations.
Details regarding the Company’s plans to restructure its North American operations is included in “Restructuring and Asset Impairments.” These matters raise substantial doubt regarding the Company’s ability to continue as a going concern. See Notes 1, 2 and 8 to the accompanying Consolidated Financial Statements for additional information.
Key Factors Affecting Financial Results
The Company’s results of operations, financial position and cash flows are impacted by various external and internal factors. The following are the factors which have historically had a significant impact on the Company and which the Company believes will continue to have a significant impact in the future.
Capital Expenditures
The Company is awarded new business two to five years prior to the launch of the program. During this time, the Company invests significant resources in: product design; dies and tooling, design, testing and fabrication; and design, testing, purchase and installation of the machinery and equipment necessary to manufacture the related products. These activities all require significant liquidity availability prior to generating any revenue from the program.
Program launch execution
The Company’s operating costs are higher during a product launch period relative to when the vehicle has reached normal production volumes. During 2004, the Company was adversely impacted by a significant amount of new product launch activity. These launches, which were significant both in terms of number and relative size, reduced gross profit significantly during 2004. However, the Company’s launch activities during 2005 decreased to a significant degree due to a number of product programs in the launch stage during 2004 going into full production. Launch costs, which are included in operating expenses, decreased during 2005, by approximately $52.7 million in comparison to 2004.
Cost reduction programs
The Company’s gross margins have been declining since 1999. High raw material and other costs, including health care, energy, and general inflation have had a negative impact on results of operations and are expected to do so for the foreseeable future. Generally, the Company’s customers require the reduction of selling prices of the Company’s products for each year during the respective lives of such product programs, generally five to seven years. The Company’s ability to improve its profit margins is directly linked to its ability to more than offset these price reductions with reduced operating costs.
To address the deterioration in operating performance, management has initiated plans to: (a) centralize and standardize processes which were previously performed on a decentralized basis, including purchasing, customer quoting and product costing, product engineering and accounting; (b) rationalize and reduce capital expenditures to more closely align capital spending with expected product returns; (c) use centralization and standardization to leverage cost improvement ideas across the Company’s operating facilities globally; (d) pursue recoveries of significant steel price increases; and, (e) a number of other cost reduction initiatives. If the Company is not successful in implementing these actions, the Company may continue to experience declining gross margins.
Global automotive production and market share
The Company’s financial results are directly impacted by automotive production. In addition, the Company’s operating results are impacted by the commercial success of the vehicles to which it is a supplier as well as the market share of the Company’s customers. The Company’s operations are geographically diverse including a significant presence in Europe and Asia. The Company has a strategic customer portfolio strategy to leverage relationships with key customers across geographic boundaries to diversify its customer base and increase penetration with existing key customers, including the “New Domestics” (Nissan, Toyota and Honda). Since 2000, the proportion of revenue from the “Detroit 3” (Ford, DaimlerChrysler and General Motors) has declined from approximately 66% of revenue in 2002 to 46% of revenue in 2005. The Company expects this trend to continue as a result of its anticipated organic growth outside the U.S. and recent awards to supply the New Domestics in the U.S.
North American vehicle production remained almost flat compared to 2004 levels. North American truck production declined by approximately 200,000 units, or 2.1%, during 2005 in comparison to 2004, while automobile production increased by 205,000 units or 3.3%, essentially offsetting each other. Among major customers of the Company, Ford Motor Company (“Ford”) cut overall production from 2004 by 225,000 units (6.2%) while General Motors Corporation (“GM”), cut overall production from 2004 by 381,000 units (7.5%). The declines were primarily due to losses in market share to the New Domestic automakers. From 2004 to 2005, the New Domestics increased their market share by 11.2%, while the Detroit 3 lost 4.3% of market share. This trend is expected to continue in 2006. Production is also expected to remain flat compared to 2005 levels. In addition, relatively high fuel prices are expected to continue to have an adverse impact on North American truck production. The Company’s high concentration of revenues associated with large vehicle platforms exposes the Company to a significant adverse impact from reductions in OEM production levels of these vehicles.
Raw material prices
The Company’s products are manufactured utilizing steel and various purchased steel assemblies. A byproduct of the production process is scrap steel, which is sold. The price of steel increased significantly in 2004 compared to historical periods due to a shortage of certain raw materials necessary to produce steel, and to increased global demand, primarily in China. The Company purchases a substantial portion of its steel from its customers through customers’ repurchase programs. The purchases through customers’ repurchase programs have somewhat mitigated the severity of price increases associated with the procurement of steel. In addition, scrap steel sales prices increased in 2004, which somewhat mitigated the increase in steel purchase prices. The remainder of the Company’s steel purchasing requirements is met through contracts with steel producers and market purchases. Prices associated with such purchases increased rapidly in 2004. The Company’s agreements with its customers generally do not permit the Company to increase selling prices for increases in prices of raw material inputs.

During 2005, steel prices declined relative to 2004 levels, but still remain high relative to historical levels. However, the price for scrap steel declined more significantly than steel. The adverse impact of higher steel prices and lower recovery for scrap steel are expected to continue in 2006. Higher average steel prices during the year ended December 31, 2005, reduced gross profit by $53.7 million in comparison to the comparable period in 2004. In addition, lower recovery from sales of scrap steel reduced gross profit by $5.6 million during the year ended December 31, 2005. The Company is pursuing several initiatives to mitigate the impact of such raw material price increases on its results of operations. Such initiatives include moving more steel purchases to customer repurchase programs, pursuing selling price increases from customers and reducing other operating costs, among other initiatives. The Company can provide no assurances that such initiatives will be successful. However, during the year ended December 31, 2005, the Company realized approximately $50.1 million more in steel price recoveries from certain customers in comparison to 2004.
Other inflationary factors
For a more detailed description of other factors that have had, or may in the future have, a significant impact on the Company’s business, please refer to “Forward Looking Statements,” “Market Risks” and “Opportunities” contained in this Management’s Discussion and Analysis for insight on opportunities, challenges and risks, such as those presented by known material trends and uncertainties, on which the Company’s management is most focused for both the short term and long term, as well as the actions management is taking to address these opportunities, challenges and risks.
Critical Accounting Policies
The Company’s discussion and analysis of its financial condition and results of operations is based upon its consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect amounts reported in those statements. The Company has made its best estimates of certain amounts contained in these consolidated financial statements. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. However, application of the Company’s accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. Management believes that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest impact on the Company’s consolidated financial statements.
Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Generally matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, unsettled pricing discussions with customers and suppliers, pension and other postretirement benefit plan assumptions, restructuring reserves, self-insurance accruals, asset valuation reserves and accruals related to environmental remediation costs, asset retirement obligations and income taxes. Actual results may be materially different than estimates recorded in the consolidated financial statements.
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
Revenue Recognition — The Company recognizes revenue as its products are shipped to its customers at which time title and risk of loss passes to the customer. The Company participates in certain customers’ steel repurchase programs. Under these programs, the Company purchases steel directly from a customer’s designated steel supplier for use in manufacturing products for such customer. The Company takes delivery and title to such steel and bears risk of loss and obsolescence. The Company invoices its customers based upon annually negotiated selling prices, which include a component for steel under such repurchase programs. For sales for which the Company participates in a customer’s steel repurchase program, revenue is recognized on the entire amount of such sale, including the component for purchases under that customer’s steel repurchase program. The Company is generally asked to provide annual price reductions by its customers. The Company accrues for such amounts as a reduction of revenue as products are shipped. The Company records adjustments to those accruals in the period in which the pricing is finalized with the customer or if it becomes probable and estimable that pricing negotiated with customers will vary from previous assumptions.
The Company enters into agreements to produce products for its customers at the beginning of a given vehicle program term. Once such agreements are entered into by the Company, fulfillment of the customers’ purchasing requirements is the obligation of the Company for the entire production periods of the vehicle programs, which range from three to ten years, and the Company has no provisions to terminate such contracts. In certain instances, the Company may be committed under existing agreements to supply product to its customers at selling prices which are not sufficient to cover the variable cost to produce such product. In such situations, the Company records a liability for the estimated future amount of such losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and is recorded at the minimum amount necessary to fulfill the Company’s obligations to its customers. Losses are recognized at discounted amounts, which are estimated based upon information available at the time of the estimate, including future production volume estimates, term of the program, selling price and production cost information.
Goodwill — The Company tests goodwill for impairment at least annually and when conditions indicate that impairment may exist. The Company utilizes a third party specialist to perform these tests. A combination of valuation techniques including the discounted cash flow approach and the market multiple approach is utilized. The data utilized by the specialist is subject to significant judgment and assumptions. Estimates of future cash flows are based on internal plans based on recent sales data, independent automotive production volume estimates as well as other assumptions related to the Company’s future cost structure. Future events or changes in business circumstances may result in actual results which are materially different than the information utilized for the impairment test. If changes occur, a significant charge may be required in the Company’s Statement of Operations. In the fourth quarter of 2004, the Company recognized a goodwill impairment charge of $337.2 million in the North American operating unit. This charge was precipitated by declining estimates of forecasted results and cash flows given current economic and market conditions within the automotive supplier industry. The Company recognized no impairment charges for the year ended December 31, 2005.
Income Taxes — The Company makes estimates of the amounts to recognize for income taxes in each tax jurisdiction in which the Company operates. This process incorporates an assessment of current taxes payable and/or receivable with temporary differences between the tax bases of assets and liabilities and the corresponding reported amounts in the financial statements. These differences result in deferred tax assets and deferred tax liabilities included in the Company’s Consolidated Balance Sheets. The Company is required to estimate whether recoverability of its deferred tax assets are more likely than not based on forecasts of taxable earnings in each tax jurisdiction. As disclosed in Note 9 to the Consolidated Financial Statements, a large portion of the Company’s deferred tax assets are comprised of net operating loss carryforwards and tax credits. The Company uses historical and projected future operating results, including a review of the eligible carryforward period, tax planning opportunities and other relevant considerations in determining recoverability. Due to the significant judgment involved in determining whether deferred tax assets will be realized, the ultimate resolution of these items may be materially different from the previously estimated outcome. As of December 31, 2005, valuation allowances have been established for all U.S. Federal and state deferred tax assets of the Company. The Company has restated its December 31, 2004, consolidated financial statements to correct certain errors in accounting for income taxes (see Note 1 to the consolidated financial statements).
Impairment and Depreciation of Long-Lived Assets — The Company’s long-lived assets are reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. An impairment loss is recognized when the carrying value of the long-lived assets exceeds its fair value based upon undiscounted future cash flows generated by the asset. Significant judgments and estimates used by management when evaluating long-lived assets for impairment include:
•	Program product volumes and remaining production life for parts produced on the assets being reviewed

•	Product pricing over the remaining life of the parts including an estimation of future customer price reductions which may be agreed

•	Product cost information including an assessment of the success of the Company’s cost reduction activities

•	Assessments of future alternative application of specific long-lived assets based on awarded programs

In addition, the Company follows its established accounting policy for estimated useful lives of long-lived assets. This policy is based upon significant judgments and estimates as well as historical experience. Actual future experience with those assets may indicate different useful lives resulting in a significant impact on depreciation expense.
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
Pension and other post retirement costs are calculated based on a number of actuarial assumptions, most notably the discount rates used in the calculation of the Company’s pension benefit obligations of 5.50%, 5.50% and 5.95% and the discount rates used in the calculation of the Company’s post-retirement benefit obligations of 5.25%, 5.00% and 5.95% as of the Company’s September 30 measurement date in 2005, 2004 and 2003, respectively. The discount rates used by the Company are developed based on a hypothetical portfolio of high quality instruments with maturities that mirror the timing and amounts of future benefits.
The expected rate of return on pension plan assets under SFAS 87 of 7.25% and 8.50%, respectively, as of December 31, 2005 and 2004 represents the Company’s expected long-term rate of return on plan assets. The rate of return assumptions selected by the Company reflect the Company’s estimate of the average rate of earnings expected on the funds invested or to be invested in order to provide for future participant benefits to be paid out over time. As part of this estimate, the Company reviewed the existing allocation of invested assets against expectations about future performance of similar asset allocations. Future expectations were obtained from readily available public sources, such as Morningstar®. Expected future returns were adjusted for expectations regarding future investment and other expenses.
Results of Operations
The following management discussion and analysis gives effect to the restatement discussed in Note 1 to the Consolidated Financial Statements.
Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004
Revenues. Revenues increased by $104.9 million, or 3.3%, during 2005 to $3.3 billion from $3.2 billion during 2004. Pricing and favorable foreign exchange effects increased revenues by $9.7 million and $58.3 million, respectively. In addition, steel price recoveries from certain customers exceeded net selling price reductions by $50.1 million. These positive impacts were partially offset by an unfavorable volume/ product mix effect of $13.2 million.
Gross Profit and Gross Margin. Gross margin for 2005 was 5.5% compared to 7.1% for 2004. Gross profit decreased by $44.9 million, or 19.9%, to $180.8 million during 2005 compared to $225.7 million during 2004. The decrease in gross profit resulted primarily from the negative impacts of volume/product mix, steel costs and other economic factors (i.e. higher health care expenses, higher energy costs, general labor rate increases), operating inefficiencies and other miscellaneous items (i.e. asset write offs, inefficiencies associated with plant closings) of $17.8 million, $96.1 million, $20.3 million and $21.0 million, respectively. These negative impacts were partially offset by a significant decline in launch costs, foreign exchange effects, favorable pricing and steel price recoveries from certain customers exceeding net selling price reductions in the amounts of $46.1 million, $4.4 million, $9.7 million and $50.1 million, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.5 million, or 3.1%, to $149.7 million during 2005 from $145.2 million for 2004. Selling, general and administrative expenses represented 4.6% of revenues during both 2005 and 2004. The $4.5 million increase resulted from foreign exchange impacts, general economic factors and other items of $6.9 million, $7.8 million and $1.4 million, respectively. This impact was partially offset by operating efficiencies and cost reductions of $11.6 million.

Other Income. Other income for the year ended December 31, 2005 represents the gain on the settlement of a dispute between the Company and a vendor.
Interest Expense Net of Interest Income. Interest expense, net of interest income, decreased by $38.9 million, or 27.4%, to $103.0 million in 2005 compared to $142.0 million in 2004. The decline was attributable to: (i) $65.0 million related to debt that has been classified as subject to compromise for which no interest is being accrued effective February 2, 2005; (ii) $6.3 million related to interest savings associated with the repayment of 5.0% convertible subordinated notes in May 2004; (iii) interest savings of $4.4 million in association with an interest rate swap contract; and (iv) $5.5 million related to other decreases. These declines were partially offset by: (i) increased interest of $18.8 million related to the Company’s DIP financing facilities; (ii) $7.2 million related to a decrease in capitalized interest during 2005; (iii) higher expenses of $14.9 million in relation to the amortization of deferred financing costs; and (v) $1.4 million of other increases. In accordance with SOP 90-7, “Reorganization Under the Bankruptcy Code,” interest expense during the Company’s bankruptcy has been recognized only to the extent that it will be paid during the Company’s bankruptcy proceedings or that it is probable that it will be an allowed priority, secured or unsecured claim. Interest expense recognized by the Company is lower than the Company’s stated contractual interest for the year ended December 31, 2005 by $72.4 million.
Chapter 11 and Related Reorganization Items. During the year ended December 31, 2005, Chapter 11 and related reorganization expenses were $167.4 million. These expenses primarily related to professional fees and lease rejection costs associated with the Company’s bankruptcy proceedings. See Note 2 to the Consolidated Financial Statements.
Provision for Income Taxes. The Company recognized provisions for income taxes of $16.4 million and $174.8 million, respectively, in 2005 and 2004 despite pre-tax losses. The provision for income taxes in 2005 resulted from earnings on the Company’s non-US operations and not recognizing the tax benefit of U.S. losses.
Equity in Earnings of Joint Ventures. Equity earnings of joint ventures, net of tax, increased by $3.8 million, or 28.3%, from $13.4 million during 2004 to $17.2 million during 2005. The increase resulted from increased earnings of Metalsa. This increase was partially offset by the elimination of equity earnings from the Company’s ownership interest in Yorozu Corporation, which was sold in March 2004. Equity earnings from Metalsa increased by $5.2 million, while the partial offset attributable to Yorozu was $1.4 million.
Minority Interest. Minority interest, net of tax, decreased by $0.8 million, or 13.2%, to $5.0 million during 2005 from $5.8 million during 2004. The decrease resulted from lower earnings at the Company’s joint venture in China, Tower Golden Ring, of $1.9 million. The effect of this decrease was partially offset by a $1.1 million increase in earnings in the Company’s other subsidiaries in which a minority interest is held.
Cumulative Effect of Accounting Change, Net of Tax. Effective December 31, 2005, the Company recognized a transition charge of $7.9 million in relation to the adoption of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”
Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003
Revenues. Revenues for 2004 increased by $363.0 million, or 12.9%, to $3.18 billion from $2.82 billion during 2003. Higher volume and favorable product mix increased revenues by $275.1 million while foreign exchange effects increased revenues by $70.2 million. In addition, revenues were increased by steel price recoveries from certain foreign customers exceeding net selling price reductions by $17.7 million.
Gross Profit and Gross Margin. Gross margin was 7.1% in 2004 compared to 9.0% for 2003. Gross profit declined by $29.4 million, or 11.5%, to $225.7 million during 2004 compared to $255.1 million during 2003. The decreases in gross margin and gross profit were primarily attributable to increased costs associated with the Company’s product launch activities of $14.2 million and higher operating expenses of $71.9 million, which includes the effects of higher material costs, primarily steel ($46.1 million), higher health care expenses ($10.4 million) and general adverse economic factors (i.e. general labor rate increases, higher energy costs, etc.) impacting the Company ($15.4 million). In addition, the Company recognized $3.6 million in property, plant and equipment write offs and $12.7 million of additional expenses associated with insurance accruals and certain leases. These declines were partially offset by operating efficiencies of $4.8 million, favorable foreign currency effects of $6.0 million, volume and product mix effects of $44.5 million and steel price recoveries from certain foreign customers exceeding net selling price reductions by $17.7 million.
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
Unrealized Gain on Derivative. The Company recognized an unrealized gain on derivative of $3.9 million during 2004. The embedded conversion option associated with the 5.75% Convertible Debentures, issued in May 2004, was required to be bifurcated from the host debt contract. This bifurcated derivative was being marked to market during the period of May 24, 2004 through September 19, 2004. On September 20, 2004, the Company’s stockholders approved the issuance of the Convertible Debentures and the associated shares of common stock, thereby, eliminating the characterization of the embedded conversion option as a derivative and no longer requiring mark to market adjustments. See Note 9 to Consolidated Financial Statements.
Provision (Benefit) for Income Taxes. The Company recognized a provision for income taxes of $174.8 million for 2004 compared to the recognition of a benefit for income taxes of $50.8 million in 2003. The provision for income taxes, despite a pre tax loss, resulted primarily from an increase to the Company’s valuation allowance associated with the Company’s deferred tax assets of $227.5 million, the recognition of foreign income taxes in the approximate amount of $7.9 million and $70.7 million relating to a certain portion of the goodwill impairment charge not being deductible for tax return purposes. The above- mentioned amounts were partially offset by the benefit related to the statutory tax rate applied to the Company’s pre tax loss resulting in a tax benefit of $137.9 million. The effect of other permanent differences resulted in $6.7 million of tax provision.
Write-Down of Joint Venture Investment to Market Value. The Company’s results of operations for 2003 were adversely affected by an impairment charge of $27.4 million in relation to the Company’s investment in Yorozu.
Equity in Earnings of Joint Ventures. Equity in earnings of joint ventures increased by $0.1 million in 2004 to $13.4 million in 2004 from $13.3 million during 2003. The increase primarily resulted from the Company’s share of earnings from its joint venture interest in Metalsa in the amount of $4.3 million more than offsetting a decline in the Company’s share of earnings from its joint venture interest in Yorozu in the amount of $4.2 million. The Company sold its investment in Yorozu in March 2004. See Note 7 to the Consolidated Financial Statements.
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
Gain on Sale of Joint Venture, Net of Tax. The gain on sale of joint venture of $9.7 million for 2004 represents the Company’s sale of its 30.76% ownership interest in Yorozu. See Note 6 to the Consolidated Financial Statements.
RESTRUCTURING AND ASSET IMPAIRMENT
The Company has executed various restructuring plans and may execute additional plans in the future to respond to its bankruptcy proceedings, customer sourcing decisions, realignment of manufacturing capacity to prevailing global automotive production and to improve the utilization of remaining facilities. Estimates of restructuring charges are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established reserves. The Company’s accounting policies, which are consistent with accounting principles generally accepted in the United States, define whether costs are included in restructuring and asset impairment charges or in other captions in the statement of operations. Generally, costs directly associated with exit, consolidation or disposal activities are included in restructuring and asset impairments charges. In addition, asset impairment charges recorded based on the Company’s accounting policies governing recovery of long-lived assets are included in restructuring and asset impairment charges in the statement of operations, regardless of whether such impairment charges are directly related to a restructuring action. A summary of costs and where they are included in the statement of operations follows.

Cost Type		Caption in the Statement of Operations
1.	Employee severance and termination costs related to disposal, exit or consolidation activities	1.	Restructuring and asset impairment charges

2.	Impairment charges related to disposal, exit or consolidation activities	2.	Restructuring and asset impairment charges

3.	Costs associated with maintaining closed facilities prior to disposition	3.	Restructuring and asset impairment charges

4.	Impairment charges not related to specific disposal, exit or consolidation activities	4.	Restructuring and asset impairment charges

5.	Estimated damages associated with rejected contracts	5.	Chapter 11 and related reorganization items

6.	Gains or losses on disposal of previously impaired assets	6.	Restructuring and asset impairment charges

7.	Gains or losses on disposal of excess assets directly related to a disposal, exit or consolidation activities	7.	Restructuring and asset impairment charges

8.	Gains or losses on disposal of assets in the ordinary course of business.	8.	Cost of goods sold or Selling, General and Administrative Expense

9.	Cost to relocate colleagues and equipment associated with disposal, exit or consolidation activities	9.	Restructuring and asset impairment charges

10.	Cost to train employees related to disposal, exit or consolidation activities	10.	Cost of goods sold

11.	Cost to launch programs re-located as a result of disposal, exit or consolidation activities	11.	Cost of goods sold
During the year ended December 31, 2005, the Company recognized restructuring and asset impairment charges, net of $129.6 million. During the year ended December 31, 2004, restructuring and asset impairment charges, net reflected a reversal of a pension curtailment loss in the amount of $6.3 million, which more than offset restructuring and asset impairment charges of $5.6 million. Details of each significant restructuring action taken by the Company during 2005, 2004 and 2003 are contained in Note 7 to the Consolidated Financial Statements.
LIQUIDITY AND CAPITAL RESOURCES
The following discussion gives effect to the restatement discussed in Note 1 to the Consolidated Financial Statements.

During 2005, the Company’s cash requirements were met through operations and borrowings under available credit facilities. At December 31, 2005, the Company had available liquidity in the amount of $242.7 million, which consisted of $65.8 million of cash on hand and $176.9 million available for borrowing under facilities which expire upon the earlier of the Company’s emergence from bankruptcy or in February 2007.
Net cash utilized by operating activities was $59.9 million during 2005 compared to net cash provided of $34.8 million during 2004. The amount utilized in 2005 primarily resulted from an increase in accounts receivable of $91.0 million and a decrease in accounts payable and accrued liabilities of $120.2 million. These utilization amounts were partially offset by proceeds of a receivables securitization, a decline in inventories and net provisions of cash from other operating accounts of $74.0 million, $35.6 million and $41.7 million, respectively.
Net cash utilized in investing activities was $152.6 million during 2005 compared to net cash utilized of $140.6 million in 2004. The utilization for 2005 resulted entirely from cash disbursed for purchases of property, plant and equipment.
Net cash provided by financing activities was $129.3 million during 2005 compared to $94.0 million in 2004. During 2005, borrowings related to the DIP facility more than offset repayments by $573.9 million. The effect of this provision of cash was partially offset by $444.6 million in repayments of the Company’s non-DIP debt exceeding borrowings associated with that debt.
At December 31, 2005, the Company’s balance sheet reflected working capital of $38.1 million. In addition, the Company classified approximately $1.3 billion of contractual liabilities as liabilities subject to compromise.
The Company’s business has significant liquidity requirements. In the “Key Factors Affecting Financial Results” section beginning on page 22 is a summary of the factors inherent in the Company’s business which have significant impacts on the Company’s liquidity and results of operations. In addition, a summary of the liquidity factors which forced the Company to seek Chapter 11 bankruptcy protection is included as well as the Company’s plans regarding these matters related to improving liquidity and operating results.
Certain foreign subsidiaries of the Company are subject to restrictions on their ability to dividend or otherwise distribute cash to the Company because they are subject to financing arrangements that restrict them from paying dividends.
Capital expenditures for 2006 are expected to be between $150-$160 million.
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

DIP Financing
In conjunction with its Chapter 11 filing, the Debtors entered into a DIP Financing Agreement in February 2005. The DIP Agreement provides for $725 million of debtor-in-possession financing, comprised of a revolving credit and letter of credit facility in an aggregate principal amount not to exceed $300 million and a term loan in the aggregate principal amount of $425 million. Additional details regarding the terms and covenants of the DIP Financing Agreement are included in Note 8 to the Consolidated Financial Statements. The proceeds of the term loan have been used to payoff the Company’s outstanding balance of $425 million associated with its pre-petition credit agreement. The Company believes that the existing DIP Agreement along with cash generated from operations are adequate to provide for its future liquidity needs through the Debtors’ Chapter 11 bankruptcy.
Back-Stop Agreement
The Debtors have entered into a Back-Stop Agreement with a finance company (“Finance Company”). Under the Back-Stop Agreement, the Finance Company agreed to take by assignment any second lien holder’s rights and obligations as a second lien holder in association with second lien letters of credit under the Credit Agreements in an aggregate amount not to exceed $155 million.
At December 31, 2005, issuances of second lien letters of credit amounted to $109.4 million. Draws were made against the second lien letters of credit in the amount of $41.0 million as of December 31, 2005.
Off Balance Sheet Arrangements
See Notes 4, 11 and 14 to the Consolidated Financial Statements for descriptions of the Company’s accounts receivable securitization facility, post retirement plans and operating leases, respectively.
Contractual Obligations and Commercial Commitments
The Company’s contractual obligations and commercial commitments not subject to compromise as of December 31, 2005 are summarized below (in thousands). Payments associated with liabilities subject to compromise have been excluded from the table below, as the Company cannot accurately forecast the future level or timing of payments given the inherent uncertainties associated with the ongoing Chapter 11 process. See Note 2 to the accompanying consolidated financial statements for further disclosure concerning liabilities subject to compromise.

	Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 Year	1- 3 Years	4- 5 Years	5 Years
Long-term debt	$254,671	$148,486	$55,904	$6,516	$43,765
Cash interest payments	51,000	51,000	—	—	—
DIP financing	531,000	—	531,000	—	—
Pension contributions	30,400	30,400	—	—	—
Capital and tooling purchase obligations	157,600	157,600	—	—	—
Capital lease obligation	45,429	7,775	18,870	2,281	16,503
Operating leases	230,993	38,435	99,205	21,788	71,565

Total contractual obligations at December 31, 2005	$1,301,093	$433,696	$704,979	$30,585	$131,833

The Company’s purchase orders for inventory are “requirements” based, which do not require the Company to purchase minimum quantities. The Company’s commercial commitments included up to $155.0 million of standby letters of credit of which $109.4 million were issued as of December 31, 2005. Draws pertaining to these letters of credit amounted to $41.0 million at December 31, 2005.

Stock Options
The Company accounted for stock options granted to employees in accordance with APB 25, “Accounting for Stock Issued to Employees” until January 1, 2006, when SFAS 123 (R), “Share Based Payment” becomes effective. See Note 3 to the Consolidated Financial Statements.
On September 20, 2005, the Company fully vested the entire unvested portion of its outstanding stock options. The Company accelerated the vesting of these options because it is the Company’s opinion that expensing the remaining unvested portion of the options in accordance with SFAS 123(R) does not represent the economic cost to the Company given the Company’s Chapter 11 status.
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
At December 31, 2005, the Company had total debt not subject to compromise in the bankruptcy proceedings of $821 million. The debt is composed of fixed rate debt of $96 million (11.7%) and floating rate debt of $725 million (88.3%). The pre-tax earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt not subject to compromise would be approximately $7.25 million, holding other variables constant. A one-percentage point increase in interest rates would not materially impact the fair value of the fixed rate debt not subject to compromise.
A portion of the Company’s revenues is derived from manufacturing operations in Europe, Asia and South America. The results of operations and financial position of the Company’s foreign operations are principally measured in their respective currency and translated into U.S. dollars. The effects of foreign currency fluctuations in Europe, Asia and South America are somewhat mitigated by the fact that expenses are generally incurred in the same currency in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.
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
OPPORTUNITIES
The Company’s operations are geographically diverse including a significant presence in Europe, South America, and Asia. The Company has a strategic customer portfolio strategy to leverage relationships with key customers across geographic boundaries to diversify its customer base and increase penetration with existing key customers, including the “New Domestics” (Nissan, Toyota and Honda). Since 2002, the proportion of revenue from the North American based operations of the “Detroit 3” (Ford, DaimlerChrysler and General Motors) has declined from approximately 66% of revenue to 46% of revenue in 2005. The Company expects this trend to continue as a result of its anticipated organic growth outside the U.S. and recent awards to supply the New Domestics in the U.S.

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
Novi, Michigan
We have audited the accompanying consolidated balance sheets of Tower Automotive, Inc. and Subsidiaries (Debtor-in-Possession) (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ investment (deficit) and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Metalsa S. de R.L. and subsidiaries (“Metalsa”), the Company’s investment in which is accounted for by the use of the equity method. The Company’s equity of $227,136,000 and $210,425,313 in Metalsa’s net assets at December 31, 2005 and 2004, respectively, and of $17,626,400, $13,833,200 and $6,318,000 in that company’s net income for each of the three years in the period ended December 31, 2005 are included in the accompanying financial statements. The consolidated financial statements of Metalsa were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Metalsa, is based solely on the report of such other auditors.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. As of December 31, 2005, the Company has determined that it is not required to have nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Tower Automotive, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the financial statements, the accompanying 2004 consolidated financial statements have been restated.
As discussed in Note 1 to the financial statements, effective December 31, 2005 the Company changed its method of accounting for conditional asset retirement obligations to conform with Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.”
As discussed in Notes 1 and 2 to the financial statements, Tower Automotive, Inc. and certain subsidiaries have filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 2, the Company’s recurring losses from operations, negative working capital, a significant amount of indebtedness and stockholders’ deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are discussed in Note 1. It is not certain that management’s plan of emergence from bankruptcy will ultimately be approved or consummated. Should management’s plan not be approved or consummated, there is uncertainty as to the Company’s emergence from bankruptcy. The uncertainty raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.
DELOITTE & TOUCHE LLP
Detroit, Michigan
June 26, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Managers
Metalsa, S. de R.L.:
We have audited the accompanying consolidated balance sheets of Metalsa, S. de R.L. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, comprehensive income, and cash flows for each of the three-year period ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metalsa, S. de R.L. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the three-years period ended, in conformity with U.S. generally accepted accounting principles.
KPMG Cardenas Dosal, S.C.
S/ Jaime Garcia Gareiatorres
Jaime Garcia Gareiatorres
Monterrey, N.L., Mexico
March 17, 2006

TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except for per share amounts)

	December 31,
	2005	2004
		(as restated, see Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$65,791	$149,101
Accounts receivable	363,040	346,031
Inventories	123,433	159,034
Prepaid tooling and other	185,646	124,938

Total current assets	737,910	779,104

Property, plant and equipment, net	1,038,794	1,205,640
Investments in joint ventures	228,634	227,740
Goodwill	153,037	174,563
Other assets, net	132,851	176,291

	$2,291,226	$2,563,338

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities, not subject to compromise:
Current maturities of long-term debt and capital lease obligations	$151,755	$133,156
Accounts payable	378,816	638,118
Accrued liabilities	169,248	286,262

Total current liabilities	699,819	1,057,536

Liabilities subject to compromise	1,284,217	—

Non-current liabilities, not subject to compromise:
Long-term debt, net of current maturities	107,823	1,239,562
Debtor-in-possession borrowings	531,000	—
Convertible senior debentures	—	121,723
Obligations under capital leases, net of current maturities	30,308	36,823
Other noncurrent liabilities	125,682	214,782

Total noncurrent liabilities	794,813	1,612,890

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, par value $1; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $.01; 200,000 shares authorized; 66,627 issued and 58,529 outstanding in 2005; 66,579 issued and 58,481 outstanding in 2004	666	666
Additional paid-in capital	681,102	681,084
Retained deficit	(1,106,840)	(733,468)
Deferred compensation plans	(6,798)	(7,636)
Accumulated other comprehensive income (loss)	(6,429)	1,590
Treasury stock, at cost: 8,098 shares in 2005 and 2004	(49,324)	(49,324)

Total stockholders’ deficit	(487,623)	(107,088)

	$2,291,226	$2,563,338

The accompanying notes are an integral part of these consolidated financial statements.

TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)

	Years Ended December 31,
	2005	2004	2003
	(as restated, see Note 1)
Revenues	$3,283,653	$3,178,724	$2,815,749
Cost of sales	3,102,853	2,953,041	2,560,689

Gross profit	180,800	225,683	255,060
Selling, general and administrative expenses	149,723	145,217	155,500
Restructuring and asset impairment charges, net	129,591	(713)	157,532
Other income	(7,748)	—	—
Goodwill impairment charges	—	337,230	—

Operating loss	(90,766)	(256,051)	(57,972)
Interest expense (Contractual interest of $175,404 in 2005)	104,513	143,745	95,222
Interest income	(1,476)	(1,767)	(2,475)
Unrealized gain on derivative	—	(3,860)	—
Chapter 11 and related reorganization items	167,438	—	—

Loss before provision for income taxes, equity in earnings of joint ventures and minority interest	(361,241)	(394,169)	(150,719)
Provision (benefit) for income taxes	16,438	174,798	(50,811)
Loss before equity in earnings of joint ventures, minority interest and gain on sale of joint venture	(377,679)	(568,967)	(99,908)
Write-down of joint venture investment to market value, net of tax	—	—	(27,436)
Equity in earnings of joint ventures, net of tax	17,153	13,370	13,298
Minority interest, net of tax	(4,994)	(5,754)	(10,629)
Gain on sale of joint venture	—	9,732	—

Income before cumulative effect of accounting change	(365,520)	(551,619)	(124,675)
Cumulative effect of accounting change, net of tax	(7,852)	—	—

Net loss	$(373,372)	$(551,619)	$(124,675)

Basic and diluted loss per share:
Loss before cumulative effect of accounting change	(6.24)	(9.50)	(2.20)
Cumulative effect of accounting change	(0.13)	—	—

Net loss	$(6.37)	$(9.50)	$(2.20)

Weighted average basic and diluted shares outstanding	58,645	58,077	56,703

The accompanying notes are an integral part of these consolidated financial statements.

TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT (DEFICIT)
(amounts in thousands, except share data)

						Accumulated
						Other			Total
			Additional	Retained	Deferred	Comprehensive			Stockholders’
	Common Stock		Paid-in	Earnings	Compensation	Income	Treasury Stock		Investment
	Shares	Amount	Capital	(Deficit)	Plans	(Loss)	Shares	Amount	(Deficit)
BALANCE, December 31, 2002	65,878,655	$659	$683,072	$(57,174)	$(10,746)	$(43,875)	(9,827,800)	$(59,860)	$512,076
Sales of stock under Employee Stock Discount Purchase Plan	252,156	2	650	—	—	—	—	—	652
Deferred Income Stock Plan deferrals	—	—	3,395	—	(3,395)	—	—	—	—
Deferred Income Stock Plan forfeitures	—	—	(199)	—	199	—	—	—	—
Deferred Income Stock Plan distributions	—	—	—	—	2,999	—	—	—	2,999
Deferred Income Stock Plan funding	—	—	(6,310)	—	—	—	1,035,874	6,310	—
Restricted stock grants earned and forfeited	—	—	—	—	1,316	—	—	—	1,316
Restricted stock grant distributions	2,920	—	—	—	18	—	—	—	18
Net loss	—	—	—	(124,675)	—	—	—	—
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	28,609	—	—
Unrealized gain on qualifying cash flow hedges, net of tax of $2,362	—	—	—	—	—	4,586	—	—
Minimum pension liability, net of tax of $6,218	—	—	—	—	—	(12,071)	—	—
Total comprehensive loss									(103,551)

Balance, December 31, 2003	66,133,731	661	680,608	(181,849)	(9,609)	(22,751)	(8,791,926)	(53,550)	413,510
Exercise of options	23,750	—	72	—	—	—	—	—	72
Sales of stock under Employee Stock Discount Purchase Plan	15,912	—	28	—	—	—	—	—	28
Deferred Income Stock Plan deferrals	—	—	636	—	(636)	—	—	—	—
Deferred Income Stock Plan forfeitures	—	—	(74)	—	74	—	—	—	—
Deferred Income Stock Plan distributions	—	—	—	—	1,524	—	—	—	1,524
Deferred profit-sharing funding	—	—	(181)	—	—	—	693,873	4,226	4,045
Restricted stock grants earned and forfeited	—	—	—	—	1,011	—	—	—	1,011
Restricted stock grant distributions	405,569	5	(5)	—	—	—	—	—	—
Net loss (as restated, see Note 1)	—	—	—	(551,619)	—	—	—	—
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	19,760	—	—
Unrealized gain on qualifying cash flow hedges (as restated, see Note 1)	—	—	—	—	—	8,020	—	—
Minimum pension liability (as restated, see Note 1)	—	—	—	—	—	(3,439)	—	—
Total comprehensive income (as restated)									(527,278)

Balance, December 31, 2004 (as restated)	66,578,962	666	681,084	(733,468)	(7,636)	1,590	(8,098,053)	(49,324)	(107,088)
Sales of stock under Employee Stock Discount Purchase Plan	27,645	—	51	—	—	—	—	—	51
Deferred Income Stock Plan forfeitures	—	—	(34)	—	34	—	—	—	—
Restricted stock grants earned and forfeited	—	—	—	—	804	—	—	—	804
Restricted stock grant distributions	20,000	—	—	—	—	—	—	—	—
Debt conversion to common stock	231	—	1	—	—	—	16	—	1
Net loss	—	—	—	(373,372)	—	—	—	—
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	(18,340)	—	—
Unrealized gain on qualifying cash flow hedges	—	—	—	—	—	217	—	—
Minimum pension liability	—	—	—	—	—	10,104	—	—
Total comprehensive income									(381,391)

Balance, December 31, 2005	66,626,838	$666	$681,102	$(1,106,840)	$(6,798)	$(6,429)	(8,098,037)	$(49,324)	$(487,623)

The accompanying notes are an integral part of these consolidated financial statements.

TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years Ended December 31,
	2005	2004	2003
		(as restated, see Note 1)
Operating Activities:
Net loss	$(373,372)	$(551,619)	$(124,675)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	7,852	—	—
Goodwill impairment charge	—	337,230	—
Chapter 11 and related reorganization expenses, net	143,139	—	—
Non-cash restructuring and asset impairment charges, net	122,651	(6,276)	155,750
Customer recovery related to program cancellation	—	—	15,600
Unrealized gain on derivative	—	(3,860)	—
Deferred income tax provision (benefit)	(1,974)	164,854	(36,027)
Depreciation	178,687	152,156	151,198
Gain on sale of joint venture	—	(9,732)	—
Write-down of joint venture investment to market value	—	—	27,436
Equity in earnings of joint ventures, net of tax	(17,153)	(13,370)	(13,298)
Proceeds from receivables securitization	74,025	44,817	—
Change in other operating items:
Accounts receivable	(91,034)	(99,574)	(76,258)
Inventories	35,601	(29,030)	3,070
Prepaid tooling and other	(54,881)	(33,276)	8,771
Accounts payable and accrued liabilities	(120,207)	123,664	102,277
Other assets and liabilities	36,718	(41,160)	(29,046)

Net cash provided by (used in) operating activities	(59,948)	34,824	184,798
Investing Activities:
Cash disbursed for purchases of property, plant and equipment	(152,644)	(170,990)	(230,126)
Acquisitions, net of cash acquired, including joint venture interests and earnout payments	—	(21,299)	8,503
Proceeds from sale of joint venture investment	—	51,700	—

Net cash used for investing activities	(152,644)	(140,589)	(221,623)
Financing Activities:
Proceeds from borrowings	56,152	613,785	1,664,567
Repayments of borrowings	(500,730)	(519,921)	(1,481,212)
Proceeds from DIP credit facility	1,293,507	—	—
Repayments of DIP credit facility	(719,647)	—	—
Net proceeds from issuance of common stock	—	103	670

Net cash provided by financing activities	129,282	93,967	184,025

Net Change in Cash and Cash Equivalents	(83,310)	(11,798)	147,200
Cash and Cash Equivalents, beginning of year	149,101	160,899	13,699

Cash and Cash Equivalents, end of year	$65,791	$149,101	$160,899

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$63,305	$130,577	$87,660
Income taxes refunded	$24,116	$(598)	$(12)
Non Cash Financing and Investing Activities:
Deferred Income Stock Plan	$(34)	$636	$3,395
Net (decrease) increase in liabilities for purchases of property, plant and equipment	$(29,113)	$39,936	$—
The accompanying notes are an integral part of these consolidated financial statements.

TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Business and Basis of Presentation
Tower Automotive, Inc. and Subsidiaries (the “Company”) is a global designer and producer of vehicle structural components and assemblies used by every major automotive original equipment manufacturer, including Ford, DaimlerChrysler, General Motors, Honda, Toyota, Renault/Nissan, Fiat, Hyundai/Kia, BMW and Volkswagen Group. Products include body structures and assemblies, lower vehicle frames and structures, chassis modules and systems and suspension components. Including both 100% owned subsidiaries and investments in joint ventures, the Company has facilities in the United States, Canada, Mexico, Germany, Belgium, Italy, Slovakia, Poland, France, Spain, Brazil, India, South Korea, Japan and China.
As indicated in Note 2, Tower Automotive, Inc. and 25 of its U.S. Subsidiaries (collectively the “Debtors”) are operating pursuant to Chapter 11 under the Bankruptcy Code and continuation of the Company as a going concern is contingent upon, among other things, the Debtors’ ability: (i) to comply with the terms and conditions of the Debtor-in-Possession financing agreement described in Note 8; (ii) to obtain confirmation of a plan of reorganization under the Bankruptcy Code; (iii) to undertake certain restructuring actions relative to the Company’s operations in North America; (iv) to reduce unsustainable debt and other liabilities and simplify the Company’s complex and restrictive capital structure through the bankruptcy process; (v) to return to profitability; (vi) to generate sufficient cash flow from operations and; (vii) to obtain financing sources to meet the Company’s future obligations. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of liabilities that might result from the outcome of these uncertainties. In addition, a confirmed plan of reorganization will materially change amounts reported in the Company’s consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets and liabilities that are necessary as a consequence of reorganization under Chapter 11.
Subsequent to the bankruptcy filing date, the provisions in Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”)” apply to the Debtors’ financial statements while the Debtors operate under the provisions of Chapter 11. SOP 90-7 does not change the application of generally accepted accounting principles in the preparation of financial statements. However, SOP 90-7 does require that the financial statements, for periods including and subsequent to the filing of the Chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the Company.
Restatement
Subsequent to the issuance of the Company’s 2004 consolidated financial statements, the Company concluded that the Company must correct the presentation of its Consolidated Statement of Cash Flows for the year ended December 31, 2004. During 2004, the Company was reporting capital expenditures in its consolidated statements of cash flows on an accrual basis rather than on a cash basis. Accordingly, the Company reported capital expenditures in the consolidated statements of cash flows in the period in which the Company acquired legal title to the related property, plant or equipment rather than when the Company actually paid the vendor for such property, plant or equipment. The impact of restating this presentation in the consolidated statements of cash flows from an accrual basis to a cash basis decreases or increases cash provided by operations with corresponding decreases or increases in cash utilized in investing activities.
The Company also determined that errors in accounting for income taxes for the year ended December 31, 2004 needed to be corrected. Such errors relate to: (i) the valuation allowance was inappropriately reduced by amounts related to minimum pension liability and cash flow hedges, totaling $31.4 million which was previously recorded as a component of other comprehensive income rather than as a component of income tax provision; and (ii) certain deferred tax items relating to 2004, totaling $(13.8) million of tax benefit, which were not properly recorded in 2004.
As a result, the accompanying Consolidated Financial Statements for the year ended December 31, 2004, including the Consolidating Financial Statements included in Note 17, have been restated to correct these errors. A summary of the impact of this restatement is as follows (in thousands):

	Year Ended
	December 31, 2004
	As previously	As
	reported	restated
Consolidated Financial Statement Caption
Consolidated Balance Sheet
Other assets, net	$173,727	$176,291
Other noncurrent liabilities	226,062	214,782
Retained deficit	(715,754)	(733,468)
Accumulated other comprehensive income (loss)	(29,968)	1,590
Total stockholders’ deficit	(120,932)	(107,088)
Consolidated Statement of Operations
Provision (benefit) for income taxes	157,084	174,798
Loss before equity in earning of joint ventures, minority interest and gain on sale of joint venture	(551,253)	(568,967)
Income before cumulative effect of accounting change	(533,905)	(551,619)
Net loss	(533,905)	(551,619)
Basic & diluted loss per share	(9.19)	(9.50)
Consolidated Statement of Cash Flows
Deferred income tax provision (benefit)	167,720	164,854
Accounts payable and accrued liabilities	163,600	123,664
Other assets and liabilities	(61,740)	(41,160)
Net cash provided by operating activities	74,760	34,824
Cash disbursed for purchases of property, plant and equipment*	(210,926)	(170,990)
Net cash used in investing activities	(180,525)	(140,589)
Net increase in liabilities for purchases of property, plant and equipment	—	39,936

* Previously referred to as “Capital expenditures, net” when amounts accrued are included.

Asset Retirement Obligations
FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”) was issued in May 2005. FIN 47 requires the recognition of a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. An asset retirement obligation is a legal obligation to perform certain activities in connection with retirement, disposal or abandonment of assets. The fair value of a conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction or development and through the normal operation of the asset. Uncertainty about the timing or method of settlement of a conditional asset retirement should be factored into the measurement of the liability. The liability is measured at discounted fair value and is adjusted to its present value in subsequent periods. The Company’s asset retirement obligations are primarily associated with asbestos abatement and returning leased property to the lessor in accordance with the requirements of the lease. In connection with the adoption of FIN 47, a non-cash charge of $7.9 million (net of tax of $0.3 million) was reflected as a change in accounting principle as of December 31, 2005. If FIN 47 had been adopted on January 1, 2003, pro forma net loss and net loss per share would not have been materially different than amounts reported. Liabilities for asset retirement obligations were $11.9 million at December 31, 2005.
2. Chapter 11 Reorganization Proceedings
On February 2, 2005 (the “Petition Date”), the Debtors filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court Southern District of New York (“Bankruptcy Court”). The cases were consolidated for administrative purposes. The filing was made necessary by: customer pricing pressures, North American automotive production cuts, significantly higher material costs (primarily steel) and the termination of accelerated payment programs of certain customers adversely affecting the Debtors’ liquidity and financial condition all of which raise substantial doubt as to the Company’s ability to continue as a going concern. The Debtors are operating their businesses as debtors-in-possession (“DIP”) pursuant to the Bankruptcy Code. An official committee of unsecured creditors has been appointed.
Pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of the Debtors’ liabilities as of the petition date or to enforce pre-petition date contractual obligations are automatically stayed. As a general rule, absent approval from the Bankruptcy Court, the Debtors are prohibited from paying pre-petition obligations. In addition, as a consequence of the Chapter 11 filing, pending litigation against the Debtors is generally stayed, and no party may take any action to collect pre-petition claims except pursuant to an order of the Bankruptcy Court. However, the Debtors have requested that the Bankruptcy Court approve certain pre-petition liabilities, such as employee wages and benefits and certain other pre-petition obligations. Since the filing, all orders sufficient to enable the Debtors to conduct normal business activities, including the approval of the Debtors’ DIP financing, have been entered by the Bankruptcy Court. See Note 8 for a description of the DIP financing. While the Debtors are in bankruptcy, transactions of the Debtors outside the ordinary course of business will require the prior approval of the Bankruptcy Court.
The objectives of the Chapter 11 filing were to protect and preserve the value of assets and to restructure and improve the Debtors’ operational and financial affairs in order to return to profitability. While the Company believes it will be able to significantly reduce the Debtors’ unsustainable liabilities and simplify its complex and restrictive capital structure through the bankruptcy process, there can be no certainty that it will be successful in doing so.
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
Financial Statement Classification
The majority of the Debtors’ pre-petition debt is in default and is classified as “Liabilities Subject to Compromise” in the accompanying Consolidated Balance Sheet at December 31, 2005 (See Note 8).
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
Liabilities subject to compromise consist of the following (in thousands):

December 31, 2005
Debt:
5.75% Convertible senior debentures	$124,999
Due to Tower Automotive Capital Trust	258,750
9.25% Senior Euro notes	177,600
12% Senior notes	258,000

Total debt	819,349
Pension and other post-retirement benefits	162,886
Pre-petition accounts payable and accruals	195,294
Accrued interest on debt subject to compromise	21,343
Executory Contracts	85,345

Consolidated liabilities subject to compromise	$1,284,217

The Debtors have incurred certain professional and other expenses directly associated with the bankruptcy proceedings. The Company disbursed cash of approximately $24.3 million relating to these expenses during the year ended December 31, 2005. In addition, the Debtors have made certain provisions to adjust the carrying value of certain pre-petition liabilities to reflect the Debtors’ estimate of allowed claims. Such costs are classified as Chapter 11 and related reorganization items in the accompanying Statement of Operations for the year ended December 31, 2005 and consist of the following (in thousands):

Professional fees directly related to the filing	$30,753
Key employee retention costs	5,374
Write off of deferred financing costs	29,135
Estimated executory contract rejection damages	101,968
Other expenses directly attributable to the Company’s reorganization	208

Total	$167,438

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
Debtors’ Financial Statements
Presented below are the condensed combined financial statements of the Debtors. These statements reflect the financial position, results of operations and cash flows of the combined Debtors, including certain transactions and resulting assets and liabilities between the Debtors and non-Debtor subsidiaries of the Company, which are eliminated in the Company’s consolidated financial statements.
Debtors’ Condensed Combined Balance Sheet
Debtors- in-Possession
(Amounts in thousands)

December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$858
Accounts receivable	173,206
Inventories	60,068
Prepaid tooling and other	65,882

Total current assets	300,014
Property, plant and equipment, net	538,598
Investments in and advances to non-debtor subsidiaries	796,662
Other assets, net	60,959

Total assets	$1,696,233

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities Not Subject to Compromise:
Current maturities of long-term debt and capital lease obligations	$14,257
Accounts payable	134,069
Accrued liabilities	87,098

Total current liabilities	235,424

Liabilities subject to compromise	1,300,580

Non-Current Liabilities Not Subject to Compromise:
Long-term debt, net of current maturities	84,754
Debtor-in-possession borrowings	531,000
Other noncurrent liabilities	32,098

Total noncurrent liabilities	647,852

Total stockholders’ deficit	(487,623)

Total liabilities and stockholders’ deficit	$1,696,233

Debtors’ Condensed Combined Statement of Operations
Debtors-in- Possession
(Amounts in thousands)

Year Ended
December 31,
2005
Revenues	$1,953,180
Cost of sales	1,890,335

Gross profit	62,845
Selling, general and administrative expenses	92,181
Restructuring and asset impairment charges, net	126,967
Other income	(12,312)

Operating loss	(143,991)
Interest expense	91,215
Interest income	(151)
Inter-company interest income	(22,339)
Chapter 11 and related reorganization items	167,438

Loss before provision for income taxes, equity in earnings of joint ventures and equity in earnings from non-Debtor subsidiaries	(380,154)
Benefit for income taxes	(9,339)

Loss before equity in earnings of joint ventures and equity in earnings of non-Debtor subsidiaries	(370,815)
Equity in earnings of joint ventures, net of tax	43
Equity in earnings of non-Debtor subsidiaries	3,947

Loss before cumulative effect of accounting change	(366,825)
Cumulative effect of accounting change, net	(6,547)

Net loss	$(373,372)

Debtors’ Condensed Combined Statement of Cash Flows
Debtors- in-Possession
(Amounts in thousands)

Year Ended December 31,
2005
OPERATING ACTIVITIES:

Net loss	$(373,372)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	6,547
Chapter 11 and related reorganization items, net	143,139
Non-cash restructuring and impairment, net	121,084
Depreciation	104,318
Equity in earnings of joint ventures and subsidiaries, net	(3,990)
Change in working capital and other operating items	(182,272)

Net cash used in operating activities	(184,546)

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant and equipment	(65,167)

Net cash used in investing activities	(65,167)

FINANCING ACTIVITIES:
Repayments of borrowings	(430,371)
Proceeds from DIP credit facility	1,293,507
Repayments of DIP credit facility	(719,647)

Net cash provided by financing activities	143,489

NET CHANGE IN CASH AND CASH EQUIVALENTS	(106,224)
Cash and cash equivalents, beginning of period	107,082

CASH AND CASH EQUIVALENTS, END OF PERIOD	$858

3. Significant Accounting Policies
Financial Statement Presentation
The consolidated financial statements include the financial statements of the Debtors, which have been prepared in accordance with SOP 90-7 and on a going concern basis, which assumes the continuity of operations and reflects the realization of assets and satisfaction of liabilities in the ordinary course of business. However, as a result of the Chapter 11 bankruptcy proceedings, such realization of assets and satisfaction of liabilities are subject to a significant number of uncertainties that have not been reflected in the financial statements of the Debtors.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Tower Automotive, Inc., its 100% owned subsidiaries and its majority-owned and majority-controlled investments. All material intercompany accounts and transactions have been eliminated in consolidation.
The Company’s share of earnings or losses of investments, in which between 20% and 50% of the voting securities are owned by the Company and where the Company exercises significant influence, is included in the Company’s consolidated financial statements pursuant to the equity method of accounting.

Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less. Cash equivalents are stated at cost, which approximates fair value. Substantially all of the Company’s cash is concentrated in a few financial institutions.
Inventories
Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market. Inventories consist of the following (in thousands):

	December 31,
	2005	2004
Raw materials	$56,309	$91,220
Work-in-process	30,710	26,820
Finished goods	36,414	40,994

	$123,433	$159,034

Tooling and Other Design Costs
Tooling and other design costs represent costs incurred by the Company in the development of new tooling used in the manufacture of the Company’s products. All pre-production tooling costs, incurred for tools that the Company will not own and that will be used in producing products supplied under long-term supply agreements, are expensed as incurred unless the supply agreement provides the supplier with the non-cancelable right to use the tools or the reimbursement of such costs is contractually guaranteed by the customer. At the time the customer awards a contract to the Company, the customer agrees to reimburse the Company for certain of its tooling costs either in the form of a lump sum payment or by reimbursement on a piece price basis. When the part for which tooling has been developed reaches a production-ready status, the Company is reimbursed by its customers for the cost of the tooling (in instances of lump sum payment), at which time the tooling becomes the property of the customers. For those costs related to other tooling and design costs reimbursed through the piece price as contractually guaranteed, the costs are capitalized and amortized using the straight-line method over the life of the related product program. The Company has certain other tooling costs, which are capitalized and amortized over the life of the related product program, related to tools which the Company has the contractual right to use during the life of the supply arrangement. The components of capitalized tooling costs are as follows (in thousands):

	December 31,
	2005	2004
Reimbursable pre-production design and development costs	$32,884	$36,897
Customer-owned tooling	106,846	52,366
Supplier-owned tooling	19,606	40,544

Total	$159,336	$129,807

All tooling amounts owned by the customer for which the Company expects reimbursement are recorded in other current assets and other long-term assets on the accompanying Consolidated Balance Sheets. A loss is recognized if the Company forecasts that the amount of capitalized tooling and design costs exceeds the amount to be realized through the sale of related product.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings and improvements	15 to 40 years
Machinery and equipment	3 to 20 years
Leasehold improvements are amortized over the shorter of 10 years or the remaining lease term at the date of acquisition of the leasehold improvement.

Interest is capitalized during the preparation of facilities for product programs and is amortized over the estimated lives of the programs. Interest of $0.3 million, $7.5 million and $9.1 million was capitalized in 2005, 2004 and 2003, respectively.
Costs of maintenance and repairs are charged to expense as incurred. Amounts relating to significant improvements, which extend the useful life of the related item, are capitalized. Upon sale or retirement of property, plant and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is recognized in the Statement of Operations.
Property, plant and equipment consist of the following (in thousands):

	December 31,
	2005	2004
Land	$69,289	$50,094
Buildings and improvements	374,078	402,103
Machinery and equipment	1,260,194	1,398,657
Construction in progress	135,687	103,099

	1,839,248	1,953,953
Less-accumulated depreciation	(800,454)	(748,313)

Property, plant and equipment, net	$1,038,794	$1,205,640

Long-Lived Assets
The Company periodically evaluates the carrying value of long-lived assets to be held and used in the business, other than goodwill and intangible assets with indefinite lives and assets held for sale, when events and circumstances warrant. If the carrying value of a long-lived asset to be held and used is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the asset. For assets held for sale, such loss is further increased by costs to sell. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Long-lived assets to be disposed of other than by sale are considered held and used until disposed.
Goodwill
The Company tests goodwill annually for possible impairment or when circumstances indicate that an impairment is probable. The Company has designated four reporting units for goodwill testing purposes : North America, Europe, Asia and South America/Mexico. On an annual basis the Company conducts, with the assistance of a third party specialist, formal valuation procedures utilizing a combination of valuation techniques including the discounted cash flow approach and the market multiple approach.
In the fourth quarter of 2004, valuation procedures indicated an excess of book value over fair value for the North America reporting unit resulting in an impairment charge totaling $337.2 million, which represented the entire amount of goodwill of that reporting unit. This impairment charge is reflected on the Goodwill Impairment Charges line of the Consolidated Statement of Operations for the year ended December 31, 2004 and is contained in the North America operating segment. There was no tax impact in association with this impairment charge as the Company recorded a valuation allowance against the associated tax benefit. This charge was precipitated by declining estimates of forecasted results and cash flows given current economic and market conditions within the automotive supplier industry.
The change in the carrying amount of goodwill for the years ended December 31, 2005 and 2004, by operating segment, is as follows (in thousands):

	North
	America	International	Total
Balance at January 1, 2004	$336,468	$162,195	$498,663
Currency translation adjustment	762	12,368	13,130
Goodwill impairment charge	(337,230)	—	(337,230)

Balance at December 31, 2004	—	174,563	174,563
Currency translation adjustment	—	(21,526)	(21,526)

Balance at December 31, 2005	$—	$153,037	$153,037

Fair Value of Financial Instruments
The carrying value and estimated fair value of the Company’s long-term debt not subject to compromise was $785.7 million at December 31, 2005. At December 31, 2004, the fair value of the Company’s Convertible Debentures, 12% Senior Notes, 9.25% Senior Euro Notes and Preferred Securities approximated $87.2 million, $202.5 million, $105.0 million and $76.3 million, respectively. The carrying amount of the Company’s remaining long term debt instruments and revolving credit facility approximate fair value because of the variable interest rates related to those instruments. Fair value of the Company’s debt and other monetary liabilities subject to compromise cannot be meaningfully determined due to the inherent uncertainties underlying associated valuation assumptions caused by the Company’s Chapter 11 proceedings. The carrying amount of cash and cash equivalents, accounts receivable, accruals and accounts payable not subject to compromise approximate fair value because of the short maturity of these instruments. The fair value of derivative financial instruments is not significant at December 31, 2005 and 2004.
Fair values are estimated by the use of quoted market values and other appropriate valuation techniques, such as debt valuation models, and are based upon information available as of December 31, 2005. The fair value estimates do not necessarily reflect the values the Company could realize in the current market.
Derivative Financial Instruments
Periodically, the Company uses derivative financial instruments, from time to time to manage the risk that changes in interest rates will have on the amount of future interest payments. Interest rate swap contracts are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. Under these agreements, the Company agrees to pay an amount equal to a specified variable rate times a notional principal amount, and to receive an amount equal to a specified fixed rate times the same notional principal amount or vice versa. The notional amounts of the contract are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination and will usually represent the net present value, at current rates of interest, of the remaining obligation to exchange payments under the terms of the contract.
Changes in fair value of derivatives designated as cash flow hedges are recorded as a separate component of other comprehensive income (loss) to the extent such cash flow hedges are effective. Amounts are reclassified from accumulated other comprehensive income (loss) when the underlying hedged item affects earnings. All changes in fair value are recorded currently in earnings offset, to the extent the derivative was effective, by changes in the fair value of the hedged item. During 2005, 2004, and 2003, $4.5 million, $8.0 million, and $6.9 million, respectively, have been reclassified from other comprehensive income into earnings.
Revenue Recognition
The Company recognizes revenue as its products are shipped to its customers at which time title and risk of loss passes to the customer. The Company participates in certain customers’ steel repurchase programs. Under these programs, the Company purchases steel directly from a customer’s designated steel supplier for use in manufacturing products for such customer. The Company takes delivery and title to such steel and bears risk of loss and obsolescence. The Company invoices its customers based upon annually negotiated selling prices, which include a component for steel under such repurchase programs. For sales for which the Company participates in a customer’s steel repurchase program, revenue is recognized on the entire amount of such sale, including the component for purchases under that customer’s steel repurchase program.
The Company enters into agreements to produce products for its customers at the beginning of a given vehicle program term. Once such agreements are entered into by the Company, fulfillment of the customers’ purchasing requirements is the obligation of the Company for the entire production periods of the vehicle programs, which range from three to ten years, and the Company has no provisions to terminate such contracts. In certain instances, the Company may be committed under existing agreements to supply product to its customers at selling prices, which are not sufficient to cover the variable cost to produce such product. In such situations, the Company records a liability for the estimated future amount of such losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and is recorded at the minimum amount necessary to fulfill the Company’s obligations to its customers. Losses are recognized at discounted amounts, which are estimated based upon information available at the time of the estimate, including future production volume estimates, term of the program, selling price and production cost information and are not material for any of the periods presented.
All amounts billed to customers related to shipping and handling costs are classified as revenue in the consolidated statement of operations. Shipping and handling costs are included in the cost of sales in the consolidated statement of operations.
Income Taxes
Deferred income taxes are recognized for the future tax effects of temporary differences between financial reporting and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. Federal income taxes are provided on that portion of the income of foreign subsidiaries that is expected to be remitted to the United States and shall be taxable. The Company evaluates as to whether or not its deferred tax assets are more likely than not realizable based on forecasts of taxable earnings in each tax jurisdiction. As disclosed in Note 9, a significant portion of the Company’s deferred tax assets are comprised of net operating loss carryforwards and tax credits. The Company uses historical and projected future operating results, including a review of the eligible carryforward period, tax planning opportunities and other relevant considerations in determining recoverability.
Segment Reporting
The Company uses the “management approach” to reporting segment disclosures. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments.
Earnings (Loss) Per Share
Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The effects of common stock equivalents have not been included in diluted loss per share for all periods presented, as the effect would be anti-dilutive. Common stock equivalents totaled 37.9 million shares, 34.5 million shares and 16.6 million shares for the years ended December 31, 2005, 2004 and 2003, respectively.
Stock-Based Compensation
The Company accounts for stock options using the intrinsic value approach under which no compensation expense is recognized when the stock options are granted to colleagues and directors with an exercise price equal to or greater than fair market value of the stock as of the grant date. The grant date represents the measurement date of the stock options. The Company may also grant stock options to outside consultants. The fair value of options granted to outside consultants is expensed over the period services are rendered based on the Black-Scholes valuation model.
Effective January 1, 2006, the Company accounts for stock-based compensation utilizing the fair value approach described in SFAS No. 123 – “Accounting for Stock-Based Compensation” as this statement has been amended and revised.

The Company has three stock option plans and three stock purchase plans: the 1994 Key Employee Stock Option Plan; the Long Term Incentive Plan; and the Independent Director Stock Option Plan; and, the Employee Stock Purchase Plan; the Key Leadership Deferred Income Stock Purchase Plan; and the Director Deferred Income Stock Purchase Plan, respectively. Had compensation expense for these plans been determined using a fair value approach the Company’s pro forma net loss and pro forma net loss per share would have been as follows (in thousands, except per share data):

	Years Ended December 31,
	2005	2004	2003
Net loss
As Reported	$(373,372)	$(551,619)	$(124,675)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	806	758	793
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(577)	(1,122)	(4,126)

Pro forma net loss	$(373,143)	$(551,983)	$(128,008)

Basic loss per share as reported	$(6.37)	$(9.50)	$(2.20)
Pro Forma	(6.36)	(9.50)	(2.26)
Diluted loss per share as reported	$(6.37)	$(9.50)	$(2.20)
Pro forma	(6.36)	(9.50)	(2.26)
As of September 20, 2005, the Company fully vested all outstanding stock options. No expense was recognized related to these options. The Company’s board of directors voted to fully vest all outstanding stock options as the compensation expense which would have been recognized beginning in 2006 is not believed to represent the true economic cost to the Company or the potential economic benefit of the stock options to colleagues due to the Company’s bankruptcy.
The pro forma net loss for the year ended December 31, 2005 is less than the reported net loss for that period as a result of the recognition of forfeitures exceeding fair value stock-based compensation expense for 2005.
The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.89% in 2005, 3.89%, 4.33% and 3.92% in 2004 and 2.91% in 2003; expected life of seven years for 2005, 2004 and 2003; expected volatility of 61.21% in 2005, 61.21% and 58.00% in 2004 and 58.00% in 2003; and no expected dividends in all years presented.
Foreign Currency Translation
The functional currency of the Company’s foreign operations is the local currency. Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars using the applicable period end rates of exchange. Results of operations are translated at applicable average rates prevailing throughout the period. Translation gains or losses are reported as a separate component of Accumulated Other Comprehensive Loss in the accompanying Consolidated Statements of Stockholders’ Investment (Deficit). Gains and losses resulting from foreign currency transactions, the amounts of which are not material in all years presented, are included in net loss.
Restructuring Charges
The Company defines restructuring charges to include costs related to business operation consolidation and exit and disposal activities.

Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income are as follows:

	December 31,
		2004
	2005	(as restated)
Foreign currency translation	$38,157	$56,497
Cash flow hedge derivative	—	(217)
Minimum pension liability	(44,586)	(54,690)

Total other comprehensive income	$(6,429)	$1,590

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
In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” SFAS 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting and reporting of a change in accounting principle. This statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. This statement also requires that a change in depreciation or amortization method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This standard is effective for the Company on January 1, 2006. The Company anticipates that SFAS 154 will not have a material effect on its consolidated financial statements upon adoption.
In November 2004, the FASB issued SFAS 151, “Inventory Costs.” SFAS 151 requires that such items as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current period charges regardless of whether these costs meet the criterion of “so abnormal” in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred by the Company subsequent to December 31, 2005. The Company believes that SFAS 151 will not have a material effect on its consolidated financial statements upon adoption.
4. Accounts Receivable Securitization Facility
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
During the year ended December 31, 2005, the Company received $74.0 million in cash proceeds from receivables sold to the QSPE and reinvested $78.1 million in cash collections in revolving securitizations with the QSPE. The Company recognized interest expense of $0.8 million associated with the Facility, which represents the discount on the sale of the receivables to the QSPE.
5. Acquisitions
Effective February 27, 2004, the Company acquired the remaining 34% ownership interest in Seojin Industrial Company Limited (“Seojin”) for consideration of approximately $21.3 million. Such consideration consisted of cash of $21.3 million offset by the repayment of $11.0 million of loans to Seojin’s minority shareholder, resulting in a net cash outflow of $10.3 million. Seojin is a supplier of frames, modules and structural components to the Korean automotive industry, primarily Hyundai/ Kia. The Company financed the acquisition through Korean debt facilities, which are not covered under the Company’s credit facilities described in Note 8. The acquisition was accounted for under the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at fair value at the date of acquisition.
In connection with the acquisition of the remaining 34% of Seojin, the Company recorded certain intangible assets including customer related intangibles, tradenames and a covenant not to compete. As of December 31, 2005, the value of customer relationships and contracts was $6.2 million, net of accumulated amortization of $1.2 million; tradenames was $2.7 million and a covenant not to compete was $0.1 million, net of accumulated amortization of $0.5 million. As of December 31, 2004, the value of customer relationships and contracts was $7.2 million, net of accumulated amortization of $0.6 million; tradenames was $2.6 million and a covenant not to compete was $0.1 million, net of accumulated amortization of $0.1 million. Customer related intangibles are being amortized over 10 years; trade names are considered indefinite life assets and are evaluated for impairment in accordance with SFAS No. 144; and the covenant not to compete is amortized over 3 years, its contractual term.
In conjunction with the Company’s acquisition activities, reserves have been established for certain costs associated with facility shutdown and consolidation activities and for acquired loss contracts. As of December 31, 2005, all of the identified facilities have been shutdown, but the Company continues to incur costs related to maintenance, taxes and other costs associated with closed facilities, which are subject to compromise in the Company’s bankruptcy proceedings. Remaining amounts accrued are not material to any period presented in the accompanying consolidated financial statements.
6. Investments in Joint Ventures
In March 2004, the Company sold its 30.76% ownership interest in Yorozu Corporation (“Yorozu”) to Yorozu, through a share buy-back transaction on the Tokyo Stock Exchange. Yorozu is a supplier of suspension modules and structural parts to the Asian and North American automotive markets. The Company received proceeds of approximately $51.7 million through this sale. The consideration for the sale was based on the prevailing price of Yorozu, as traded on the Tokyo Stock Exchange. The Company recognized a gain on the sale of $9.7 million during 2004. The proceeds of this divestiture were utilized for tooling purchases and other capital expenditures.
On December 31, 2003, the Company recorded an impairment charge of $27.4 million in relation to its investment in Yorozu based upon the traded value of the investment on the Tokyo Stock Exchange.
On February 10, 2004, the Company announced that a decision had been finalized by DaimlerChrysler to move the current production of the frame assembly for the Dodge Ram light truck from the Company’s Milwaukee, Wisconsin facility to the Company’s joint venture partner, Metalsa S. de R.L. (“Metalsa”) headquartered in Monterrey, Mexico. The Dodge Ram frame program produced in the Milwaukee facility was expected to run through 2009. Production at the Milwaukee facility related to this program ceased in June 2005. The Company recognized revenue associated with the Dodge Ram frame program in the amounts of $96.9 million, $205.5 million and $211.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company is a 40% partner in Metalsa with Promotora de Empresas Zano, S.A. de C.V. (“Proeza”). Metalsa is the largest supplier of vehicle frames and structures in Mexico. In addition, the Company and Metalsa have a technology sharing arrangement. Metalsa has manufacturing facilities in Monterrey and San Luis Potosi, Mexico and Roanoke, Virginia.
Summarized unaudited financial information for Investments in Joint Ventures is as follows (in thousands):

	December 31,
	2005	2004	2003
Condensed Statements of Earnings
Revenues	$661,033	$435,465	$952,965
Gross profit	$135,491	$94,319	$155,775
Operating income	$64,771	$42,888	$49,811
Net income	$44,066	$34,583	$27,879
Condensed Balance Sheets
Current assets	$213,019	$147,855	$330,788
Noncurrent assets	356,156	354,309	701,293

	$569,175	$502,164	$1,032,081

Current liabilities	$137,203	$94,275	$285,796
Noncurrent liabilities	166,242	188,693	326,778
Stockholders’ investment	265,730	219,196	419,507

	$569,175	$502,164	$1,032,081

The Company earned fees from Metalsa for administrative services and technical assistance of $7.2 million, $4.6 million and $3.6 million, respectively, in 2005, 2004 and 2003. The Company purchased components from Metalsa of $0.4 million, $2.5 million and $3.4 million, respectively, during 2005, 2004 and 2003. Accounts receivable related to Metalsa amounted to $2.3 million and $3.2 million, respectively, at December 31, 2005 and 2004. At December 31, 2005, retained earnings included $87.1 million related to the undistributed earnings of Metalsa. The Company received cash dividends from Metalsa in the amounts of $1.9 million and $3.2 million, respectively, during 2004 and 2003. The Company received no cash dividends from Metalsa in 2005.
7. Restructuring and Asset Impairment Charges
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

2005 Actions
During 2005, the Company announced certain major actions primarily designed to reduce excess capacity and associated costs and improve overall efficiency in its North American operations. In addition, the Company recorded certain other asset impairment charges not related to announced actions and recorded certain other costs related to less significant actions which are included in “Other.” A summary of these actions and the originally anticipated costs are included below (in thousands).

				Estimated
		Total		Contract
Action and completion	Action	Estimated	Employee	Rejection	Asset	Other	Estimated
Date	Date	Costs	Related Costs	Damages	Impairments	Costs	Cash Costs
North American Segment
Plant Closures:	April 15th	$69,500	$4,500	$25,000	$37,900	$2,100	$6,600
Belcamp, MD - 6/05
• Bowling Green, KY - 6/05
• Corydon, IN — 6/05
Employee Reduction:
• Granite City, IL — 6/05
Production movement:	October 5th	6,000	4,000	—	1,000	1,000	5,000
• Ford Ranger frame to Bellevue, OH — 3/06
Plant Closures:	October 13th	65,000	7,000	31,000	20,000	7,000	14,000
• Granite City, IL — 12/06
• Milan TN — 12/06
Other	Various	15,800	15,800	—	—	—	—
Other Asset Impairments	Various	31,100	—	—	31,100	—	—

Total North American Segment		187,400	31,300	56,000	90,000	10,100	25,600
International Segment
• Other	Various	3,300	3,300	—	—	—	3,300

Total International Segment		3,300	3,300	—	—	—	3,300

Total Company		$190,700	$34,600	$56,000	$90,000	$10,100	$28,900

In addition to the above costs, the Company expects to incur approximately $50 million of cash expenditures related to training, relocation of employees and equipment and capital expenditures. Except as disclosed above, the Company does not anticipate incurring additional material cash charges associated with these actions.

2004 Actions
During 2004, the Company announced actions primarily designed to reduce excess capacity and associated costs and improve overall efficiency in its North American and International operations. A summary of these actions is included below (in thousands).

		Total
Action and completion	Action	Estimated	Employee	Asset	Other	Estimated
Date	Date	Costs	Related Costs	Impairments	Costs	Cash Costs
North American Segment
Production:
• Suspension link arms to Milan, TN — 10/04	July	$1,100	$800	$300	$—	$800
• Manual stampings from Greenville, MI to Elkton, MI and Kendallville, IN — 03/05	September
International Segment
Plant:	October 28	1,200	500	700	—	500

• Gunpo, Korea manufacturing operations — 3/06
Total Company		$2,300	$1,300	$1,000	$—	$1,300

The Company does not anticipate incurring additional material cash charges associated with these actions.
2003 Actions
During 2003, the Company announced certain major actions primarily designed to reduce excess capacity and associated costs and improve overall efficiency in its North American operations. In addition, the Company recorded certain other asset impairment charges not related to announced actions. A summary of these actions is included below (in thousands).

		Total
Action and completion	Action	Estimated	Employee	Asset	Other	Estimated
Date	Date	Costs	Related Costs	Impairments	Costs	Cash Costs
North American Segment
Consolidation of North American corporate office and technical centers	October	$3,700	$2,100	$1,600	$—	$2,100
Production movement:	May 27th	25,000	6,100	12,600	6,300	6,100
• Ford Ranger frame to Bellevue, OH — subsequently cancelled see below
Other asset impairments — see below		128,800	—	128,800	—	—

Total North American Segment		157,500	8,200	143,000	6,300	8,200
International Segment —N/A		—	—	—	—	—

Total Company		$157,500	$8,200	$143,000	$6,300	$8,200

On December 5, 2003, the Company announced that it had decided not to proceed with the relocation of the Ford Ranger program based on revised economic factors from the original May 2003 decision, principally due to concessions received from the Milwaukee labor unions and a need for management to focus on its 2004 new product launch schedule. Because the Company’s measurement date for pension and other post-retirement benefits is

September 30 and the decision to continue Ranger frame production in Milwaukee was made in December 2003, the curtailment loss was reversed in the first quarter of 2004. The cash charges of $6.1 million were incurred prior to the reversal of the original decision to move the Ford Ranger frame production. SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” prohibits the restoration of the non-cash asset impairment charges of $12.6 million.
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
Summary of Restructuring Plan Charges
The table below summarizes the accrual, reflected in accrued liabilities, for the above-mentioned actions through December 31, 2005 (in thousands):

		Severance and	Lease and
	Asset	Outplacement	Other Exit
	Impairments	Costs	Costs	Total
Balance at December 31, 2002	$—	$4,513	$9,260	$13,773
Provision	14,213	4,889	9,654	28,756
Cash usage	—	(6,718)	(7,755)	(14,473)
Non-cash charges	(14,213)	—	(6,320)	(20,533)
Revision	—	341	(341)	—

Balance at December 31, 2003	—	3,025	4,498	7,523
Provision	1,024	1,247	—	2,271
Cash usage	—	(1,298)	(881)	(2,179)
Non-cash usage	(1,024)	(251)	853	(422)

Balance at December 31, 2004	—	2,723	4,470	7,193
Provision	74,559	3,798	18,763	97,120
Cash usage	—	(5,667)	(7,089)	(12,756)
Non-cash charges	(74,559)	—	(16,144)	(90,703)
Revision	—	(331)	—	(331)

Balance at December 31, 2005	$—	$523	$—	$523

Restructuring and Asset Impairment Charges
The restructuring and asset impairment charges caption in the accompanying Consolidated Statements of Operations are comprised of both restructuring and non-restructuring related asset impairments. The components of that caption are as follows for each of the three years ended December 31 (in thousands):

	2005	2004	2003
Restructuring and related asset impairments, net	$97,120	$5,563	$28,756
Revision of estimate	(331)	(6,276)	—
Other asset impairments	32,802	—	128,776

Total	$129,591	$(713)	$157,532

8. Debt
Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31,	December 31,
	2005	2004
Debtor-in-possession borrowings	$531,000	$—
Industrial development revenue bonds	43,765	43,765
Second lien draws outstanding	40,985	—
Revolving credit facility	—	50,000
First lien term loan	—	373,125
5.75% Convertible Debentures, due May 15, 2024	124,999	121,723
9.25% Senior Euro notes, due August 2010	177,600	203,550
12.0% senior notes, due June 1, 2013 (at face value and net of discount of $6,567, respectively, at 2004)	258,000	251,433
6.75% Due to Tower Automotive Capital Trust, redeemable between June 30, 2001 and June 30, 2018	258,750	258,750
Other foreign subsidiary indebtedness	155,659	163,953
Other	14,262	19,608

	1,605,020	1,485,907
Less amounts subject to compromise	(819,349)	—

	785,671	1,485,907
Less-current maturities	(146,848)	(124,622)

Long-term debt not subject to compromise	$638,823	$1,361,285

Future maturities of long-term debt, not subject to compromise, as of December 31, 2005 are as follows (in thousands):

2006	$146,848
2007	576,457
2008	11,381
2009	702
2010	6,516
Thereafter	43,767

Total	$785,671

Chapter 11 Impact
Under the terms of the Company’s Credit Agreement, the 5.75% Convertible Debentures, 12.0% Senior Notes, 9.25% Senior Euro Notes and the amount due to the Tower Automotive Capital Trust, the Chapter 11 filing created an event of default. Upon the Chapter 11 filing, the lenders’ obligation to loan additional money to the Company terminated, the outstanding principal of all obligations became immediately due and payable and the Debtors were required to immediately deposit funds into a collateral account to cover the outstanding amounts under the letters of credit issued pursuant to the Credit Agreement. Outstanding obligations under the Credit Agreement were $425 million, which was refinanced through the DIP financing described below.
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
Advances under the DIP Agreement bear interest at a fixed rate per annum equal to (x) the greatest (as of the date the advance is made) of the prime rate, the Base CD Rate (as defined in the DIP Agreement) plus 1%, or the Federal Funds Effective Rate (as defined in the DIP Agreement) plus 0.5%, plus (y) 1.75%, in the case of a loan under the revolving facility, or 2.25% in the case of the term loan. Alternatively, the Debtors may request that advances be made at a variable rate equal to (x) the Adjusted LIBO Rate (as defined in the DIP Agreement), for a one-month, three-month, six-month, or nine-month period, at the election of the Debtors, plus (y) 2.75%, in the case of a loan under the revolving facility, or 3.25% in the case of the term loan. In addition, the DIP Agreement obligates the Debtors to pay certain fees to the Lenders as described in the DIP Agreement. At December 31, 2005, $177 million was available for borrowing under the revolving credit and letter of credit facility. For the period of February 2, 2005 through December 31, 2005, the weighted average interest rate associated with borrowings under the DIP Agreement was 6.66%. DIP commitment fees totaled $0.8 million during the period of February 2, 2005 through December 31, 2005. The DIP Agreement matures on February 2, 2007; however, the Debtors are obligated to repay all borrowings made pursuant to the DIP Agreement upon substantial consummation of a plan of reorganization of the Debtors that is confirmed pursuant to an order of the Bankruptcy Court.
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
2004 Refinancing
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
The Company utilized the proceeds of the Credit Agreement and the Convertible Debentures to repay existing senior credit facilities in the amount of $239.5 million, call the $200 million 5.0% convertible subordinated notes due August 1, 2004, pay related fees and expenses and for general corporate purposes. In the second quarter of 2004, the Company wrote off deferred financing costs of $3.3 million related to debt repaid with proceeds from the Credit Agreement and the Convertible Debentures.
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
The second lien letter of credit facility is fully cash collateralized by third parties for purposes of replacing or backstopping letters of credit outstanding under a previous credit agreement of the Company. The cash collateral was deposited by such third parties in a trust account, and the Company has no right, title or interest in the trust account. Prior to February 2, 2005, the Company paid an annual fee on amounts deposited with the second lien letter of credit issuers equal to, at the election of the Company, the base rate plus a margin of 6.00% or LIBOR plus a margin of 7.00%, in each case, less the amount of interest earned on the amount deposited as cash collateral by the second lien participants. Effective February 3, 2005, under the back-stop agreement described below, all loans made pursuant to the second lien credit facility bear interest/accrue participation fees at a rate per annum equal to (i) 7.75% or (ii) 8.75% above the LIBO Rate (Reserve Adjusted) from time to time in effect, which interest or participation fees shall be payable in cash on a monthly basis until such time as the substantial consummation of a plan of reorganization that is confirmed pursuant to an order entered by the Bankruptcy Court, and thereafter interest shall be payable in accordance with the terms of the Credit Agreement. Under the Credit Agreement, the second lien letters of credit expire on the earlier of one year from date of issuance, unless otherwise agreed to by the issuer, or on January 29, 2010, the stated maturity date of the second lien letter of credit facility.
Under the Credit Agreement, the second lien letter of credit facility is secured by a second priority lien and security interest (subject to the same exceptions as the first lien collateral) in all first lien collateral, other than the principal manufacturing facilities located in the United States owned by the Company or any of its subsidiaries or shares of capital stock or inter-company indebtedness owing to the obligors of certain subsidiaries. In addition to these liens, the back-stop agreement provides that the second lien letter of credit facility shall be secured, as adequate protection, by a second priority lien on and security interest in all collateral not covered by the aforesaid existing liens in which a security interest is heretofore or hereafter granted to the first lien lenders under the Credit Agreement and is granted the lenders under the DIP Agreement described above (including all excluded second lien collateral, all intercompany loans owing to the obligors and all proceeds of all capital stock of all first-tier foreign subsidiaries) and there shall exist no other liens on such collateral other than the security interest granted to the second lien lenders under the Credit Agreement and liens permitted under the DIP Agreement.
The Debtors have entered into a Back-Stop Agreement with a finance company (“Finance Company”). Under the Back-Stop Agreement, the Finance Company agreed to take by assignment any second lien holder’s rights and obligations as a second lien holder in association with second lien letters of credit under the Credit Agreement in an aggregate amount not to exceed $155 million. At December 31, 2005, issuances of second lien letters of credit amounted to $109.4 million. Draws were made against the issued second lien letters of credit in the amount of $41 million as of December 31, 2005.
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

The Convertible Debentures contain an embedded conversion option. The initial value associated with the embedded conversion option was $12.6 million and was being marked to market through the Company’s Statement of Operations during the period of May 24, 2004 through September 19, 2004. During the year ended December 31, 2004, the Company recognized income of approximately $3.9 million in relation to the change in fair value of the embedded conversion option, which is included in Unrealized Gain on Derivative in the accompanying Consolidated Statement of Operations for the year ended December 31, 2004. As of September 20, 2004, mark-to-market adjustments were no longer required, as the Company’s stockholders approved the issuance of the Convertible Debentures and the common stock issuable upon conversion or repurchase of the Convertible Debentures.
Other Indebtedness Not Subject to Compromise
Other foreign subsidiary indebtedness consists primarily of borrowings at Seojin, with interest rates ranging from 2.80% to 8.23%, renewable annually. Generally, borrowings of foreign subsidiaries are made under credit agreements with commercial lenders and are used to fund working capital and other operating requirements. Certain foreign subsidiaries have financing arrangements that restrict their ability to dividend or otherwise distribute cash to the parent company and its subsidiaries.
The industrial development revenue bonds are due in lump sum payments of $21.9 million each in June 2024 and March 2025. Interest is payable monthly at a rate adjusted weekly by a bond remarketing agent (4.48% and 2.52%, respectively, at December 31, 2005 and 2004). The industrial development revenue bonds are backed by long-term letters of credit; see “Back-Stop Agreement” Below.
Weighted Average Interest Rates of Credit Facilities
During the year ended December 31, 2005, the weighted average interest rate of the Company’s credit facilities not subject to compromise was 7.20%.
The weighted average interest rates under the Company’s credit facilities (including the effects of the interest rate swap contracts mentioned above) were 7.9% and 7.3% respectively, for the years ended December 31, 2004 and 2003.
9. Income Taxes
The provision (benefit) for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2005	2004	2003
Current —
Domestic	$(6,036)	$—	$(11,213)
Foreign	24,448	9,944	(3,571)

	18,412	9,944	(14,784)

Deferred —
Domestic	(4,243)	153,727	(48,491)
Foreign	2,269	11,127	12,464

	(1,974)	164,854	(36,027)

	$16,438	$174,798	$(50,811)

A reconciliation of income taxes computed at the statutory rates to the reported income tax provision (benefit) is as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Taxes at federal statutory rates	$(126,434)	$(137,959)	$(52,752)
Foreign taxes and other	226	7,925	(14,469)
Goodwill impairment	—	70,670	—
Foreign Dividend	17,310	—	—
Other permanent differences, primarily interest, sale of investment, state taxes, unrealized gain on derivative	7,497	6,650	(2,385)
Bankruptcy costs	32,579	—	—
Valuation allowance	85,260	227,512	18,795

Total	$16,438	$174,798	$(50,811)

The summary of income (loss) before provision (benefit) for income taxes, equity in earnings of joint ventures, gain on sale of joint venture and minority interest consisted of the following (in thousands):

	Years Ended December 31,
	2005	2004	2003
Domestic	$(370,467)	$(425,060)	$(183,070)
Foreign	9,226	30,891	32,351

	$(361,241)	$(394,169)	$(150,719)

A summary of deferred income tax assets (liabilities) is as follows (in thousands):

	December 31,
	2005	2004
Accrued compensation costs	$41,888	$46,162
Postretirement benefit obligations	27,074	24,095
Loss contracts	2,901	4,049
Facility closure and consolidation costs	4,289	7,103
Net operating loss carryforwards and tax credits	269,464	237,800
Other reserves and adjustments	27,375	28,729
Deferred income tax liabilities — fixed asset and goodwill lives and methods, leases	(15,547)	(60,615)

	357,444	287,323
Less: Valuation allowance	(361,852)	(284,759)

Net deferred income tax liabilities	$(4,408)	$2,564

The Company has U.S. net operating loss carryforwards (“NOLs”) of $525.6 million that expire during the years 2019 through 2025. The Company has a U.S. alternative minimum tax (“AMT”) credit carryforward of $2.9 million. The AMT credit has an indefinite carryforward period. In 2004, the Company concluded that it was appropriate to establish a full valuation allowance in the amount of $183.9 million as a result of the uncertainty of realization of the Company’s U.S. operating loss carryforwards.
As a result of changes in non-U.S. income tax regulations, the Company made an election under the U.S. Internal Revenue Code to exclude one of its non-U.S. subsidiaries from its U.S. Federal income tax return in the third quarter of 2005. This non-U.S. subsidiary had previously been included in the Company’s U.S. Federal income tax return. As a result of this election, taxable income of approximately $49 million was generated for U.S. Federal income tax purposes, the tax impact of which has been entirely offset through the utilization of the Company’s existing U.S. Federal net operating losses and corresponding adjustment to its valuation allowance.
The Company has various state tax credits and state NOL carryforwards. In 2004 and 2003, valuation allowance amounts of $17.9 million and $13.5 million, respectively, were established in association with state deferred tax assets. A full valuation allowance of $7.0 million was provided for state tax benefits generated during 2005. A full valuation allowance of $46.0 million has been established for state deferred tax assets.
The Company’s foreign subsidiaries have NOL carryforwards of $ 98.1 million at December 31, 2005. In 2003, a $13.1 million valuation allowance was established due to the uncertainty of realization of certain foreign NOL carryforwards. In 2005 and 2004, the valuation allowance was (decreased) increased by $(5.6) million and $4.2 million, respectively. The 2005 decrease was due mainly to elimination of trade tax benefits and usage of NOL. The 2004 increase was due to the uncertainty of realization of certain additional foreign NOL carryforwards.
The Company recognizes deferred taxes on its earnings related to equity method investments. Deferred taxes have not been recognized in relation to consolidated foreign investments as earnings relating to such investments have been deemed permanently reinvested by the Company. It is not practicable for the Company to determine the amount of unrecognized deferred tax liability for temporary differences, related to earnings of foreign subsidiaries which have been permanently reinvested . A $27.1 million and $21.2 million deferred tax liability for a temporary difference arising from undistributed earnings of an investment in a joint venture accounted for in accordance with the equity method has been recognized for the years 2005 and 2004, respectively. In 2003, a $9.6 million valuation allowance was provided as a result of the uncertainty pertaining to the use of the tax benefit associated with the write-down of the Yorozu investment to less than its carrying value for tax purposes due to the capital nature of the loss. See Note 6.
As of December 31, 2005, contingent tax liabilities in the aggregate amount of approximately $ 7.3 million, have been recognized by the Company in accordance with SFAS 5, Accounting for Contingencies, related to certain foreign and U.S. state matters.
10. Stockholders’ Investment (Deficit)
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
The Stock Option Plan provides for the issuance of options to purchase up to 3,000,000 shares of common stock at exercise prices equal to the market price of the common stock on the date of grant, subject to certain adjustments reflecting changes in the Company’s capitalization. As of December 31, 2005, 1,169,660 shares of common stock were available for issuance under the Stock Option Plan. Summarized information pertaining to the Stock Option Plan follows:

					Weighted
	Shares				Average
	Under				Exercise
	Option	Exercise Price			Price	Exercisable
Outstanding, December 31, 2002	226,350	$4.00	–	$22.97	18.65	205,913
Forfeited	(58,650)	4.00	–	22.97	20.03

Outstanding, December 31, 2003	167,700	4.00	–	22.97	18.16	167,700
Forfeited	(10,500)	7.5625	–	19.25	16.47

Outstanding, December 31, 2004	157,200	4.00	–	22.97	18.28	157,200
Forfeited	(55,250)	17.13	–	22.97	19.88
Expired	(1,950)			4.00	4.00

Outstanding, December 31, 2005	100,000	7.56	–	22.97	17.67	100,000

A summarization of stock options outstanding related to the Stock Option Plan at December 31, 2005 follows:

	Number	Options Outstanding		Options Exercisable
Range of	Outstanding	Weighted-Average	Weighted-	Number	Weighted-
Exercisable	At	Remaining	Average	Exercisable	Average
Options	12/31/05	Contractual Life	Exercise Price	12/31/05	Exercise Price
$ 7.56	5,500	0.14	7.56	5,500	7.56
17.13 – 22.97	94,500	2.63	18.26	94,500	18.26
The weighted average exercise price of options exercisable was $17.67, $18.28 and $18.16, respectively, at December 31, 2005, 2004 and 2003. The weighted average remaining contractual life of outstanding options was 2.50 years at December 31, 2005.
All options granted under the Stock Option Plan have a contractual life of 10 years from the date of grant and previously vested ratably generally over a four-year period from the date of grant. On September 20, 2005, the Company fully vested the unvested portion of its outstanding stock options.
The Tower Automotive Inc. Long Term Incentive Plan (“Incentive Plan”), which was approved by stockholders and adopted in 1999, is designed to promote the long-term success of the Company through stock based compensation by aligning the interests of participants with those of its stockholders. Eligible participants under the Incentive Plan include key company colleagues, directors, and outside consultants. Awards under the Incentive Plan may include stock options, stock appreciation rights, performance shares and other stock based awards. The option exercise price must be at least equal to the fair value of the Common Stock at the time the option is granted. The Company’s Board of Directors determines vesting at the date of grant and in no event can be less than six months from the date of grant. The Incentive Plan provides for the issuance of up to 3,000,000 shares of common stock. As of December 31, 2005, 1,703,833 shares of common stock were available for issuance under the Incentive Plan. A committee of the Board of Directors is responsible for administration, participant selection and determination of terms and conditions of the Incentive Plan.
A summarization of options granted pertaining to the Incentive Plan follows:

				Weighted
			Weighted	Average Fair
	Shares		Average	Value of
	Under		Exercise	Options
	Option	Exercise Price	Price	Granted	Exercisable
Outstanding, December 31, 2002	2,957,445	9.63 – 26.81	13.46	7.79	925,605
Granted	562,900	3.16	3.16
Granted	3,000	4.55	4.55
Forfeited	(1,234,232)	3.16 – 13.75	12.35

Outstanding, December 31, 2003	2,289,113	3.16 – 26.81	11.51	6.50	1,024,239
Granted	534,800	1.99 – 7.08	3.71
Exercised	(23,750)	3.16	3.16
Forfeited	(503,322)	3.16 – 13.75	9.21

Outstanding, December 31, 2004	2,296,841	3.16 – 13.75	10.29	5.95	708,790
Granted	100,000	2.37	2.37
Forfeited	(469,326)	2.93 – 13.75	9.21

Outstanding, December 31, 2005	1,927,515	$1.99 – $26.81	$10.15	$5.81	1,927,515

The following table summarizes certain information pertaining to stock options outstanding under the Incentive Plan:

	Number	Options Outstanding		Options Exercisable
Range of	Outstanding	Weighted-Average		Number
Exercisable	At	Remaining	Weighted-Average	Exercisable	Weighted-Average
Options	12/31/05	Contractual Life	Exercise Price	12/31/05	Exercise Price
$ 1.99 – $7.08	739,625	8.12 yrs.	$3.40	739,625	$3.40
11.33 – 15.56	1,066,400	5.10 yrs.	12.93	1,066,400	12.93
26.81	121,490	3.31 yrs.	26.81	121,490	26.81
Prior to September 20, 2005, options vested ratably over a four-year period from the date of grant. On September 20, 2005, the Company fully vested the unvested portion of its outstanding stock options. The weighted average exercise price of exercisable options was $10.15, $15.59 and $14.49, respectively, at December 31, 2005, 2004 and 2003. The weighted average remaining contractual life of outstanding options was 6.14 years at December 31, 2005. Information on shares of restricted stock into which options granted under this plan have been converted is set forth below under the caption “Restricted Stock.”
Independent Director Stock Option Plan
In February 1996, the Company’s Board of Directors approved the Tower Automotive, Inc. Independent Director Stock Option Plan (the “Director Option Plan”) that provides for the grant of options to independent directors, as defined in the plan, to acquire up to 200,000 shares of the Company’s Common Stock, subject to certain adjustments reflecting changes in the Company’s capitalization. As of December 31, 2005, 84,800 shares of common stock were available for issuance under the Director Option Plan. The option exercise price must be at least equal to the fair value of the Common Stock at the time the option is granted. The Company’s Board of Directors determines vesting at the date of grant and in no event can be less than six months from the date of grant.
A summarization of information pertaining to the Director Option Plan follows:

Weighted
			Weighted	Average Fair
	Shares		Average	Value of
	Under		Exercise	Options
	Option	Exercise Price	Price	Granted	Exercisable
Outstanding, December 31, 2005, 2004 and 2003	100,200	$7.56 – 22.97	$17.82	$9.42	100,200
A summarization of certain information pertaining to stock options outstanding at December 31, 2005 in relation to the Director Option Plan follows:

		Options Outstanding		Options Exercisable
Range of	Number	Weighted-Average		Number
Exercisable	Outstanding	Remaining	Weighted-Average	Exercisable	Weighted-Average
Options	At 12/31/05	Contractual Life	Exercise Price	12/31/05	Exercise Price
$ 7.56	15,000	0.14	$7.56	15,000	$7.56
$18.94-$22.97	85,200	2.08	19.63	85,200	$19.63
The weighted average exercise price of exercisable options was $17.82 at December 31, 2005, 2004 and 2003. The weighted average remaining contractual life of outstanding options was 1.79 years at December 31, 2005.
Employee Stock Purchase Plan
The Company sponsors an employee stock discount purchase plan, which originally provided for the sale, to colleagues only, of up to 1,400,000 shares of the Company’s Common Stock at discounted purchase prices, subject to certain limitations. During the first quarter of 2004, the Company had no shares available for future purchases under the plan. In May 2004, stockholders approved an amendment to the plan to make an additional 400,000 shares available for purchase under the plan. The cost per share under this plan is 85 percent of the market value of the Company’s common stock at the date of purchase, as defined in the plan. During the years ended December 31, 2005, 2004 and 2003, 27,645, 15,912 and 252,156 shares of Common Stock were purchased by colleagues pursuant to this plan. The weighted average fair value of shares sold to colleagues under this plan was $2.09 and $2.59, respectively, in 2004 and 2003. In January 2005, the Company suspended purchases under its Employee Stock Purchase Plan, effective as of January 1, 2005.
Deferred Stock Plans
The Company also sponsors the Tower Automotive, Inc. Key Leadership Deferred Income Stock Purchase Plan and the Tower Automotive, Inc. Director Deferred Stock Purchase Plan (the “Deferred Stock Plans”), which allow certain colleagues to defer receipt of all or a portion of their annual cash bonus and allows outside directors to defer all or a portion of their annual retainer. The Company made a matching contribution of one-third of the deferral. The Company matching contribution vests on the 15th day of December of the second plan year following the date of the deferral. In accordance with the terms of the plans, the deferral and the Company’s matching contribution may be placed in a “Rabbi” trust, which invests solely in the Company’s Common Stock. This trust arrangement offers a degree of assurance for ultimate payment of benefits without causing constructive receipt for income tax purposes. Distributions from the trust can only be made in the form of the Company’s Common Stock. The assets in the trust remain subject to the claims of creditors of the Company and are not the property of the colleague or outside director; therefore, the assets in the trust are included as a separate component of stockholders’ investment under the caption “Deferred Compensation Plans”. Under these plans, $0.6 million and $3.4 million were deferred (including employer match) during the years ended December 31, 2004 and 2003, respectively. Effective January 1, 2005, participant and Company deferrals to this plan ceased. Effective February 2, 2005, the date the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Code, all assets in the trust were frozen and are subject to compromise in the Company’s bankruptcy proceedings.
Restricted Stock
In July 2001, the Company offered its existing colleagues and designated consultants the right to exchange certain Company stock options, having an exercise price of $17.125 or more, for shares of restricted stock. As a result of this offer, effective September 17, 2001, the Company issued 530,671 shares of its common stock under the Tower Automotive, Inc. Long Term Incentive Plan, subject to certain restrictions and risks of forfeiture, in exchange for the surrender of options to purchase a total of 1,503,500 shares of the Company’s common stock. The cost of this exchange was recorded in stockholders’ investment as deferred compensation based upon the fair value of stock issued and was being expensed over the applicable vesting periods. The weighted average fair value of shares granted in 2005, 2004, and 2003 was $2.37, $4.42, and $3.64, respectively. During the years ended December 31, 2004 and 2003, 342,736 and 2,920 shares vested, respectively, and 26,031 shares and 98,172 shares were forfeited, respectively. As of December 31, 2004, no shares remain restricted.
During the years ended December 31, 2005, 2004 and 2003, a committee of the board of directors awarded 300,000, 220,720 and 210,360 shares, respectively, of its common stock under the Tower Automotive, Inc. Long Term Incentive Plan, subject to certain restrictions and risks of forfeiture, to certain colleagues. During the years ended December 31, 2005, 2004 and 2003, 82,980, 47,387 shares and 19,620 shares, respectively, were forfeited. During the years ended December 31, 2005 and 2004, 20,000 and 62,833 shares, respectively, vested. As of December 31, 2005, 558,260 shares remain restricted.
11. Employee Benefit Plans
The Company sponsors various pension and other postretirement benefit plans for its employees.
Retirement Plans
The Company’s UAW Retirement Income Plan and the Tower Automotive Pension Plan provide for substantially all U.S. union employees. Benefits under the plans are based on years of service. Contributions by the Company are intended to provide not only for benefits attributed to service to date, but also for those benefits expected to be earned in the future. The Company’s funding policy is to annually contribute the amounts sufficient to meet the higher of the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 or the minimum funding requirements under the Company’s union contracts. The Company expects minimum pension funding requirements of $30.4 million during 2006. Expected benefit payments amount to $16.2 million, $17.4 million, $18.4 million, $19.1 million and $20.0 million, respectively, for the years 2006, 2007, 2008, 2009 and 2010 for a total of $91.1 million during that five-year period. Aggregate expected benefit payments for the years 2011 through 2015 are $103.4 million. The Company’s obligations under these retirement plans may be subject to compromise in the Company’s bankruptcy proceedings.
The following table provides a reconciliation of the changes in the benefit obligations and fair value of assets for the defined benefit pension plans (in thousands):

	2005	2004
Reconciliation of fair value of plan assets:
Fair value of plan assets at the beginning of the year	$166,009	$133,554
Actual return on plan assets	19,138	16,841
Employer contributions	27,480	30,832
Plan expenses paid	(1,160)	(1,010)
Benefits paid	(19,682)	(14,208)

Fair value of plan assets at the end of the year	$191,785	$166,009

Change in Benefit Obligations:
Benefit obligations at the beginning of the year	$280,748	$241,630
Service cost	4,628	8,560
Interest cost	15,449	14,505
Plan amendments	2,285	19,603
Actuarial loss (gain)	(564)	10,658
Benefits paid	(19,682)	(14,208)

Benefit obligations at the end of the year	$282,864	$280,748

Funded Status Reconciliation:
Funded status	$(91,079)	$(108,477)
Unrecognized prior service cost	11,542	40,737
Unrecognized actuarial losses	71,901	82,004
Contributions made after measurement date	5,547	6,262

Net amount recognized	$(2,089)	$20,526

Amounts recognized on the balance sheet as of each year end:
Accrued benefit liability recorded as subject to compromise as of December 31, 2005	$(91,079)	$(108,477)
Intangible asset	11,542	40,737
Accumulated other comprehensive income	71,901	82,004
Contributions made after measurement date	5,547	6,262

Net amount recognized	$(2,089)	$20,526

In connection with the restructuring plans discussed in Note 7, benefits for certain employees covered by the Tower Automotive Pension Plan and the UAW Retirement Income Plan are accounted for as curtailment and special termination benefits for the periods ended December 31, 2005 and 2003.
At the September 30, 2005 measurement date, the accumulated benefit obligation of the Company’s under funded defined benefit pension plans exceeded plan assets by approximately $91.1 million. The accumulated benefit obligation and the projected benefit obligation are equal during the years ended December 31, 2005 and 2004.
The following table provides the components of net periodic pension benefit cost for the plans (in thousands):

	2005	2004	2003
Service cost	$4,628	$8,560	$6,517
Interest cost	15,449	14,505	13,949
Expected return on plan assets	(15,096)	(12,179)	(9,751)
Amortization of transition asset	—	(5)	(31)
Amortization of prior service cost	3,378	4,216	2,380
Amortization of net (gains) losses	4,112	3,741	4,435
Curtailment loss	30,647	—	3,632

Net periodic benefit cost	$43,118	$18,838	$21,131

The reversal of the pension curtailment loss of $6.3 million, recognized in the first quarter of 2004, associated with the Company’s decision to not move the Ford Ranger frame assembly is not reflected in the table immediately above but is reflected in the Company’s Statement of Operations for the year ended December 31, 2004 as a restructuring charge reversal. (See Note 7).
The assumptions used in the measurement of the Company’s benefit obligation, based upon a September 30 measurement date, are as follows:

	2005	2004
Weighted-average assumptions at each year end:
Discount rate	5.50%	5.50%
Expected return on plan assets	7.25%	8.50%
Rate of compensation increase	4.50%	4.50%
The assumptions used in determining net periodic benefit cost are shown below.

	2005	2004	2003
Discount rate	5.50%	5.95%	6.75%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.50%	4.50%	4.50%
The Company’s allocations of plan assets on the September 30, 2005 and 2004 measurement dates are as follows:

	2005	2004	Target
Equity securities	58%	56%	57%
Fixed income investments	33%	34%	34%
Real estate	5%	5%	5%
Cash equivalents	4%	5%	4%
The present value of the Company’s pension benefit obligation is calculated through the use of the discount rate. The discount rate used is established annually at the measurement date and reflects the construction of a hypothetical portfolio of high quality instruments with maturities that mirror the timing and amounts of future benefits.
The expected long-term rate of return on plan assets is based on the expected return of each of the above categories, weighted based on the median of the target allocation for each class. Over the long term, equity securities are expected to return between 9% and 11%, fixed income investments are expected to return between 6% and 7%, and cash is expected to return between 3% and 4%. Based on historical experience, the Company expects that the asset managers overseeing plan assets will provide a 0.5% to 1% per annum premium to their respective market benchmark indices.
The investment policy, as established by the Company’s Defined Benefit Investment Committee (“the Committee”), allows for effective supervision, monitoring, and evaluating of the investment of the Company’s retirement plan assets. This includes setting forth an investment structure for managing assets and providing guidelines for each portfolio to control the level of overall risk and liquidity. The cash inflows and outflows will be deployed in a manner consistent with the above target allocations. If the Committee determines cash flows to be insufficient within the strategic allocation target ranges, the Committee shall decide whether to effect transactions to bring the strategic allocation within the threshold ranges. Plan assets do not include equity securities of the Company.
The Company sponsors various qualified profit sharing and defined contribution retirement plans. Each plan serves a defined group of colleagues and has varying required and discretionary Company contributions. The Company’s contributions may be required by collective bargaining agreements for certain plans The Company ceased matching discretionary contributions in July 2005, if allowed under the particular plan. Expense related to these plans was $4.7 million, $7.1 million and $12.8 million, respectively, during 2005, 2004 and 2003.
Supplemental Retirement Plan
The Tower Automotive Supplemental Retirement Plan allowed certain colleagues who are restricted in their contributions to the Tower Automotive Retirement Plan, by certain statutory benefit limitations, to defer receipt of all or a portion of their annual cash compensation. The Company made a matching contribution based on the terms of the plan. A portion of the Company’s matching contributions vested immediately and the remaining portion vested on the first day of the third plan year following the date of the colleague’s deferral. Effective January 1, 2005, colleague and Company contributions to this plan ceased. Effective February 2, 2005, the date the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Code, all assets related to this plan were frozen and are subject to compromise in the Company’s bankruptcy proceedings.
Retirement Plans of Non-U.S. Operations
The Company has no defined benefit pension plans associated with its non-U.S. operations. The Company primarily provides severance benefits to colleagues that have terminated their employment due to retirement or otherwise. The amount associated with such benefits depends upon the length of service of the colleague and also upon whether the termination was voluntary or at the request of the Company. Expenses associated with these non-U.S. plans amounted to $3.4 million, $2.9 million and $4.6 million, respectively, during 2005, 2004 and 2003.
Other Post Employment Plans
The Company provides certain medical insurance benefits for retired employees. Certain U.S. employees of the Company are eligible for these benefits if they fulfill the eligibility requirements specified by the plans. Certain retirees between the ages of 55 and 62 must contribute all or a portion of the cost of their coverage. Benefits are continued for dependents of eligible retiree participants subsequent to the death of the retiree. The Company has reached agreements with certain retirees and active U.S. employees to modify the benefits payable under the various plans. Accordingly, it is not possible to reasonably estimate the amount of benefit payments to be made in future years related to the plans. In addition, the Company’s benefit obligations under these post-retirement benefit plans may be subject to compromise under the Company’s bankruptcy proceedings.
The following table provides a reconciliation of the changes in the benefit obligations and funded status of the Company’s other post employment benefit plans (in thousands):

	2005	2004
Reconciliation of fair value of plan assets:
Fair value of plan assets at the beginning of the year	$—	$—
Employer contributions	21,719	22,099
Benefits paid	(21,719)	(22,099)

Fair value of plan assets at the end of the year	$—	$—

Change in Benefit Obligations:
Benefit obligations at the beginning of the year	$173,026	$135,209
Service cost	505	378
Interest cost	8,528	7,738
Plan amendments	(415)	—
Actuarial loss (gain)	(356)	51,659
Benefits paid	(21,719)	(22,099)
Curtailment loss	7,239	141

Benefit obligations at the end of the year	$166,808	$173,026

Funded Status Reconciliation:
Funded status	$(166,808)	$(173,026)
Unrecognized actuarial losses	84,890	98,480
Contributions after the measurement date	4,565	5,704

Net amount recognized	$(77,353)	$(68,842)

Amounts recognized on the balance sheet as of each year end:
Accrued benefit liability recorded as subject to compromise as of December 31, 2005	$(77,353)	$(68,842)

The following table provides the components of net periodic benefit cost for the plans (in thousands):

	2005	2004	2003
Service cost	$505	$378	$667
Interest cost	8,528	7,738	8,313
Amortization of actuarial loss	12,854	5,981	3,569
Curtailment loss	7,239	141	2,644

Net periodic benefit cost	$29,126	$14,238	$15,193

The discount rate used to measure the Company’s post employment benefit obligation was 5.25% for 2005 and 5.00% for 2004. The discount rate used to determine net periodic benefit costs was 5.00% in 2005, 5.95% in 2004, and 6.75% in 2003. The rate used reflects the construction of a hypothetical portfolio of high quality instruments that mirror the timing and amounts of future benefits. The measurement date for the Company’s post retirement benefit plans is September 30.
For measurement purposes, an 11.0% annual rate of increase in per capita cost of covered health care benefits was assumed for 2006. The rate was assumed to decrease gradually to 5.00% by 2015 and remain at that level thereafter.
Assumed health care cost trend rates have a significant effect on the amounts reported for the post retirement medical plans. A one percentage point change in assumed health care costs trend rates would have the following effects (in thousands):

	Increase	Decrease
One percentage point change:
Effect on total service and interest cost components	$161	$150
Effect on the accumulated benefit obligation	$4,163	$3,557
The Medicare Prescription Drug Improvement and Modernization Act of 2003 reduced the Company’s accumulated postretirement benefit obligation by approximately $4.0 million, and decreased the postretirement unrecognized actuarial losses by approximately $4.0 million based upon the measurement of the Company’s postretirement benefit obligation as of September 30, 2004.
12. Related Party Transactions
The Company made payments to Hidden Creek Industries, an affiliate of the Company, for certain acquisition- related and other management consulting services totaling $0.8 million during 2003. No payments were made to Hidden Creek Industries during 2005 and 2004.
The Company made pension payments of approximately $255,000 in 2005, $255,000 in 2004 and $231,000 in 2003 to the mother of Gyula Meleghy, an executive officer of the Company, as required pursuant to the terms of the acquisition by the Company of Dr. Meleghy & Co GmbH on January 1, 2000. In addition, the Company purchased certain services from a business owned by his wife totaling approximately $70,000 in 2005, $103,000 in 2004 and $71,000 in 2003.

13. Segment Information
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

	North
	America	International	Total
2005:
Revenues	$1,994,552	$1,289,101	$3,283,653
Interest expense, net	70,616	32,421	103,037
Operating income (loss)	(154,399)	63,633	(90,766)
Total assets	1,156,513	1,134,713	2,291,226
Capital expenditures	45,137	78,392	123,529
Depreciation expense	105,684	73,003	178,687
Restructuring and asset impairment charges, net	126,967	2,624	129,591
Chapter 11 and related reorganization items	167,438	—	167,438
Income (loss) before provision (benefit) for income taxes	(392,453)	31,212	(361,241)
Provision (benefit) for income taxes	(2,102)	18,540	16,438
2004:
Revenues	$2,082,776	$1,095,948	$3,178,724
Interest expense, net	128,435	13,543	141,978
Operating income (loss)	(337,855)	81,804	(256,051)
Total assets	1,438,858	1,124,480	2,563,338
Capital expenditures	144,663	66,263	210,926
Depreciation expense	96,091	56,065	152,156
Restructuring and asset impairment charges, net	(1,384)	671	(713)
Goodwill impairment charge	337,230	—	337,230
Income (loss) before provision (benefit) for income taxes	(438,759)	44,590	(394,169)
Provision (benefit) for income taxes	176,373	(1,575)	174,798
2003:
Revenues	$1,987,701	$828,048	$2,815,749
Interest expense, net	80,111	12,636	92,747
Operating income (loss)	(111,703)	53,731	(57,972)
Total assets	1,892,602	953,807	2,846,409
Capital expenditures	140,226	89,900	230,126
Depreciation expense	105,084	46,114	151,198
Restructuring and asset impairment charges, net	153,884	3,648	157,532
Income (loss) before provision (benefit) for income taxes	(183,070)	32,351	(150,719)
Provision (benefit) for income taxes	(59,704)	8,893	(50,811)

Inter-segment sales are not significant for any period presented. Capital expenditures does not equal cash disbursed for purchases of property, plant, and equipment as presented in the accompanying consolidated statements of cash flows, as capital expenditures includes amounts paid and accrued during the periods presented.

The following is a summary of revenues and long-lived assets by geographic location (in thousands):

	Years Ended and End of Year December 31,
	2005		2004		2003
		Long-Lived		Long-Lived		Long-Lived
	Revenues	Assets	Revenues	Assets	Revenues	Assets
North America	$1,994,552	$565,756	$2,082,776	$728,603	$1,987,701	$679,634

Europe	752,042	237,086	643,244	257,268	426,778	242,766

Asia	441,128	234,651	391,530	236,191	359,583	183,995

South America	95,931	18,549	61,174	14,218	41,687	12,923

	$3,283,653	$1,056,042	$3,178,724	$1,236,280	$2,815,749	$1,119,318

Revenues are attributed to geographic locations based on the location of specific production. Long-lived assets consist of net property, plant and equipment and capitalized tooling.
The following is a summary of the approximate composition by product category of the Company’s revenues (in thousands):

	Years Ended December 31,
	2005	2004	2003
Body structures and assemblies	$1,492,001	$1,255,980	$1,203,772
Complex body-in-white assemblies	393,719	233,853	—
Lower vehicle frames and structures	777,365	872,873	955,301
Chassis modules and systems	403,242	513,014	354,411
Suspension components	179,687	243,842	221,777
Other	37,639	59,162	80,488

	$3,283,653	$3,178,724	$2,815,749

The Company sells its products directly to automotive manufacturers. Following is a summary of customers that accounted for 10 percent or more of consolidated revenues in each of the three years ended December 31, 2005:

	2005	2004	2003
Ford Motor Company	30%	34%	35%
General Motors	13	14	10
DaimlerChrysler	11	14	19
Hyundai/Kia	11	10	9
Renault/Nissan	10	5	1
Receivables from the above-mentioned customers, potentially subjecting the Company to concentration of credit risks, represented 31% of total accounts receivable for both years at December 31, 2005 and 2004.

14. Commitments and Contingencies
Leases
The Company leases office and manufacturing space and certain equipment under non-cancelable lease agreements, which require the Company to pay maintenance, insurance, taxes and other expenses in addition to rental payments. The Company has entered into leasing commitments with lease terms expiring between the years 2006 and 2020. The properties covered under these leases include manufacturing equipment and facilities and administrative offices and equipment. Rent expense for all operating leases totaled $67.0 million, $90.0 million and $72.5 million in 2005, 2004 and 2003 respectively. Future minimum capital and operating lease payments at December 31, 2005 are as follows (in thousands):

Year	Operating Leases	Capital Leases
2006	$38,435	$7,775
2007	34,914	5,667
2008	33,192	5,104
2009	31,099	8,099
2010	21,788	2,281
Thereafter	71,565	16,503

	$230,993	45,429

Less-amount representing interest		(10,213)

Present value of minimum lease payments		$35,216

The amounts of these rental commitments have not been adjusted to reflect any potential impact that the bankruptcy proceedings may have upon the timing and valuation of such commitments (See Note 2).
Purchase Commitments
As of December 31, 2005, the Company was obligated under executory purchase orders for approximately $122.4 million of tooling and $35.2 million of capital expenditures.
Key Employee Retention Plan Agreements
On March 30, 2005, the Bankruptcy Court entered an order approving the execution and implementation by the Company of Key Employee Retention Plan Agreements (the “KERP Agreements”) and the assumption of certain executive contracts.
The Company entered into the KERP Agreements to ensure the continued contributions of its key employees during the Company’s Chapter 11 bankruptcy proceedings. Under each KERP Agreement, the Company agrees to pay the applicable employee a retention incentive. The total amount of the retention incentive (which varies by employee from 40% to 110% of base salary) is payable in four installments of 25% each, conditioned upon the employee’s continued employment by the Company through each of the scheduled payment dates. The four scheduled payment dates are (1) May 2, 2005; (2) November 2, 2005; (3) the confirmation of a plan of reorganization in the Company’s Chapter 11 proceedings; and (4) six months after the confirmation of a plan of reorganization in the Company’s Chapter 11 proceedings. The approximate cost of the KERP Agreements and the assumption of certain executive contracts is approximately $13.2 million. During the year ended December 31, 2005, the Company recognized expense of $5.4 million in relation to this plan.
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
Settlement
In October 2005, the Bankruptcy Court approved a settlement agreement between the Company and a vendor. As a result of this settlement, the Company recognized a gain of $7.7 million in the fourth quarter of 2005, which is reflected as other income in the accompanying consolidated statement of operations.

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
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The established liability for environmental matters is based upon management’s best estimates of expected investigation/remediation costs related to environmental contamination. It is possible that actual costs associated with these matters will exceed the environmental reserves established by the Company. Inherent uncertainties exist in the estimates, primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability and evolving technologies for handling site remediation and restoration. At December 31, 2005 and 2004, the Company had accrued $11.4 million and $16.3 million, respectively, for environmental remediation.
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
On February 2, 2005, the Debtors filed a voluntary petition for relief under the Bankruptcy Code. The cases of each of the Debtors were consolidated for the purpose of joint administration (See Note 2). As a result of the commencement of the Chapter 11 proceedings by the Debtors, an automatic stay has been imposed against the commencement or continuation of legal proceedings, pertaining to claims existing as of February 2, 2005, against the Debtors outside of the Bankruptcy Court. Claimants against the Debtors may assert their claims in the Chapter 11 proceedings by filing a proof of claim, to which the Debtors may object and seek a determination from the Bankruptcy Court as to the allowability of the claim. Claimants who desire to liquidate their claims in legal proceedings outside of the Bankruptcy Court will be required to obtain relief from the automatic stay by order of the Bankruptcy Court. If such relief is granted, the automatic stay will remain in effect with respect to the collection of liquidated claim amounts. Generally, all claims against the Debtors that seek a recovery from assets of the Debtors’ estates will be addressed in the Chapter 11 proceedings and paid only pursuant to the terms of a confirmed plan of reorganization. The Company requested an extension of the required due date for the filing of its plan of reorganization. The Bankruptcy Court approved an extension of the due date to June 27, 2006.
On November 29, 2005, the Company’s joint venture partner in Metalsa, Grupo Proeza, S.A. de C.V. (“Proeza”) filed a lawsuit in Mexico against Tower Mexico, Metalsa, and certain of Tower Mexico’s directors. Proeza’s lawsuit alleges certain breaches of Tower Mexico’s obligations under the governing documents of the joint venture and asserts certain rights in connection with the alleged change in control of Tower Mexico. As a result of these allegations, Proeza seeks either the rescission of the joint venture relationship or the redemption of Tower Mexico’s investment in Metalsa. The Company believes that Proeza’s claims and assertions are without merit and has vigorously defended this matter, including the venue of the litigation.
In addition, the Company has initiated an adversary proceeding against Proeza in the Chapter 11 proceedings. In the adversary proceeding, the Company alleges that Proeza filed the Mexico lawsuit in violation of the governing documents of the joint venture and seeks an order staying the Mexico lawsuit and compelling Proeza to arbitrate the claims raised therein under the auspices of the International Chamber of Commerce (ICC) in Paris, France. The Company has also filed with the ICC a request for arbitration of the disputes raised in the Mexico lawsuits.

15. Quarterly Financial Data (Unaudited)
The following is a condensed summary of quarterly results of operations for 2005 and 2004. Restructuring and asset impairment charges are reflected in the quarters of 2005 and 2004 as described in Note 7 (in thousands, except per share amounts):

						Earnings
						(Loss)
			Income (Loss)		Basic	Per Share	Diluted
			Before		Earnings	Before	Earnings
		Gross	Accounting	Net Income	(Loss)	Accounting	(Loss)
	Revenues	Profit	Change	(Loss)	Per Share	Change	Per Share
2005:

First	$915,880	$64,791	$(98,798)	$(98,798)	$(1.68)	$(1.68)	$(1.68)
Second	923,014	79,389	(133,650)	(133,650)	(2.28)	(2.28)	(2.28)
Third	712,664	24,062	(76,556)	(76,556)	(1.31)	(1.31)	(1.31)
Fourth	732,095	12,558	(56,516)	(64,368)	(1.10)	(0.97)	(1.10)

	$3,283,653	$180,800	$(365,520)	$(373,372)	$(6.37)	$(6.24)	$(6.37)

2004:
First	$781,236	$60,645	$12,018	$12,018	$0.21	$0.21	$0.21
Second	783,213	68,714	(2,657)	(2,657)	(0.05)	(0.05)	(0.05)
Third	722,334	32,384	(20,218)	(20,218)	(0.35)	(0.35)	(0.35)
Fourth (as restated, see Note 1)	891,941	63,940	(540,762)	(540,762)	(9.31)	(9.31)	(9.31)

	$3,178,724	$225,683	$(551,619)	$(551,619)	$(9.50)	$(9.50)	$(9.50)

2004:

Fourth (as previously reported)	$891,941	$63,940	$(523,048)	$(523,048)	$(9.00)	$(9.00)	$(9.00)
In connection with the adoption of FIN 47, a non-cash, after-tax charge of $7.9 million was reflected as a change in accounting principle in the fourth quarter of 2005 (See Note 1).
In the fourth quarter of 2004, the Company recognized a goodwill impairment charge of $337.2 million (See Note 3).
16. Subsequent Events
In February 2006, the Company announced that it would begin discussions with the union at its Greenville, Michigan manufacturing facility regarding closing the facility. Subsequent to that time, the Company finalized its decision to close the facility. Such closure is expected to be completed by December 2006. The Company expects to incur approximately $7.5 million of employee termination costs, including potential costs to withdraw from a multi-employer retirement plan. In addition, the Company expects to incur approximately $2.9 million of other cash costs related to the relocation of equipment and other closure costs.
In April 2006, the Company submitted for approval to the Bankruptcy court settlement agreements with two groups representing current and future retirees. Both settlements include modifications of retiree health care benefits for both retired salaried employees as well as current and future retirees of the Company’s Milwaukee, WI facility.
In May 2006, the Bankruptcy Court approved the agreements, which have been objected to by the Company’s unsecured creditors committee. If implemented, salaried retirees will continue to receive current benefits through June 30, 2006. The salaried retirees will establish a Voluntary Employee Benefit Association (VEBA) trust to administer benefits after June 30, 2006. The Company will provide certain cash and equity consideration to the VEBA on July 1, 2006 and upon emergence from bankruptcy. Such consideration will total approximately $5 million. If the Company has not emerged from bankruptcy by July 1, 2006, certain supplemental cash payments to the VEBA will be made, until such time as the Company emerges from bankruptcy.
In May 2006, the Company announced its intention to enter into decision bargaining to downsize its Bluffton, OH facility and move work to other facilities in the U.S.
The agreement with current employees and retirees represented by unions at the Company’s Milwaukee, WI facility was also submitted for Bankruptcy Court approval, which has also been objected to by the Company’s unsecured creditors committee. If implemented, the Company will continue current benefit payments through June 30, 2006. A separate VEBA will be established and will administer benefits for retirees and their dependents beginning July 1,

2006. The Company will contribute approximately $30 million in equity of the reorganized Company upon emergence from bankruptcy. In addition, the Company may make additional cash contributions of up to $44.2 million to the VEBA if the reorganized company meets certain financial targets. If the Company has not emerged from bankruptcy by July 1,2006, the Company will make certain supplemental cash payments to the VEBA, until such time as the Company emerges from bankruptcy. In addition, the Company will make payments totaling approximately $3.5 million in settlement of all other outstanding matters with the impacted employees.
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

TOWER AUTOMOTIVE INC.
Consolidating Balance Sheet at December 31, 2005
(Amounts in thousands)

				Non-Guarantor	Non-Guarantor
	R.J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Assets

Current assets:
Cash and cash equivalents	$702	$—	$156	$64,790	$143	$—	$65,791
Accounts receivable	3,381	3,210	166,615	168,600	21,234	—	363,040
Inventories	—	—	60,068	48,114	15,251	—	123,433
Prepaid tooling and other	5,119	—	60,763	88,555	31,209	—	185,646

Total current assets	9,202	3,210	287,602	370,059	67,837	—	737,910

Property, plant and equipment, net	602	—	537,996	303,853	196,343	—	1,038,794
Investments in and advances to (from) affiliates	601,229	(99,312)	(749,021)	55,675	(3,124)	423,187	228,634
Goodwill	—	—	—	153,037	—	—	153,037
Other assets, net	27,386	—	33,573	53,787	18,105	—	132,851

	$638,419	$(96,102)	$110,150	$936,411	$279,161	$423,187	$2,291,226

Liabilities and Stockholders’ Investment (Deficit)

Current liabilities not subject to compromise:
Current maturities of long-term debt and capital lease obligations	$—	$—	$14,257	$11,074	$126,424	$—	$151,755
Accounts payable	5,372	—	128,697	186,821	57,926	—	378,816
Accrued liabilities	25,211	—	61,887	65,408	16,742	—	169,248

Total current liabilities	30,583	—	204,841	263,303	201,092	—	699,819

Liabilities subject to compromise	622,302	391,521	286,757	—	—	(16,363)	1,284,217

Non-Current Liabilities Not Subject to Compromise:
Long-term debt, net of current maturities	40,986	—	43,768	6,608	16,461	—	107,823
Debtor-in-possession borrowings	531,000	—	—	—	—	—	531,000
Obligations under capital leases, net of current maturities	—	—	—	30,308	—	—	30,308
Other noncurrent liabilities	11,963	—	20,135	76,968	16,616	—	125,682

Total noncurrent liabilities	583,949	—	63,903	113,884	33,077	—	794,813

Stockholders’ investment (deficit)	(598,415)	(487,623)	(445,351)	559,224	44,992	439,550	(487,623)

	$638,419	$(96,102)	$110,150	$936,411	$279,161	$423,187	$2,291,226

TOWER AUTOMOTIVE INC.
Consolidating Statement of Operations for the Year Ended December 31, 2005
(Amounts in thousands)

				Non-Guarantor	Non-Guarantor
	R.J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$—	$1,953,180	$958,039	$372,434	$—	$3,283,653

Cost of sales	(7,158)	—	1,897,493	845,201	367,317	—	3,102,853

Gross profit	7,158	—	55,687	112,838	5,117	—	180,800

Selling, general and administrative expenses	(6,634)	—	98,815	46,116	11,426	—	149,723

Restructuring and asset impairment charge	705	(6,281)	132,543	2,624	—	—	129,591

Other expense/(income)	(51,523)	—	39,211	4,564	—	—	(7,748)

Operating income (loss)	64,610	6,281	(214,882)	59,534	(6,309)	—	(90,766)

Interest expense	85,811	2,221	3,183	4,975	8,323	—	104,513

Interest income	(149)	—	(2)	(611)	(714)	—	(1,476)

Intercompany interest expense/(income)	(28,674)	—	6,335	23,618	(1,279)	—	—

Chapter 11 and related reorganization items	65,471	375	101,592	—	—	—	167,438

Income (loss) before provision for income taxes, equity in earnings of joint ventures and minority interest	(57,849)	3,685	(325,990)	31,552	(12,639)	—	(361,241)

Provision (benefit) for income taxes	(9,339)	—	—	27,015	(1,238)	—	16,438

Income (loss) before equity in earnings of joint ventures and minority interest	(48,510)	3,685	(325,990)	4,537	(11,401)	—	(377,679)

Equity earnings in joint ventures and subsidiaries, net	(328,547)	(377,057)	—	17,110	—	705,647	17,153
Minority interest, net of tax	—	—	—	(4,994)	—	—	(4,994)

	(377,057)	(373,372)	(325,990)	16,653	(11,401)	705,647	(365,520)
Cumulative effect of accounting change, net of tax	—	—	(6,547)	(1,116)	(189)	—	(7,852)

Net income (loss)	$(377,057)	$(373,372)	$(332,537)	$15,537	$(11,590)	$705,647	$(373,372)

TOWER AUTOMOTIVE INC.
Consolidating Statement of Cash Flows for the Year Ended December 31, 2005
(Amounts in thousands)

				Non-Guarantor	Non-Guarantor
	R. J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(377,057)	$(373,372)	$(332,537)	$15,537	$(11,590)	$705,647	$(373,372)
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities
Cumulative effect of change in accounting principle	—	—	6,547	1,116	189	—	7,852
Chapter 11 and related reorganization expenses, net	41,171	375	101,593	—	—	—	143,139
Non-cash restructuring and asset impairment charges, net	—	—	121,084	1,567	—	—	122,651
Depreciation	331	—	103,987	43,746	30,623	—	178,687
Deferred income tax provision (benefit)	(29,214)	—	(11,161)	38,781	(380)	—	(1,974)

Equity in earnings of joint ventures and subsidiaries, net	328,547	377,057	—	(17,110)	—	(705,647)	(17,153)
Changes in working capital and other operating items	(219,535)	(4,060)	81,698	13,126	8,993	—	(119,778)

Net cash provided by (used in) operating activities	(255,757)	—	71,211	96,763	27,835	—	(59,948)

INVESTING ACTIVITIES:

Cash disbursed for purchases of property, plant and equipment	—	—	(65,167)	(57,450)	(30,027)	—	(152,644)

Net cash provided by (used in) investing activities	—	—	(65,167)	(57,450)	(30,027)	—	(152,644)

FINANCING ACTIVITIES:

Proceeds from borrowings	—	—	—	16,414	39,738	—	56,152
Repayments of borrowings	(425,000)	—	(5,371)	(32,885)	(37,474)	—	(500,730)
Proceeds from DIP credit facility	1,293,507	—	—	—	—	—	1,293,507
Repayments of DIP credit facility	(719,647)	—	—	—	—	—	(719,647)

Net cash provided by (used for) financing activities	148,860	—	(5,371)	(16,471)	2,264	—	129,282

NET CHANGE IN CASH AND CASH EQUIVALENTS	(106,897)	—	673	22,842	72	—	(83,310)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	107,599	—	(517)	41,948	71	—	149,101

CASH AND CASH EQUIVALENTS, END OF YEAR	$702	$—	$156	$64,790	$143	$—	$65,791

TOWER AUTOMOTIVE INC.
Consolidating Balance Sheet at December 31, 2004
(Amounts in thousands)
(as restated, see Note 1)

				Non-Guarantor	Non-Guarantor
	R. J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Assets

Current assets:
Cash and cash equivalents	$107,599	$—	$(517)	$41,948	$71	$—	$149,101
Accounts receivable	47,373	—	70,636	188,352	39,670	—	346,031
Inventories	(372)	—	75,469	72,050	11,887	—	159,034
Prepaid tooling and other	4,427	—	54,618	53,947	11,946	—	124,938

Total current assets	159,027	—	200,206	356,297	63,574	—	779,104

Property, plant and equipment, net	601	—	690,646	319,785	194,608	—	1,205,640
Investments in joint ventures	227,740	—	—	—	—	—	227,740
Investments in and advances to (from) affiliates	540,017	268,893	(453,177)	(216,603)	4,278	(143,408)	—
Goodwill	—	—	—	174,563	—	—	174,563
Other assets, net	37,307	5,410	90,194	31,180	12,200	—	176,291

	$964,692	$274,303	$527,869	$665,222	$274,660	$(143,408)	$2,563,338

Liabilities and Stockholders’ Investment (Deficit)

Current liabilities:
Current maturities of long-term debt and capital lease obligations	$3,750	$—	$6,271	$24,460	$98,675	$—	$133,156
Accounts payable	29,052	—	366,329	184,876	57,861	—	638,118
Accrued liabilities	70,421	918	143,643	57,941	13,339	—	286,262

Total current liabilities	103,223	918	516,243	267,277	169,875	—	1,057,536

Long-term debt, net of current maturities	874,358	258,750	57,126	11,855	37,473	—	1,239,562
Convertible Senior Debentures	—	121,723	—	—	—	—	121,723
Obligations under capital leases, net of current maturities	—	—	—	36,472	351	—	36,823
Other noncurrent liabilities	40,001	—	149,776	12,576	12,429	—	214,782

Total noncurrent liabilities	914,359	380,473	206,902	60,903	50,253	—	1,612,890

Stockholders’ investment (deficit)	(52,890)	(107,088)	(195,276)	337,042	54,532	(143,408)	(107,088)

	$964,692	$274,303	$527,869	$665,222	$274,660	$(143,408)	$2,563,338

TOWER AUTOMOTIVE INC.
Consolidating Statement of Operations for the Year Ended December 31, 2004
(Amounts in thousands)
(as restated, see Note 1)

				Non-Guarantor	Non-Guarantor
	R. J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Revenues	$726	$—	$2,043,455	$816,524	$318,019	$—	$3,178,724

Cost of sales	(3,948)	—	1,950,790	714,245	291,954	—	2,953,041

Gross profit	4,674	—	92,665	102,279	26,065	—	225,683

Selling, general and administrative expenses	(1,596)	—	98,883	37,220	10,710	—	145,217

Restructuring and asset impairment charges, net	1,859	—	(3,243)	—	671	—	(713)

Goodwill impairment charges	—	—	326,309	10,921	—	—	337,230

Operating income (loss)	4,411	—	(329,284)	54,138	14,684	—	(256,051)

Interest expense (income), net	95,358	30,141	2,270	5,543	8,666	—	141,978

Unrealized gain on derivative	—	(3,860)	—	—	—	—	(3,860)

Income (loss) before provision for income taxes, equity in earnings of joint ventures and minority interest	(90,947)	(26,281)	(331,554)	48,595	6,018	—	(394,169)

Provision (benefit) for income taxes	158,875	21,716	(1,783)	(14,886)	10,876	—	174,798

Income (loss) before equity in earnings of joint ventures, minority interest and gain on sale of joint venture	(249,822)	(47,997)	(329,771)	63,481	(4,858)	—	(568,967)

Equity earnings in joint ventures and subsidiaries, net of tax	(263,532)	(503,622)	—	—	—	780,524	13,370
Gain on sale of joint venture investment, net of tax	9,732	—	—	—	—	—	9,732
Minority interest, net of tax	—	—	—	(5,754)	—	—	(5,754)

Net income (loss)	$(503,622)	$(551,619)	$(329,771)	$57,727	$(4,858)	$780,524	$(551,619)

TOWER AUTOMOTIVE INC.
Consolidating Statement of Cash Flows for the Year Ended December 31, 2004
(Amounts in thousands)
(as restated, see Note 1)

				Non-Guarantor	Non-Guarantor
	R. J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(503,622)	$(551,619)	$(329,771)	$57,727	$(4,858)	$780,524	$(551,619)
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities
Goodwill impairment charges	—	—	326,309	10,921	—	—	337,230
Non-cash restructuring and asset impairment charges, net	—	—	(6,276)	—	—	—	(6,276)
Depreciation and amortization	662	—	94,211	41,326	15,957	—	152,156
Deferred income tax provision (benefit)	128,966	21,716	38,234	(10,715)	(13,347)	—	164,854
Gain on sale of joint venture	(9,732)	—	—	—	—	—	(9,732)
Equity in earnings of joint ventures, net of tax	(13,370)	—	—	—	—	—	(13,370)
Changes in working capital and other operating items	903,048	(28,879)	(115,324)	(49,338)	32,598	(780,524)	(38,419)

Net cash provided by (used in) operating activities	505,952	(558,782)	7,383	49,921	30,350	—	34,824

INVESTING ACTIVITIES:
Capital expenditures, net	(4)	—	(121,042)	(26,851)	(23,093)	—	(170,990)
Net proceeds from sale of joint venture	(581,963)	633,663	—	—	—	—	51,700
Acquisitions, including joint venture interests and earn out payments	—	—	—	—	(21,299)	—	(21,299)

Net cash provided by (used in) investing activities	(581,967)	633,663	(121,042)	(26,851)	(44,392)	—	(140,589)

FINANCING ACTIVITIES:
Proceeds from borrowings	429,009	125,000	1	7,901	51,874	—	613,785
Repayment of borrowings	(245,395)	(199,984)	(5,211)	(29,442)	(39,889)	—	(519,921)
Net proceeds from issuance of common stock	—	103	—	—	—	—	103

Net cash provided by (used for) financing activities	183,614	(74,881)	(5,210)	(21,541)	11,985	—	93,967

NET CHANGE IN CASH AND CASH EQUIVALENTS	107,599	—	(118,869)	1,529	(2,057)	—	(11,798)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	—	118,352	40,419	2,128	—	160,899

CASH AND CASH EQUIVALENTS, END OF YEAR	$107,599	$—	$(517)	$41,948	$71	$—	$149,101

TOWER AUTOMOTIVE INC.
Consolidating Statement of Operations for the Year Ended December 31, 2003
(Amounts in thousands)

				Non-Guarantor	Non-Guarantor
	R. J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$—	$1,883,907	$635,915	$295,927	$—	$2,815,749

Cost of sales	—	—	1,738,388	546,362	275,939	—	2,560,689

Gross profit	—	—	145,519	89,553	19,988	—	255,060

Selling, general and administrative expenses	—	—	110,362	39,004	6,134	—	155,500

Restructuring and asset impairment charges, net	—	—	152,079	5,453	—	—	157,532

Operating income (loss)	—	—	(116,922)	45,096	13,854	—	(57,972)

Interest expense (income), net	61,714	27,464	(9,425)	4,454	8,540	—	92,747

Income (loss) before provision for income taxes, equity in earnings of joint ventures and minority interest	(61,714)	(27,464)	(107,497)	40,642	5,314	—	(150,719)

Provision (benefit) for income taxes	(20,549)	(9,336)	(36,552)	13,819	1,807	—	(50,811)

Income (loss) before equity in earnings of joint ventures and minority interest	(41,165)	(18,128)	(70,945)	26,823	3,507	—	(99,908)

Write-down of joint venture investment to market value, net of tax	(27,436)	—	—	—	—	—	(27,436)
Equity earnings in joint ventures and subsidiaries, net of tax	(32,182)	(100,783)	—	—	—	146,263	13,298
Minority interest, net of tax	—	(5,764)	—	(4,865)	—	—	(10,629)

Net income (loss)	$(100,783)	$(124,675)	$(70,945)	$21,958	$3,507	$146,263	$(124,675)

TOWER AUTOMOTIVE INC.
Consolidating Statement of Cash Flows for the Year Ended December 31, 2003
(Amounts in thousands)

				Non-Guarantor	Non-Guarantor
	R. J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(100,783)	$(124,675)	$(70,945)	$21,958	$3,507	$146,263	$(124,675)
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities
Restructuring and asset impairment charges, net	—	—	151,868	3,882	—	—	155,750
Customer recovery related to program cancellation	—	—	15,600	—	—	—	15,600
Depreciation	—	—	103,919	32,266	15,013	—	151,198
Deferred income tax expense (benefit)	—	—	(37,088)	740	321	—	(36,027)
Write-down of joint venture investment to market value	27,436	—	—	—	—	—	27,436
Equity in earnings of joint ventures, net of tax	(13,298)	—	—	—	—	—	(13,298)
Changes in working capital and other operating items	3,727	(10,796)	34,083	48,751	6,852	(73,803)	8,814

Net cash provided by (used in) operating activities	(82,918)	(135,471)	197,437	107,597	25,693	72,460	184,798

INVESTING ACTIVITIES:
Capital expenditures, net	—	—	(139,880)	(63,185)	(27,061)	—	(230,126)
Acquisitions and other, net	(119,278)	134,801	65,440	—	—	(72,460)	8,503

Net cash provided by (used in) investing activities	(119,278)	134,801	(74,440)	(63,185)	(27,061)	(72,460)	(221,623)

FINANCING ACTIVITIES:
Proceeds from borrowings	1,564,234	—	1,834	55,146	43,353	—	1,664,567
Repayments of borrowings	(1,362,038)	—	(6,479)	(68,330)	(44,365)	—	(1,481,212)
Net proceeds from issuance of common stock	—	670	—	—	—	—	670

Net cash provided by (used for) financing activities	202,196	670	(4,645)	(13,184)	(1,012)	—	184,025

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	118,352	31,228	(2,380)	—	147,200
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	—	—	9,191	4,508	—	13,699

CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$—	$118,352	$40,419	$2,128	$—	$160,899

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2005, the Company carried out the evaluation required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).) Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2005 were not effective. This determination was based upon the identification of material weaknesses in the Company’s internal control over financial reporting, which the Company views as an integral part of its disclosure controls and procedures. As a result of this conclusion, the Company performed additional analysis and other post-closing procedures to ensure the Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.
The following material weaknesses in internal control over financial reporting were identified:
(1) A material weakness in the Company’s North American operations resulting from the following collective internal control deficiencies:
•	Insufficient and uncompleted account reconciliations;

•	Insufficient review of account reconciliations;

•	Insufficient monitoring of machinery and equipment obsolescence;

•	Insufficient cut off procedures at period end;

•	Insufficient procedures for estimating accruals;

•	Ineffective monitoring of certain accounts;

•	Turnover in key positions; and

•	Ineffective mitigating controls to compensate for other control deficiencies.
To address this material weakness, the Company is implementing enhancements to its internal control over financial reporting. These steps include:
•	Enhanced oversight of locations with turnover in key positions;

•	Additional training on systems, processes and financial policies;

•	Reinforcement of existing policies requiring account reconciliations be performed and reviewed monthly; and

•	Increased monitoring activities.
(2) A material weakness in the Company’s Enterprise headquarters resulting from insufficient technical accounting expertise regarding reporting and disclosure of income tax matters.
To address this material weakness, the Company is implementing enhancements to its internal control over financial reporting. These steps include:
•	Increasing the number of qualified technical accounting resources at the Company’s Enterprise headquarters;

•	Providing additional training on financial reporting and disclosure of income tax matters to appropriate personnel; and

•	Strengthening its policies on research and review requirements for financial reporting and disclosure of income tax matters.
If not remediated, these material weaknesses could result in material misstatements in the Company’s annual and/or interim financial statements that might not be prevented or detected.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2005, the Company implemented changes in internal controls over financial reporting to continue its centralization and standardization activities. Such changes included:
•	Continuing the centralization of purchasing and accounts payable processing in its North American operations; and

•	Continuing the standardization of time and attendance systems in its North American operations through the utilization of a common time and attendance system.

In addition, the Company implemented changes in internal controls over financial reporting related to:

•	Improving the year-end process of accounting for pension and other postretirement benefit plans; and

•	Improving the process of accounting for contract rejection damages, as included in reorganization expense.

•	Improving the process of review of non-cash transactions for appropriate values in the consolidated financial statements.
No other changes occurred during the most recent fiscal quarter that had a material effect or are reasonably likely to have a material effect on internal control over financial reporting.
Item 9B. Other Information.
None.
PART III
Item 10. Directors and Executive Officers of the Registrant.
Directors
The following table sets forth certain information with respect to the Company’s directors as of May 31, 2006:

Name	Age	Position
S.A. (Tony) Johnson	66	Director and Chairman
Anthony G. Fernandes	61	Director
Juergen M. Geissinger	46	Director
Ali Jenab	43	Director
Kathleen A. Ligocki	49	Director, President and CEO
F. Joseph Loughrey	56	Director
James R. Lozelle	61	Director
Georgia R. Nelson	56	Director
S. A. (Tony) Johnson has served as Chairman and as a Director since April 1993. Mr. Johnson is currently a Managing Partner of OG Partners, a private industrial management company. Mr. Johnson is the founder of Hidden Creek Industries (“Hidden Creek”), which was a private industrial management company based in Minneapolis, MN. In the past, Hidden Creek has provided certain management and other services to Tower Automotive. Mr. Johnson served as a director of Dura Automotive Systems, Inc., a manufacturer of mechanical assemblies and integrated systems for the automotive industry, from 1990 to 2004. He also currently serves as a director and Chairman of the Compensation Committee of Commercial Vehicle Group, Inc. and as a director of J.L. French Automotive Castings, Inc. and Cooper-Standard Automotive.
Anthony G. Fernandes has served as a Director since 2003. Mr. Fernandes, who is retired, was Chairman, Chief Executive Officer and President of Philip Services Corporation, an industrial services and integrated metals recovery company, from 1999 to 2002. Mr. Fernandes is currently a director of Baker Hughes Corporation, Cytec Industries, Inc. and Black and Veatch.
Juergen M. Geissinger has served as a Director since May 2000. Dr. Geissinger is the President and Chief Executive Officer of INA Holding Schaeffler KG, a global manufacturer of bearings, linear guidance systems, automotive transmissions and engine systems and has served in this capacity since November 1998.
Ali Jenab has served as a Director since January 2001. Mr. Jenab is a director and the President and Chief Executive Officer of VA Software Corporation. From February 2001 until July 2003, he served as its Chief Operating Officer and from August 2000 until February 2001, its Senior Vice President and General Manager, Systems Division.

Kathleen Ligocki has served as a Director since September 2003 and as the President and Chief Executive Officer of the Company since August 2003. Ms. Ligocki joined the Company from Ford Motor Company, where she had most recently served as a corporate officer and Vice President, Ford Customer Service Division. During her five year tenure at Ford, Ms. Ligocki held various other positions, including President and CEO, Ford of Mexico; Vice President, North American Marketing and Operations; and Director of Business Strategy. Ms. Ligocki is a director of Ashland Inc., a diversified specialty chemical company. She is also a director of Kettering University, the National Defense University Foundation, and several non-profit organizations. Ms. Ligocki also currently serves on the Executive Committees of the Manufacturer’s Original Equipment Suppliers Association (“OESA”) and the Manufacturer’s Alliance.
F. Joseph Loughrey has served as a Director since November 1994. Mr. Loughrey is the President and Chief Operating Officer of Cummins, Inc., the world’s leader in the manufacture of large diesel engines. He is also a director of Cummins, Inc. and serves on its Technology and Environment Committee. Mr. Loughrey is currently a director of the Cummins Foundation, the Columbus Learning Center Management Corporation and Chairman of the Board of Trustees for the Manufacturing Institute. He also currently serves as a director of Sauer-Danfoss, Inc., a worldwide leader in the design, manufacture and sale of engineered hydraulic systems and components, and is a member of that company’s Compensation and Audit Committee.
James R. Lozelle has served as a Director since May 1994. Mr. Lozelle, who is retired, served as Executive Vice President for the Company, with responsibility for the Company’s operations in Milwaukee, Wisconsin and Roanoke, Virginia, from April 1997 to January 1999.
Georgia R. Nelson has served as a Director since May 2001. Ms. Nelson has served as the President and Chief Executive Officer of PTI Resources, LLC. since June 2005. Prior to June 2005, Ms. Nelson served as President of Midwest Generation EME, LLC, a wholesale power generator, an Edison International company since it was established in 1999 as a subsidiary of Edison Mission Energy. Ms. Nelson also served as General Manager of Edison Mission Energy — Americas, a global independent power operating, development and trading company. Ms. Nelson is a director of Cummins, Inc. and serves on its Audit, Compensation, Environment and Technology Committees. She is also currently a director of Nicor, Inc.
The above mentioned individuals are appointed annually or until their successors are duly elected and have qualified, or until their earlier death, resignation or removal. Due to the Company’s Chapter 11 filing, the Company has not held the Company’s 2006 annual meeting of stockholders, and the Company has no current plans to hold such a meeting. The Company’s directors were last elected at the Company’s annual meeting of stockholders held on May 20, 2004.
Executive Officers
The following table sets forth certain information with respect to the Company’s executive officers as of May 31, 2006:

Name	Age	Position
Kathleen A. Ligocki	49	President and Chief Executive Officer and Director
James A. Mallak	51	Chief Financial Officer
D. William Pumphrey	46	President, North America
Gyula Meleghy	51	President, Europe and South America
Vincent Pairet	43	President, Asia
David Di Rita	42	Senior Vice President, General Counsel and Secretary
E. Renee Franklin	40	Senior Vice President, Global Human Resources
Jeffrey L. Kersten	38	Senior Vice President, Strategy and Business Development
Kathy J. Johnston	48	Senior Vice President, Restructuring
Paul Radkoski	47	Senior Vice President, Global Purchasing
Kathleen A. Ligocki. See Directors above.
James A. Mallak has served as Chief Financial Officer of the Company since January 2004. He also served as Treasurer of the Company from January 2004 to December 2005. From 2001 to 2003, Mr. Mallak served as the Executive Vice President and Chief Financial Officer of Textron Fastening Systems, a division of Textron Inc. From 1999 to 2001, Mr. Mallak served as Executive Vice President and CFO of Textron Automotive Company. Mr. Mallak is also responsible for the Company’s Information Technology operations.

D. William Pumphrey has served as President, North American Operations of the Company since January 2005. Prior to joining the Company, he served as President of the Asia Pacific Division of Lear Corporation (“Lear”) from 2003 to 2004. In 2003, he served as President, DaimlerChrysler Division of Lear. He also served Lear as President, Ford Europe Division in 2002. From 1999 to 2001, Mr. Pumphrey was Lear’s President, Electronics and Electrical Division.
Gyula Meleghy has served as President, European and South American Operations of the Company since August 2004. In the years prior to assuming this role, Dr. Meleghy served in the roles of Chief Operating Officer, and Vice President, Customer Service for Tower Automotive Europe.
Vincent Pairet has served as President, Asian Operations of the Company since September 2002. From 2000 to 2002, Mr. Pairet was based in Tokyo, Japan, as President of INERGY Automotive Systems, a joint venture between Solvay and Plastic-Omnium.
David M. Di Rita has served as Senior Vice President, General Counsel and Secretary for the Company since September 2005. From 2000 to 2005, Mr. Di Rita served as Assistant General Counsel and Deputy General Counsel for Visteon Corporation. Prior to joining Visteon, Mr. Di Rita served as Group General Counsel, North and South America, for Johnson Controls, Inc from 1997-2000.
Jeffrey L. Kersten has served as Vice President of the Company since December 2003 with current responsibility for the Company’s enterprise strategy and business development. Mr. Kersten had served as the Company’s European finance leader from January 2001 until November 2003. Prior to 2001, Mr. Kersten served in various finance roles after joining the Company in January 1997.
E. Renee Franklin joined the Company as Senior Vice President, Global Human Resources of the Company in May 2006 after serving as Vice President of Human Resources, Global Growth Group of the Colgate-Palmolive Company since 2004. From 2000 to 2003, she served as Human Resources Director of Ford of Mexico.
Kathy J. Johnston has served as Senior Vice President of the Company since June 2000. Ms. Johnston has been overseeing the Company’s human resources function on an interim basis since March 2006. Since February 2005, Ms. Johnston has been managing the Company’s Chapter 11 administration activities. Prior to assuming her human resources role, Ms. Johnston had responsibility for global purchasing and manufacturing strategy and previous responsibility in finance, enterprise strategy and commercial development.
Paul Radkoski has served as Senior Vice President, Global Purchasing since March 2006. Prior to joining the Company, Mr. Radkoski had been with Visteon Corporation, where he held senior positions in purchasing and materials management beginning in 2000, most recently serving as Vice President, North American Purchasing and Supplier Management. From 1997 to 2000, Mr. Radkoski served as Director of Purchasing for Lear Corporation.
The above listed individuals are appointed annually to their respective offices to hold office until their successors are duly appointed and have qualified, or until their earlier death, resignation or removal.
Family Relationships
There are no family relationships between or among any of our directors and executive officers.
Code of Business Conduct and Ethics and Code of Ethics for Senior Officers and Leaders
The Company’s Board has also adopted a Code of Business Conduct and Ethics that applies to all of the Company’s colleagues, officers and directors. In addition, the Company’s Board adopted a Code of Ethics for Senior Officers and Leaders, which includes the Company’s principal executive officer, principal financial officer and principal accounting officer. Each of these codes are posted on the Company’s website and copies of these codes are filed as exhibits to the Company’s Form 10-K for the year ended December 31, 2004. Any changes to or waivers of either code will be disclosed on the Company’s website.
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

Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee consists of Georgia Nelson (Chairperson), F. Joseph Loughrey, James R. Lozelle and Anthony Fernandes. This Committee is responsible for assisting the Board in recommending qualifications and standards to serve as a director of the Company, identifying and recommending individuals qualified to become one of the Company’s directors and developing, recommending and reviewing corporate governance standards and policies.
Audit Committee and Audit Committee Financial Expert
The Company’s Audit Committee consists of Anthony Fernandes (Chairman), James R. Lozelle and Ali Jenab. Each member of the Committee qualifies as an “Independent Director” as such term is used in Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act. Mr. Fernandes is qualified as an “audit committee financial expert” within the meaning of SEC regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the NYSE listing standards. The primary function of this Committee is to assist the Board by overseeing (1) the quality and integrity of the Company’s accounting, auditing and reporting practices, (2) the performance of the Company’s internal audit function and independent auditor, and (3) the Company’s disclosure controls and system of internal controls regarding finance, accounting, legal compliance, and ethics that management and the Board of Directors have established. The Committee is also responsible to appoint the independent public accountants to audit the Company’s financial statements. The full responsibilities of the Committee are set forth in its Audit Committee Charter (a copy of which is filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2004), which was amended and restated by the Board of Directors on February 18, 2004.
Compensation Committee
The Compensation Committee consists of F. Joseph Loughrey (Chairman), Juergen M. Geissinger, Ali Jenab, and Georgia Nelson. During 2005, the Compensation Committee made recommendations to the Board of Directors with respect to salaries, compensation and benefits of the Company’s directors and executive officers and also made recommendations with respect to the KERP Agreements.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the “SEC”). Officers, directors, and greater than 10% beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file.
Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, the Company believes that during the period from January 1, 2005 through December 31, 2005, all Section 16(a) filing requirements applicable to the Company’s officers, directors, and greater than 10% beneficial owners were complied with.
Legal Proceedings
On February 2, 2005, Tower Automotive, Inc. and 25 of its U.S. subsidiaries filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Consequently, individuals who were or are executive officers of Tower Automotive, Inc. have been associated with a corporation that filed a petition under federal bankruptcy laws.
Following the above-referenced filing, certain claims were filed against certain current and former officers and directors of Tower Automotive, Inc., alleging various (1) violations of the federal securities laws (the “Securities Litigation”), and (2) breaches of fiduciary duties to participants in and beneficiaries of the Company’s various 401(k) retirement plans in connection with the availability of the common stock of Tower Automotive, Inc. as an investment option under the plans (the “ERISA Litigation”). Defendants have moved to dismiss the claims in each of the cases. The motions are pending in federal court in the Southern District of New York.
On November 29, 2005, the Company’s joint venture partner in Metalsa, Grupo Proeza, S.A. de C.V. (“Proeza”) filed a lawsuit in Mexico against Tower Mexico, Metalsa, and certain of Tower Mexico’s directors. Proeza’s lawsuit alleges certain breaches of Tower Mexico’s obligations under the governing documents of the joint venture and asserts certain rights in connection with the alleged change in control of Tower Mexico. As a result of these allegations, Proeza seeks either the rescission of the joint venture relationship or the redemption of Tower Mexico’s investment in Metalsa. The Company believes that Proeza’s claims and assertions are completely without merit and has vigorously defended this matter, including the venue of the litigation.
In addition, the Company has initiated an adversary proceeding against Proeza in the Chapter 11 proceedings. In the adversary proceeding, the Company alleges that Proeza filed the Mexico lawsuit in violation of the governing documents of the joint venture and seeks an order staying the Mexico lawsuit and compelling Proeza to arbitrate the claims raised therein under the auspices of the International Chamber of Commerce (ICC) in Paris, France. The Company has also filed with the ICC a request for arbitration of the disputes raised in the Mexico lawsuit.
Item 11. Executive Compensation.
EXECUTIVE COMPENSATION
Summary Compensation Table
The following table sets forth compensation packages for the years ended December 31, 2005, 2004 and 2003, for the persons who served as the Company’s chief executive officer and the four other most highly compensated executive officers and a former Vice President who served in such position in 2005 (the “Named Executive Officers”).

		ANNUAL COMPENSATION				LONG-TERM COMPENSATION
				Other Annual		Restricted		Options		All Other
Name and		Salary	Bonus	Compensation		Stock Awards		Granted	LTIP	Compensation
Principal Position	Year	($)(1)	($)(2)	($)(14)		($)		(#)(3)	Payouts(4)	($)(5)
Kathleen Ligocki	2005	733,333	122,063	426,250		0		0	0	3,634
President and Chief	2004	700,000	250,000	0		254,800	(7)	0	0	4,135
Executive Officer (6)	2003	291,667	0	0		395,000	(8)	0	0	681

D. William Pumphrey	2005	450,000	662,250	0		0		0	0	10,252
President North American	2004	0	0	0		0		0	0	0
Operations (9)	2003	0	0	0		0		0	0	0

James A. Mallak	2005	377,083	367,000	220,000		0		0	0	10,560
Chief Financial	2004	361,932	0	0		461,200	(7)	45,000	0	7,649
Officer(10)	2003	0	0	0		0		0	0	0

Thomas Werle (11)	2005	263,542	276,443	82,500		0		0	0	1,535
	2004	295,507	190,968	0		21,840	(7)	15,000	0	958
	2003	209,055	190,278	0		18,960	(12)	10,000	0	9,980

Gyula Meleghy	2005	329,819	190,907	98,945		0		0	0	0
Vice President	2004	242,777	190,968	0		0		15,000	0	687
	2003	209,055	190,278	0		0		15,000	0	0

Kathy Johnston	2005	263,542	28,875	130,626		0		0	0	7,037
Vice President	2004	279,750	107,385	82,863	(13)	21,840	(7)	15,000	290,093	14,010
	2003	255,000	0	14,802		15,800	(12)	12,500	25,000	17,690

(1)	Includes amounts deferred by employees under the Company’s 401(k) employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. Excludes the impact of the omission of one semi-monthly pay period in connection with the adjustment of the Company’s payroll practices for Ms. Ligocki, Mr. Mallak, Mr. Werle and Ms. Johnston.

(2)	Represents amounts earned under the Company’s annual bonus plan, but excludes amounts foregone at the election of the Named Executive Officer and payable in shares of the Company’s Common Stock under the Company’s Key Leadership Deferred Income Stock Purchase Plan (“DISPP”). For 2005, a bonus payment to Mr. Pumphrey and Mr. Mallak in connection with their inception of employment with the Company. For 2004, includes a bonus payment to Ms. Ligocki in connection with her inception of employment with the Company.

(3)	The options vest ratably over four years commencing with the first anniversary of the grant date.

(4)	Represents payout for performance under the Long-Term Performance Cash Plan for the 2001-2002 period, but excludes amounts earned but deferred under the Company’s DISPP, payable solely in shares of the Company’s Common Stock. Fifty percent of any bonus for the above-mentioned period was payable in 2003, and the balance was payable in 2004. Also includes the value of the Company’s shares of Common Stock distributed under the Company’s DISPP, based upon the fair market value of the Company’s Common Stock on the date of distribution.

(5)	The amounts disclosed in this column include: (a) amounts contributed by the Company to the Company’s 401(k) plan and supplement retirement plan, and (b) dollar value of premiums paid by us for term life insurance on behalf of the named executive officers as follows:

			2005	2004	2003
			($)	($)	($)
K. Ligocki	(a	)	0	0	0
	(b	)	3,634	4,135	681

D. Pumphrey	(a	)	8,000	—	—
	(b	)	2,252	—	—

J. Mallak	(a	)	8,000	5,833	0
	(b	)	2,560	1,816	0

T. Werle	(a	)	0	0	0
	(b	)	1,535	958	0

G. Meleghy	(a	)	0	0	0
	(b	)	0	687	0

K. Johnston	(a	)	5,500	12,411	16,840
	(b	)	1,537	1,599	850

(6)	Ms. Ligocki became the Company’s CEO on August 18, 2003.

(7)	Represents the grant of 70,000, 10,000, 6,000, 7,000, and 6,000 shares of the Company’s Common Stock to Ms. Ligocki, Mr. Mallak, Mr. Werle, Dr. Meleghy and Ms. Johnston, respectively, under the Company’s Long-Term Incentive Plan, as of May 20, 2004 (based upon the fair market value of the Company’s Common Stock of $3.64 on that date). Subject to certain pro rata vesting due to termination for death, disability and retirement, the shares vest on the third anniversary of the grant date. As of December 31, 2005, the value of these restricted shares owned by the foregoing executives was $4,900, $700, $420, $490, and $420, respectively, based on the value of the Company’s Common Stock on that date ($0.07 per share). Holders of restricted stock are entitled to vote the shares and to receive dividends thereon prior to the date of vesting. The value for Mr. Mallak also represents the grant of 60,000 shares of the Company’s Common Stock under the above-referenced plan as of January 5, 2004 (based upon the fair market value of the Company’s stock of $7.08 per share on that date). These shares vest at the rate of 33% of the shares granted on each anniversary of the date of grant. As of December 31, 2005, the value of these shares, based upon the value of the Company’s Common Stock on that date ($0.07) was $4,200.

(8)	Represents the grant of 100,000 shares of the Company’s Common Stock to Ms. Ligocki under the Company’s Long-Term Incentive Plan, based upon the fair market value of the Company’s stock ($3.95) on August 18, 2003, the date of grant. The shares vest at the rate of 50% of the shares granted on the first and second anniversary of the grant date. As of December 31, 2004, the value of these shares, based upon the value of the Company’s Common Stock on that date ($2.39) was $239,000.

(9)	Mr. Pumphrey became the Company’s President North American Operations on January 1, 2005.

(10)	Mr. Mallak became the Company’s CFO on January 5, 2004.

(11)	Mr. Werle’s employment as an officer of the Company terminated prior to December 31, 2005.

(12)	Represents the grant of 5,000 and 6,000 shares of restricted stock to Ms. Johnston and Mr. Werle, respectively, under the Company’s Long-Term Incentive Plan, based on the fair market value of the Company’s Common Stock of $3.16 on May 21, 2003, the date of grant. Subject to certain pro rata vesting due to termination for death, disability and retirement, the shares vest on the third anniversary of the grant date. As of December 31, 2005, the value of these restricted shares owned by the foregoing executives was $350 and $420, respectively, based upon the value of the Company’s Common Stock on that date ($0.07 per share). Holders of restricted stock are entitled to vote the shares and to receive dividends thereon prior to the date of vesting.

(13)	Represents relocation payments made on Ms. Johnston’s behalf of $64,154, vehicle allowance of $12,000 and other taxable fringe benefits of $6,709.

(14)	For 2005, includes amounts payable under Key Employee Retention agreements for Ms. Ligocki, Mr. Mallak, Mr. Werle, Dr. Meleghy and Ms. Johnston.

Option Grant Table
No stock options were granted by the Company in 2005.
Option Exercises and Year-End Value Table
The following table provides information on the exercise of stock options during 2005 by the Named Executive Officers and the aggregate number and value of unexercised options held by each Named Executive Officer, as of December 31, 2005.
Aggregated Option Exercises in Last Fiscal
Year and Year-End Option Values

				Number of	Value of
				Unexercised	Unexercised In-the-
				Options at	Money Options
				Year-End(#)	Year-End($)
	Shares Acquired	Value		Exercisable/	Exercisable/
Name	on Exercise	Realized($)		Unexercisable	Unexercisable (2)

K. Ligocki	0	N/A	(1)	0/0	0/0
J. Mallak	0	N/A	(1)	25,000/0	0/0
D. Pumphrey	0	N/A	(1)	0/0	0/0
G. Meleghy	0	N/A	(1)	52,500/0	0/0
K. Johnston	0	N/A	(1)	122,500/0	0/0
T. Werle	0	N/A	(1)	55,000/0	0/0

(1)	Not Applicable.

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
Change in Control Agreements
The Company has entered into Change in Control Agreements with certain key colleagues, including the Named Executive Officers. These agreements provide severance benefits if an individual’s employment is terminated within 36 months after change in control, or within six months before change in control. For purposes of these agreements, a “change in control” is any occurrence of a nature that is reportable as such under applicable proxy rules of the SEC, and would include, without limitation, the acquisition of the actual ownership of 20% or more of the Company’s voting securities by any person and that person directs or controls management or causes any material change in the composition of the Company’s Board of Directors, certain changes in the composition of the Company’s Board of Directors, or a merger and consolidation in which the Company is not the surviving entity, or the Company’s sale or liquidation.
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
Key Employee Retention Plan Agreements
On March 30, 2005, the Bankruptcy Court entered an order approving the execution and implementation by the Company of Key Employee Retention Plan Agreements (the “KERP Agreements”) with certain of its key employees and the assumption of certain executive contracts. The Company initially entered into KERP Agreements with a total of 106 employees, including the Company’s named Executive Officers.
The KERP Agreements were designed to ensure the continued contributions of key employees during the pendency of the Company’s Chapter 11 bankruptcy proceedings. Under each KERP Agreement, the Company agreed to pay the applicable employee a retention incentive. The total amount of the retention incentive (which varies by employee from 40% to 110% of base salary) is payable in four installments of 25% each, conditioned upon the employee’s continued employment by the Company through each of the scheduled payment dates. In 2005, payments of $1,705,362 and $2,097,050 were made on May 2, 2005 and November 2, 2005, respectively.
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
Compensation of Directors
For service in 2005, non-employee directors (“Outside Directors”) each received an annual retainer of $75,000. No changes have been made to director compensation for services in 2006. The Chairman of the Audit Committee receives additional compensation in the amount of $10,000, and the Chairman of the Compensation Committee and the Chairman of the Nominating and Corporate Governance Committee each receive additional compensation in the amount of $5,000. No additional fees are paid to directors for attendance at Board meetings. During 2005, each director’s retainer was paid in cash. The Company maintains a Director Preferred Stock Purchase Plan under which all, none, or a portion of the retainer, but in increments of not less than 25%, are allowed to be deferred. Deferred amounts are payable only in shares of the Company’s common stock. The issuance of shares of the Company’s common stock under the Plan was suspended as of February 2, 2005, the date Tower Automotive, Inc. and 25 of its U.S. subsidiaries filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. In addition, in 2005 the Company paid Mr. Johnson an annual fee of $200,000 for his services as Chairman of the Board, and reimbursed him approximately $93,000 for office and travel expenses.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Unless otherwise noted, the following table sets forth certain information regarding ownership of common stock and convertible trust preferred securities as of March 15, 2006, by (i) the beneficial owners of more than 5% of the Company’s common stock or convertible trust preferred securities, (ii) each director and named executive officer, and (iii) all of the Company’s directors and executive officers as a group. To the Company’s knowledge, each of such stockholders has sole voting and investment power as to the shares shown unless otherwise noted. Beneficial ownership of the common stock and convertible trust preferred securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Securities Exchange Act of 1934.

	Beneficial
	Ownership of
	Common Stock(1)
		Percent
Directors, Officers and 5%	Number of	of
Stockholders	Shares	Class

Kathleen Ligocki	135,475	*
James A. Mallak	95,000	*
D. William Pumphrey	—	*
Kathy Johnston	163,300	*
Gyula Meleghy	52,500	*
Anthony G. Fernandes(2)	58,403	*
Juergen M. Geissinger(2)	32,676	*
Ali Jenab(2)	18,777	*
S. A. Johnson(2)	351,247	*
F. Joseph Loughrey(2)	77,361	*
James R. Lozelle(2)	314,370	*
Georgia Nelson(2)	76,336	*
Deutsche Bank AG(3)	5,966,501	9.3%
Credit Suisse (4)	4,364,918	7.0%
FMR Corp(5)	5,000,000	8.5%
Morgan Stanley(6)	3,990,517	6.5%
New York Life Trust Company(7)	4,774,533	8.2%
Strong Capital Management, Inc.(8)	3,176,219	5.4%
All Directors and executive officers as a group (17 persons)	1,483,927	2.6%

*	Less than one percent.

(1)	The number of shares includes shares that may be purchased under options that are exercisable in 60 days. Currently, all of the Company’s outstanding stock options are exercisable. The percent of class is calculated based on the number of shares outstanding plus such option shares.

(2)	Includes the following number of shares issuable as deferred compensation for the following individuals: Ms. Johnston — 26,124; Mr. Fernandes — 58,403; Dr. Geissinger — 25,037; Mr. Jenab — 18,777 ; Mr. Johnson — 35,637 ; Mr. Loughrey — 20,153; Mr. Lozelle — 1,945 and Ms. Nelson — 76,336.

(3)	Deutsche Bank AG, on behalf of itself and its affiliates reported as of January 30, 2006, sole voting power and dispositive power with respect to 5,996,501 shares of Common Stock. The address for Deutsche Bank AG is Taunusanlage 12, D-60325 Frankfurt am Main, Federal Republic of Germany.

(4)	Credit Suisse, on behalf of the Investment Banking division reported as of February 14, 2006, sole voting and dispositive power with respect to 4,364,918 shares of Common Stock. The address for Credit Suisse is Uetilbergstrasse 231, P.O. Box 900 CH 8070 Zurich, Switzerland.

(5)	FMR Corp reported as of February 14, 2006, sole dispositive power with respect to 5,000,000 shares of Common Stock. The address for FMR Corp is 82 Devonshire Street, Boston, Massachusetts 02109.

(6)	Morgan Stanley on behalf of itself and its affiliates reported as of February 15, 2005, sole voting and dispositive power with respect to 3,985,507 shares of Common Stock and shared voting and dispositive power with respect to 5,010 shares of Common Stock. The address of Morgan Stanley is 1585 Broadway, New York, New York 10036.

(7)	New York Life Trust Company in its capacity as directed trustee of various Company plans, reported as of February 10, 2006 sole voting and sole dispositive power over 4,774,533 shares. The address of New York Life Trust Company is 51 Madison Avenue, New York, New York, 10010.

(8)	Strong Capital Management, Inc. reported as of February 11, 2005, sole voting and dispositive power with respect to 3,176,219 shares of Common Stock. The address of Strong Capital Management, Inc. is 100 Heritage Reserve, Menominee Falls, Wisconsin 53051.

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
The following table sets forth certain information regarding the above referenced equity compensation plans as of December 31, 2005.
Equity Compensation Plan Information

(c)
Number of securities
remaining available
	(a)	(b)	for future issuance
	Number of securities to	Weighted-average	under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights(1)	warrants and rights	reflected in column (a)
Equity compensation plans approved by security holders (3)	2,127,715 (1)	$10.86	2,958,293 (2)

Equity compensation plans not approved by security holders	—	—	—

Total	2,127,715	$10.86	2,958,293

(1)	Consists of 100,000 shares under the 1994 Key Employee Stock Option Plan, 1,927,515 shares under the 1999 Long-Term Incentive Plan and 100,200 under the Independent Director Stock Option Plan.

(2)	Consists of 1,169,660 shares under the 1994 Key Employee Stock Option Plan, 1,703,833 shares under the 1999 Long-Term Incentive Plan and 84,800 shares under the Independent Director Stock Option Plan.

(3)	Excludes the Company’s stock purchase plans.
Item 13. Certain Relationships and Related Transactions.
The Company made pension payments of approximately $255,000 in 2005, $255,000 in 2004 and $231,000 in 2003 to the mother of Gyula Meleghy, an executive officer of the Company, as required pursuant to the terms of the acquisition by the Company of Dr. Meleghy & Co GmbH on January 1, 2000. In addition, the Company purchased certain services from a business owned by his wife totaling approximately $70,000 in 2005, $103,000 in 2004 and $71,000 in 2003.
Item 14. Principal Accountant Fees and Services.
The Audit Committee of the Company’s Board of Directors appointed Deloitte & Touche LLP as principal independent auditors to examine the consolidated financial statements of Tower Automotive, Inc. and its consolidated subsidiaries for 2005 and 2004. The following table displays the aggregate fees billed to the Company for the years ended December 31, 2005 and 2004, by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates.

	2005	2004
1. Audit Fees	$4,839,967	$3,325,339
2. Audit Related Fees (a)	—	288,448
3. Tax Fees (b)	1,009,505	565,193
4. All Other Fees	—	—

(a)	Includes fees for (1) financial accounting and reporting consultations on proposed transactions, and (2) advisory and internal accounting control-related services related to the implementation of Section 404 of the Sarbanes-Oxley Act.

(b)	Consists primarily of fees paid for tax compliance and tax planning services. This category includes services regarding sales and use, property and other tax return assistance, assistance with tax return filings in certain foreign jurisdictions, assistance with tax audits and appeals, preparation of expatriate tax returns, and general U.S. and foreign tax advice.
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
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Documents Filed as Part of this Form 10-K.
(1) Financial Statements: See Index to Consolidated Financial Statements on page 34 of this report.

(b) Exhibits:

Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended by the Certificate of Amendment to Certificate of Incorporated, dated June 2, 1997, incorporated by reference to the Registrant’s Form S-3 Registration Statement (Registration No. 333-38827), filed under the Securities Act of 1933 (the “S-3”)	*

3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Company’s Form S-1 Registration Statement (Registration No. 333-80320) (the“S-1”).	*

4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 of the S-1.	*

4.2	Euro Indenture, dated July 25, 2000, by and among R.J. Tower Corporation, certain of its affiliates and United States Trust Company of New York, as trustee (including the form of notes), incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-4 Registration Statement (Registration No. 333-45528), as filed with the SEC on December 21, 2000 (the “S-4”).	*

4.3	Exchange and Registration Rights Agreement, dated July 25, 2000, by and among R.J. Tower Corporation, certain of its affiliates and Chase Manhattan International, Limited, Bank of America International Limited, ABN AMRO Incorporated Donaldson, Lufkin & Jennrette International, First Chicago Limited and Scotia Capital (USA) Inc. (collectively, the“Initial Purchasers”), incorporated by reference to Exhibit 4.2 of the S-4.	*

4.4	Deposit Agreement, dated July 25, 2000, among R.J. Tower Corporation, Deutsche Bank Luxembourg S.A., and the Trustee, incorporated by reference to Exhibit 4.3 of the S-4.	*

4.5	Indenture, dated as of July 28, 1997, by and between the Registrant and Bank of New York, as trustee (including form of 5% Convertible Subordinated Note due 2004) incorporated by reference to Exhibit 4.5 of the S-3.	*

4.6	Indenture, dated June 13, 2003, among Registrant, certain subsidiaries and BNY Midwest Trust Company, as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-4 Registration Statement (Registration No. 333-107232), filed under the Securities Act of 1933 (the“2003 S-4”).	*

4.7	Registration Rights Agreement, dated June 13, 2003, by and among the Registrant, certain of its subsidiaries, and J.P. Morgan Securities Inc., for itself and on behalf of other Initial Purchases, incorporated by reference to Exhibit 4.2 of the 2003 S-4.	*

10.1**	1994 Key Employee Stock Option Plan, incorporated by reference to the S-1.	*

10.2**	Tower Automotive, Inc. Independent Director Stock Option Plan, incorporated by reference to Exhibit 4.3 of the Registrant’s Form S-8 dated December 5, 1996, filed under the Securities Act of 1933.	*

10.3	Joint Venture Agreement by and among Promotora de Empresas Zano, S.A. de C.V., Metalsa, S.A. de C.V. and R.J. Tower Corporation dated as of September 26, 1997 incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K dated October 23, 1997, filed under the Securities Exchange Act of 1934.	*

Exhibit
10.4	Certificate of Trust of Tower Automotive Capital Trust, incorporated by reference to Exhibit 4.1 of the Registrant’s 1998 Second Quarter 10-Q, filed under the Securities Exchange Act of 1934.	*

10.5	Amended and Restated Declaration of Trust of Tower Automotive Capital Trust, dated June 9, 1998, incorporated by reference to Exhibit 4.2 of the 1998 Second Quarter 10-Q, filed under the Securities Exchange Act of 1934.	*

10.6	Junior Convertible Subordinated Indenture for the 6 3/4% Convertible Subordinated Debentures, between Registrant and the First National Bank of Chicago, as Subordinated Debt Trustee, dated as of June 9, 1998, incorporated by reference to Exhibit 4.3 of the 1998 Second Quarter 10Q.	*

10.7	Form of 6 3/4% Preferred Securities, incorporated by reference to Exhibit 4.4 of the 1998 Second Quarter 10-Q.	*

10.8	Form of 6 3/4% Junior Convertible Subordinated Debentures, incorporated by reference to Exhibit 4.5 of the 1998 Second Quarter 10Q.	*

10.9	Guarantee Agreement, dated as of June 9, 1998, between Registrant as Guarantor, and the First National Bank of Chicago, as Guarantee Trustee, incorporated by reference to Exhibit 4.6 of the 1998 Second Quarter 10-Q.	*

10.10	Amended and Restated Credit Agreement among R.J. Tower Corporation, Tower Italia, S.r.L., Bank of America National Trust and Savings Association, as agent, and the other financial institutions named therein, dated August 23, 1999, incorporated by reference to Exhibit 10.43 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed under the Securities Exchange Act of 1934.	*

10.11 a	Tower Automotive, Inc. Long-Term Incentive Plan, incorporated by reference to Appendix A to Registrant’s Proxy Statement, dated April 12, 1999.	*

10.12 a	Tower Automotive, Inc. Director Deferred Stock Purchase Plan, incorporated by reference to Appendix A to Registrant’s Proxy Statement, dated April 10, 2000.	*

10.13 a	Tower Automotive, Inc. Key Leadership Deferred Income Stock Purchase Plan, incorporated by reference to Appendix B to Parent’s Proxy Statement, dated April 12, 1999.	*

10.14 a	Tower Automotive, Inc. Colleague Stock Purchase Plan, incorporated by reference to Exhibit 10.19 of the S-1.	*

10.15	Indenture for the 5.75% Convertible Senior Debentures dated as of May 24, 2004, Tower Automotive, Inc., as Issuer, and BNY Midwest Trust Company, as Trustee, incorporated by reference to Form 8-K, dated May 25, 2004.	*

10.16	Form of Tower Automotive, Inc. 5.75% Convertible Senior Debenture, incorporated by reference to Form 8-K dated May 25, 2004.	*

10.17	Resale Registration Rights Agreement dated as of May 24, 2004, for the Tower Automotive, Inc. 5.75% Convertible Senior Debentures Due 2024, incorporated by reference to Form 8-K, dated May 25, 2004.	*

Exhibit
10.18	Purchase Agreement dated May 17, 2004 for the 5.75% Convertible Senior Debentures due May 15, 2024, incorporated by reference to Form 8-K, dated May 25, 2004.	*

10.19	Credit Agreement dated as of May 24, 2004, among R.J. Tower Corporation, Tower Automotive, Inc., and the various financial institutions from time to time parties thereto, incorporated by reference to Form 8-K, dated May 25, 2004.	*

10.20	Revolving Credit, Term Loan and Guaranty Agreement, as amended dated February 2, 2005, incorporated by reference to Form 10-K for the year ended December 31, 2004.	*

10.21	Form of The Key Employee Retention Plan between Tower Automotive, Inc. and Key Employees incorporated by reference to Form 8-K, dated April 1, 2005.	*

10.22	Agreement between Tower Automotive, Inc., R.J. Tower Corporation and Silver Point Finance, LLC, dated February 3, 2005, incorporated by reference to Form 10-K for the year ended December 31, 2004.	*

10.23	Fourth Amendment to Revolving Credit, Term Loan and Guaranty Agreement, dated April 29, 2005, incorporated by reference to Form 10-K for the year ended December 31, 2004.	*

10.24	Fifth Amendment to Revolving Credit Term Loan and Guaranty Agreement, Dated October 3, 2005 incorporated by reference to Form 10-Q for the quarter Ended September 30, 2005.	*

10.25	Sixth Amendment to Revolving Credit Term Loan and Guaranty Agreement, Dated March 27, 2006, filed herewith.

12.1	Statement and Computation of Ratio of Earnings to Fixed Charges filed herewith.

14.1	Code of Business Conduct and Ethics incorporated by reference to Form 10-K for the year ended December 31, 2004.	*

14.2	Code of Ethics for Senior Officers and Leaders incorporated by reference to Form 10-K for the year ended December 31, 2004.	*

21.1	List of Subsidiaries filed herewith.

23.1	Consent of Deloitte and Touche LLP filed herewith.

23.2	Consent of KPMG Cárdenas Dosal, S.C. filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32	Certification Pursuant to 18 U.S.C. Section 1350.

Exhibit
99.1	Audit Committee Charter incorporated by reference to Form 10-K for the year ended December 31, 2004.	*

*	Incorporated by reference.
a Indicates compensatory arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWER AUTOMOTIVE, INC.

/s/ S.A. Johnson

S.A. Johnson, Chairman
Date:
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 26, 2006. Each director of the Registrant, whose signature appears below, hereby appoints Kathleen Ligocki as his or her attorney-in-fact, to sign in his or her name and on his or her behalf, as a director of the Registrant and to file with the Commission any and all amendments to this Report on Form 10-K.

Signature	Title	Date
/s/ S.A. Johnson	Chairman of the Board of Directors

S.A. Johnson

/s/ Kathleen Ligocki	Director and

Kathleen Ligocki	President and Chief Executive Officer

/s/ Anthony Fernandes	Director

Anthony Fernandes

Director

Jurgen M. Geissinger

/s/ Ali Jenab	Director

Ali Jenab

/s/ F.J. Loughrey	Director

F.J. Loughrey

/s/ James R. Lozelle	Director

James R. Lozelle

/s/ Georgia R. Nelson	Director

Georgia R. Nelson

/s/ James A. Mallak	Chief Financial Officer

James A. Mallak	(Principal Financial Officer)

/s/ Christopher T. Hatto	Chief Accounting Officer

Christopher T. Hatto	(Principal Accounting Officer)