Form 10-Q
period 2006-03-31
TOWER AUTOMOTIVE INC
filed 2006-08-04
CIK 925548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12(b)-2 of the Securities and Exchange Act.
Large Accelerated Filer ☐           Accelerated Filer ☐           Non-Accelerated Filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12(b)-2 of the Securities and Exchange Act).
Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, at August 1, 2006, was 58,548,801 shares.

Tower Automotive, Inc.
Form 10-Q

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements.
TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands — unaudited)

	March 31, 2006	December 31, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$124,211	$65,791
Accounts receivable	425,637	363,040
Inventories	137,745	123,433
Prepaid tooling and other	156,803	185,646

Total current assets	844,396	737,910

Property, plant and equipment, net	999,238	1,038,794
Investments in joint ventures	235,318	228,634
Goodwill	156,483	153,037
Other assets, net	135,503	132,851

Total assets	$2,370,938	$2,291,226

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities Not Subject to Compromise:
Current maturities of long-term debt and capital lease obligations	$129,956	$151,755
Current portion of debtor-in-possession borrowings	612,000	—
Accounts payable	405,206	378,816
Accrued liabilities	168,332	169,248

Total current liabilities	1,315,494	699,819

Liabilities subject to compromise	1,290,969	1,284,217

Non-Current Liabilities Not Subject to Compromise:
Long-term debt, net of current maturities	107,208	107,823
Debtor-in-possession borrowings	—	531,000
Capital lease obligations, net of current maturities	30,034	30,308
Other non-current liabilities	110,663	125,682

Total non-current liabilities	247,905	794,813

Stockholders’ deficit:
Preferred stock	—	—
Common stock	666	666
Additional paid-in-capital	681,502	681,102
Accumulated deficit	(1,117,177)	(1,106,840)
Deferred compensation plans	—	(6,798)
Accumulated other comprehensive income (loss)	903	(6,429)
Treasury stock	(49,324)	(49,324)

Total stockholders’ deficit	(483,430)	(487,623)

Total liabilities and stockholders’ deficit	$2,370,938	$2,291,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts — unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues	$769,720	$915,880
Cost of sales	719,932	851,089

Gross profit	49,788	64,791
Selling, general and administrative expenses	34,037	43,206
Restructuring and asset impairment charges, net	2,522	31,895
Other operating income	(520)	—

Operating income (loss)	13,749	(10,310)
Interest expense (contractual interest of $38,881 in 2006 and $55,967 in 2005)	20,806	44,109
Interest income	(456)	(439)
Chapter 11 and related reorganization items	11,609	41,622

Loss before provision for income taxes, equity in earnings of joint ventures, and minority interest	(18,210)	(95,602)
Provision (benefit) for income taxes	(2,155)	6,125

Loss before equity in earnings of joint ventures, and minority interest	(16,055)	(101,727)
Equity in earnings of joint ventures, net of tax	6,684	4,263
Minority interest, net of tax	(966)	(1,334)

Net loss	$(10,337)	$(98,798)

Basic and diluted loss per share	$(0.18)	$(1.68)

Weighted average basic and diluted shares outstanding	58,654	58,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands — unaudited)

	Three Months Ended March 31,
	2006	2005
		(as restated
		see Note 1)
OPERATING ACTIVITIES:
Net loss	$(10,337)	$(98,798)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Chapter 11 and related reorganization items, net	6,016	38,188
Non-cash restructuring and impairment, net	679	32,095
Depreciation	41,387	43,591
Deferred income tax provision (benefit)	(7,685)	2,343
Equity in earnings of joint ventures, net	(6,684)	(4,263)
Change in working capital and other operating items	(20,069)	(163,840)

Net cash provided by (used in) operating activities	3,307	(150,684)

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant and equipment	(28,860)	(58,148)
Cash proceeds from asset disposal	32,664	—

Net cash provided by (used in) investing activities	3,804	(58,148)

FINANCING ACTIVITIES:
Proceeds from borrowings	11,139	16,151
Repayments of borrowings	(40,830)	(433,435)
Proceeds from DIP credit facility	216,000	623,738
Repayments of DIP credit facility	(135,000)	(111,125)

Net cash provided by financing activities	51,309	95,329

NET CHANGE IN CASH AND CASH EQUIVALENTS	58,420	(113,503)

Cash and cash equivalents, beginning of period	65,791	149,101

CASH AND CASH EQUIVALENTS, END OF PERIOD	$124,211	$35,598

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$18,602	$13,074
Income taxes paid (refunded)	$1,043	$(295)
Non-cash investing activities:
Net decrease in liabilities for purchases of property, plant and equipment	$(4,122)	$(26,171)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by Tower Automotive, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes primarily normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The interim results for the periods presented are not indicative of the Company’s actual annual results.
As indicated in Note 2, Tower Automotive, Inc. and 25 of its U.S. Subsidiaries (collectively, the “Debtors”) are operating pursuant to Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) and continuation of the Company as a going concern is contingent upon, among other things, the Debtors’ ability: (i) to comply with the terms and conditions of the Debtor-in-Possession financing agreement described in Note 9; (ii) to obtain confirmation of a plan of reorganization under the Bankruptcy Code; (iii) to undertake certain restructuring actions relative to the Company’s operations in North America; (iv) to reduce unsustainable debt and other liabilities and simplify the Company’s complex and restrictive capital structure through the bankruptcy process; (v) to return to profitability; (vi) to generate sufficient cash flow from operations; and (vii) to obtain financing sources to meet the Debtors’ future obligations. The accompanying condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of liabilities that might result from the outcome of these uncertainties. In addition, a confirmed plan of reorganization will materially change amounts reported in the Company’s consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets and liabilities that are necessary as a consequence of reorganization under Chapter 11.
Subsequent to the bankruptcy filing date, the provisions in Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”) applies to the Debtors’ financial statements while the Debtors operate under the provisions of Chapter 11. SOP 90-7 does not change the application of U.S. GAAP in the preparation of financial statements. However, SOP 90-7 does require that the financial statements, for periods including and subsequent to the filing of the Chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the Company.
Change in Accounting Principle
Effective January 1, 2006, the Company accounts for stock-based compensation utilizing the fair value approach described in Statement of Financial Accounting Standards No. 123 — “Accounting for Stock-Based Compensation” (“SFAS No. 123 (R)”) as this statement has been amended and revised. On September 20, 2005, the Company fully vested the entire unvested portion of its outstanding stock options. Therefore, the adoption of SFAS No. 123 (R) had no material impact on the Company’s financial statements (see Note 12).
Prior to the adoption of SFAS No. 123 (R), the Company accounted for stock options granted to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25’).
Restatement
Subsequent to the issuance of the Company’s Condensed Consolidated Financial Statements for the period ended March 31, 2005 the Company concluded that the Company must correct the presentation of its Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2005. Previously, the Company was reporting capital expenditures in its Condensed Consolidated Statement of Cash Flows on an accrual basis rather than on a cash basis. Accordingly, the Company reported capital expenditures in the Condensed Consolidated Statement of Cash Flows in the period in which the Company acquired legal title to the related property, plant or equipment rather than when the Company actually paid the vendor for such property, plant or equipment. The impact of restating this presentation in the Condensed Consolidated Statement of Cash Flows from an accrual basis to a cash basis decreases or increases cash provided by operations with corresponding decreases or increases in cash utilized in investing activities.
As a result, the accompanying Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2005, including the Consolidating Financial Statements in Note 17, have been restated to correct this error. A summary of the impact of this restatement is as follows (in thousands):

	Three Months Ended
	March 31, 2005
	As previously	As
Consolidated Financial Statement Caption	reported	restated
Consolidated Statement of Cash Flows
Change in working capital and other operating items	(190,011)	(163,840)
Net cash used in operating activities	(176,855)	(150,684)
Cash disbursed for purchases of property, plant and equipment*	(31,977)	(58,148)
Net cash used in investing activities	(31,977)	(58,148)
Net decrease in liabilities for purchases of property, plant and equipment	—	(26,171)

*	Previously referred to as “Capital expenditures, net” when amounts accrued were included.
Note 2. Chapter 11 Reorganization Proceedings
On February 2, 2005 (the “Petition Date”), the Debtors filed a voluntary petition for relief under the Bankruptcy Code in the United States Bankruptcy Court Southern District of New York (“Bankruptcy Court”). The cases were consolidated for administrative purposes. The filing was made necessary by: customer pricing pressures, North American automotive production cuts, significantly higher material costs (primarily steel) and the termination of accelerated payment programs of certain customers adversely affecting the Debtor’s liquidity and financial condition, all of which raise substantial doubt as to the Company’s ability to continue as a going concern. The Debtors are operating their businesses as debtors-in-possession (“DIP”) pursuant to the Bankruptcy Code. An official committee of unsecured creditors has been appointed.
Pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of the Debtors’ liabilities as of the petition date or to enforce pre-petition date contractual obligations are automatically stayed. As a general rule, absent approval from the Bankruptcy Court, the Debtors are prohibited from paying pre-petition obligations. In addition, as a consequence of the Chapter 11 filing, pending litigation against the Debtors is generally stayed, and no party may take any action to collect pre-petition claims except pursuant to an order of the Bankruptcy Court. However, the Debtors have requested that the Bankruptcy Court approve certain pre-petition liabilities, such as employee wages and benefits and certain other pre-petition obligations. Since the filing, all orders sufficient to enable the Debtors to conduct normal business activities, including the approval of the Debtors’ DIP financing, have been entered by the Bankruptcy Court. See Note 9 for a description of the DIP financing. While the Debtors are in bankruptcy, transactions of the Debtors outside the ordinary course of business will require the prior approval of the Bankruptcy Court.
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
Financial Statement Classification
The majority of the Debtors’ pre-petition debt is in default and is classified as “Liabilities Subject to Compromise” in the accompanying Condensed Consolidated Balance Sheets at March 31, 2006 and December 31, 2005 (see Note 9).
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
Liabilities subject to compromise consist of the following (in thousands):

	March 31,	December 31,
	2006	2005
Debt:
5.75% Convertible senior debentures	$124,999	$124,999
6.75% Subordinated debentures	258,750	258,750
9.25% Senior Euro notes	181,755	177,600
12% Senior notes	258,000	258,000

Total debt	823,504	819,349
Pension and other post-retirement benefits	159,933	162,886
Pre-petition accounts payable and accruals	200,777	195,294
Accrued interest on debt subject to compromise	21,343	21,343
Executory contracts	85,412	85,345

Total liabilities subject to compromise	$1,290,969	$1,284,217

The Debtors have incurred certain professional and other expenses directly associated with the bankruptcy proceedings. The Company disbursed cash of approximately $5.6 million and $3.4 million relating to these expenses during the three months ended March 31, 2006 and 2005, respectively. In addition, the Debtors have made certain provisions to adjust the carrying value of certain pre-petition liabilities to reflect the Debtors’ estimate of allowed claims. Such costs are classified as Chapter 11 and related reorganization items in the accompanying Statements of Operations for the three months ended March 31, 2006 and 2005 and consist of the following (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Professional fees directly related to the filing	$8,580	$12,194
Key employee retention costs	2,961	36
Write off of deferred financing costs	—	29,135
Estimated executory contract rejection damages	68	208
Other expenses directly attributable to the Company’s reorganization	—	49
Total	$11,609	$41,622

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

Debtors’ Financial Statements
Presented below are the combined consolidated financial statements of the Debtors. These statements reflect the financial position, results of operations and cash flows of the combined Debtors, including certain transactions and resulting assets and liabilities between the Debtors and non-Debtor subsidiaries of the Company, which are eliminated in the Company’s consolidated financial statements.

Debtors’ Condensed Combined Balance Sheet
Debtors- in-Possession	March 31,	December 31,
(Amounts in thousands)	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$52,067	$858
Accounts receivable	218,587	173,206
Inventories	68,281	60,068
Prepaid tooling and other	33,425	65,882

Total current assets	372,360	300,014

Property, plant and equipment, net	528,266	538,598
Investments in and advances to non-debtor subsidiaries	848,853	796,662
Other assets, net	56,340	60,959

Total assets	$1,805,819	$1,696,233

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities Not Subject to Compromise:
Current maturities of long-term debt and capital lease obligations	$14,257	$14,257
Current portion of debtor-in-possession borrowings	612,000	—
Accounts payable	145,838	134,069
Accrued liabilities	102,937	87,098

Total current liabilities	875,032	235,424

Liabilities subject to compromise	1,307,332	1,300,580

Non-Current Liabilities Not Subject to Compromise:
Long-term debt, net of current maturities	84,752	84,754
Long-term portion of debtor-in-possession borrowings	—	531,000
Other noncurrent liabilities	22,133	32,098

Total noncurrent liabilities	106,885	647,852

Total stockholders’ deficit	(483,430)	(487,623)

Total liabilities and stockholders’ deficit	$1,805,819	$1,696,233

Debtors’ Condensed Combined Statements of Operations Debtors- in-Possession	Three Months Ended March 31,
(Amounts in thousands)	2006	2005

Revenues	$431,650	$577,617
Cost of sales	416,258	545,144

Gross profit	15,392	32,473
Selling, general and administrative expenses	21,258	28,782
Restructuring and asset impairment charges, net	2,411	31,895
Other operating income	(1,305)	—

Operating loss	(6,972)	(28,204)
Interest expense	18,020	40,685
Interest income	(321)	(125)
Inter-company interest income	(6,094)	(5,890)
Chapter 11 and related reorganization items	11,609	41,622

Loss before provision for income taxes, equity in earnings of joint ventures and equity in earnings from non-Debtor subsidiaries	(30,186)	(104,496)
Provision for income taxes	938	3,251

Loss before equity in earnings of joint ventures and equity in earnings of non-Debtor subsidiaries	(31,124)	(107,747)
Equity in earnings of joint ventures, net of tax	68	(89)
Equity in earnings of non-Debtor subsidiaries	20,719	9,038

Net loss	$(10,337)	$(98,798)

Debtors’ Condensed Combined Statements of Cash Flows Debtors- in-Possession	Three Months Ended March 31,
(Amounts in thousands)	2006	2005
		(as restated)

OPERATING ACTIVITIES:	$(10,337)	$(98,798)
Net loss
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Chapter 11 and related reorganization items, net	6,016	38,188
Non-cash restructuring and impairment, net	679	32,095
Depreciation	24,202	27,040
Equity in earnings of joint ventures and subsidiaries, net	(20,787)	(8,949)
Change in working capital and other operating items	(13,804)	(151,904)

Net cash used for operating activities	(14,031)	(162,328)

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant and equipment	(15,757)	(28,720)

Net cash used for investing activities	(15,757)	(28,720)

FINANCING ACTIVITIES:
Repayments of borrowings	(3)	(425,941)
Proceeds from DIP credit facility	216,000	623,738
Repayments of DIP credit facility	(135,000)	(111,125)

Net cash provided by financing activities	80,997	86,672

NET CHANGE IN CASH AND CASH EQUIVALENTS	51,209	(104,376)

Cash and cash equivalents, beginning of period	858	107,081

CASH AND CASH EQUIVALENTS, END OF PERIOD	$52,067	$2,705

Note 3. New Accounting Pronouncements.
SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”) — In November 2004, the FASB issued SFAS No. 151. The statement amends Accounting Research Bulletin 43, Chapter 4, to clarify that the abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this standard as of January 1, 2006 had no impact on the Company’s Condensed Consolidated Financial Statements.
FASB Interpretation No. 48 — In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on the Company’s Condensed Consolidated Financial Statements.
Note 4. Accounts Receivable Securitization Facility
On December 30, 2004, the Company, a qualifying special purpose entity (“QSPE”) and a third-party lender entered into a $50.0 million accounts receivable securitization facility agreement (the “Facility”). Pursuant to the terms of the Facility, the Company unconditionally sold certain accounts receivable to the QSPE on an ongoing basis. The QSPE funded its purchases of the accounts receivable through borrowings from the third-party lender. A security interest with respect to such accounts receivable was granted to the third-party lender. In addition, the Company was allowed, from time to time, to contribute capital to the QSPE in the form of contributed receivables or cash. The Facility allowed the Company to earn fees for performing collection and administrative functions associated with the Facility. The Facility had an expiration date of the earlier of 36 months subsequent to December 30, 2004 or the occurrence of a termination event as defined in the agreement. The accounts receivable sold were removed from the consolidated balance sheet of the Company as these receivables and the QSPE met the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Facility became unavailable on February 2, 2005, the date on which the Debtors filed a voluntary petition for relief pursuant to the Bankruptcy Code.
Note 5. Inventories
Inventories are valued at the lower of first-in-first-out (“FIFO”) cost or market, and consist of the following (in thousands):

	March 31,	December 31,
	2006	2005

Raw materials	$60,992	$56,309
Work in process	37,499	30,710
Finished goods	39,254	36,414

	$137,745	$123,433

Note 6. Goodwill
The following summarizes the changes in goodwill for the international segment (in thousands):

Balance at December 31, 2005	$153,037
Currency translation adjustment	3,446

Balance at March 31, 2006	$156,483

Note 7. Investments in Joint Ventures
On February 10, 2004, the Company announced that a decision had been finalized by DaimlerChrysler to move the current production of the frame assembly for the Dodge Ram light truck from the Company’s Milwaukee, Wisconsin facility to the Company’s joint venture partner, Metalsa S. de R.L. (“Metalsa”) headquartered in Monterrey, Mexico. The Dodge Ram frame program produced in the Milwaukee facility was expected to run through 2009. Production at the Milwaukee facility related to this program ceased in June 2005. The Company recognized revenue associated with the Dodge Ram frame program in the amount of $46.5 million for the three months ended March 31, 2005. The Company is a 40% partner in Metalsa with Promotora de Empresas Zano, S.A. de C.V. (“Proeza”). Metalsa is the largest supplier of vehicle frames and structures in Mexico. In addition, the Company and Metalsa have a technology sharing arrangement. Metalsa has manufacturing facilities in Monterrey and San Luis Potosi, Mexico and Roanoke, Virginia.
Note 8. Restructuring and Asset Impairment Charges
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
In February 2006, the Company announced that it would begin discussions with the union at its Greenville, Michigan manufacturing facility regarding closing the facility. During the first quarter of 2006 the Company finalized its decision to close the facility. Such closure is expected to be completed by December 2006. The Company expects to incur approximately $7.5 million of employee termination costs, including potential costs to withdraw from a multi-employer retirement plan. In addition, the Company expects to incur approximately $2.9 million of other cash costs related to the relocation of equipment and other closure costs.
The table below summarizes the accrual for the Company’s various restructuring actions for the three months ended March 31, 2006 (in thousands):

	Severance	Other Costs	Total

Balance at December 31, 2005	$523	$—	$523
Provision	—	4,067	4,067
Cash usage	(523)	—	(523)
Non-cash usage and revisions of estimates	—	(4,067)	(4,067)

Balance at March 31, 2006	$—	$—	$—

Except as disclosed above, the Company does not anticipate incurring additional material cash charges associated with these actions.
Note 9. Debt
Chapter 11 Impact
Under the terms of the Company’s pre-petition credit agreement, the Chapter 11 filing created an event of default. Outstanding obligations under the pre-petition credit agreement were $425 million, which was refinanced through the DIP financing described below.
In addition, the Chapter 11 filing caused a default on the Convertible Debentures, Senior Notes, Senior Euro Notes and Subordinated Debentures (see Note 2).
Pursuant to SOP 90-7, the Company ceased recognizing interest expense on the Convertible Debentures, Senior Notes, Senior Euro Notes and Subordinated Debentures effective February 2, 2005. Contractual interest not accrued during the period from January 1, 2006 through March 31, 2006 is $18.1 million.
The debt of the Company’s foreign subsidiaries is not subject to compromise in the bankruptcy proceedings as the Company’s operating foreign subsidiaries are not included in the Chapter 11 filing.
DIP Financing
In February 2005, the Bankruptcy Court approved a Revolving Credit, Term Loan and Guaranty Agreement, as amended (“DIP Agreement”), between the Company and a national banking institution as agent for the lenders (“Lenders”) and each of the Lenders.
The DIP Agreement provides for a $725 million commitment of debtor-in-possession financing comprised of a revolving credit and letter of credit facility in an aggregate principal amount not to exceed $300 million and a term loan in the aggregate principal amount of $425 million. The proceeds of the term loan have been used to refinance the Debtors’ obligations of amounts outstanding under the pre-petition credit agreement. The proceeds of the revolving credit loans shall be used to fund the working capital requirements of the Debtors during the Chapter 11 proceedings. Obligations under the DIP Agreement are secured by a lien on the assets of the Debtors (such lien shall have first priority with respect to a significant portion of the Debtors’ assets) and by a super-priority administrative expense claim in each of the bankruptcy cases.
Advances under the DIP Agreement bear interest at a fixed rate per annum equal to (x) the greatest (as of the date the advance is made) of the prime rate, the Base CD Rate (as defined in the DIP Agreement) plus 1%, or the Federal Funds Effective Rate (as defined in the DIP Agreement) plus 0.5%, plus (y) 1.75%, in the case of a loan under the revolving facility, or 2.25% in the case of the term loan. Alternatively, the Debtors may request that advances be made at a variable rate equal to (x) the Adjusted LIBO Rate (as defined in the DIP Agreement), for a one-month, three-month, six-month, or nine-month period, at the election of the Debtors, plus (y) 2.75%, in the case of a loan under the revolving facility, or 3.25% in the case of the term loan. In addition, the DIP Agreement obligates the Debtors to pay certain fees to the Lenders as described in the DIP Agreement. At March 31, 2006, $95.9 million was available for borrowing under the revolving credit and letter of credit facility. For the period of January 1, 2006 through March 31, 2006, the weighted average interest rate associated with borrowings pertaining to the DIP Agreement was 7.67%. DIP commitment fees totaled $0.1 million during the period of January 1, 2006 through March 31, 2006. The DIP Agreement matures on February 2, 2007; however, the Debtors are obligated to repay all borrowings made pursuant to the DIP Agreement upon substantial consummation of a plan of reorganization of the Debtors that is confirmed pursuant to an order of the Bankruptcy Court.
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
Back-Stop Agreement
The Debtors have entered into a Back-Stop Agreement with a finance company (“Finance Company”). Under the Back-Stop Agreement, in the event any second lien lender under the pre-petition credit agreement wished to assign its deposits, rights and obligations after the Chapter 11 filing, the Finance Company agreed to take by assignment any such second lien holder’s deposits, rights and obligations in an aggregate amount not to exceed $155 million.
Draws were made against the second lien letters of credit of $41 million as of March 31, 2006.
Debt Classified as Not Subject to Compromise
The Company’s industrial development revenue bonds and the debt associated with the Company’s variable interest entity of $43.8 million and $14.3 million, respectively, are classified as liabilities not subject to compromise on the Company’s Condensed Consolidated Balance Sheet at March 31, 2006. The Company’s foreign subsidiary indebtedness of $168.2 million at March 31, 2006, is also not subject to compromise as the Company’s operating foreign subsidiaries are not included in the bankruptcy proceedings.
Interest Rate Swap Contracts
In February 2005, the Company’s interest rate swap contracts were terminated. The Company had previously de-designated one of the contracts as a cash flow hedge. Amounts previously deferred in other comprehensive income were deferred over the initial term of the contract, as the Company expected that the cash flows originally hedged would continue to occur. As of March 31, 2006, no amounts remain deferred in other comprehensive income (loss) as the remaining term of the contract expired during the quarter ended September 30, 2005.
Note 10. Comprehensive Loss
The following table presents comprehensive loss, net of tax (in thousands):

	For the three months ended March 31,
	2006	2005
Net loss	$(10,337)	$(98,798)
Change in cumulative translation adjustment	7,332	(7,951)
Unrealized gain (loss) on qualifying cash flow hedges, net of tax $- and $-, respectively	—	1,727

Comprehensive loss	$(3,005)	$(105,022)

Note 11. Income Taxes
During the three months ended March 31, 2006, the Company recognized an income tax benefit of $2.2 million related to a pre-tax loss of $18.2 million. The Company recorded income tax expense that resulted from foreign income taxes related to the Company’s international operations and U.S. state taxes. Full valuation allowances were provided for U.S. Federal income tax benefits generated during the 2006 period. These collective income tax provisions were offset by an $8.1 million tax benefit related to the reversal of a valuation allowance for certain tax loss carry-overs. The reversal of the valuation allowance resulted from the reorganization, completed in the 2006 period, at certain of the Company’s international operations. Such reorganization resulted in the ability to utilize tax loss carry-overs in future periods over a sufficiently long carry-forward period to cause the probability of their realization to be considered more likely than not.
During the three months ended March 31, 2005, the Company recognized income tax expense of $6.1 million in relation to a net loss of $95.6 million. This income tax provision resulted primarily from the recognition of foreign income taxes and state taxes. Full valuation allowances were provided for U.S. Federal income tax benefits generated during the 2005 period.
Note 12. Stockholders’ Deficit
Loss Per Share
Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The effects of common stock equivalents have not been included in diluted loss per share for all periods presented, as the effect would be anti-dilutive. Common stock equivalents totaled 96.5 million shares and 96.6 million shares for the three months ended March 31, 2006 and the three months ended March 31, 2005, respectively.
Stock-Based Compensation
Effective January 1, 2006, the Company adopted the fair value approach described in SFAS No. 123 — “Accounting for Stock-Based Compensation,” as this statement has been amended and revised, to account for its stock-based compensation.
For the three months ended March 31, 2005, the Company accounted for stock options using the intrinsic value approach in accordance with APB Opinion No. 25, under which no compensation expense is recognized when the stock options are granted to colleagues and directors with an exercise price equal to or greater than fair market value of the stock as of the grant date. The grant date represents the measurement date of the stock options. The Company may also grant stock options to outside consultants. The fair value of options granted to outside consultants is expensed over the period services are rendered based on the Black-Scholes valuation model.
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

Three months ended
March 31, 2005
Net loss
As Reported	$(98,798)
Add: Stock —based employee compensation expense included in reported net loss, net of tax related effects	274
Deduct: Total stock-based employee compensation (expense) income determined under fair value based method for all awards, net of related tax effects	112

Pro forma net loss	$(98,636)

Basic loss per share as reported	$(1.68)
Pro forma	(1.68)

Diluted loss per share as reported	$(1.68)
Pro forma	(1.68)
As of September 20, 2005, the Company fully vested all outstanding stock options. No expense was recognized related to these options.
The fair value of each option grant is estimated on the date of the grant using the Black Scholes option pricing model with the following assumptions for the 2005 period: risk free interest rate of 3.89%; expected life of seven years; expected volatility of 61.2%; and no expected dividends. No options were granted or exercised during the 2006 period.
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
The Stock Option Plan provides for the issuance of options to purchase up to 3,000,000 shares of common stock at exercise prices equal to the market price of the common stock on the date of grant, subject to certain adjustments reflecting changes in the Company’s capitalization. As of March 31, 2006, 1,169,660 shares of common stock were available for issuance under the Stock Option Plan.
The only option activity under the Stock Option Plan during the three months ended March 31, 2006 was forfeitures of 5,500 shares with a weighted-average exercise price of $7.56. The aggregate intrinsic value is zero as the fair value of all options was less than the exercise price.
A summarization of stock options outstanding related to the Stock Option Plan at March 31, 2006 follows:

	Number	Options Outstanding		Options Exercisable
Range of	Outstanding	Weighted-Average	Weighted-	Number	Weighted-
Exercisable	At	Remaining	Average	Exercisable	Average
Options	3/31/06	Contractual Life	Exercise Price	3/31/06	Exercise Price

17.13 — 22.97	94,500	2.39	$18.26	94,500	$18.26
Incentive Plan
The Tower Automotive Inc. Long Term Incentive Plan (“Incentive Plan”), which was approved by stockholders and adopted in 1999, is designed to promote the long-term success of the Company through stock based compensation by aligning the interests of participants with those of its stockholders. Eligible participants under the Incentive Plan include key company colleagues, directors, and outside consultants. Awards under the Incentive Plan may include stock options, stock appreciation rights, performance shares and other stock based awards. The option exercise price must be at least equal to the fair value of the Common Stock at the time the option is granted. The Company’s Board of Directors determines vesting at the date of grant and in no event can be less than six months from the date of grant. The Incentive Plan provides for the issuance of up to 3,000,000 shares of common stock. As of March 31, 2006, 1,703,833 shares of common stock were available for issuance under the Incentive Plan. A committee of the Board of Directors is responsible for administration, participant selection and determination of terms and conditions of the Incentive Plan.

The only option activity under the Incentive Plan during the three months ended March 31, 2006 was forfeitures of 57,450 shares with a weighted-average exercise price of $11.32. The aggregate intrinsic value is zero as the fair value all options was less than the exercise price.

The following table summarizes certain information pertaining to stock options outstanding under the Incentive Plan:

	Number	Options Outstanding		Options Exercisable
Range of	Outstanding	Weighted-Average		Number
Exercisable	At	Remaining	Weighted-Average	Exercisable	Weighted-Average
Options	3/31/06	Contractual Life	Exercise Price	3/31/06	Exercise Price

$1.99 - $7.08	729,925	7.87	$3.40	729,925	$3.40

11.33 — 15.56	1,018,650	4.86	12.93	1,018,650	12.93

26.81	121,490	3.06	26.81	121,490	26.81
Director Option Plan
In February 1996, the Company’s Board of Directors approved the Tower Automotive, Inc. Independent Director Stock Option Plan (the “Director Option Plan”) that provides for the grant of options to independent directors, as defined in the plan, to acquire up to 200,000 shares of the Company’s Common Stock, subject to certain adjustments reflecting changes in the Company’s capitalization. As of March 31, 2006, 84,800 shares of common stock were available for issuance under the Director Option Plan. The option exercise price must be at least equal to the fair value of the Common Stock at the time the option is granted. The Company’s Board of Directors determines vesting at the date of grant and in no event can be less than six months from the date of grant.
The only option activity under the Director Option Plan during the three months ended March 31, 2006 was forfeitures of 15,000 shares with a weighted-average exercise price of $7.56. The aggregate intrinsic value is zero as the fair value all options was less than the exercise price.
The following table summarizes certain information pertaining to stock options outstanding under the Director Option Plan follows:

		Options Outstanding		Options Exercisable
Range of	Number	Weighted-Average		Number
Exercisable	Outstanding	Remaining	Weighted-Average	Exercisable	Weighted-Average
Options	At 3/31/06	Contractual Life	Exercise Price	3/31/06	Exercise Price
$18.94-$22.97	85,200	1.83	$19.63	85,200	$19.63

Note 13. Retirement Plans
The following table provides the components of net periodic pension benefit cost and other post-retirement benefit cost for the three months ended March 31, (in thousands):

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Service cost	$1,065	$1,720	$32	$200
Interest cost	3,771	3,790	2,049	2,065
Expected return on plan assets	(3,238)	(3,672)	—	—
Amortization of prior service cost	315	1,231	—	—
Amortization of net losses	764	1,027	2,147	3,230

Net periodic benefit cost	$2,677	$4,096	$4,228	$5,495

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2005 that it expects its minimum pension funding requirements to be $30.4 million during 2006. During the three months ended March 31, 2006, the Company made contributions of $5.5 million to its pension plans. The Company presently anticipates contributing an additional $24.9 million to fund its pension plans in 2006 for a total of $30.4 million based upon the Company’s most recent estimate. The Company’s obligations under these retirement plans may be subject to compromise in the Company’s bankruptcy proceedings.
The Company contributed $1.8 million during the three months ended March 31, 2006 to its defined contribution employee savings plans.

The Company provides certain medical benefits for retired employees and has reached agreements with certain retirees and active U.S. employees to modify the benefits payable under the various plans (see Note 16). The Company’s benefit obligations under these post-retirement benefit plans may be subject to compromise under the Company’s bankruptcy proceedings.
Note 14. Segment Information
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

	North America	International	Total
Three months ended March 31, 2006:
Revenues	$441,387	$328,333	$769,720
Operating income (loss)	(8,856)	22,605	13,749
Restructuring and asset impairment charges	2,411	111	2,522
Total assets	$1,228,272	$1,142,666	$2,370,938
Three months ended March 31, 2005:
Revenues	$589,608	$326,272	$915,880
Operating income (loss)	(29,851)	19,541	(10,310)
Restructuring and asset impairment charges	31,895	—	31,895
Total assets	$1,419,893	$1,130,072	$2,549,965
Inter-segment revenues are not significant for any period presented.
Note 15. Commitments and Contingencies
Key Employee Retention Plan Agreements
On March 30, 2005, the Bankruptcy Court entered an order approving the execution and implementation of a Key Employee Retention program by the Company and the assumption of certain executive contracts. Under the order, three separate retention funds were made available, including specific retention incentives for approximately 100 Key Employees (“the Core KERP Agreements”). Under the Core KERP Agreements, the Company agreed to pay the applicable employee a retention incentive. The total amount of the retention incentive (which varies by employee from 40% to 110% of base salary) is payable in four installments of 25% each, conditioned upon the employee’s continued employment by the Company through each of the scheduled payment dates. The four scheduled payment dates are (1) May 2, 2005; (2) November 2, 2005; (3) the confirmation of a plan of reorganization in the Company’s Chapter 11 proceedings; and (4) six months after the confirmation of a plan of reorganization in the Company’s Chapter 11 proceedings. In addition, a transition incentive pool was established for Key Employees whose roles will be phased out, but whose employment during such phase out remains critical and a discretionary fund was made available to address unanticipated retention needs. The cost of the Key Employee Retention program and the assumption of certain executive contracts is approximately $13.2 million. During the three months ended March 31, 2006, the Company recognized expense of $3.0 million in relation to this plan.
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
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The established liability for environmental matters is based upon management’s best estimates of expected investigation/remediation costs related to environmental contamination. It is possible that actual costs associated with these matters will exceed the environmental reserves established by the Company. Inherent uncertainties exist in the estimates, primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability and evolving technologies for handling site remediation and restoration. As of March 31, 2006 and December 31, 2005, the Company had accrued approximately $11.8 million and $11.4 million, respectively, for environmental remediation.
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
On February 2, 2005, the Debtors filed a voluntary petition for relief under the Bankruptcy Code. The cases of each of the Debtors were consolidated for the purpose of joint administration (see Note 2). As a result of the commencement of the Chapter 11 proceedings by the Debtors, an automatic stay has been imposed against the commencement or continuation of legal proceedings, pertaining to claims existing as of February 2, 2005, against the Debtors outside of the Bankruptcy Court. Claimants against the Debtors may assert their claims in the Chapter 11 proceedings by filing a proof of claim, to which the Debtors may object and seek a determination from the Bankruptcy Court as to the allowability of the claim. Claimants who desire to liquidate their claims in legal proceedings outside of the Bankruptcy Court will be required to obtain relief from the automatic stay by order of the Bankruptcy Court. If such relief is granted, the automatic stay will remain in effect with respect to the collection of liquidated claim amounts. Generally, all claims against the Debtors that seek a recovery from assets of the Debtors’ estates will be addressed in the Chapter 11 proceedings and paid only pursuant to the terms of a confirmed plan of reorganization. The Company requested an extension of the required due date for the filing of its plan of reorganization. The Bankruptcy Court approved an extension of the due date to August 26, 2006.
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
On November 29, 2005, the Company’s joint venture partner in Metalsa, Grupo, S.A. de C.V. (“Proeza”) filed a lawsuit in Mexico against Tower Mexico, Metalsa, and certain of Tower Mexico’s directors. Proeza’s lawsuit alleges certain breaches of Tower Mexico’s obligations under the governing documents of the joint venture and asserts certain rights in connection with the alleged change in control of Tower Mexico. As a result of these allegations, Proeza seeks either the rescission of the joint venture relationship or the redemption of Tower Mexico’s investment in Metalsa. The Company believes that Proeza’s claims and assertions are without merit and have vigorously defended this matter, including the venue of the litigation.
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

Note 16. Subsequent Events
In April 2006, the Company submitted for approval to the Bankruptcy court settlement agreements with two groups representing current and future retirees. Both settlements include modifications of retiree health care benefits for both retired salaried employees as well as current and future retirees of the Company’s Milwaukee, WI facility.
In May 2006, the Bankruptcy Court approved the agreements. As a result, salaried retirees will continue to receive current benefits through June 30, 2006. The salaried retirees will establish a Voluntary Employee Benefit Association (VEBA) trust to administer benefits after June 30, 2006. The Company contributed cash of $0.6 million to the VEBA on June 30, 2006. The Company will also provide certain cash and equity consideration to the VEBA upon emergence from bankruptcy. Such consideration will total approximately $5 million. The Company will provide certain supplemental cash payments to the VEBA, until such time as the Company emerges from bankruptcy.
The agreement with current employees and retirees represented by unions at the Company’s Milwaukee, WI facility was also submitted for Bankruptcy Court approval. Under the agreement, the Company will continue current benefit payments through June 30, 2006. A separate VEBA was established and will administer benefits for retirees and their dependents beginning July 1, 2006. The Company contributed cash of approximately $2.5 million on June 30, 2006. The Company will contribute approximately $30 million in equity of the reorganized Company upon emergence from bankruptcy. In addition, the Company may make additional cash contributions to the VEBA if the reorganized Company meets certain financial targets. The Company will make certain supplemental cash payments to the VEBA, until such time as the Company emerges from bankruptcy. In addition, the Company will make payments totaling approximately $3.5 million in settlement of all other outstanding matters with the impacted employees.
In May, 2006, the Company announced its intention to enter into decision bargaining to downsize its Bluffton, OH facility and move work to other facilities in the U.S.
On June 26, 2006, the Company announced that it will phase out of production at its Toronto, Ontario aluminum foundry and mini-mill by August 31, 2006, as part of its ongoing restructuring plan. This action is part of the Company’s ongoing strategy to improve operational efficiency and cost competitiveness while focusing on its core business of automotive structural stampings and assemblies. Total estimated costs associated with this action amount to approximately $19.9 million, which is comprised of employee related costs of $4.3 million, asset impairment charges of $14.5 million, other non cash charges of $0.7 million and other costs of $0.4 million. Future cash expenditures for these actions are estimated at $4.7 million.
On July 19, 2006, the Company issued a press release announcing tentative contract agreements with the United Auto Workers union and the United Steelworkers union covering approximately 2,100 Company employees. The agreements are subject to ratification by both unions’ affected memberships, and they also must be approved by the U.S. Bankruptcy Court overseeing the Company’s Chapter 11 case.
Furthermore, as part of the bankruptcy process, the Company may undertake additional actions in the future to rationalize and consolidate its operations.
Note 17. Consolidating Guarantor and Non-Guarantor Financial Information
The following consolidating financial information presents balance sheets, statements of operations and cash flow information related to the Company’s business. Certain foreign subsidiaries of R.J. Tower Corporation are subject to restrictions on their ability to pay dividends or otherwise distribute cash to R. J. Tower Corporation because they are subject to financing arrangements that restrict them from paying dividends. Each Guarantor, as defined, is a direct or indirect 100% owned subsidiary of the Company and has fully and unconditionally guaranteed the 9.25% senior unsecured Euro notes issued by R. J. Tower Corporation in 2000, the 12% senior unsecured notes issued by R. J. Tower Corporation in 2003 and the DIP financing entered into by R. J. Tower Corporation in February 2005. Tower Automotive, Inc. (the parent company) has also fully and unconditionally guaranteed the notes and the DIP financing and is reflected as the Parent Guarantor in the consolidating financial information. The Non-Guarantor Restricted Companies are the Company’s foreign subsidiaries except for Seojin Industrial Company Limited, which is reflected as the Non-Guarantor Unrestricted Company in the consolidating financial information. As a result of the Chapter 11 filing by the Debtors, the above-mentioned notes are subject to compromise pursuant to the bankruptcy proceedings. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material to investors.

TOWER AUTOMOTIVE INC.
Consolidating Balance Sheet at March 31, 2006
(Amounts in thousands)

				Non-Guarantor	Non-Guarantor
	R.J. Tower	Parent		Restricted	Unrestricted
	Corporation	Guarantor	Guarantor Companies	Companies	Companies	Eliminations	Consolidated
Assets

Current assets:
Cash and cash equivalents	$52,008	$—	$59	$72,009	$135	$—	$124,211
Accounts receivable	3,403	4,152	211,032	184,144	22,906	—	425,637
Inventories	—	—	68,281	52,902	16,562	—	137,745
Prepaid tooling and other	4,556	—	28,869	91,022	32,356	—	156,803

Total current assets	59,967	4,152	308,241	400,077	71,959	—	844,396

Property, plant and equipment, net	519	—	527,747	305,934	165,038	—	999,238
Investments in and advances to (from) affiliates	645,863	(95,994)	(777,524)	36,254	(3,569)	430,288	235,318
Goodwill	—	—	—	156,483	—	—	156,483
Other assets, net	25,236	—	31,104	61,764	17,399	—	135,503

	$731,585	$(91,842)	$89,568	$960,512	$250,827	$430,288	$2,370,938

Liabilities and Stockholders’ Investment (Deficit)

Current liabilities not subject to compromise:
Current maturities of long-term debt and capital lease obligations	$—	$—	$14,257	$19,332	$96,367	$—	$129,956
Current portion debtor-in-possession borrowings	612,000	—	—	—	—	—	612,000
Accounts payable	7,535	—	138,303	193,876	65,492	—	405,206
Accrued liabilities	42,391	—	60,546	52,817	12,578	—	168,332

Total current liabilities	661,926	—	213,106	266,025	174,437	—	1,315,494

Liabilities subject to compromise	625,046	391,588	290,698	—	—	(16,363)	1,290,969

Non-current liabilities not subject to compromise:
Long-term debt, net of current maturities	40,986	—	43,766	5,943	16,513	—	107,208
Obligations under capital leases, net of current maturities	—	—	—	30,034	—	—	30,034
Other noncurrent liabilities	2,776	—	19,357	74,642	13,888	—	110,663

Total noncurrent liabilities	43,762	—	63,123	110,619	30,401	—	247,905

Stockholders’ investment (deficit)	(599,149)	(483,430)	(477,359)	583,868	45,989	446,651	(483,430)

	$731,585	$(91,842)	$89,568	$960,512	$250,827	$430,288	$2,370,938

TOWER AUTOMOTIVE INC.
Consolidating Statement of Operations for the Three Months Ended March 31, 2006
(Amounts in thousands)

				Non-Guarantor	Non-Guarantor
	R.J. Tower	Parent		Restricted	Unrestricted
	Corporation	Guarantor	Guarantor Companies	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$—	$431,650	$246,014	$92,056	$—	$769,720

Cost of sales	(2,099)	—	418,357	215,524	88,150	—	719,932

Gross profit	2,099	—	13,293	30,490	3,906	—	49,788

Selling, general and administrative expenses	(9,876)	—	31,134	10,216	2,563	—	34,037

Restructuring and asset impairment charges, net	5	(4,142)	6,548	303	(192)	—	2,522

Other operating expense/(income)	(7,948)	—	6,643	785	—	—	(520)

Operating income (loss)	19,918	4,142	(31,032)	19,186	1,535	—	13,749

Interest expense	17,165	—	855	743	2,043	—	20,806

Interest income	(318)	—	(3)	47	(182)	—	(456)

Intercompany interest expense/(income)	(6,094)	—	—	6,427	(333)	—	—

Chapter 11 and related reorganization items	11,541	68	—	—	—	—	11,609

Income (loss) before provision for income taxes, equity in earnings of joint ventures, and minority interest	(2,376)	4,074	(31,884)	11,969	7	—	(18,210)

Provision (benefit) for income taxes	746	62	130	(3,096)	3	—	(2,155)

Income (loss) before equity in earnings of joint ventures, and minority interest	(3,122)	4,012	(32,014)	15,065	4	—	(16,055)

Equity in earnings of joint ventures, net of tax	(11,227)	(14,349)	—	6,616	—	25,644	6,684
Minority interest, net of tax	—	—	—	(966)	—	—	(966)

Net income (loss)	$(14,349)	$(10,337)	$(32,014)	$20,715	$4	$25,644	$(10,337)

TOWER AUTOMOTIVE, INC.
Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2006
(Amounts in thousands)

				Non-Guarantor	Non-Guarantor
	R. J. Tower	Parent		Restricted	Unrestricted
	Corporation	Guarantor	Guarantor Companies	Companies	Companies	Eliminations	Consolidated
OPERATING ACTIVITIES:

Net income (loss)	$(14,349)	$(10,337)	$(32,014)	$20,715	$4	$25,644	$(10,337)

Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Chapter 11 and related reorganization items, net	5,948	68	—	—	—	—	6,016
Non-cash restructuring and impairment, net	—	—	679	—	—	—	679
Depreciation	83	—	24,119	11,035	6,150	—	41,387
Deferred income tax provision (benefit)	—	—	—	(11,861)	4,176	—	(7,685)
Equity in earnings of joint ventures, net	11,227	14,349	—	(6,616)	—	(25,644)	(6,684)
Change in working capital and other operating items	(32,603)	(4,080)	22,879	(2,920)	(3,345)	—	(20,069)

Net cash provided by (used in) operating activities	(29,694)	—	15,663	10,353	6,985	—	3,307

INVESTING ACTIVITIES:

Cash disbursed for purchases of property, plant and equipment	—	—	(15,757)	(9,031)	(4,072)	—	(28,860)
Cash proceeds from asset disposal	—	—	—	—	32,664	—	32,664

Net cash provided by (used in) investing activities	—	—	(15,757)	(9,031)	28,592	—	3,804

FINANCING ACTIVITIES:

Proceeds from borrowings	—	—	—	9,886	1,253	—	11,139
Repayments of borrowings	—	—	(3)	(3,989)	(36,838)	—	(40,830)
Proceeds from DIP credit facility	216,000	—	—	—	—	—	216,000
Repayments of DIP credit facility	(135,000)	—	—	—	—	—	(135,000)

Net cash provided by (used for) financing activities	81,000	—	(3)	5,897	(35,585)	—	51,309

NET CHANGE IN CASH AND CASH EQUIVALENTS	51,306	—	(97)	7,219	(8)	—	58,420

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	702	—	156	64,790	143	—	65,791

CASH AND CASH EQUIVALENTS, END OF PERIOD	$52,008	$—	$59	$72,009	$135	$—	$124,211

TOWER AUTOMOTIVE INC.
Consolidating Balance Sheet at December 31, 2005
(Amounts in thousands)

				Non-Guarantor	Non-Guarantor
	R.J. Tower	Parent		Restricted	Unrestricted
	Corporation	Guarantor	Guarantor Companies	Companies	Companies	Eliminations	Consolidated
Assets

Current assets:
Cash and cash equivalents	$702	$—	$156	$64,790	$143	$—	$65,791
Accounts receivable	3,381	3,210	166,615	168,600	21,234	—	363,040
Inventories	—	—	60,068	48,114	15,251	—	123,433
Prepaid tooling and other	5,119	—	60,763	88,555	31,209	—	185,646

Total current assets	9,202	3,210	287,602	370,059	67,837	—	737,910

Property, plant and equipment, net	602	—	537,996	303,853	196,343	—	1,038,794
Investments in and advances to (from) affiliates	601,229	(99,312)	(749,021)	55,675	(3,124)	423,187	228,634
Goodwill	—	—	—	153,037	—	—	153,037
Other assets, net	27,386	—	33,573	53,787	18,105	—	132,851

	$638,419	$(96,102)	$110,150	$936,411	$279,161	$423,187	$2,291,226

Liabilities and Stockholders’ Investment (Deficit)

Current liabilities not subject to compromise:
Current maturities of long-term debt and capital lease obligations	$—	$—	$14,257	$11,074	$126,424	$—	$151,755
Accounts payable	5,372	—	128,697	186,821	57,926	—	378,816
Accrued liabilities	25,211	—	61,887	65,408	16,742	—	169,248

Total current liabilities	30,583	—	204,841	263,303	201,092	—	699,819

Liabilities subject to compromise	622,302	391,521	286,757	—	—	(16,363)	1,284,217

Non-current liabilities not subject to compromise:
Long-term debt, net of current maturities	40,986	—	43,768	6,608	16,461	—	107,823
Debtor-in-possession borrowings	531,000	—	—	—	—	—	531,000
Obligations under capital leases, net of current maturities	—	—	—	30,308	—	—	30,308
Other noncurrent liabilities	11,963	—	20,135	76,968	16,616	—	125,682

Total noncurrent liabilities	583,949	—	63,903	113,884	33,077	—	794,813

Stockholders’ investment (deficit)	(598,415)	(487,623)	(445,351)	559,224	44,992	439,550	(487,623)

	$638,419	$(96,102)	$110,150	$936,411	$279,161	$423,187	$2,291,226

TOWER AUTOMOTIVE, INC.
Consolidating Statement of Operations for the Three Months Ended March 31, 2005
(Amounts in thousands)

				Non-Guarantor	Non-Guarantor
	R.J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$—	$577,616	$242,824	$95,440	$—	$915,880
Cost of sales	(1,542)	—	547,577	215,770	89,284	—	851,089

Gross profit	1,542	—	30,039	27,054	6,156	—	64,791
Selling, general and administrative expenses	(4,212)	—	32,994	11,587	2,837	—	43,206
Restructuring and asset impairment charges, net	105	—	31,790	—	—	—	31,895

Operating income (loss)	5,649	—	(34,745)	15,467	3,319	—	(10,310)
Interest expense	36,376	2,221	1,960	1,368	1,745	—	43,670
Chapter 11 and related reorganization items	41,622	—	—	—	—	—	41,622

Income (loss) before provision for income taxes, equity in earnings of joint ventures, and minority interest	(72,349)	(2,221)	(36,705)	14,099	1,574	—	(95,602)
Provision (benefit) for income taxes	—	—	1,297	4,340	488	—	6,125

Income (loss) before equity in earnings of joint ventures, and minority interest	(72,349)	(2,221)	(38,002)	9,759	1,086	—	(101,727)
Equity in earnings of joint ventures, net of tax	(24,228)	(96,577)	—	—	—	125,068	4,263
Minority interest, net of tax	—	—	—	(1,334)	—	—	(1,334)

Net income (loss)	$(96,577)	$(98,798)	$(38,002)	$8,425	$1,086	$125,068	$(98,798)

TOWER AUTOMOTIVE, INC.
Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2005
(Amounts in thousands) (as restated)

				Non-Guarantor	Non-Guarantor
	R. J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
OPERATING ACTIVITIES:

Net income (loss)	$(96,577)	$(98,798)	$(38,002)	$8,425	$1,086	$125,068	$(98,798)

Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Chapter 11 and related reorganization items, net	38,188	—	—	—	—	—	38,188
Non-cash restructuring and impairment, net	—	—	32,095	—	—	—	32,095
Depreciation	83	—	26,956	11,507	5,045	—	43,591
Deferred income tax provision (benefit)	—	—	(2,265)	2,344	2,264	—	2,343
Equity in earnings of joint ventures, net	(4,263)	—	—	—	—	—	(4,263)
Change in working capital and other operating items	(33,647)	2,445	(11,454)	(8,962)	(10,062)	(125,068)	(163,840)

Net cash provided by (used in) operating activities	(96,216)	(96,353)	30,238	13,314	(1,667)	—	(150,684)

INVESTING ACTIVITIES:

Cash disbursed for purchases of property, plant and equipment	—	—	(28,719)	(21,613)	(7,816)	—	(58,148)
Other, net	(96,353)	96,353	—	—	—	—	—

Net cash provided by (used in) investing activities	(96,353)	96,353	(28,719)	(21,613)	(7,816)	—	(58,148)

FINANCING ACTIVITIES:

Proceeds from borrowings	—	—	—	5,541	10,610	—	16,151
Repayments of borrowings	(425,000)	—	(941)	(6,670)	(824)	—	(433,435)
Proceeds from DIP credit facility	623,738	—	—	—	—	—	623,738
Repayments of DIP credit facility	(111,125)	—	—	—	—	—	(111,125)

Net cash provided by (used for) financing activities	87,613	—	(941)	(1,129)	9,786	—	95,329

NET CHANGE IN CASH AND CASH EQUIVALENTS	(104,956)	—	578	(9,428)	303	—	(113,503)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	107,599	—	(517)	41,948	71	—	149,101

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,643	$—	$61	$32,520	$374	$—	$35,598

Item 1A.	Risk Factors.
See Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Since February 2, 2005, the Company and 25 of its U.S. subsidiaries (collectively, the “Debtors”) are operating under Chapter 11 of the Bankruptcy Code. The Debtors sought protection as a result of a deterioration in liquidity early in 2005. This deterioration was the result of the following factors, among others:
•	Significant capital expenditures and spending on product launch activities;

•	High interest costs;

•	Declining gross margins;

•	Termination of accelerated payment programs by key customers;

•	Lower production volumes at the Company’s largest customers; and

•	Significant raw material price increases (primarily steel).
Continuation of the Company as a going concern is contingent upon, among other things, the Debtors’ ability to:
•	Restructure the Company’s North American operations;

•	Comply with the terms and conditions of the DIP financing agreement described in Note 9 to the Condensed Consolidated Financial Statements;

•	Obtain confirmation of a plan of reorganization under the Bankruptcy Code;

•	Reduce unsustainable debt and simplify the Company’s complex and restrictive capital structure through the bankruptcy process; and

•	Obtain financing sources to meet the Debtors’ future obligations.
Details regarding the Company’s plans to restructure its North American operations are included in “Restructuring and Asset Impairments.” These matters raise substantial doubt regarding the Company’s ability to continue as a going concern. See Notes 1, 2 and 9 to the accompanying Condensed Consolidated Financial Statements for additional information.
Results of Operations
Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005
Revenues. Sales decreased by $146.2 million, or 16.0%, during the three months ended March 31, 2006 to $769.7 million from $915.9 million during the three months ended March 31, 2005. The decrease is primarily due to lower volume, the impact of two frame programs ending and unfavorable product mix decreased revenue by $147.2 million during the 2006 period compared to the 2005 period. In addition, unfavorable foreign exchange decreased revenue by $0.7 million during the 2006 period compared to the 2005 period. These impacts were partially offset by an increase in steel price recoveries from certain customers of $1.4 million during the 2006 period compared to the 2005 period.
Gross Profit and Gross Margin. Gross margin for the quarter ended March 31, 2006 was 6.5% compared to 7.1% for the comparable period of 2005. Gross profit decreased by $15.0 million, or 23.2%, to $49.8 million during the 2006 period compared to $64.8 million during the 2005 period. The decrease in gross profit was primarily from the negative impacts of volume/product mix and raw material steel prices and steel scrap recovery, in the amount of $39.0 million and $7.8 million, respectively. Improved operating efficiencies had a positive impact on gross profit totaling $26.7 million for the first quarter compared to prior year first quarter figures.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $9.2 million, or 21.2%, to $34.0 million during the three months ended March 31, 2006 from $43.2 million for the corresponding period of 2005. Selling, general and administrative expenses represented 4.4% of revenues during the 2006 period in comparison to 4.7% in the 2005 period. The $9.2 million decrease resulted primarily from lower compensation costs of $2.3 million, lower professional costs of $3.5 million and declines in other items of $2.2 million.
Interest Expense. Interest expense decreased by $23.3 million, or 52.8%, to $20.8 million during the 2006 period in comparison to $44.1 million in the 2005 period. The decrease was primarily attributable to: (i) $6.2 million related to debt that has been classified as subject to compromise for which no interest is being accrued effective February 2, 2005; (ii) interest savings of $1.7 million in association with an interest rate swap contract; and (iii) the write-off of deferred financing fees of $16.4 million related to debt associated with the Company’s Credit Agreement that was repaid in the first quarter of 2005. In accordance with SOP 90-7, “Reorganization Under the Bankruptcy Code,” interest expense during the Company’s bankruptcy has been recognized only to the extent that it will be paid during the Company’s bankruptcy proceedings or that it is probable that it will be an allowed priority, secured or unsecured claim. Interest expense recognized by the Company is lower than the Company’s stated contractual interest for the three months ended March 31, 2006 by $18.1 million.
Chapter 11 and Related Reorganization Items. Chapter 11 and related reorganization expense decreased by $30.0 million to $11.6 million during the 2006 period compared to $41.6 million in the 2005 period. These costs primarily related to professional fees related to the Company’s bankruptcy proceedings, write-offs of deferred financing costs and lease rejection costs. See Notes 1 and 9 to the Condensed Consolidated Financial Statements.
Provision for Income Taxes. During the three months ended March 31, 2006, the Company recognized an income tax benefit of $2.2 million related to a pre-tax loss of $18.2 million. The Company recorded income tax expense that resulted from foreign income taxes related to the Company’s international operations and U.S. state taxes. Full valuation allowances were provided for U.S. Federal income tax benefits generated during the 2006 period. These collective income tax provisions were offset by an $8.1 million tax benefit related to the reversal of a valuation allowance for certain tax loss carry-overs. The reversal of the valuation allowance resulted from the reorganization, completed in the 2006 period, at certain of the Company’s international operations. Such reorganization resulted in the ability to utilize tax loss carry-overs in future periods.
During the three months ended March 31, 2005, the Company recognized income tax expense of $6.1 million in relation to a net loss of $95.6 million. This income tax provision resulted primarily from the recognition of foreign income taxes and state taxes. Full valuation allowances were provided for U.S. Federal income tax benefits generated during the 2005 period.
Equity in Earnings of Joint Ventures, Net of Tax. Equity in earnings of joint ventures, net of tax increased by $2.4 million, or 56.7%, to $6.7 million during the three months ended March 31, 2006 from $4.3 million during the three months ended March 31, 2005. The increase primarily resulted from the Company’s share of earnings from its joint venture interest in Metalsa.
Minority Interest, Net of Tax. Minority interest, net of tax during the three months ended March 31, 2006 of $1.0 million approximated the amount for the corresponding period of 2005.
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
During the first quarter of 2006, the Company has continued its ongoing restructuring of its North American operations. The Company announced the following initiatives during this period:
•	In February 2006, the Company announced its decision to enter into decision bargaining to close its Greenville, MI facility and to move the work to other facilities in the U.S.

•	In April 2006, the Company submitted for approval to the Bankruptcy court settlement agreements with two groups representing current and future retirees. Both settlements include modifications of retiree health care benefits for both retired salaried employees as well as current and future retirees of the Company’s Milwaukee, WI facility.

•	In June 2006, the Company announced that it would phase out of production at its Toronto, Ontario aluminum foundry and mini-mill by August 31, 2006.

•	In July 2006, the Company announced tentative contract agreements with the United Auto Workers union and the United Steelworkers union covering approximately 2,100 Company employees. The agreements are subject to ratification by both unions’ affected memberships, and they also must be approved by the Bankruptcy Court overseeing the Company’s Chapter 11 case.
See Note 16 to the accompanying Condensed Consolidated Financial Statements for further information regarding these actions.
During the three months ended March 31, 2006, the Company recognized $2.5 million of expense related to restructuring and asset impairments compared to an expense of $31.9 million for the comparable period during 2005. The decrease of $29.4 million is primarily the result of asset impairments during the first three months ended March 31, 2005, which did not occur during the comparable 2006 period.
Liquidity and Capital Resources
The following discussion gives effect to the restatement discussed in Note 1 to the Condensed Consolidated Financial Statements.
During the first three months of 2006, the Company’s cash requirements were met through operations and a $725 million commitment of debtor-in-possession financing (“DIP Financing”). At March 31, 2006, the Company had available liquidity in the amount of $220.1 million, which consisted of $124.2 million of cash on hand and the availability of $95.9 million for borrowing under the DIP Financing.
Net cash provided by operating activities was $3.3 million during the three months ended March 31, 2006 compared to net cash utilized of $150.7 million during the three months ended March 31, 2005. The $154.0 million increase in the amount provided by operating activities during the 2006 period was primarily attributable to a decrease in accounts receivable of $103.2 million, an increase in accounts payable of $78.0 million and a decrease in Chapter 11 and related reorganization items, net and non-cash restructuring and impairment, net of $63.6 million.
Net cash provided by investing activities was $3.8 million during the first three months of 2006 compared to net cash utilized of $58.1 million in the corresponding period of 2005. During the first quarter of 2006, the Company sold its Gunpo, South Korea facility and received cash proceeds of approximately $32.6 million during the first quarter of 2006. The Company disbursed cash of $28.9 million for purchases of property, plant and equipment for the three months ended March 31, 2006 as compared to $58.1 million in the comparable 2005 period.
Net cash provided by financing activities was $51.3 million during the first three months of 2006 compared to net cash provided of $95.3 million during the comparable period of 2005. During the three months ended March 31, 2006, borrowings related to the DIP facility more than offset repayments by $81.0 million. The effect of this provision of cash was partially offset by $29.7 million of repayments of the Company’s non-DIP debt exceeding borrowings associated with that debt.
As disclosed in the Company’s Annual Report for the year end December 31, 2005, the Company’s business has significant liquidity requirements. In addition, a summary of the liquidity factors which forced the Company to seek Chapter 11 bankruptcy protection is included as well as the Company’s plans regarding these matters related to improving liquidity and operating results. The Company believes that funds generated by operations, together with cash on hand and amounts available to borrowing under DIP Financing provide sufficient liquidity and capital resources to pursue its business strategy while operating under Chapter 11 bankruptcy protection. However, the Company’s DIP Financing expires on February 2, 2007. If the Company does not emerge from Chapter 11 bankruptcy protection by February 2, 2007 or is not able to extend the expiration of the DIP Financing or replace the DIP Financing, the Company's operations would be materially adversely affected. The Company has no reason to believe at this time that it will not be able to extend or replace the DIP Financing in the event that it does not emerge from Chapter 11 prior to February 2, 2007.
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
In addition, the Chapter 11 filing created an event of default under the Convertible Debentures, Senior Notes, Senior Euro Notes, and the Subordinated Debentures. As a result, such indebtedness became immediately due and payable.
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
DIP Financing
In February 2005, the Bankruptcy Court approved a Revolving Credit, Term Loan and Guaranty Agreement, as amended (“DIP Agreement”), between the Company and a national banking institution as agent for the lenders (“Lenders”) and each of the Lenders.
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
Advances under the DIP Agreement bear interest at a fixed rate per annum equal to (x) the greatest (as of the date the advance is made) of the prime rate, the Base CD Rate (as defined in the DIP Agreement) plus 1%, or the Federal Funds Effective Rate (as defined in the DIP Agreement) plus 0.5%, plus (y) 1.75%, in the case of a loan under the revolving facility, or 2.25% in the case of the term loan. Alternatively, the Debtors may request that advances be made at a variable rate equal to (x) the Adjusted LIBO Rate (as defined in the DIP Agreement), for a one-month, three-month, six-month, or nine-month period, at the election of the Debtors, plus (y) 2.75%, in the case of a loan under the revolving facility, or 3.25% in the case of the term loan. In addition, the DIP Agreement obligates the Debtors to pay certain fees to the Lenders as described in the DIP Agreement. At March 31, 2006, $95.9 million was available for borrowing under the revolving credit and letter of credit facility. For the period of January 1, 2006 through March 31, 2006, the weighted average interest rate associated with borrowings pertaining to the DIP Agreement was 7.67%. DIP commitment fees totaled $0.1 million during the period of January 1, 2006 through March 31, 2006. The DIP Agreement matures on February 2, 2007; however, the Debtors are obligated to repay all borrowings made pursuant to the DIP Agreement upon substantial consummation of a plan of reorganization of the Debtors that is confirmed pursuant to an order of the Bankruptcy Court.
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
Draws were made against the second lien letters of credit of $41 million as of March 31, 2006.

Stock Options
Effective January 1, 2006, the Company accounts for stock-based compensation utilizing the fair value approach described in SFAS No. 123 — “Accounting for Stock-Based Compensation” (“SFAS No. 123 (R)”) as this statement has been amended and revised. On September 20, 2005, the Company fully vested the entire unvested portion of its outstanding stock options. The Company accelerated the vesting of these options because it is the Company’s opinion that expensing the remaining unvested portion of the options in accordance with SFAS No 123 (R) does not represent the economic cost to the Company given the Company’s Chapter 11 status. Therefore, the adoption of SFAS No. 123 (R) had no material impact on the Company’s financial statements.
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
At March 31, 2006, the Company had total debt not subject to compromise in the bankruptcy proceedings of $879 million. The debt is composed of fixed rate debt of $86 million and floating rate debt of $793 million. The pre-tax earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt not subject to compromise would be approximately $7.9 million, holding other variables constant. A one-percentage point increase in interest rates would not materially impact the fair value of the fixed rate debt not subject to compromise.
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
The majority of the Company’s product offerings are produced from steel. A byproduct of the production process is scrap steel, which is sold. Steel prices and scrap steel prices began increasing during early 2004 and declined relative to 2004 levels during 2005, but still remain high relative to historical levels. However, the price for scrap steel declined more significantly than steel during 2005. During 2006, steel prices have risen compared to 2005 levels. Continued volatility in steel prices and scrap steel prices is expected to continue in 2006.
Opportunities
The Company’s operations are geographically diverse including a significant presence in Europe, South America and Asia. The Company has a strategic customer portfolio strategy to leverage relationships with key customers across geographic boundaries to diversify its customer base and increase penetration with existing key customers, including the “New Domestics” (Nissan, Toyota and Honda).

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
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company’s Chief Executive Officer (the “CEO”) and the Company’s Chief Financial Officer (the “CFO”) have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based upon this review and evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2006. This determination was based upon the identification of material weaknesses as of December 31, 2005, in the Company’s internal control over financial reporting, which the Company views as an integral part of its disclosure controls and procedures. The effect of such weaknesses on the Company’s disclosure controls and procedures and remedial actions taken and planned are described in Item 9A, Controls and Procedures of the Company’s Form 10-K for the year ended December 31, 2005.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.
During the three months ended March 31, 2006, the Company implemented changes in internal controls over financial reporting to continue its centralization and standardization activities. Such changes included:
•	Continuing the centralization of purchasing and accounts payable processing in its North American operations; and

•	Continuing the standardization of time and attendance systems in its North American operations through the utilization of a common time and attendance system.
No other changes occurred during the most recent fiscal quarter that had a material effect or are reasonable likely to have a material effect on internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
A description of the Company’s proceedings under Chapter 11 of the United States Bankruptcy Code is described in Part I, Item 3 of the Company’s Form 10-K for the year ended December 31, 2005.
The Company requested an extension of the required due date for the filing of its plan of reorganization and the Bankruptcy Court approved an extension of the due date to August 26, 2006.

Item 6.	Exhibits.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWER AUTOMOTIVE, INC. Registrant
Date: August 4, 2006	/s/ Christopher T. Hatto
Christopher T. Hatto
Corporate Controller and Chief Accounting Officer

Exhibit Index

Exhibit no.	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Section 302of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.