Form 10-Q
period 2006-06-30
TOWER AUTOMOTIVE INC
filed 2006-09-15
CIK 925548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, at September 8, 2006, was 58,548,651 shares.

Tower Automotive, Inc.
Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements.
TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands — Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$120,123	$65,791
Accounts receivable	392,484	363,040
Inventories	134,316	123,433
Prepaid tooling and other	134,006	185,646

Total current assets	780,929	737,910

Property, plant and equipment, net	983,926	1,038,794
Investments in joint ventures	242,852	228,634
Goodwill	164,524	153,037
Other assets, net	129,480	132,851

Total assets	$2,301,711	$2,291,226

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities not subject to compromise:
Current maturities of long-term debt and capital lease obligations	$142,375	$151,755
Current portion of debtor-in-possession borrowings	607,000	—
Accounts payable	371,878	378,816
Accrued liabilities	181,821	169,248

Total current liabilities	1,303,074	699,819

Liabilities subject to compromise	1,299,553	1,284,217

Non-current liabilities not subject to compromise:
Long-term debt, net of current maturities	106,383	107,823
Debtor-in-possession borrowings	—	531,000
Capital lease obligations, net of current maturities	30,876	30,308
Other non-current liabilities	108,893	125,682

Total non-current liabilities	246,152	794,813

Stockholders’ deficit:
Preferred stock	—	—
Common stock	666	666
Additional paid-in-capital	681,653	681,102
Accumulated deficit	(1,192,564)	(1,106,840)
Deferred compensation plans	—	(6,798)
Accumulated other comprehensive income (loss)	12,501	(6,429)
Treasury stock	(49,324)	(49,324)

Total stockholders’ deficit	(547,068)	(487,623)

Total liabilities and stockholders’ deficit	$2,301,711	$2,291,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts — Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$766,907	$923,014	$1,536,627	$1,838,894
Cost of sales	708,778	843,625	1,428,710	1,694,714

Gross profit	58,129	79,389	107,917	144,180
Selling, general and administrative expenses	33,044	39,422	67,081	82,628
Restructuring and asset impairment charges, net	28,342	39,289	30,864	71,184
Other operating income	—	—	(520)	—

Operating income (loss)	(3,257)	678	10,492	(9,632)
Interest expense (contractual interest of $40,929 and $79,810 in 2006 and $40,819 and $94,226 in 2005)	22,664	22,392	43,470	66,501
Interest income	(756)	(49)	(1,212)	(488)
Chapter 11 and related reorganization items	43,662	103,287	55,271	144,909

Loss before provision for income taxes, equity in earnings of joint ventures, and minority interest	(68,827)	(124,952)	(87,037)	(220,554)
Provision for income taxes	11,885	9,697	9,730	15,822

Loss before equity in earnings of joint ventures, and minority interest	(80,712)	(134,649)	(96,767)	(236,376)
Equity in earnings of joint ventures, net of tax	7,533	2,222	14,217	6,485
Minority interest, net of tax	(2,206)	(1,223)	(3,172)	(2,557)

Net loss	$(75,385)	$(133,650)	$(85,722)	$(232,448)

Basic and diluted loss per share	$(1.29)	$(2.28)	$(1.46)	$(3.96)

Weighted average basic and diluted shares outstanding	58,661	58,646	58,657	58,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands — Unaudited)

	Six Months Ended June 30,
	2006	2005
		(as restated
		see Note 1)
OPERATING ACTIVITIES:
Net loss	$(85,722)	$(232,448)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Chapter 11 and related reorganization items, net	38,682	131,535
Non-cash restructuring and impairment, net	26,313	63,722
Depreciation	81,405	89,931
Deferred income tax provision (benefit)	(7,448)	12,711
Equity in earnings of joint ventures, net	(14,217)	(6,485)
Change in working capital and other operating items	(9,994)	(170,509)

Net cash provided by (used in) operating activities	29,019	(111,543)

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant and equipment	(60,359)	(89,718)
Cash proceeds from asset disposal	32,664	—

Net cash used in investing activities	(27,695)	(89,718)

FINANCING ACTIVITIES:
Proceeds from borrowings	20,894	18,452
Repayments of borrowings	(43,886)	(449,871)
Proceeds from DIP credit facility	345,500	866,785
Repayments of DIP credit facility	(269,500)	(331,625)

Net cash provided by financing activities	53,008	103,741

NET CHANGE IN CASH AND CASH EQUIVALENTS	54,332	(97,520)

Cash and cash equivalents, beginning of period	65,791	149,101

CASH AND CASH EQUIVALENTS, END OF PERIOD	$120,123	$51,581

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$38,920	$29,161
Income taxes paid (refunded)	$4,140	$(292)
Non-cash investing activities:
Net decrease in liabilities for purchases of property, plant and equipment	$(12,321)	$(38,181)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by Tower Automotive, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes primarily normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The interim results for the periods presented are not indicative of the Company’s actual annual results.
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
Subsequent to the bankruptcy filing date, the provisions in Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) applies to the Debtors’ financial statements while the Debtors operate under the provisions of Chapter 11. SOP 90-7 does not change the application of U.S. GAAP in the preparation of financial statements. However, SOP 90-7 does require that the financial statements, for periods including and subsequent to the filing of the Chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the Company.
Change in Accounting Principle
Effective January 1, 2006, the Company accounts for stock-based compensation utilizing the fair value approach described in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation (Revised 2004)” (“SFAS No. 123 (R)”) as this statement has been amended and revised. On September 20, 2005, the Company fully vested the entire unvested portion of its outstanding stock options. Therefore, the adoption of SFAS No. 123 (R) had no material impact on the Company’s financial statements (see Note 12).
Prior to the adoption of SFAS No. 123 (R), the Company accounted for stock options granted to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”).
Restatement
Subsequent to the issuance of the Company’s Condensed Consolidated Financial Statements for the period ended June 30, 2005 the Company concluded that the Company must correct the presentation of its Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2005. Previously, the Company was reporting capital expenditures in its Condensed Consolidated Statement of Cash Flows on an accrual basis rather than on a cash basis. Accordingly, the Company reported capital expenditures in the Condensed Consolidated Statement of Cash Flows in the period in which the Company acquired legal title to the related property, plant or equipment rather than when the Company actually paid the vendor for such property, plant or equipment. The impact of restating this presentation in the Condensed Consolidated Statement of Cash Flows from an accrual basis to a cash basis decreases or increases cash provided by operations with corresponding decreases or increases in cash utilized in investing activities.
As a result, the accompanying Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2005, including the Consolidating Financial Statements in Note 17, have been restated to correct this error. A summary of the impact of this restatement is as follows (in thousands):

	Six Months Ended
	June 30, 2005
	As previously	As
	reported	restated
Consolidated Financial Statement Caption

Consolidated Statement of Cash Flows
Change in working capital and other operating items	(208,690)	(170,509)
Net cash used in operating activities	(149,724)	(111,543)
Cash disbursed for purchases of property, plant and equipment*	(51,537)	(89,718)
Net cash used in investing activities	(51,537)	(89,718)
Net decrease in liabilities for purchases of property, plant and equipment	—	(38,181)

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
Financial Statement Classification
The majority of the Debtors’ pre-petition debt is in default and is classified as “Liabilities Subject to Compromise” in the accompanying Condensed Consolidated Balance Sheets at June 30, 2006 and December 31, 2005 (see Note 9).
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
Liabilities subject to compromise consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
Debt:
5.75% Convertible senior debentures	$124,999	$124,999
6.75% Subordinated debentures	258,750	258,750
9.25% Senior Euro notes	191,790	177,600
12% Senior notes	258,000	258,000

Total debt	833,539	819,349
Pension and other post-retirement benefits	153,854	162,886
Pre-petition accounts payable and accruals	175,181	195,294
Accrued interest on debt subject to compromise	21,343	21,343
Executory contracts	115,636	85,345

Total liabilities subject to compromise	$1,299,553	$1,284,217

The Debtors have incurred certain professional and other expenses directly associated with the bankruptcy proceedings. The Company disbursed cash of approximately $11.0 million and $9.9 million relating to these expenses during the three months ended June 30, 2006 and 2005, respectively and $16.6 million and $13.3 million for the six months ended June 30, 2006 and 2005, respectively. In addition, the Debtors have made certain provisions to adjust the carrying value of certain pre-petition liabilities to reflect the Debtors’ estimate of allowed claims. Such costs are classified as Chapter 11 and related reorganization items in the accompanying Statements of Operations for the three months ended June 30, 2006 and 2005 and for the six months ended June 30, 2006 and 2005 and consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Professional fees directly related to the filing	$12,556	$7,770	$21,136	$19,964
Key employee retention costs	875	1,657	3,836	1,693
Write off of deferred financing costs	—	—	—	29,135
Estimated executory contract rejection damages	30,231	93,712	30,299	93,920
Other expenses directly attributable to the Company’s reorganization	—	148	—	197

Total	$43,662	$103,287	$55,271	$144,909

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

Debtors’ Financial Statements
Presented below are the condensed combined financial statements of the Debtors. These statements reflect the financial position, results of operations and cash flows of the combined Debtors, including certain transactions and resulting assets and liabilities between the Debtors and non-Debtor subsidiaries of the Company, which are eliminated in the Company’s condensed consolidated financial statements.
Debtors’ Condensed Combined Balance Sheet
Debtors- in-Possession
(Amounts in thousands)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$51,879	$858
Accounts receivable	159,811	173,206
Inventories	61,755	60,068
Prepaid tooling and other	27,546	65,882

Total current assets	300,991	300,014

Property, plant and equipment, net	511,457	538,598
Investments in and advances to non-debtor subsidiaries	856,264	796,662
Other assets, net	51,616	60,959

Total assets	$1,720,328	$1,696,233

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities not subject to compromise:
Current maturities of long-term debt and capital lease obligations	$14,255	$14,257
Current portion of debtor-in-possession borrowings	607,000	—
Accounts payable	129,809	134,069
Accrued liabilities	95,086	87,098

Total current liabilities	846,150	235,424

Liabilities subject to compromise	1,315,916	1,300,580

Non-current liabilities not subject to compromise:
Long-term debt, net of current maturities	84,751	84,754
Long-term portion of debtor-in-possession borrowings	—	531,000
Other noncurrent liabilities	20,579	32,098

Total noncurrent liabilities	105,330	647,852

Total stockholders’ deficit	(547,068)	(487,623)

Total liabilities and stockholders’ deficit	$1,720,328	$1,696,233

Debtors’ Condensed Combined Statement of Operations
Debtors-in-Possession
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$408,392	$557,522	$840,042	$1,135,139
Cost of sales	385,437	519,356	801,695	1,064,500

Gross profit	22,955	38,166	38,347	70,639
Selling, general and administrative expenses	18,229	25,277	39,487	54,059
Restructuring and asset impairment charges, net	7,853	37,538	10,264	69,433
Other operating income	(810)	—	(2,115)	—

Operating loss	(2,317)	(24,649)	(9,289)	(52,853)
Interest expense	20,017	19,402	38,037	60,087
Interest income	(638)	(1)	(959)	(126)
Inter-company interest income	(6,436)	(5,708)	(12,530)	(11,598)
Chapter 11 and related reorganization items	43,662	103,287	55,271	144,909

Loss before provision for income taxes, equity in earnings of joint ventures and equity in earnings from non-Debtor subsidiaries	(58,922)	(141,629)	(89,108)	(246,125)
Provision for income taxes	1,166	4,964	2,104	8,215

Loss before equity in earnings of joint ventures and equity in earnings of non-Debtor subsidiaries	(60,088)	(146,593)	(91,212)	(254,340)
Equity in earnings of joint ventures, net of tax	68	89	136	—
Equity in earnings (losses) of non-Debtor subsidiaries	(15,365)	12,854	5,354	21,892

Net loss	$(75,385)	$(133,650)	$(85,722)	$(232,448)

Debtors’ Condensed Combined Statements of Cash Flows
Debtors- in-Possession
(Amounts in thousands)

	Six Months Ended June 30,
	2006	2005
		(as restated)
OPERATING ACTIVITIES:
Net loss	$(85,722)	$(232,448)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Chapter 11 and related reorganization items, net	38,682	131,535
Non-cash restructuring and impairment, net	10,986	62,155
Depreciation	46,463	56,106
Equity in earnings of joint ventures and subsidiaries, net	(5,490)	(21,892)
Change in working capital and other operating items	(4,929)	(169,570)

Net cash used for operating activities	(10)	(174,114)

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant and equipment	(24,963)	(33,430)

Net cash used for investing activities	(24,963)	(33,430)

FINANCING ACTIVITIES:
Repayments of borrowings	(6)	(428,941)
Proceeds from DIP credit facility	345,500	866,785
Repayments of DIP credit facility	(269,500)	(331,625)

Net cash provided by financing activities	75,994	106,219

NET CHANGE IN CASH AND CASH EQUIVALENTS	51,021	(101,325)

Cash and cash equivalents, beginning of period	858	107,081

CASH AND CASH EQUIVALENTS, END OF PERIOD	$51,879	$5,756

Note 3. New Accounting Pronouncements.
SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”) – In November 2004, the FASB issued SFAS No. 151. The statement amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that the abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this standard as of January 1, 2006 had no impact on the Company’s Condensed Consolidated Financial Statements.
FASB Interpretation No. 48 – In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on the Company’s Condensed Consolidated Financial Statements.
Note 4. Accounts Receivable Securitization Facility
On December 30, 2004, the Company, a qualifying special purpose entity (“QSPE”) and a third-party lender entered into a $50.0 million accounts receivable securitization facility agreement (the “Facility”). Pursuant to the terms of the Facility, the Company unconditionally sold certain accounts receivable to the QSPE on an ongoing basis. The QSPE funded its purchases of the accounts receivable through borrowings from the third-party lender. A security interest with respect to such accounts receivable was granted to the third-party lender. In addition, the Company was allowed, from time to time, to contribute capital to the QSPE in the form of contributed receivables or cash. The Facility allowed the Company to earn fees for performing collection and administrative functions associated with the Facility. The Facility had an expiration date of the earlier of 36 months subsequent to December 30, 2004 or the occurrence of a termination event as defined in the agreement. The accounts receivable sold were removed from the Consolidated Balance Sheet of the Company as these receivables and the QSPE met the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. The Facility became unavailable on February 2, 2005, the date on which the Debtors filed a voluntary petition for relief pursuant to the Bankruptcy Code.
Note 5. Inventories
Inventories are valued at the lower of first-in-first-out (“FIFO”) cost or market, and consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
Raw materials	$60,292	$56,309
Work in process	32,855	30,710
Finished goods	41,169	36,414

	$134,316	$123,433

Note 6. Goodwill
The following summarizes the changes in goodwill for the international segment (in thousands):

Balance at December 31, 2005	$153,037
Currency translation adjustment and other	11,487

Balance at June 30, 2006	$164,524

Note 7. Investments in Joint Ventures
On February 10, 2004, the Company announced that a decision had been finalized by DaimlerChrysler to move the current production of the frame assembly for the Dodge Ram light truck from the Company’s Milwaukee, Wisconsin facility to the Company’s joint venture partner, Metalsa S. de R.L. (“Metalsa”) headquartered in Monterrey, Mexico. The Dodge Ram frame program produced in the Milwaukee facility was expected to run through 2009. Production at the Milwaukee facility related to this program ceased in June 2005. The Company recognized revenue associated with the Dodge Ram frame program in the amount of $42.2 million for the three months ended June 30, 2005 and $88.7 million for the six months ended June 30, 2005. The Company recognized no material revenue associated with the Dodge Ram frame program during the three and six months ended June 30, 2006. The Company is a 40% partner in Metalsa with Promotora de Empresas Zano, S.A. de C.V. (“Proeza”). Metalsa is the largest supplier of vehicle frames and structures in Mexico. In addition, the Company and Metalsa have a technology sharing arrangement. Metalsa has manufacturing facilities in Monterrey and San Luis Potosi, Mexico and Roanoke, Virginia.
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
In February 2006, the Company announced that it would begin discussions with the union at its Greenville, Michigan manufacturing facility regarding closing the facility. During the first quarter of 2006 the Company finalized its decision to close the facility. Such closure is expected to be completed by December 2006. During the fourth quarter of 2006, the Company expects to incur approximately $7.5 million of employee termination costs, including potential costs to withdraw from a multi-employer retirement plan. In addition, the Company expects to incur approximately $2.9 million of other cash costs related to the relocation of equipment and other closure costs.
In May 2006, the Company announced its intention to enter into decision bargaining to downsize its Bluffton, OH facility and move work to other facilities in the U.S. In August 2006, the Company announced a new labor agreement, which will reduce labor costs such that the Bluffton, OH facility will remain open (see Note 16).
On June 26, 2006, the Company announced that it will phase out of production at its Toronto, Ontario aluminum foundry and mini-mill by August 31, 2006, as part of its ongoing restructuring plan. This action is part of the Company’s ongoing strategy to improve operational efficiency and cost competitiveness while focusing on its core business of automotive structural stampings and assemblies. Total estimated costs associated with this action amount to approximately $17.3 million, which is comprised of employee related costs of $3.8 million and asset impairment charges of $13.5 million. Future cash expenditures for these actions are estimated at $4.7 million.
The table below summarizes the accrual for the Company’s various restructuring actions for the six months ended June 30, 2006 (in thousands):

	Asset
	Impairments	Severance	Other Costs	Total
Balance at December 31, 2005	$—	$523	$—	$523
Provision	13,511	6,126	7,080	26,717
Cash usage	—	(2,827)	(1,966)	(4,793)
Non-cash usage and revisions of estimates	(13,511)	—	(5,114)	(18,625)

Balance at June 30, 2006	$—	$3,822	$—	$3,822

Except as disclosed above, the Company does not anticipate incurring additional material cash charges associated with these actions.
The restructuring and asset impairment charges caption in the accompanying Consolidated Statements of Operations is comprised of both restructuring and non-restructuring related asset impairments. The components of that caption are as follows for the six months ended June 30, 2006 (in thousands):

Restructuring and related asset impairments, net	$26,717
Revision of estimate	—
Other asset impairments	4,147

Total	$30,864

Note 9. Debt
Chapter 11 Impact
Under the terms of the Company’s pre-petition credit agreement, the Chapter 11 filing created an event of default. Outstanding obligations under the pre-petition credit agreement were $425 million, which were refinanced through the DIP financing described below.
In addition, the Chapter 11 filing caused a default on the Convertible Debentures, Senior Notes, Senior Euro Notes and Subordinated Debentures (see Note 2).
Pursuant to SOP 90-7, the Company ceased recognizing interest expense on the Convertible Debentures, Senior Notes, Senior Euro Notes and Subordinated Debentures effective February 2, 2005. Contractual interest not accrued during the period from January 1, 2006 through June 30, 2006 is $36.3 million.
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
Advances under the DIP Agreement bear interest at a fixed rate per annum equal to (x) the greatest (as of the date the advance is made) of the prime rate, the Base CD Rate (as defined in the DIP Agreement) plus 1%, or the Federal Funds Effective Rate (as defined in the DIP Agreement) plus 0.5%, plus (y) 1.75%, in the case of a loan under the revolving facility, or 2.25% in the case of the term loan. Alternatively, the Debtors may request that advances be made at a variable rate equal to (x) the Adjusted LIBO Rate (as defined in the DIP Agreement), for a one-month, three-month, six-month, or nine-month period, at the election of the Debtors, plus (y) 2.75%, in the case of a loan under the revolving facility, or 3.25% in the case of the term loan. In addition, the DIP Agreement obligates the Debtors to pay certain fees to the Lenders as described in the DIP Agreement. At June 30, 2006, $77.1 million was available for borrowing under the revolving credit and letter of credit facility. For the period of January 1, 2006 through June 30, 2006, the weighted average interest rate associated with borrowings pertaining to the DIP Agreement was 7.96%. DIP commitment fees totaled $0.2 million during the period of January 1, 2006 through June 30, 2006. The DIP Agreement matures on February 2, 2007; however, the Debtors are obligated to repay all borrowings made pursuant to the DIP Agreement upon substantial consummation of a plan of reorganization of the Debtors that is confirmed pursuant to an order of the Bankruptcy Court.
The DIP Agreement contains various representations, warranties and covenants by the Debtors that are customary for transactions of this nature, including (without limitation) reporting requirements and maintenance of financial covenants. Based on the Company’s current operating forecast for the fourth quarter of 2006, the Company does not believe that it will be in compliance with certain of the covenants contained in the DIP Agreement as of the end of 2006. The Company believes, however, that it will be able to obtain modifications of or waivers of those covenants prior to such times so that it will be able to continue to utilize the borrowings available under the DIP Agreement. However, the Company can offer no assurances that it will be able to obtain these modifications or waivers on terms which are acceptable to the Company or at all. Should the Company be unable to obtain modification or waivers, it would be materially adversely affected.
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
Draws were made against the second lien letters of credit of $41 million as of June 30, 2006.
Debt Classified as Not Subject to Compromise
The Company’s industrial development revenue bonds and the debt associated with the Company’s variable interest entity of $43.8 million and $14.3 million, respectively, are classified as liabilities not subject to compromise on the Company’s Condensed Consolidated Balance Sheet at June 30, 2006. The Company’s foreign subsidiary indebtedness of $180.6 million at June 30, 2006, is also not subject to compromise as the Company’s operating foreign subsidiaries are not included in the bankruptcy proceedings.
Interest Rate Swap Contracts
In February 2005, the Company’s interest rate swap contracts were terminated. The Company had previously de-designated one of the contracts as a cash flow hedge. Amounts previously deferred in other comprehensive income were deferred over the initial term of the contract, as the Company expected that the cash flows originally hedged would continue to occur. As of June 30, 2006, no amounts remain deferred in other comprehensive income (loss) as the remaining term of the contract expired during the quarter ended September 30, 2005.

Note 10. Comprehensive Loss
The following table presents comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net loss	$(75,385)	$(133,650)	$(85,722)	$(232,448)
Change in cumulative translation adjustment	11,598	(9,110)	18,930	(17,061)
Unrealized gain (loss) on qualifying cash flow hedges	—	1,601	—	3,328

Comprehensive loss	$(63,787)	$(141,159)	$(66,792)	$(246,181)

Note 11. Income Taxes
During the three and six months ended June 30, 2006, the Company recognized an income tax expense of $11.9 million and $9.7 million, respectively, in relation to a pre-tax loss of $68.8 million and $87.0 million, respectively. The Company recorded income tax expense that resulted from foreign income taxes related to the Company’s international operations and U.S. state taxes. Full valuation allowances were provided for U.S. Federal income tax benefits generated during the 2006 period. These collective income tax provisions were offset by an $8.1 million tax benefit related to the reversal of a valuation allowance for certain tax loss carry-overs during the six months ended June 30, 2006. The reversal of the valuation allowance resulted from the reorganization, completed in the first quarter of 2006, at certain of the Company’s international operations. Such reorganization resulted in the ability to utilize tax loss carry-overs in future periods over a sufficiently long carry-forward period to cause the probability of their realization to be considered more likely than not.
During the three and six months ended June 30, 2005, the Company recognized income tax expense of $9.7 million and $15.8 million, respectively, in relation to a pre-tax net loss of $125.0 million and $220.6 million, respectively. This income tax provision resulted primarily from the recognition of foreign income taxes and state taxes. Full valuation allowances were provided for U.S. Federal income tax benefits generated during the 2005 period.
Note 12. Stockholders’ Deficit
Loss Per Share
Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The effects of common stock equivalents have not been included in diluted loss per share for all periods presented, as the effect would be anti-dilutive. Common stock equivalents totaled 96.5 million shares for all periods presented during 2006 and 2005.
Stock-Based Compensation
Effective January 1, 2006, the Company adopted the fair value approach described in SFAS No. 123, “Accounting for Stock-Based Compensation (Revised 2004),” as this statement has been amended and revised, to account for its stock-based compensation.
For the three months and six months ended June 30, 2005, the Company accounted for stock options using the intrinsic value approach in accordance with APB Opinion No. 25, under which no compensation expense is recognized when the stock options are granted to colleagues and directors with an exercise price equal to or greater than fair market value of the stock as of the grant date. The grant date represents the measurement date of the stock options. The Company may also grant stock options to outside consultants. The fair value of options granted to outside consultants is expensed over the period services are rendered based on the Black-Scholes valuation model.
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

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net loss
As Reported	$(133,650)	$(232,448)
Add: Stock –based employee compensation expense included in reported net loss, net of tax related effects	237	511
Deduct: Total stock-based employee compensation (expense) income determined under fair value based method for all awards, net of related tax effects	542	654

Pro forma net loss	$(132,871)	$(231,283)

Basic loss per share as reported	$(2.28)	$(3.96)
Pro forma	(2.27)	(3.94)

Diluted loss per share as reported	$(2.28)	$(3.96)
Pro forma	(2.27)	(3.94)
As of September 20, 2005, the Company fully vested all outstanding stock options. No expense was recognized related to these options.
The fair value of each option grant is estimated on the date of the grant using the Black Scholes option pricing model with the following assumptions for the 2005 period: risk free interest rate of 3.89%; expected life of seven years; expected volatility of 61.21%; and no expected dividends. No options were granted or exercised during the 2006 period.
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
The Stock Option Plan provides for the issuance of options to purchase up to 3,000,000 shares of common stock at exercise prices equal to the market price of the common stock on the date of grant, subject to certain adjustments reflecting changes in the Company’s capitalization. As of June 30, 2006, 1,169,660 shares of common stock were available for issuance under the Stock Option Plan.
The only option activity under the Stock Option Plan during the six months ended June 30, 2006 was forfeitures of 6,500 shares with a weighted-average exercise price of $9.36. The aggregate intrinsic value is zero as the fair value of all options was less than the exercise price.
A summarization of stock options outstanding related to the Stock Option Plan at June 30, 2006 follows:

	Number	Options Outstanding		Options Exercisable
Range of	Outstanding	Weighted-Average	Weighted-	Number	Weighted-
Exercisable	At	Remaining	Average	Exercisable	Average
Options	6/30/06	Contractual Life	Exercise Price	6/30/06	Exercise Price
17.13 – 22.97	93,500	2.13	$18.25	93,500	$18.25

Incentive Plan
The Tower Automotive Inc. Long Term Incentive Plan (“Incentive Plan”), which was approved by stockholders and adopted in 1999, is designed to promote the long-term success of the Company through stock-based compensation by aligning the interests of participants with those of its stockholders. Eligible participants under the Incentive Plan include key company colleagues, directors, and outside consultants. Awards under the Incentive Plan may include stock options, stock appreciation rights, performance shares and other stock-based awards. The option exercise price must be at least equal to the fair value of the Common Stock at the time the option is granted. The Company’s Board of Directors determines vesting at the date of grant and in no event can be less than six months from the date of grant. The Incentive Plan provides for the issuance of up to 3,000,000 shares of common stock. As of June 30, 2006, 1,703,833 shares of common stock were available for issuance under the Incentive Plan. A committee of the Board of Directors is responsible for administration, participant selection and determination of terms and conditions of the Incentive Plan.
The only option activity under the Incentive Plan during the six months ended June 30, 2006 was forfeitures of 172,100 shares with a weighted-average exercise price of $9.13. The aggregate intrinsic value is zero as the fair value all options was less than the exercise price.
The following table summarizes certain information pertaining to stock options outstanding under the Incentive Plan:

	Number	Options Outstanding		Options Exercisable
Range of	Outstanding	Weighted-Average		Number
Exercisable	At	Remaining	Weighted-Average	Exercisable	Weighted-Average
Options	6/30/06	Contractual Life	Exercise Price	6/30/06	Exercise Price
$1.99 – $7.08	671,825	7.64	$3.39	671,825	$3.39

11.33 – 15.56	962,100	4.60	12.94	962,100	12.94

26.81	121,490	2.81	26.81	121,490	26.81
Director Option Plan
In February 1996, the Company’s Board of Directors approved the Tower Automotive, Inc. Independent Director Stock Option Plan (the “Director Option Plan”) that provides for the grant of options to independent directors, as defined in the plan, to acquire up to 200,000 shares of the Company’s Common Stock, subject to certain adjustments reflecting changes in the Company’s capitalization. As of June 30, 2006, 84,800 shares of common stock were available for issuance under the Director Option Plan. The option exercise price must be at least equal to the fair value of the Common Stock at the time the option is granted. The Company’s Board of Directors determines vesting at the date of grant and in no event can be less than six months from the date of grant.
The only option activity under the Director Option Plan during the six months ended June 30, 2006 was forfeitures of 15,000 shares with a weighted-average exercise price of $7.56. The aggregate intrinsic value is zero as the fair value all options was less than the exercise price.
The following table summarizes certain information pertaining to stock options outstanding under the Director Option Plan follows:

		Options Outstanding		Options Exercisable
Range of	Number	Weighted-Average		Number
Exercisable	Outstanding	Remaining	Weighted-Average	Exercisable	Weighted-Average
Options	At 6/30/06	Contractual Life	Exercise Price	6/30/06	Exercise Price
$18.94 – $22.97	85,200	1.83	$19.63	85,200	$19.63

Note 13. Retirement Plans
The following table provides the components of net periodic pension benefit cost and other post-retirement benefit cost for the three months ended June 30, (in thousands):

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Service cost	$1,065	$1,720	$32	$200
Interest cost	3,771	3,790	2,084	2,065
Expected return on plan assets	(3,238)	(3,672)	—	—
Amortization of prior service cost	315	1,231	—	—
Amortization of net losses	764	1,027	1,951	3,229

Net periodic benefit cost	$2,677	$4,096	$4,067	$5,494

The following table provides the components of net periodic pension benefit cost and other post-retirement benefit cost for the six months ended June 30, (in thousands):

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Service cost	$2,130	$3,440	$64	$400
Interest cost	7,542	7,580	4,133	4,130
Expected return on plan assets	(6,476)	(7,344)	—	—
Amortization of prior service cost	630	2,462	—	—
Amortization of net losses	1,528	2,054	4,098	6,459

Net periodic benefit cost	$5,354	$8,192	$8,295	$10,989

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2005 that it expects its minimum pension funding requirements to be $30.4 million during 2006. During the three and six months ended June 30, 2006, the Company made contributions of $6.7 million and $12.2 million, respectively, to its pension plans. The Company presently anticipates contributing an additional $18.2 million to fund its pension plans in 2006 for a total of $30.4 million based upon the Company’s most recent estimate. The Company’s obligations under these retirement plans may be subject to compromise in the Company’s bankruptcy proceedings.
The Company contributed $2.0 million and $3.8 million during the three and six months ended June 30, 2006, respectively, to its defined contribution employee savings plans.
In April 2006, the Company submitted for approval to the Bankruptcy court settlement agreements with two groups representing current and future retirees. Both settlements include modifications of retiree health care benefits for both retired salaried employees as well as current and future retirees of the Company’s Milwaukee, WI facility.
In May 2006, the Bankruptcy Court approved the agreements. As a result, salaried retirees continued to receive current benefits through June 30, 2006. The salaried retirees established a Voluntary Employee Benefit Association (“VEBA”) trust to administer benefits after June 30, 2006. The Company contributed cash of $0.6 million to the VEBA on June 30, 2006. The Company will also provide certain cash and equity consideration to the VEBA upon emergence from bankruptcy. Such consideration will total approximately $5 million. The Company will provide certain supplemental cash payments to the VEBA, until such time as the Company emerges from bankruptcy.
The agreement with current employees and retirees represented by unions at the Company’s Milwaukee, WI facility was also submitted for Bankruptcy Court approval. Under the agreement, the Company continued current benefit payments through June 30, 2006. A separate VEBA was established and began administering benefits for retirees and their dependents beginning July 1, 2006. The Company contributed cash of approximately $2.5 million on June 30, 2006. The Company will contribute approximately $30 million in equity of the reorganized Company upon emergence from bankruptcy. In addition, the Company may make additional cash contributions to the VEBA if the reorganized Company meets certain financial targets. The Company will make certain supplemental cash payments to the VEBA, until such time as the Company emerges from bankruptcy. In addition, the Company will make payments totaling approximately $3.5 million in settlement of all other outstanding matters with the impacted employees.
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

	North
	America	International	Total
Three months ended June 30, 2006:
Revenues	$415,824	$351,083	$766,907
Operating income (loss)	(20,938)	17,681	(3,257)
Restructuring and asset impairment charges	25,213	3,129	28,342
Total assets	$1,129,299	$1,172,412	$2,301,711

Three months ended June 30, 2005:
Revenues	$570,397	$352,617	$923,014
Operating income (loss)	(26,346)	27,024	678
Restructuring and asset impairment charges	37,538	1,751	39,289
Total assets	$1,356,539	$1,115,262	$2,471,801

Six months ended June 30, 2006:
Revenues	$857,211	$679,416	$1,536,627
Operating income (loss)	(29,794)	40,286	10,492
Restructuring and asset impairment charges	27,624	3,240	30,864
Total assets	$1,129,299	$1,172,412	$2,301,711

Six months ended June 30, 2005:
Revenues	$1,160,005	$678,889	$1,838,894
Operating income (loss)	(56,197)	46,565	(9,632)
Restructuring and asset impairment charges	69,433	1,751	71,184
Total assets	$1,356,539	$1,115,262	$2,471,801
Inter-segment revenues are not significant for any period presented.
Note 15. Commitments and Contingencies
Key Employee Retention Plan Agreements
On March 30, 2005, the Bankruptcy Court entered an order approving the execution and implementation of a Key Employee Retention program by the Company and the assumption of certain executive contracts. Under the order, three separate retention funds were made available, including specific retention incentives for approximately 100 Key Employees (“the Core KERP Agreements”). Under the Core KERP Agreements, the Company agreed to pay the applicable employee a retention incentive. The total amount of the retention incentive (which varies by employee from 40% to 110% of base salary) is payable in four installments of 25% each, conditioned upon the employee’s continued employment by the Company through each of the scheduled payment dates. The four scheduled payment dates are (1) May 2, 2005; (2) November 2, 2005; (3) the confirmation of a plan of reorganization in the Company’s Chapter 11 proceedings; and (4) six months after the confirmation of a plan of reorganization in the Company’s Chapter 11 proceedings. In addition, a transition incentive pool was established for Key Employees whose roles will be phased out, but whose employment during such phase out remains critical and a discretionary fund was made available to address unanticipated retention needs. The cost of the Key Employee Retention program and the assumption of certain executive contracts is approximately $13.2 million. During the three and six months ended June 30, 2006, the Company recognized expense of $0.9 million and $3.9 million, respectively, in relation to this plan.

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
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The established liability for environmental matters is based upon management’s best estimates of expected investigation/remediation costs related to environmental contamination. It is possible that actual costs associated with these matters will exceed the environmental reserves established by the Company. Inherent uncertainties exist in the estimates, primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability and evolving technologies for handling site remediation and restoration. As of June 30, 2006 and December 31, 2005, the Company had accrued approximately $12.0 million and $11.4 million, respectively, for environmental remediation.
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
On February 2, 2005, the Debtors filed a voluntary petition for relief under the Bankruptcy Code. The cases of each of the Debtors were consolidated for the purpose of joint administration (see Note 2). As a result of the commencement of the Chapter 11 proceedings by the Debtors, an automatic stay has been imposed against the commencement or continuation of legal proceedings, pertaining to claims existing as of February 2, 2005, against the Debtors outside of the Bankruptcy Court. Claimants against the Debtors may assert their claims in the Chapter 11 proceedings by filing a proof of claim, to which the Debtors may object and seek a determination from the Bankruptcy Court as to the allowability of the claim. Claimants who desire to liquidate their claims in legal proceedings outside of the Bankruptcy Court will be required to obtain relief from the automatic stay by order of the Bankruptcy Court. If such relief is granted, the automatic stay will remain in effect with respect to the collection of liquidated claim amounts. Generally, all claims against the Debtors that seek a recovery from assets of the Debtors’ estates will be addressed in the Chapter 11 proceedings and paid only pursuant to the terms of a confirmed plan of reorganization. The Company requested an extension of the required due date for the filing of its plan of reorganization. The Bankruptcy Court approved an extension of the due date to October 25, 2006.
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
On November 29, 2005, the Company’s joint venture partner in Metalsa, Proeza filed a lawsuit in Mexico against Tower Mexico, Metalsa, and certain of Tower Mexico’s directors. Proeza’s lawsuit alleges certain breaches of Tower Mexico’s obligations under the governing documents of the joint venture and asserts certain rights in connection with the alleged change in control of Tower Mexico. As a result of these allegations, Proeza seeks either the rescission of the joint venture relationship or the redemption of Tower Mexico’s investment in Metalsa. The Company believes that Proeza’s claims and assertions are without merit and have vigorously defended this matter, including the venue of the litigation.
In addition, the Company has initiated an adversary proceeding against Proeza in the Chapter 11 proceedings. In the adversary proceeding, the Company alleges that Proeza filed the Mexico lawsuit in violation of the governing documents of the joint venture and seeks an order staying the Mexico lawsuit and compelling Proeza to arbitrate the claims raised therein under the auspices of the International Chamber of Commerce (“ICC”) in Paris, France. The Company has also filed with the ICC a request for arbitration of the disputes raised in the Mexico lawsuits.
Note 16. Subsequent Events
On August 25, 2006, the Company issued a press release announcing the ratification of revised collective bargaining agreements with the United Auto Workers union and the United Steelworkers union covering hourly employees at the Company’s Bluffton, Ohio and Elkton Michigan facilities, as well as a contract extension and severance agreement at the Company’s Clinton, Michigan and Milan, Tennessee facilities respectively. The tentative agreement previously announced on July 19, 2006 covered hourly employees at nine of the Company’s North American facilities, but was subsequently modified to govern only the four facilities that ratified the agreement. The U.S. Bankruptcy Court overseeing the Company’s Chapter 11 case must still approve the agreement.
On September 14, 2006, the Company announced the planned closure of its Upper Sandusky, Ohio facility.
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

TOWER AUTOMOTIVE INC.
Consolidating Balance Sheet at June 30, 2006
(Amounts in thousands)

				Non-Guarantor	Non-Guarantor
	R.J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Assets

Current assets:
Cash and cash equivalents	$51,852	$—	$27	$68,115	$129	$—	$120,123
Accounts receivable	2,585	4,056	153,170	212,534	20,139	—	392,484
Inventories	—	—	61,755	55,957	16,604	—	134,316
Prepaid tooling and other	3,911	—	23,635	79,809	26,651	—	134,006

Total current assets	58,348	4,056	238,587	416,415	63,523	—	780,929

Property, plant and equipment, net	432	—	511,025	305,050	167,419	—	983,926
Investments in and advances to (from) affiliates	579,900	(159,536)	(763,429)	22,936	(3,373)	566,354	242,852
Goodwill	—	—	—	164,524	—	—	164,524
Other assets, net	23,125	—	28,491	61,452	16,412	—	129,480

	$661,805	$(155,480)	$14,674	$970,377	$243,981	$566,354	$2,301,711

Liabilities and Stockholders’ Investment (Deficit)

Current liabilities not subject to compromise:
Current maturities of long-term debt and capital lease obligations	$—	$—	$14,255	$21,007	$107,113	$—	$142,375
Current portion debtor-in-possession borrowings	607,000	—	—	—	—	—	607,000
Accounts payable	9,180	—	120,629	189,597	52,472	—	371,878
Accrued liabilities	34,891	—	60,195	77,027	9,708	—	181,821

Total current liabilities	651,071	—	195,079	287,631	169,293	—	1.303,074

Liabilities subject to compromise	629,016	391,588	295,312	—	—	(16,363)	1,299,553

Non-current liabilities not subject to compromise:
Long-term debt, net of current maturities	40,986	—	43,765	5,215	16,417	—	106,383
Obligations under capital leases, net of current maturities	—	—	—	30,876	—	—	30,876
Other noncurrent liabilities	9,117	—	11,462	73,756	14,558	—	108,893

Total noncurrent liabilities	50,103	—	55,227	109,847	30,975	—	246,152

Stockholders’ investment (deficit)	(668,385)	(547,068)	(530,944)	572,899	43,713	582,717	(547,068)

	$661,805	$(155,480)	$14,674	$970,377	$243,981	$566,354	$2,301,711

TOWER AUTOMOTIVE INC.
Consolidating Statement of Operations for the Three Months Ended June 30, 2006
(Amounts in thousands)

				Non-Guarantor	Non-Guarantor
	R.J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$—	$408,392	$269,277	$89,238	$—	$766,907

Cost of sales	(2,081)	—	387,518	233,860	89,481	—	708,778

Gross profit	2,081	—	20,874	35,417	(243)	—	58,129

Selling, general and administrative expenses	(11,349)	—	29,578	12,109	2,706	—	33,044

Restructuring and asset impairment charges, net	(65)	(4,416)	12,334	20,489	—	—	28,342

Other operating expense/(income)	(8,891)	—	8,081	810	—	—	—

Operating income (loss)	22,386	4,416	(29,119)	2,009	(2,949)	—	(3,257)

Interest expense	19,093	—	924	712	1,935	—	22,664

Interest income	(640)	—	2	32	(150)	—	(756)

Intercompany interest expense/(income)	(6,436)	—	—	6,778	(342)	—	—

Chapter 11 and related reorganization items	13,437	—	30,225	—	—	—	43,662

Income (loss) before provision for income taxes, equity in earnings (loss) of joint ventures and subsidiaries, and minority interest	(3,068)	4,416	(60,270)	(5,513)	(4,392)	—	(68,827)

Provision (benefit) for income taxes	763	78	325	11,928	(1,209)	—	11,885

Income (loss) before equity in earnings of joint ventures and subsidiaries, and minority interest	(3,831)	4,338	(60,595)	(17,441)	(3,183)	—	(80,712)

Equity in earnings (loss) of joint ventures and subsidiaries, net of tax	(75,892)	(79,723)	—	7,465	—	155,683	7,533
Minority interest, net of tax	—	—	—	(2,206)	—	—	(2,206)

Net income (loss)	$(79,723)	$(75,385)	$(60,595)	$(12,182)	$(3,183)	$155,683	$(75,385)

TOWER AUTOMOTIVE INC.
Consolidating Statement of Operations for the Six Months Ended June 30, 2006
(Amounts in thousands)

				Non-Guarantor	Non-Guarantor
	R.J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$—	$840,042	$515,291	$181,294	$—	$1,536,627

Cost of sales	(4,180)	—	805,875	449,384	177,631	—	1,428,710

Gross profit	4,180	—	34,167	65,907	3,663	—	107,917

Selling, general and administrative expenses	(21,225)	—	60,712	22,325	5,269	—	67,081

Restructuring and asset impairment charges, net	(60)	(8,558)	18,882	20,792	(192)	—	30,864

Other operating expense/(income)	(16,839)	—	14,724	1,595	—	—	(520)

Operating income (loss)	42,304	8,558	(60,151)	21,195	(1,414)	—	10,492

Interest expense	36,258	—	1,779	1,455	3,978	—	43,470

Interest income	(958)	—	(1)	79	(332)	—	(1,212)

Intercompany interest expense/(income)	(12,530)	—	—	13,205	(675)	—	—

Chapter 11 and related reorganization items	24,978	68	30,225	—	—	—	55,271

Income (loss) before provision for income taxes, equity in earnings (loss) of joint ventures and subsidiaries, and minority interest	(5,444)	8,490	(92,154)	6,456	(4,385)	—	(87,037)

Provision (benefit) for income taxes	1,509	140	455	8,832	(1,206)	—	9,730

Income (loss) before equity in earnings of joint ventures and subsidiaries, and minority interest	(6,953)	8,350	(92,609)	(2,376)	(3,179)	—	(96,767)

Equity in earnings (loss) of joint ventures and subsidiaries, net of tax	(87,119)	(94,072)	—	14,081	—	181,327	14,217
Minority interest, net of tax	—	—	—	(3,172)	—	—	(3,172)

Net income (loss)	$(94,072)	$(85,722)	$(92,609)	$8,533	$(3,179)	$181,327	$(85,722)

TOWER AUTOMOTIVE, INC.
Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2006
(Amounts in thousands)

				Non-Guarantor	Non-Guarantor
	R. J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(94,072)	$(85,722)	$(92,609)	$8,533	$(3,179)	$181,327	$(85,722)
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Chapter 11 and related reorganization items, net	8,389	68	30,225	—	—	—	38,682

Non-cash restructuring and impairment, net	—	—	10,986	15,327	—	—	26,313
Depreciation	166	—	46,297	22,216	12,726	—	81,405
Deferred income tax provision (benefit)	—	—	(2)	(11,605)	4,159	—	(7,448)
Equity in (earnings) loss of joint ventures and subsidiaries, net	87,119	94,072	—	(14,081)	—	(181,327)	(14,217)
Change in working capital and other operating items	(26,442)	(8,418)	29,933	(582)	(4,485)	—	(9,994)

Net cash provided by (used in) operating activities	(24,840)	—	24,830	19,808	9,221	—	29,019

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant and equipment	(10)	—	(24,953)	(21,231)	(14,165)	—	(60,359)
Cash proceeds from asset disposal	—	—	—	—	32,664	—	32,664

Net cash provided by (used in) investing activities	(10)	—	(24,953)	(21,231)	18,499	—	(27,695)

FINANCING ACTIVITIES:
Proceeds from borrowings	—	—	—	11,295	9,599	—	20,894
Repayments of borrowings	—	—	(6)	(6,547)	(37,333)	—	(43,886)
Proceeds from DIP credit facility	345,500	—	—	—	—	—	345,500
Repayments of DIP credit facility	(269,500)	—	—	—	—	—	(269,500)

Net cash provided by (used in) financing activities	76,000	—	(6)	4,748	(27,734)	—	53,008

NET CHANGE IN CASH AND CASH EQUIVALENTS	51,150	—	(129)	3,325	(14)	—	54,332
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	702	—	156	64,790	143	—	65,791

CASH AND CASH EQUIVALENTS, END OF PERIOD	$51,852	$—	$27	$68,115	$129	$—	$120,123

TOWER AUTOMOTIVE INC.
Consolidating Balance Sheet at December 31, 2005
(Amounts in thousands)

				Non-Guarantor	Non-Guarantor
	R.J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Assets

Current assets:
Cash and cash equivalents	$702	$—	$156	$64,790	$143	$—	$65,791
Accounts receivable	3,381	3,210	166,615	168,600	21,234	—	363,040
Inventories	—	—	60,068	48,114	15,251	—	123,433
Prepaid tooling and other	5,119	—	60,763	88,555	31,209	—	185,646

Total current assets	9,202	3,210	287,602	370,059	67,837	—	737,910

Property, plant and equipment, net	602	—	537,996	303,853	196,343	—	1,038,794
Investments in and advances to (from) affiliates	601,229	(99,312)	(749,021)	55,675	(3,124)	423,187	228,634
Goodwill	—	—	—	153,037	—	—	153,037
Other assets, net	27,386	—	33,573	53,787	18,105	—	132,851

	$638,419	$(96,102)	$110,150	$936,411	$279,161	$423,187	$2,291,226

Liabilities and Stockholders’ Investment (Deficit)

Current liabilities not subject to compromise:
Current maturities of long-term debt and capital lease obligations	$—	$—	$14,257	$11,074	$126,424	$—	$151,755
Accounts payable	5,372	—	128,697	186,821	57,926	—	378,816
Accrued liabilities	25,211	—	61,887	65,408	16,742	—	169,248

Total current liabilities	30,583	—	204,841	263,303	201,092	—	699,819

Liabilities subject to compromise	622,302	391,521	286,757	—	—	(16,363)	1,284,217

Non-current liabilities not subject to compromise:
Long-term debt, net of current maturities	40,986	—	43,768	6,608	16,461	—	107,823
Debtor-in-possession borrowings	531,000	—	—	—	—	—	531,000
Obligations under capital leases, net of current maturities	—	—	—	30,308	—	—	30,308
Other noncurrent liabilities	11,963	—	20,135	76,968	16,616	—	125,682

Total noncurrent liabilities	583,949	—	63,903	113,884	33,077	—	794,813

Stockholders’ investment (deficit)	(598,415)	(487,623)	(445,351)	559,224	44,992	439,550	(487,623)

	$638,419	$(96,102)	$110,150	$936,411	$279,161	$423,187	$2,291,226

TOWER AUTOMOTIVE, INC.
Consolidating Statement of Operations for the Three Months Ended June 30, 2005
(Amounts in thousands)

				Non-Guarantor	Non-Guarantor
	R.J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$—	$557,522	$259,499	$105,993	$—	$923,014

Cost of sales	(1,799)	—	522,057	222,803	100,564	—	843,625

Gross profit	1,799	—	35,465	36,696	5,429	—	79,389

Selling, general and administrative expenses	(7,690)	—	32,968	10,881	3,263	—	39,422

Restructuring and asset impairment charges, net	398	—	37,140	1,751	—	—	39,289

Operating income (loss)	9,091	—	(34,643)	24,064	2,166	—	678

Interest expense	16,542	—	2,827	1,117	1,857	—	22,343

Chapter 11 and related reorganization items	103,287	—	—	—	—	—	103,287

Income (loss) before provision for income taxes, equity in earnings (loss) of joint ventures and subsidiaries, and minority interest	(110,738)	—	(37,470)	22,947	309	—	(124,952)

Provision for income taxes	—	—	461	8,438	798	—	9,697

Income (loss) before equity in earnings (loss) of joint ventures and subsidiaries, and minority interest	(110,738)	—	(37,931)	14,509	(489)	—	(134,649)

Equity in earnings (loss) of joint ventures and subsidiaries, net of tax	(22,912)	(133,650)	—	—	—	158,784	2,222
Minority interest, net of tax	—	—	—	(1,223)	—	—	(1,223)

Net income (loss)	$(133,650)	$(133,650)	$(37,931)	$13,286	$(489)	$158,784	$(133,650)

TOWER AUTOMOTIVE, INC.
Consolidating Statement of Operations for the Six Months Ended June 30, 2005
(Amounts in thousands)

				Non-Guarantor	Non-Guarantor
	R.J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$—	$1,135,138	$502,323	$201,433	$—	$1,838,894

Cost of sales	(3,341)	—	1,069,634	438,573	189,848	—	1,694,714

Gross profit	3,341	—	65,504	63,750	11,585	—	144,180

Selling, general and administrative expenses	(11,902)	—	65,962	22,468	6,100	—	82,628

Restructuring and asset impairment charges, net	503	—	68,930	1,751	—	—	71,184

Operating income (loss)	14,740	—	(69,388)	39,531	5,485	—	(9,632)

Interest expense	52,918	2,221	4,787	2,485	3,602	—	66,013

Chapter 11 and related reorganization items	144,909	—	—	—	—	—	144,909

Income (loss) before provision for income taxes, equity in earnings (loss) of joint ventures and subsidiaries, and minority interest	(183,087)	(2,221)	(74,175)	37,046	1,883	—	(220,554)

Provision (benefit) for income taxes	—	—	1,758	12,778	1,286	—	15,822

Income (loss) before equity in earnings (loss) of joint ventures, and minority interest	(183,087)	(2,221)	(75,933)	24,268	597	—	(236,376)

Equity in earnings (loss) of joint ventures, net of tax	(47,140)	(230,227)	—	—	—	283,852	6,485
Minority interest, net of tax	—	—	—	(2,557)	—	—	(2,557)

Net income (loss)	$(230,227)	$(232,448)	$(75,933)	$21,711	$597	$283,852	$(232,448)

TOWER AUTOMOTIVE, INC.
Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2005
(Amounts in thousands) (as restated)

						Non-Guarantor	Non-Guarantor
	R. J. Tower		Parent		Guarantor	Restricted	Unrestricted
	Corporation		Guarantor		Companies	Companies	Companies	Eliminations		Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(230,227)		$(232,448)		$(75,933)	$21,711	$597	$283,852		$(232,448)
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Chapter 11 and related reorganization items, net	131,535		—		—	—	—	—		131,535
Non-cash restructuring and impairment, net	—		—		63,722	—	—	—		63,722
Depreciation	166		—		55,940	22,054	11,771	—		89,931
Deferred income tax provision (benefit)	—		—		(281)	12,722	270	—		12,711
Equity in (earnings) loss of joint ventures and subsidiaries, net	47,140	*	230,227	*	—	—	—	(283,852	)*	(6,485)
Change in working capital and other operating items	(160,346	)*	2,221	*	(5,831)	(7,024)	471	—	*	(170,509)

Net cash provided by (used in) operating activities	(211,732	)*	—	*	37,617	49,463	13,109	—		(111,543)

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant and equipment	—		—		(33,430)	(40,095)	(16,193)	—		(89,718)

Net cash provided by (used in) investing activities	—	*	—	*	(33,430)	(40,095)	(16,193)	—		(89,718)

FINANCING ACTIVITIES:
Proceeds from borrowings	—		—		—	5,887	12,565	—		18,452
Repayments of borrowings	(425,000)		—		(3,941)	(11,626)	(9,304)	—		(449,871)
Proceeds from DIP credit facility	866,785		—		—	—	—	—		866,785
Repayments of DIP credit facility	(331,625)		—		—	—	—	—		(331,625)

Net cash provided by (used in) financing activities	110,160		—		(3,941)	(5,739)	3,261	—		103,741

NET CHANGE IN CASH AND CASH EQUIVALENTS	(101,572)		—		246	3,629	177	—		(97,520)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	107,599		—		(517)	41,948	71	—		149,101

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,027		$—		$(271)	$45,577	$248	$—		$51,581

*  These amounts have been corrected to properly present the cash flow impacts of equity in (earnings) loss of joint ventures and subsidiaries. Amounts previously reported for the respective cash flow captions are as follows: (i) R.J. Tower Corporation: $(6,485), $123,282, $18,271 and $(230,003); (ii) Parent Guarantor: $—, $2,445, $(230,003) and $230,003; and (iii) Eliminations: $— and $(283,852).

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
Details regarding the Company’s plans to restructure its North American operations are included in “Restructuring and Asset Impairments”. These matters raise substantial doubt regarding the Company’s ability to continue as a going concern. See Notes 1, 2 and 9 to the accompanying Condensed Consolidated Financial Statements for additional information.
Results of Operations
Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005
Revenues. Sales decreased by $156.1 million, or 16.9%, during the three months ended June 30, 2006 to $766.9 million from $923.0 million during the three months ended June 30, 2005. The decrease is primarily due to lower volume, the impact of two frame programs ending and unfavorable product mix, which decreased revenue by $154.7 million during the 2006 period compared to the 2005 period. In addition, steel price recoveries from certain customers decreased by $4.2 million during the 2006 period compared to the 2005 period. These impacts were partially offset by favorable foreign exchange, which increased revenue by $8.2 million during the 2006 period compared to the 2005 period.
Gross Profit and Gross Margin. Gross margin for the quarter ended June 30, 2006 was 7.6% compared to 8.6% for the comparable period of 2005. Gross profit decreased by $21.3 million, or 26.8%, to $58.1 million during the 2006 period compared to $79.4 million during the 2005 period. A decrease in gross profit of $40.3 million was primarily due to the negative impacts of volume/product mix and raw material steel prices. Improved operating efficiencies had a positive impact on gross profit totaling $28.5 million for the second quarter compared to prior year second quarter figures.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $6.4 million, or 16.2%, to $33.0 million during the three months ended June 30, 2006 from $39.4 million for the corresponding period of 2005. Selling, general and administrative expenses represented 4.3% of revenues during the 2006 and 2005 period. The $6.4 million decrease resulted primarily from lower compensation costs of $0.5 million, lower professional costs of $1.4 million and declines in other items of $3.2 million.
Interest Expense. Interest expense increased by $0.3 million, or 1.2%, to $22.7 million during the 2006 period in comparison to $22.4 million in the 2005 period. The increase was attributable to increased interest of $4.4 million related to the Company’s DIP financing facilities. The increase was offset by: (i) interest savings of $1.6 million in association with an interest rate swap contract, which matured in September 2005; (ii) $0.2 million related to an increase in capitalized interest; and (iii) $2.6 million related to other decreases. In accordance with SOP 90-7, “Reorganization Under the Bankruptcy Code,” interest expense during the Company’s bankruptcy has been recognized only to the extent that it will be paid during the Company’s bankruptcy proceedings or that it is probable that it will be an allowed priority, secured or unsecured claim. Interest expense recognized by the Company is lower than the Company’s stated contractual interest for the three months ended June 30, 2006 and 2005 by $18.3 million and $18.4 million, respectively.
Chapter 11 and Related Reorganization Items. Chapter 11 and related reorganization expense decreased by $59.6 million to $43.7 million during the 2006 period compared to $103.3 million in the 2005 period. These costs primarily related to professional fees related to the Company’s bankruptcy proceedings and lease rejection costs. See Notes 1 and 9 to the Condensed Consolidated Financial Statements.
Provision for Income Taxes. During the three months ended June 30, 2006, the Company recognized an income tax expense of $11.9 million related to a pre-tax loss of $68.8 million. The Company recorded income tax expense that resulted from foreign income taxes related to the Company’s international operations and U.S. state taxes. Full valuation allowances were provided for U.S. Federal income tax benefits generated during the 2006 period.
During the three months ended June 30, 2005, the Company recognized income tax expense of $9.7 million in relation to a pre-tax loss of $125.0 million. This income tax provision resulted primarily from the recognition of foreign income taxes and state taxes. Full valuation allowances were provided for U.S. Federal income tax benefits generated during the 2005 period.
Equity in Earnings of Joint Ventures, Net of Tax. Equity in earnings of joint ventures, net of tax increased by $5.3 million, or 239.0%, to $7.5 million during the three months ended June 30, 2006 from $2.2 million during the three months ended June 30, 2005. The increase primarily resulted from the Company’s share of earnings from its joint venture interest in Metalsa.
Minority Interest, Net of Tax. Minority interest, net of tax increased by $1.0 million, or 80.4%, to $2.2 million during the three months ended June 30, 2006 from $1.2 million for the corresponding period of 2005.
Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005
Revenues. Sales decreased by $302.3 million, or 16.4%, during the six months ended June 30, 2006 to $1.5 billion from $1.8 billion during the six months ended June 30, 2005. The decrease is primarily due to lower volume, the impact of two frame programs ending and unfavorable product mix, which decreased revenue by $301.9 million during the 2006 period compared to the 2005 period. In addition, steel price recoveries from certain customers decreased by $2.8 million during the 2006 period compared to the 2005 period. These impacts were partially offset by favorable foreign exchange, which increased revenue by $7.5 million during the 2006 period compared to the 2005 period.
Gross Profit and Gross Margin. Gross margin for the six months ended June 30, 2006 was 7.0% compared to 7.8% for the comparable period of 2005. Gross profit decreased by $36.3 million, or 25.2%, to $107.9 million during the 2006 period compared to $144.2 million during the 2005 period. The decrease in gross profit was primarily due to the negative impacts of volume/product mix and raw material steel prices in the amount of $79.3 million. Improved operating efficiencies had a positive impact on gross profit totaling $55.2 million for the six months ended June 30, 2006 compared to the 2005 period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $15.5 million, or 18.8%, to $67.1 million during the six months ended June 30, 2006 from $82.6 million for the corresponding period of 2005. Selling, general and administrative expenses represented 4.4% of revenues during the 2006 and 4.5% during the 2005 period. The $15.5 million decrease resulted primarily from lower compensation costs of $2.7 million, lower professional costs of $3.7 million and declines in other items of $5.3 million.

Interest Expense. Interest expense decreased by $23.0 million, or 34.6%, to $43.5 million during the 2006 period in comparison to $66.5 million in the 2005 period. The decrease was attributable to: (i) the write-off of deferred financing fees of $16.4 million related to debt associated with the Company’s then-existing credit agreement that was repaid in the first quarter of 2005; (ii) $6.2 million related to debt that has been classified as subject to compromise for which no interest is being accrued effective February 2, 2005; (iii) interest savings of $3.3 million in association with an interest rate swap contract; and (iv) $6.3 million related to other decreases. The decreases were offset by: (i) increased interest of $8.8 million related to the Company’s DIP financing activities; and (ii) $0.4 million related to other increases. In accordance with SOP 90-7, “Reorganization Under the Bankruptcy Code,” interest expense during the Company’s bankruptcy has been recognized only to the extent that it will be paid during the Company’s bankruptcy proceedings or that it is probable that it will be an allowed priority, secured or unsecured claim. Interest expense recognized by the Company is lower than the Company’s stated contractual interest for the six months ended June 30, 2006 and 2005 by $36.3 million and $27.7 million, respectively.
Chapter 11 and Related Reorganization Items. Chapter 11 and related reorganization expense decreased by $89.6 million to $55.3 million during the 2006 period compared to $144.9 million in the 2005 period. These costs primarily related to professional fees related to the Company’s bankruptcy proceedings, write-offs of deferred financing costs and lease rejection costs. See Notes 1 and 9 to the Condensed Consolidated Financial Statements.
Provision for Income Taxes. During the six months ended June 30, 2006, the Company recognized an income tax expense of $9.7 million related to a pre-tax loss of $87.0 million. The Company recorded income tax expense that resulted from foreign income taxes related to the Company’s international operations and U.S. state taxes. Full valuation allowances were provided for U.S. Federal income tax benefits generated during the 2006 period. These collective income tax provisions were offset by an $8.1 million tax benefit related to the reversal of a valuation allowance for certain tax loss carry-overs. The reversal of the valuation allowance resulted from the reorganization, completed in the 2006 period, at certain of the Company’s international operations. Such reorganization resulted in the ability to utilize tax loss carry-overs in future periods.
During the six months ended June 30, 2005, the Company recognized income tax expense of $15.8 million in relation to a pre-tax loss of $220.6 million. This income tax provision resulted primarily from the recognition of foreign income taxes and state taxes. Full valuation allowances were provided for U.S. Federal income tax benefits generated during the 2005 period.
Equity in Earnings of Joint Ventures, Net of Tax. Equity in earnings of joint ventures, net of tax increased by $7.7 million, or 119.2%, to $14.2 million during the six months ended June 30, 2006 from $6.5 million during the six months ended June 30, 2005. The increase primarily resulted from the Company’s share of earnings from its joint venture interest in Metalsa.
Minority Interest, Net of Tax. Minority interest, net of tax increased by $0.6 million, or 24.1%, to $3.2 million during the six months ended June 30, 2006 from $2.6 million for the corresponding period of 2005.
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
During the first half of 2006, the Company has continued its ongoing restructuring of its North American operations. The Company announced the following initiatives during this period:
•	In February 2006, the Company announced its decision to enter into decision bargaining to close its Greenville, MI facility and to move the work to other facilities in the U.S.

•	In April 2006, the Company submitted for approval to the Bankruptcy Court settlement agreements with two groups representing current and future retirees. Both settlements include modifications of retiree health care benefits for both retired salaried employees as well as current and future retirees of the Company’s Milwaukee, WI facility.

•	In June 2006, the Company announced that it would phase out of production at its Toronto, Ontario aluminum foundry and mini-mill by August 31, 2006.

•	In August 2006, the Company announced the ratification of revised collective bargaining agreements with the United Auto Workers union and the United Steelworkers union covering hourly employees at the Company’s Bluffton, Ohio and Elkton Michigan facilities, as well as a contract extension and severance agreement at the Company’s Clinton, Michigan and Milan, Tennessee facilities respectively. The tentative agreement previously announced on July 19, 2006 covered hourly employees at nine of the Company’s North American facilities, but was subsequently modified to govern only the four facilities that ratified the agreement. The U.S. Bankruptcy Court overseeing the Company’s Chapter 11 case must still approve the agreement.
See Notes 8 and 16 to the accompanying Condensed Consolidated Financial Statements for further information regarding these actions.
During the three and six months ended June 30, 2006, the Company recognized expense of $28.3 million and $30.9 million, respectively, related to restructuring and asset impairments compared to an expense of $39.3 million and $71.2 million for the three and six months ended June 30, 2005, respectively. The decrease of $10.9 million and $40.3 million is primarily the result of asset impairments during the 2005 period, which did not occur during the comparable 2006 period.
Liquidity and Capital Resources
The following discussion gives effect to the restatement discussed in Note 1 to the Condensed Consolidated Financial Statements.
During the first six months of 2006, the Company’s cash requirements were met through operations and a $725 million commitment of debtor-in-possession financing (“DIP Financing”). At June 30, 2006, the Company had available liquidity in the amount of $197.1 million, which consisted of $120.1 million of cash on hand and the availability of $77.1 million for borrowing under the DIP Financing.
Net cash provided by operating activities was $29.0 million during the six months ended June 30, 2006 compared to net cash utilized of $111.5 million during the six months ended June 30, 2005. The $140.5 million increase in the amount provided by operating activities during the 2006 period was primarily attributable to a decrease in accounts receivable of $141.8 million.
Net cash utilized in investing activities was $27.7 million during the first six months of 2006 compared to net cash utilized of $89.7 million in the corresponding period of 2005. During the first quarter of 2006, the Company sold its Gunpo, South Korea facility and received cash proceeds of approximately $32.6 million during the first quarter of 2006. The Company used cash of $60.4 million for purchases of property, plant and equipment for the six months ended June 30, 2006 as compared to $89.7 million in the comparable 2005 period.
Net cash provided by financing activities was $53.0 million during the first six months of 2006 compared to net cash provided of $103.7 million during the comparable period of 2005. During the six months ended June 30, 2006, borrowings related to the DIP facility more than offset repayments by $76.0 million. The effect of this provision of cash was partially offset by $23.0 million of repayments of the Company’s non-DIP debt exceeding borrowings associated with that debt.
As disclosed in the Company’s Annual Report for the year ended December 31, 2005, the Company’s business has significant liquidity requirements. In addition, a summary of the liquidity factors which forced the Company to seek Chapter 11 bankruptcy protection is included as well as the Company’s plans regarding these matters related to improving liquidity and operating results. Based on the Company’s current operating forecast for the fourth quarter of 2006, the Company does not believe that it will be in compliance with certain of the covenants contained in the DIP Agreement as of the end of 2006. The Company believes, however, that it will be able to obtain modifications of or waivers of those covenants prior to such time so that it will be able to continue to utilize the borrowings available under the DIP Agreement. However, the Company can offer no assurances that it will be able to obtain these modifications or waivers on terms which are acceptable to the Company or at all. Should the Company be unable to obtain modification or waivers, it would be materially adversely affected. The Company believes that funds generated by operations, together with cash on hand and amounts available to borrowing under its DIP Financing, should it be able to obtain appropriate modifications or waivers, provide sufficient liquidity and capital resources to pursue its business strategy while operating under Chapter 11 bankruptcy protection. However, the Company’s DIP Financing expires on February 2, 2007. If the Company does not emerge from Chapter 11 bankruptcy protection by February 2, 2007 or is not able to extend the expiration of the DIP Financing or replace the DIP Financing, the Company’s operations would be materially adversely affected. The Company has no reason to believe at this time that it will not be able to extend or replace the DIP Financing in the event that it does not emerge from Chapter 11 prior to February 2, 2007. Certain foreign subsidiaries of the Company are subject to restrictions on their ability to dividend or otherwise distribute cash to the Company because they are subject to financing arrangements that restrict them from paying dividends.
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
Advances under the DIP Agreement bear interest at a fixed rate per annum equal to (x) the greatest (as of the date the advance is made) of the prime rate, the Base CD Rate (as defined in the DIP Agreement) plus 1%, or the Federal Funds Effective Rate (as defined in the DIP Agreement) plus 0.5%, plus (y) 1.75%, in the case of a loan under the revolving facility, or 2.25% in the case of the term loan. Alternatively, the Debtors may request that advances be made at a variable rate equal to (x) the Adjusted LIBO Rate (as defined in the DIP Agreement), for a one-month, three-month, six-month, or nine-month period, at the election of the Debtors, plus (y) 2.75%, in the case of a loan under the revolving facility, or 3.25% in the case of the term loan. In addition, the DIP Agreement obligates the Debtors to pay certain fees to the Lenders as described in the DIP Agreement. At June 30, 2006, $77.1 million was available for borrowing under the revolving credit and letter of credit facility. For the period of January 1, 2006 through June 30, 2006, the weighted average interest rate associated with borrowings pertaining to the DIP Agreement was 7.96%. DIP commitment fees totaled $0.2 million during the period of January 1, 2006 through June 30, 2006. The DIP Agreement matures on February 2, 2007; however, the Debtors are obligated to repay all borrowings made pursuant to the DIP Agreement upon substantial consummation of a plan of reorganization of the Debtors that is confirmed pursuant to an order of the Bankruptcy Court.
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
Draws were made against the second lien letters of credit of $41 million as of June 30, 2006.
Stock Options
Effective January 1, 2006, the Company accounts for stock-based compensation utilizing the fair value approach described in SFAS No. 123, “Accounting for Stock-Based Compensation (Revised 2004)” (“SFAS No. 123 (R)”) as this statement has been amended and revised. On September 20, 2005, the Company fully vested the entire unvested portion of its outstanding stock options. The Company accelerated the vesting of these options because it is the Company’s opinion that expensing the remaining unvested portion of the options in accordance with SFAS No 123 (R) does not represent the economic cost to the Company given the Company’s Chapter 11 status. Therefore, the adoption of SFAS No. 123 (R) had no material impact on the Company’s financial statements.
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
At June 30, 2006, the Company had total debt not subject to compromise in the bankruptcy proceedings of $886.6 million. The debt is composed of fixed rate debt of $86.7 million and floating rate debt of $799.9 million. The pre-tax earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt not subject to compromise would be approximately $8.8 million, holding other variables constant. A one-percentage point increase in interest rates would not materially impact the fair value of the fixed rate debt not subject to compromise.
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
Disclosure Regarding Forward-Looking Statements
All statements, other than statements of historical fact, included in this Form 10-Q or incorporated by reference herein, are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intends,” “project,” “plan” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management as well as on assumptions made by and information currently available to the Company at the time such statements were made. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside the control of the Company, such as risks relating to: (i) confirmation of a plan of reorganization under the Bankruptcy Code, which would allow the Company to reduce unsustainable debt and other liabilities and simplify the Company’s complex and restrictive capital structure; (ii) the Company’s reliance on major customers and selected vehicle platforms; (iii) the cyclicality and seasonality of the automotive market; (iv) the failure to realize the benefits of acquisitions and joint ventures; (v) the Company’s ability to obtain new business on new and redesigned models; (vi) the Company’s ability to achieve the anticipated volume of production from new and planned supply programs; (vii) the general economic or business conditions affecting the automotive industry (which is dependent on consumer spending), either nationally or regionally, being less favorable than expected; (viii) the Company’s failure to develop or successfully introduce new products; (ix) increased competition in the automotive components supply market; (x) unforeseen problems associated with international sales, including gains and losses from foreign currency exchange; (xi) implementation of or changes in the laws, regulations or policies governing the automotive industry that could negatively affect the automotive components supply industry; (xii) changes in general economic conditions in the United States, Europe and Asia; (xiii) various other factors beyond the Company’s control; and (xiv) those risks set forth in the Company’s Annual Report on Form 10-K in Item IA, Part I. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
See “Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2.

Item 4. Controls and Procedures.
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company’s Chief Executive Officer (the “CEO”) and the Company’s Chief Financial Officer (the “CFO”) have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based upon this review and evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2006. This determination was based upon the identification of material weaknesses as of December 31, 2005, in the Company’s internal control over financial reporting, which the Company views as an integral part of its disclosure controls and procedures. The effect of such weaknesses on the Company’s disclosure controls and procedures and remedial actions taken and planned are described in Item 9A, Controls and Procedures of the Company’s Form 10-K for the year ended December 31, 2005.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.
During the six months ended June 30, 2006, the Company implemented changes in internal controls over financial reporting to continue its centralization and standardization activities. Such changes included:
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
The Company requested an extension of the required due date for the filing of its plan of reorganization and the Bankruptcy Court approved an extension of the due date to October 25, 2006.
Item 1A. Risk Factors.
Prolonged continuation of the Chapter 11 Cases may harm the Company’s businesses. (Revised)
The prolonged continuation of the Chapter 11 Cases could adversely affect the Company’s businesses and operations. So long as the Chapter 11 Cases continue, senior management of the Company will be required to spend a significant amount of time and effort dealing with the Company’s reorganization instead of focusing exclusively on business operations. Prolonged continuation of the Chapter 11 Cases will also make it more difficult to attract and retain management and other key personnel necessary to the success and growth of the Company’s businesses. In addition, the longer the Chapter 11 Cases continue, the more likely it is that the Company’s customers and suppliers will lose confidence in the Company’s ability to successfully reorganize their businesses and seek to establish alternative commercial relationships. Furthermore, so long as the Chapter 11 Cases continue, the Company will be required to incur substantial costs for professional fees and other expenses associated with the proceedings. The prolonged continuation of the Chapter 11 Cases may also require the Company to: (i) seek additional financing; (ii) obtain relief from certain covenants contained in the DIP Agreement; and/or (iii) negotiate an extension of the term of the DIP Agreement, either as part of the DIP credit facility or otherwise, in order to service their debt and other obligations. It may not be possible for the Company to obtain additional financing during the pendency of the Chapter 11 Cases on commercially favorable terms or at all. If the Company were to require additional financing during the Chapter 11 Cases and were unable to obtain the financing on favorable terms or at all, the Company’s chances of successfully reorganizing its businesses may be seriously jeopardized.
In addition, see Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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

TOWER AUTOMOTIVE, INC.
Registrant

Date: September 15, 2006	/s/ Christopher T. Hatto
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