Form 10-Q
period 2006-09-30
TOWER AUTOMOTIVE INC
filed 2007-02-27
CIK 925548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☐   No ☑
The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, at January 31, 2007, was 58,548,801 shares.

Tower Automotive, Inc.
Form 10-Q

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements.
TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands — Unaudited)

	September 30, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$103,443	$65,791
Accounts receivable	371,427	363,040
Inventories	125,744	123,433
Prepaid tooling and other	114,727	185,646

Total current assets	715,341	737,910

Property, plant and equipment, net	964,184	1,038,794
Investments in joint ventures	246,514	228,634
Goodwill	163,096	153,037
Other assets, net	125,855	132,851

Total assets	$2,214,990	$2,291,226

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities not subject to compromise:
Current maturities of long-term debt and capital lease obligations	$134,158	$151,755
Current portion of debtor-in-possession borrowings	650,000	—
Accounts payable	327,396	378,816
Accrued liabilities	186,907	169,248

Total current liabilities	1,298,461	699,819

Liabilities subject to compromise	1,279,838	1,284,217

Non-current liabilities not subject to compromise:
Long-term debt, net of current maturities	105,514	107,823
Debtor-in-possession borrowings	—	531,000
Capital lease obligations, net of current maturities	29,632	30,308
Other non-current liabilities	114,714	125,682

Total non-current liabilities	249,860	794,813

Stockholders’ deficit:
Preferred stock	—	—
Common stock	666	666
Additional paid-in-capital	681,843	681,102
Accumulated deficit	(1,257,729)	(1,106,840)
Deferred compensation plans	—	(6,798)
Accumulated other comprehensive income (loss)	11,375	(6,429)
Treasury stock	(49,324)	(49,324)

Total stockholders’ deficit	(613,169)	(487,623)

Total liabilities and stockholders’ deficit	$2,214,990	$2,291,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts — Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$615,668	$712,664	$2,152,295	$2,551,558
Cost of sales	607,788	688,602	2,036,498	2,383,316

Gross profit	7,880	24,062	115,797	168,242
Selling, general and administrative expenses	32,176	36,200	99,257	118,828
Restructuring and asset impairment charges, net	22,793	37,693	53,657	108,877
Other operating income	—	—	(520)	—

Operating loss	(47,089)	(49,831)	(36,597)	(59,463)
Interest expense (contractual interest of $41,913 and $121,723 in 2006 and $40,006 and $143,288 in 2005)	23,590	21,872	67,060	88,434
Interest income	(339)	(362)	(1,551)	(911)
Chapter 11 and related reorganization items	2,742	6,615	58,013	151,524

Loss before provision for income taxes, equity in earnings of joint ventures, and minority interest	(73,082)	(77,956)	(160,119)	(298,510)
(Benefit) provision for income taxes	(5,847)	1,522	3,883	17,344

Loss before equity in earnings of joint ventures, and minority interest	(67,235)	(79,478)	(164,002)	(315,854)
Equity in earnings of joint ventures, net of tax	4,065	4,316	18,282	10,801
Minority interest, net of tax	(1,995)	(1,394)	(5,167)	(3,951)

Net loss	$(65,165)	$(76,556)	$(150,887)	$(309,004)

Basic and diluted loss per share	$(1.11)	$(1.31)	$(2.57)	$(5.27)

Weighted average basic and diluted shares outstanding	58,661	58,643	58,659	58,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands — Unaudited)

	Nine Months Ended September 30,
	2006	2005

OPERATING ACTIVITIES:
Net loss	$(150,887)	$(309,004)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Chapter 11 and related reorganization items, net	36,058	133,171
Non-cash restructuring and impairment, net	35,372	101,632
Depreciation	120,892	135,788
Deferred income tax provision (benefit)	(13,105)	12,863
Equity in earnings of joint ventures, net	(18,282)	(10,801)
Change in working capital and other operating items	3,849	(189,450)

Net cash provided by (used in) operating activities	13,897	(125,801)

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant and equipment	(93,671)	(104,540)
Cash proceeds from asset disposal	32,664	—

Net cash used in investing activities	(61,007)	(104,540)

FINANCING ACTIVITIES:
Proceeds from borrowings	22,621	36,702
Repayments of borrowings	(56,859)	(465,583)
Proceeds from DIP credit facility	564,500	1,054,285
Repayments of DIP credit facility	(445,500)	(498,647)

Net cash provided by financing activities	84,762	126,757

NET CHANGE IN CASH AND CASH EQUIVALENTS	37,652	(103,584)

Cash and cash equivalents, beginning of period	65,791	149,101

CASH AND CASH EQUIVALENTS, END OF PERIOD	$103,443	$45,517

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$59,280	$47,081
Income taxes paid (refunded)	$7,291	$(291)
Non-cash investing activities:
Net decrease in liabilities for purchases of property, plant and equipment	$(18,261)	$(27,425)
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
Subsequent to the bankruptcy filing date, the provisions in Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), apply to the Debtors’ financial statements while the Debtors operate under the provisions of Chapter 11. SOP 90-7 does not change the application of U.S. GAAP in the preparation of financial statements. However, SOP 90-7 does require that the financial statements, for periods including and subsequent to the filing of the Chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the Company.
Change in Accounting Principle
Effective January 1, 2006, the Company accounts for stock-based compensation utilizing the fair value approach described in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation (Revised 2004)” (“SFAS No. 123 (R)”), as this statement has been amended and revised. On September 20, 2005, the Company fully vested the entire unvested portion of its outstanding stock options. Therefore, the adoption of SFAS No. 123 (R) had no material impact on the Company’s financial statements (see Note 12).
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
The Debtors intend to file a plan of reorganization with the Bankruptcy Court. The Company is unable to estimate what recovery such a plan of reorganization will provide holders of the Debtors’ unsecured pre-petition debt. While the Debtors filed for Chapter 11 to gain relief from significant pre-petition debt levels and to address needed operational restructuring of the business, the extent to which such relief will be achieved is uncertain at this time. The Company requested an extension of the required due date for the filing of its plan of reorganization and the Bankruptcy Court approved an extension of the due date to February 28, 2007.
Financial Statement Classification
The majority of the Debtors’ pre-petition debt is in default and is classified as “Liabilities Subject to Compromise” in the accompanying Condensed Consolidated Balance Sheets at September 30, 2006 and December 31, 2005 (see Note 9).
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
Liabilities subject to compromise consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
Debt:
5.75% Convertible senior debentures	$124,999	$124,999
6.75% Subordinated debentures	258,750	258,750
9.25% Senior Euro notes	190,065	177,600
12% Senior notes	258,000	258,000

Total debt	831,814	819,349
Pension and other post-retirement benefits	141,669	162,886
Pre-petition accounts payable and accruals	169,557	195,294
Accrued interest on debt subject to compromise	21,343	21,343
Executory contracts	115,455	85,345

Total liabilities subject to compromise	$1,279,838	$1,284,217

The Debtors have incurred certain professional and other expenses directly associated with the bankruptcy proceedings. The Company disbursed cash of approximately $5.2 million and $5.0 million relating to these expenses during the three months ended September 30, 2006 and 2005, respectively and $21.8 million and $18.3 million for the nine months ended September 30, 2006 and 2005, respectively. In addition, the Debtors have made certain provisions to adjust the carrying value of certain pre-petition liabilities to reflect the Debtors’ estimate of allowed claims. Such costs are classified as Chapter 11 and related reorganization items in the accompanying Statements of Operations for the three months ended September 30, 2006 and 2005 and for the nine months ended September 30, 2006 and 2005 and consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Professional fees directly related to the filing	$7,807	$4,547	$28,943	$24,511
Key employee retention (forfeitures) costs	(738)	1,675	3,098	3,368
Write off of deferred financing costs	—	—	—	29,135
Estimated executory contract rejection (recoveries) damages	(181)	393	30,118	94,313
Other (reversals) expenses directly attributable to the Company’s reorganization	(4,146)	—	(4,146)	197

Total	$2,742	$6,615	$58,013	$151,524

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
Debtors’ Condensed Combined Balance Sheet
Debtors- in-Possession
(Amounts in thousands)

	September 30,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$34,491	$858
Accounts receivable	146,119	173,206
Inventories	62,244	60,068
Prepaid tooling and other	17,115	65,882

Total current assets	259,969	300,014

Property, plant and equipment, net	507,427	538,598
Investments in and advances to non-debtor subsidiaries	857,915	796,662
Other assets, net	45,899	60,959

Total assets	$1,671,210	$1,696,233

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities not subject to compromise:
Current maturities of long-term debt and capital lease obligations	$15,156	$14,257
Current portion of debtor-in-possession borrowings	650,000	—
Accounts payable	115,703	134,069
Accrued liabilities	103,285	87,098

Total current liabilities	884,144	235,424

Liabilities subject to compromise	1,296,201	1,300,580

Non-current liabilities not subject to compromise:
Long-term debt, net of current maturities	84,751	84,754
Long-term portion of debtor-in-possession borrowings	—	531,000
Other noncurrent liabilities	19,283	32,098

Total noncurrent liabilities	104,034	647,852

Total stockholders’ deficit	(613,169)	(487,623)

Total liabilities and stockholders’ deficit	$1,671,210	$1,696,233

Debtors’ Condensed Combined Statement of Operations
Debtors-in-Possession
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenues	$295,061	$418,485	$1,135,103	$1,553,624
Cost of sales	303,972	412,218	1,105,667	1,476,718

Gross profit	(8,911)	6,267	29,436	76,906
Selling, general and administrative expenses	18,056	22,420	57,543	76,479
Restructuring and asset impairment charges, net	14,734	37,453	24,998	106,886
Other operating income	(828)	—	(2,943)	—

Operating loss	(40,873)	(53,606)	(50,162)	(106,459)
Interest expense	20,927	18,754	58,964	78,841
Interest income	(322)	(9)	(1,281)	(135)
Intercompany interest income	(7,366)	(5,411)	(19,896)	(17,009)
Chapter 11 and related reorganization items	2,742	6,615	58,013	151,524

Loss before provision for income taxes, equity in earnings of joint ventures and equity in earnings from non-Debtor subsidiaries	(56,854)	(73,555)	(145,962)	(319,680)
Provision (benefit) for income taxes	1,248	(2,806)	3,352	5,409

Loss before equity in earnings of joint ventures and equity in earnings of non-Debtor subsidiaries	(58,102)	(70,749)	(149,314)	(325,089)
Equity in earnings of joint ventures, net of tax	79	48	215	48
Equity in earnings (losses) of non-Debtor subsidiaries, net of tax	(7,142)	(5,855)	(1,788)	16,037

Net loss	$(65,165)	$(76,556)	$(150,887)	$(309,004)

Debtors’ Condensed Combined Statements of Cash Flows
Debtors- in-Possession
(Amounts in thousands)

	Nine Months Ended September 30,
	2006	2005

OPERATING ACTIVITIES:	$(150,887)	$(309,004)
Net loss
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Chapter 11 and related reorganization items, net	36,058	133,171
Non-cash restructuring and impairment, net	14,016	100,065
Depreciation	68,126	81,522
Equity in earnings of joint ventures and subsidiaries, net	1,573	(16,085)
Change in working capital and other operating items	(13,358)	(186,100)

Net cash used for operating activities	(44,472)	(196,431)

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant and equipment	(40,886)	(34,743)

Net cash used for investing activities	(40,886)	(34,743)

FINANCING ACTIVITIES:	—	—
Repayments of borrowings	(9)	(430,370)
Proceeds from DIP credit facility	564,500	1,054,285
Repayments of DIP credit facility	(445,500)	(498,647)

Net cash provided by financing activities	118,991	125,268

NET CHANGE IN CASH AND CASH EQUIVALENTS	33,633	(105,906)

Cash and cash equivalents, beginning of period	858	107,081

CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,491	$1,175

Note 3. New Accounting Pronouncements.
FASB Interpretation No. 48 — In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”)” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on the Company’s Condensed Consolidated Financial Statements.
SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) — In September 2006, the FASB issued SFAS No. 157, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 becomes effective beginning with our first quarter 2008 period. In accordance with SOP 90-7, early adoption is required when an entity emerges from bankruptcy at the time fresh-start reporting is adopted. We are currently evaluating the impact of this standard on the Company’s Condensed Consolidated Financial Statements.
SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”) — Effective for our year ending 2006, we will be required to fully recognize the assets and obligations associated with our defined benefit plans and measure a plan’s assets and liabilities. In accordance with SOP 90-7, early adoption is required when an entity emerges from bankruptcy at the time fresh-start reporting is adopted. Also, a change of measurement date is required as of December 31, 2007. We are currently evaluating the impact of this standard on the Company’s Condensed Consolidated Financial Statements.

SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”) — In September 2006, the SEC issued SAB No. 108. Due to diversity in practice among registrants, SAB No. 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for the purpose of determining whether financial statements restatement is necessary. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company believes that SAB No. 108 will not have a material effect on the Company’s Condensed Consolidated Financial Statements upon adoption.
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
Note 5. Inventories
Inventories are valued at the lower of first-in-first-out (“FIFO”) cost or market, and consist of the following (in thousands):

	September 30,	December 31,
	2006	2005

Raw materials	$60,353	$56,309
Work in process	27,671	30,710
Finished goods	37,720	36,414

	$125,744	$123,433

Note 6. Goodwill
The following summarizes the changes in goodwill for the international segment (in thousands):

Balance at December 31, 2005	$153,037
Currency translation adjustment and other	10,059

Balance at September 30, 2006	$163,096

Note 7. Investments in Joint Ventures
On February 10, 2004, the Company announced that a decision had been finalized by DaimlerChrysler to move the current production of the frame assembly for the Dodge Ram light truck from the Company’s Milwaukee, Wisconsin facility to the Company’s joint venture partner, Metalsa S. de R.L. (“Metalsa”) headquartered in Monterrey, Mexico. The Dodge Ram frame program produced in the Milwaukee facility was expected to run through 2009. Production at the Milwaukee facility related to this program ceased in June 2005. The Company recognized revenue associated with the Dodge Ram frame program in the amount of $8.2 million for the three months ended September 30, 2005 and $96.9 million for the nine months ended September 30, 2005. The Company recognized no material revenue associated with the Dodge Ram frame program during the three and nine months ended September 30, 2006. The Company is a 40% partner in Metalsa with Promotora de Empresas Zano, S.A. de C.V. (“Proeza”). Metalsa is the largest supplier of vehicle frames and structures in Mexico. In addition, the Company and Metalsa have a technology sharing arrangement. Metalsa has manufacturing facilities in Monterrey and San Luis Potosi, Mexico and Roanoke, Virginia.
Note 8. Restructuring and Asset Impairment Charges
The Company has executed various restructuring plans and may execute additional plans in the future to respond to its bankruptcy proceedings, customer sourcing decisions, realignment of manufacturing capacity to prevailing global automotive production and improvement of the utilization of remaining facilities. Estimates of restructuring charges are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established reserves.
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
In May 2006, the Company announced its intention to enter into decision bargaining to downsize its Bluffton, OH facility and move work to other facilities in the U.S. In August 2006, the Company announced the ratification of revised collective bargaining agreements with the United Auto Workers union and the United Steelworkers union covering hourly employees at the Company’s Bluffton, Ohio and Elkton, Michigan facilities, as well as a contract extension and severance agreement at the Company’s Clinton, Michigan and Milan, Tennessee facilities respectively. The tentative agreement previously announced on July 19, 2006 covered hourly employees at nine of the Company’s North American facilities, but was subsequently modified to govern only the four facilities that ratified the agreement. The U.S. Bankruptcy Court overseeing the Company’s Chapter 11 case must still approve the agreement.
On June 26, 2006, the Company announced that it would phase out production at its Toronto, Ontario aluminum foundry and mini-mill on August 31, 2006, as part of its ongoing restructuring plan. This action is part of the Company’s ongoing strategy to improve operational efficiency and cost competitiveness while focusing on its core business of automotive structural stampings and assemblies. Total estimated costs associated with this action amount to approximately $17.3 million, which is comprised of employee related costs of $3.8 million and asset impairment charges of $13.5 million. Future cash expenditures for these actions are estimated at $4.7 million.
On September 14, 2006, the Company announced that production from its Upper Sandusky, Ohio plant will be consolidated into other Tower facilities in North America as part of its ongoing restructuring plan. This action is part of the Company’s ongoing strategy to reduce excess manufacturing capacity and enhance operational efficiency. The moves will begin immediately and are expected to be completed early next year. Total estimated costs associated with this action amount to approximately $9.2 million, which is comprised of employee related costs of $1.1 million, asset impairment charges of $4.3 million, other non-cash charges of $1.5 million and other costs of $2.3 million. Future cash expenditures for these actions are estimated at $3.4 million.
The table below summarizes the accrual for the Company’s various restructuring actions for the nine months ended September 30, 2006 (in thousands):

	Asset Impairments	Severance	Other Costs	Total

Balance at December 31, 2005	$—	$523	$—	$523
Provision	16,455	17,137	13,277	46,869
Cash usage	—	(6,514)	(8,163)	(14,677)
Non-cash usage and revisions of estimates	(16,455)	—	(5,114)	(21,569)

Balance at September 30, 2006	$—	$11,146	$—	$11,146

Except as disclosed above, the Company does not anticipate incurring additional material cash charges associated with these actions.

The restructuring and asset impairment charges caption in the accompanying Consolidated Statements of Operations is comprised of both restructuring and non-restructuring related asset impairments. The components of that caption are as follows for the nine months ended September 30, 2006 (in thousands):

Restructuring and related asset impairments, net	$46,869
Revision of estimate	—
Other asset impairments	6,788

Total	$53,657

The $6.8 million of other asset impairments is primarily related to asset disposals, impairments and write-offs of approximately $16.8 million offset by $11.3 million of ongoing recoveries of a cancellation claim of a customer program.
During the second quarter of 2006, the Company disposed of the Oslamt, Italy facility, which manufactured tooling. An asset impairment charge of $1.8 million was recorded during the second quarter of 2006. Also, during the second quarter of 2006, the Company recorded a $8.9 million write-off related to the movement of the Ranger frame line from the Milwaukee facility to the Bellevue facility.
During the third quarter of 2006, the Company disposed of the Hanam, South Korea facility, which manufactured body structures. The manufacturing was phased out during the first quarter of 2006. In accordance with SFAS No. 144, an asset impairment charge of $6.1 million was recorded during the third quarter of 2006.
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
Pursuant to SOP 90-7, the Company ceased recognizing interest expense on the Convertible Debentures, Senior Notes, Senior Euro Notes and Subordinated Debentures effective February 2, 2005. Contractual interest not accrued during the period from January 1, 2006 through September 30, 2006 is $54.7 million.
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
Advances under the DIP Agreement bear interest at a fixed rate per annum equal to (x) the greatest (as of the date the advance is made) of the prime rate, the Base CD Rate (as defined in the DIP Agreement) plus 1%, or the Federal Funds Effective Rate (as defined in the DIP Agreement) plus 0.5%, plus (y) 1.75% prior to the Amendment and 2.75%, as amended, in the case of a loan under the revolving facility, or 2.25% prior to the Amendment and 3.5%, as amended in the case of the term loan. Alternatively, the Debtors may request that advances be made at a variable rate equal to (x) the Adjusted LIBO Rate (as defined in the DIP Agreement), for a one-month, three-month, six-month, or nine-month period, at the election of the Debtors, plus (y) 2.75% prior to the Amendment and 3.75%, as amended, in the case of a loan under the revolving facility, or 3.25% prior to the Amendment and 4.5%, as amended in the case of the term loan. In addition, the DIP Agreement obligates the Debtors to pay certain fees to the Lenders as described in the DIP Agreement. At September 30, 2006, $43.0 million was available for borrowing under the revolving credit and letter of credit facility. For the period of January 1, 2006 through September 30, 2006, the weighted average interest rate associated with borrowings pertaining to the DIP Agreement was 8.07%. DIP commitment fees totaled $0.3 million during the period of January 1, 2006 through September 30, 2006. The DIP Agreement matures on August 2, 2007; however, the Debtors are obligated to repay all borrowings made pursuant to the DIP Agreement upon substantial consummation of a plan of reorganization of the Debtors that is confirmed pursuant to an order of the Bankruptcy Court.
The DIP Agreement contains various representations, warranties and covenants by the Debtors that are customary for transactions of this nature, including (without limitation) reporting requirements and maintenance of financial covenants. On September 22, 2006, the Company circulated for approval by the lenders under its DIP Agreement the seventh amendment to the DIP Agreement (the “Amendment”). On October 6, 2006, the DIP Agreement was amended by the lenders. The Amendment amends certain covenants contained in the DIP Agreement. In addition, the Amendment amends certain provisions to allow for dividends to be declared and paid by less than wholly-owned subsidiaries of the Company and waives any existing covenant technical breaches related to previously declared and paid dividends by less than wholly-owned subsidiaries of the Company. The Amendment also amended certain interest rates based on the current economic environment. On January 30, 2007, the Company obtained approval by the lenders under its DIP Agreement the eighth amendment to the DIP Agreement. The eighth amendment extends the maturity date from February 2, 2007 to August 2, 2007, amends certain covenants contained in the DIP Agreement, and amends certain interest rates based on the current economic environment.
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
Back-Stop Agreement
The Debtors have entered into a Back-Stop Agreement with a finance company (“Finance Company”). Under the Back-Stop Agreement, in the event any second lien lender under the pre-petition credit agreement wishes to assign its deposits, rights and obligations after the Chapter 11 filing, the Finance Company agrees to take by assignment any such second lien holder’s deposits, rights and obligations in an aggregate amount not to exceed $155 million.
Draws made against the second lien letters of credit totaled $41 million as of September 30, 2006.
Debt Classified as Not Subject to Compromise
The Company’s industrial development revenue bonds and the debt associated with the Company’s variable interest entity of $43.8 million and $15.2 million, respectively, are classified as liabilities not subject to compromise on the Company’s Condensed Consolidated Balance Sheet at September 30, 2006. The Company’s foreign subsidiary indebtedness of $169.4 million at September 30, 2006, is also not subject to compromise as the Company’s operating foreign subsidiaries are not included in the bankruptcy proceedings.
Interest Rate Swap Contracts
In February 2005, the Company’s interest rate swap contracts were terminated. The Company had previously de-designated one of the contracts as a cash flow hedge. Amounts previously deferred in other comprehensive income were deferred over the initial term of the contract, as the Company expected that the cash flows originally hedged would continue to occur. As of September 30, 2006, no amounts remain deferred in other comprehensive income (loss) as the remaining term of the contract expired during the quarter ended September 30, 2005.

Note 10. Comprehensive Loss
The following table presents comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net loss	$(65,165)	$(76,556)	$(150,887)	$(309,004)
Change in cumulative translation adjustment	(1,126)	964	17,804	(16,097)
Unrealized gain on qualifying cash flow hedges	—	1,132	—	4,460

Comprehensive loss	$(66,291)	$(74,460)	$(133,083)	$(320,641)

Note 11. Income Taxes
During the three and nine months ended September 30, 2006, the Company recognized an income tax benefit of $5.8 million and an income tax expense of $3.9 million, respectively, in relation to a pre-tax loss of $73.1 million and $160.1 million, respectively. The Company recorded income tax expense that resulted from foreign income taxes related to the Company’s international operations and U.S. state taxes. Full valuation allowances were provided for U.S. Federal income tax benefits generated during the 2006 period. These collective income tax provisions include a $0.4 million expense related to international provision to tax return adjustments and were offset by an $8.1 million tax benefit related to the reversal of a valuation allowance for certain tax loss carry-overs during the nine months ended September 30, 2006. The reversal of the valuation allowance resulted from the reorganization, completed in the first quarter of 2006, at certain of the Company’s international operations. Such reorganization resulted in the ability to utilize tax loss carry-overs in future periods over a sufficiently long carry-forward period to cause the probability of their realization to be considered more likely than not.
During the three and nine months ended September 30, 2005, the Company recognized income tax expense of $1.5 million and $17.3 million, respectively, in relation to a pre-tax net loss of $78.0 million and $298.5 million, respectively. This income tax provision resulted primarily from the recognition of foreign income taxes and state taxes. Full valuation allowances were provided for U.S. Federal income tax benefits generated during the 2005 period.
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
Stock-Based Compensation
Effective January 1, 2006, the Company adopted the fair value approach described in SFAS No. 123 (R), “Accounting for Stock-Based Compensation (Revised 2004),” as this statement has been amended and revised, to account for its stock-based compensation.
For the three months and nine months ended September 30, 2005, the Company accounted for stock options using the intrinsic value approach in accordance with APB Opinion No. 25, under which no compensation expense is recognized when the stock options are granted to colleagues and directors with an exercise price equal to or greater than fair market value of the stock as of the grant date. The grant date represents the measurement date of the stock options.
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

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss
As Reported	$(76,556)	$(309,004)
Add: Stock—based employee compensation expense included in reported net loss, net of tax related effects	106	617
Deduct: Total stock-based employee compensation (expense) income determined under fair value based method for all awards, net of related tax effects	(1,204)	(550)

Pro forma net loss	$(77,654)	$(308,937)

Basic loss per share as reported	$(1.31)	$(5.27)
Pro forma	(1.32)	(5.27)

Diluted loss per share as reported	$(1.31)	$(5.27)
Pro forma	(1.32)	(5.27)
As of September 30, 2005, the Company fully vested all outstanding stock options. No expense was recognized related to these options.
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
The Stock Option Plan provides for the issuance of options to purchase up to 3,000,000 shares of common stock at exercise prices equal to the market price of the common stock on the date of grant, subject to certain adjustments reflecting changes in the Company’s capitalization. As of September 30, 2006, 1,169,660 shares of common stock were available for issuance under the Stock Option Plan.
The only option activity under the Stock Option Plan during the nine months ended September 30, 2006 was forfeitures of 8,500 shares with a weighted-average exercise price of $11.61. The aggregate intrinsic value is zero as the fair value of all options was less than the exercise price.
A summarization of stock options outstanding related to the Stock Option Plan at September 30, 2006 follows:

	Number	Options Outstanding		Options Exercisable
Range of	Outstanding	Weighted-Average	Weighted-	Number	Weighted-
Exercisable	At	Remaining	Average	Exercisable	Average
Options	9/30/06	Contractual Life	Exercise Price	9/30/06	Exercise Price

$17.13 — $22.97	91,500	1.91	$18.23	91,500	$18.23

Incentive Plan
The Tower Automotive, Inc. Long Term Incentive Plan (“Incentive Plan”), which was approved by stockholders and adopted in 1999, is designed to promote the long-term success of the Company through stock-based compensation by aligning the interests of participants with those of its stockholders. Eligible participants under the Incentive Plan include key company colleagues, directors, and outside consultants. Awards under the Incentive Plan may include stock options, stock appreciation rights, performance shares and other stock-based awards. The option exercise price must be at least equal to the fair value of the Common Stock at the time the option is granted. The Company’s Board of Directors determines vesting at the date of grant and in no event can be less than six months from the date of grant. The Incentive Plan provides for the issuance of up to 3,000,000 shares of common stock. As of September 30, 2006, 1,703,833 shares of common stock were available for issuance under the Incentive Plan. A committee of the Board of Directors is responsible for administration, participant selection and determination of terms and conditions of the Incentive Plan.
The only option activity under the Incentive Plan during the nine months ended September 30, 2006 was forfeitures of 339,960 shares with a weighted-average exercise price of $10.88. The aggregate intrinsic value is zero as the fair value all options was less than the exercise price.
The following table summarizes certain information pertaining to stock options outstanding under the Incentive Plan:

	Number	Options Outstanding		Options Exercisable
Range of	Outstanding	Weighted-Average	Weighted-	Number	Weighted-
Exercisable	At	Remaining	Average	Exercisable	Average
Options	9/30/06	Contractual Life	Exercise Price	9/30/06	Exercise Price

$1.99 — $7.08	648,975	7.40	$3.39	648,975	$7.40

11.33 — 15.56	817,090	4.38	12.76	817,090	4.38

26.81	121,490	2.56	26.81	121,490	2.56
Director Option Plan
In February 1996, the Company’s Board of Directors approved the Tower Automotive, Inc. Independent Director Stock Option Plan (the “Director Option Plan”) that provides for the grant of options to independent directors, as defined in the plan, to acquire up to 200,000 shares of the Company’s Common Stock, subject to certain adjustments reflecting changes in the Company’s capitalization. As of September 30, 2006, 84,800 shares of common stock were available for issuance under the Director Option Plan. The option exercise price must be at least equal to the fair value of the Common Stock at the time the option is granted. The Company’s Board of Directors determines vesting at the date of grant and in no event can be less than six months from the date of grant.
The only option activity under the Director Option Plan during the nine months ended September 30, 2006 was forfeitures of 15,000 shares with a weighted-average exercise price of $7.56. The aggregate intrinsic value is zero as the fair value all options was less than the exercise price.
The following table summarizes certain information pertaining to stock options outstanding under the Director Option Plan follows:

	Number	Options Outstanding		Options Exercisable
Range of	Outstanding	Weighted-Average	Weighted-	Number	Weighted-
Exercisable	At	Remaining	Average	Exercisable	Average
Options	9/30/06	Contractual Life	Exercise Price	9/30/06	Exercise Price
$18.94 — $22.97	85,200	1.33	$19.63	85,200	$19.63

Note 13. Retirement Plans
The following table provides the components of net periodic pension benefit cost and other post-retirement benefit cost for the three months ended September 30, (in thousands):

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Service cost	$1,065	$819	$—	$82
Interest cost	3,771	3,906	2,188	2,172
Expected return on plan assets	(3,238)	(3,835)	—	—
Amortization of prior service cost	315	621	—	—
Amortization of net losses	764	1,009	1,210	3,204

Net periodic benefit cost	$2,677	$2,520	$3,398	$5,458

The following table provides the components of net periodic pension benefit cost and other post-retirement benefit cost for the nine months ended September 30, (in thousands):

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Service cost	$3,195	$4,259	$125	$482
Interest cost	11,313	11,485	6,427	6,302
Expected return on plan assets	(9,714)	(11,179)	—	—
Amortization of prior service cost	945	3,084	—	—
Amortization of net losses	2,292	3,063	5,029	9,663

Net periodic benefit cost	$8,031	$10,712	$11,581	$16,447

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2005 that it expects its minimum pension funding requirements to be $24.5 million during 2006. During the three and nine months ended September 30, 2006, the Company made contributions of $10.8 million and $23.0 million, respectively, to its pension plans. The Company presently anticipates contributing an additional $1.5 million to fund its pension plans in 2006 for a total of $24.5 million based upon the Company’s most recent estimate. The Company has recorded the obligations under these retirement plans as subject to compromise as part of the Company’s bankruptcy proceedings.
The Company contributed $1.8 million and $5.6 million during the three and nine months ended September 30, 2006, respectively, to its defined contribution employee savings plans.
In April 2006, the Company submitted for approval to the Bankruptcy court settlement agreements with two groups representing current and future retirees. Both settlements include modifications of retiree health care benefits for both retired salaried employees as well as current and future retirees of the Company’s Milwaukee, WI facility.
In May 2006, the Bankruptcy Court approved the agreements with the official committee representing the Company’s salaried retirees (the “Retiree Committee Stipulation”) and with the unions representing retirees at the Company’s Milwaukee, WI facility (the “Milwaukee Stipulation”). Pursuant to the Retiree Committee Stipulation, salaried retirees continued to receive current benefits through June 30, 2006. The salaried retirees established a Voluntary Employee Benefit Association (“VEBA”) trust to administer benefits after June 30, 2006. The Company contributed cash of $0.6 million to the VEBA on June 30, 2006. The Company will also provide certain cash and equity consideration to the VEBA upon emergence from bankruptcy. Such consideration will total approximately $5 million. The Company will provide certain supplemental cash payments to the VEBA, until such time as the Company emerges from bankruptcy.
Under the Milwaukee Stipulation, the Company continued current benefit payments through June 30, 2006. A separate VEBA was established and began administering benefits for retirees and their dependents beginning July 1, 2006. The Company contributed cash of approximately $2.5 million on June 30, 2006. The Company will contribute additional amounts upon emergence from bankruptcy. In addition, the Company may make additional cash contributions to the VEBA if the reorganized Company meets certain financial targets. The Company will make certain supplemental cash payments to the VEBA, until such time as the Company emerges from bankruptcy. In addition, the Company will make payments totaling approximately $3.5 million in settlement of all other outstanding matters with the impacted employees.
The Official Committee of Unsecured Creditors in the Company Chapter 11 cases has appealed the Bankruptcy Court’s approval of the Retiree Committee Stipulation and the Milwaukee Stipulation (the “1114 Appeal”). The appeal is currently pending in the United States District Court for the Southern District of New York, Case No. 1:06-cv-04996 (VM).
In August 2006, the Company submitted for approval to the Bankruptcy Court settlement agreements (the “UAW/IUE-CWA Stipulation”) with two groups representing current retirees at certain closed plants (the “Closed Plant Retirees”) which were represented by the United Automobile, Aerospace and Agricultural Implement Workers of America (the “UAW”) and with retirees from the Company’s Greenville, MI facility (the “Greenville Retirees”), which were represented by the IUE, the Industrial Division of the Communication Workers of America, AFL-CIO (the “IUE-CWA”).
In August 2006, the Bankruptcy Court approved the UAW/IUE-CWA Stipulation. Under the UAW/IUE-CWA Stipulation, the Company continued current benefit payments for the Greenville Retirees through August 31, 2006 and for the Closed Plant Retirees through September 30, 2006. A VEBA was established and began administering benefits for Greenville Retirees and their dependents beginning September 1, 2006. The Company contributed a cash payment of approximately $0.5 million to the VEBA on September 1, 2006. The Company made a cash payment to a trust for the benefit of the Closed Plant Retirees on October 1, 2006.
The Official Committee of Unsecured Creditors in the Company’s Chapter 11 cases has appealed the Bankruptcy Court’s approval of the UAW/IUE-CWA Stipulation, which appeal is pending and has been consolidated with the 1114 appeal.
For accounting purposes, the Company has concluded that the postretirement medical benefits to be paid by the VEBAs and the Company’s related contribution obligations should be treated as defined benefit postretirement plans. As such, while the Company’s only obligation to the VEBAs is to contribute additional amounts, which are predetermined, the Company must account for net periodic postretirement benefit costs in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits other than Pensions,” and record any difference between the assets of each VEBA and its accumulated postretirement benefit obligation (“APBO”) in the Company’s financial statements. As of September 30, 2006, the Milwaukee Union and Non-Union VEBAs are included in the APBO. The Greenville Union VEBA will be included during the fourth quarter of 2006.
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

	North America	International	Total
Three months ended September 30, 2006:
Revenues	$299,899	$315,769	$615,668
Restructuring and asset impairment charges	15,012	7,781	22,793
Operating loss	(43,914)	(3,175)	(47,089)
Total assets	$1,077,157	$1,137,833	$2,214,990

Three months ended September 30, 2005:
Revenues	$427,437	$285,227	$712,664
Restructuring and asset impairment charges	37,454	239	37,693
Operating income (loss)	(55,675)	5,844	(49,831)
Total assets	$1,202,898	$1,118,176	$2,321,074

Nine months ended September 30, 2006:
Revenues	$1,157,109	$995,186	$2,152,295
Restructuring and asset impairment charges	42,636	11,021	53,657
Operating income (loss)	(73,708)	37,111	(36,597)
Total assets	$1,077,157	$1,137,833	$2,214,990

Nine months ended September 30, 2005:
Revenues	$1,587,442	$964,116	$2,551,558
Restructuring and asset impairment charges	106,887	1,990	108,877
Operating income (loss)	(111,872)	52,409	(59,463)
Total assets	$1,202,898	$1,118,176	$2,321,074
Inter-segment revenues are not significant for any period presented.
Note 15. Commitments and Contingencies
Key Employee Retention Plan Agreements
On March 30, 2005, the Bankruptcy Court entered an order approving the execution and implementation of a Key Employee Retention Program by the Company and the assumption of certain executive contracts. Under the order, three separate retention funds were made available, including specific retention incentives for approximately 100 Key Employees (“the Core KERP Agreements”). Under the Core KERP Agreements, the Company agreed to pay the applicable employee a retention incentive. The total amount of the retention incentive (which varies by employee from 40% to 110% of base salary) is payable in four installments of 25% each, conditioned upon the employee’s continued employment by the Company through each of the scheduled payment dates. The four scheduled payment dates are (1) May 2, 2005; (2) November 2, 2005; (3) the confirmation of a plan of reorganization in the Company’s Chapter 11 proceedings; and (4) six months after the confirmation of a plan of reorganization in the Company’s Chapter 11 proceedings. In addition, a transition incentive pool was established for Key Employees whose roles will be phased out, but whose employment during such phase out remains critical and a discretionary fund was made available to address unanticipated retention needs. The cost of the Key Employee Retention Program and the assumption of certain executive contracts is approximately $13.2 million. During the three and nine months ended September 30, 2006, the Company recognized income of $0.8 million and expense of $3.1 million, respectively, in relation to this plan.
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
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The established liability for environmental matters is based upon management’s best estimates of expected investigation/remediation costs related to environmental contamination. It is possible that actual costs associated with these matters will exceed the environmental reserves established by the Company. Inherent uncertainties exist in the estimates, primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability and evolving technologies for handling site remediation and restoration. As of September 30, 2006 and December 31, 2005, the Company had accrued approximately $12.0 million and $11.4 million, respectively, for environmental remediation.
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
On February 2, 2005, the Debtors filed a voluntary petition for relief under the Bankruptcy Code. The cases of each of the Debtors were consolidated for the purpose of joint administration (see Note 2). As a result of the commencement of the Chapter 11 proceedings by the Debtors, an automatic stay has been imposed against the commencement or continuation of legal proceedings, pertaining to claims existing as of February 2, 2005, against the Debtors outside of the Bankruptcy Court. Claimants against the Debtors may assert their claims in the Chapter 11 proceedings by filing a proof of claim, to which the Debtors may object and seek a determination from the Bankruptcy Court as to the allowability of the claim. Claimants who desire to liquidate their claims in legal proceedings outside of the Bankruptcy Court will be required to obtain relief from the automatic stay by order of the Bankruptcy Court. If such relief is granted, the automatic stay will remain in effect with respect to the collection of liquidated claim amounts. Generally, all claims against the Debtors that seek a recovery from assets of the Debtors’ estates will be addressed in the Chapter 11 proceedings and paid only pursuant to the terms of a confirmed plan of reorganization. The Company requested an extension of the required due date for the filing of its plan of reorganization. The Bankruptcy Court approved an extension of the due date to February 28, 2007.
Following the above-referenced filing, certain claims were filed against certain current and former officers and directors of Tower Automotive, Inc., alleging various (1) violations of the federal securities laws (the “Securities Litigation”), and (2) breaches of fiduciary duties to participants in and beneficiaries of the Company’s various 401(k) retirement plans in connection with the availability of the Common Stock of Tower Automotive, Inc. as an investment option under the plans (the “ERISA Litigation”). Defendants have moved to dismiss the claims in each of the cases. The motions are pending in federal court in the Southern District of New York. On December 13, 2006, Tower Automotive, Inc. reached an agreement in principal with counsel for plaintiffs to settle the ERISA Litigation, subject to appropriate documentation and necessary court approvals. On January 18, 2007, Tower Automotive, Inc. filed in the bankruptcy court a motion seeking approval of its participation in the proposed settlement. That motion remains pending in the bankruptcy court.
On November 29, 2005, the Company’s joint venture partner in Metalsa, Proeza, filed a lawsuit in Mexico against Tower Mexico and Metalsa. In the lawsuit, Proeza alleges that Tower Mexico breached certain of its obligations under the governing documents of the joint venture by failing to notify Proeza of purported changes in control of Tower Mexico. Based on these allegations, Proeza seeks either the rescission of the joint venture relationship or the redemption of Tower Mexico’s investment in Metalsa at a discounted value. The Company believes that Proeza’s claims are without merit and has vigorously defended this matter, including the venue of the litigation. To date, however, the Mexican courts have exercised jurisdiction over Proeza’s lawsuit and, on December 21, 2006, the Mexican trial court issued a ruling in favor of Proeza on liability. Tower Mexico has appealed this ruling.

The Company believes that Proeza is prosecuting the Mexico lawsuit in violation of the dispute resolution provisions of the governing documents of the Metalsa joint venture. Accordingly, Tower Mexico filed an adversary proceeding against Proeza in the Chapter 11 proceedings seeking an order staying the Mexico lawsuit and compelling Proeza to arbitrate the claims raised therein before International Chamber of Commerce (“ICC”) in Paris France. In addition, Tower Mexico initiated such an arbitration proceeding before the ICC. The bankruptcy court declined to exercise jurisdiction over Tower Mexico’s adversary complaint against Proeza. The arbitration before the ICC, however, is now proceeding.
Note 16. Subsequent Events
On September 22, 2006, the Company circulated for approval by the lenders under its DIP Agreement the seventh amendment to the DIP Agreement (the “Amendment”). On October 6, 2006, the DIP Agreement was amended by the lenders. The Amendment amends certain covenants contained in the DIP Agreement. In addition, the Amendment amends certain provisions to allow for dividends to be declared and paid by less than wholly-owned subsidiaries of the Company and waives any existing covenant technical breaches related to previously declared and paid dividends by less than wholly-owned subsidiaries of the Company. The Amendment also amended certain interest rates based on the current economic environment. On January 30, 2007, the Company obtained approval by the lenders under its DIP Agreement the eighth amendment to the DIP Agreement (the “Amendment”). The Amendment extends the maturity date from February 2, 2007 to August 2, 2007. The Amendment amends certain covenants contained in the DIP Agreement. In addition, the Amendment amends certain interest rates based on the current economic environment.
On November 9, 2006, the Company announced that production from its Kendallville, Indiana plant will be consolidated into other Tower facilities in North America as part of its ongoing restructuring plan.
On December 20, 2006, the Company announced in a press release that it has filed a commitment letter and restructuring term sheet with the U.S. Bankruptcy Court for the Southern District of New York. On January 11, 2007, the Company announced in a press release that on January 10, 2007, investment funds managed by Strategic Value Partners LLC, Wayzata Investment Partners LLC and Stark Investments notified Tower that they terminated their December 19, 2006 Commitment Letter to underwrite an equity rights offering.
On December 22, 2006, the Company and Tower Automotive Lansing, LLC completed the sale of the Lansing, Michigan facility and related assets to a designee of General Motors in accordance with the Order of the Bankruptcy Court dated August 10, 2005, for the price of $20 million.
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

TOWER AUTOMOTIVE INC.
Consolidating Balance Sheet at September 30, 2006
(Amounts in thousands)

				Non-Guarantor	Non-Guarantor
	R.J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Assets

Current assets:
Cash and cash equivalents	$34,470	$—	$21	$68,714	$238	$—	$103,443
Accounts receivable	2,144	3,337	140,638	204,740	20,568	—	371,427
Inventories	—	—	62,244	50,482	13,018	—	125,744
Prepaid tooling and other	2,438	—	14,677	74,145	23,467	—	114,727

Total current assets	39,052	3,337	217,580	398,081	57,291	—	715,341

Property, plant and equipment, net	402	—	507,025	304,208	152,549	—	964,184
Investments in and advances to (from) affiliates and joint ventures	554,969	(224,918)	(810,860)	16,838	(2,449)	712,934	246,514
Goodwill	—	—	—	163,096	—	—	163,096
Other assets, net	19,535	—	26,364	63,889	16,067	—	125,855

	$613,958	$(221,581)	$(59,891)	$946,112	$223,458	$712,934	$2,214,990

Liabilities and Stockholders’ Investment (Deficit)

Current liabilities not subject to compromise:
Current maturities of long-term debt and capital lease obligations	$—	$—	$15,156	$12,244	$106,758	$—	$134,158
Current portion debtor-in-possession borrowings	650,000	—	—	—	—	—	650,000
Accounts payable	12,453	—	103,250	170,399	41,294	—	327,396
Accrued liabilities	34,079	—	69,206	75,458	8,164	—	186,907

Total current liabilities	696,532	—	187,612	258,101	156,216	—	1,298,461

Liabilities subject to compromise	609,479	391,588	295,134	—	—	(16,363)	1,279,838

Non-current liabilities not subject to compromise:
Long-term debt, net of current maturities	40,986	—	43,765	4,798	15,965	—	105,514
Obligations under capital leases, net of current maturities	—	—	—	29,632	—	—	29,632
Other noncurrent liabilities	1,406	—	17,877	80,579	14,852	—	114,714

Total noncurrent liabilities	42,392	—	61,642	115,009	30,817	—	249,860

Stockholders’ investment (deficit)	(734,445)	(613,169)	(604,279)	573,002	36,425	729,297	(613,169)

	$613,958	$(221,581)	$(59,891)	$946,112	$223,458	$712,934	$2,214,990

TOWER AUTOMOTIVE INC.
Consolidating Statement of Operations for the Three Months Ended September 30, 2006
(Amounts in thousands)

				Non-Guarantor	Non-Guarantor
	R.J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$—	$295,061	$252,931	$67,676	$—	$615,668

Cost of sales	(1,628)	—	305,600	234,009	69,807	—	607,788

Gross profit	1,628	—	(10,539)	18,922	(2,131)	—	7,880

Selling, general and administrative expenses	(12,060)	—	30,116	12,081	2,039	—	32,176

Restructuring and asset impairment charges, net	45	(3,582)	18,271	1,999	6,060	—	22,793

Other operating expense/(income)	(6,700)	—	5,872	828	—	—	—

Operating income (loss)	20,343	3,582	(64,798)	4,014	(10,230)	—	(47,089)

Interest expense	19,434	—	1,493	697	1,966	—	23,590

Interest income	(322)	—	—	133	(150)	—	(339)

Intercompany interest expense/(income)	(7,366)	—	—	7,711	(345)	—	—

Chapter 11 and related reorganization items	2,742	—	—	—	—	—	2,742

Income (loss) before provision (benefit) for income taxes, equity in earnings (loss) of joint ventures and subsidiaries, and minority interest	5,855	3,582	(66,291)	(4,527)	(11,701)	—	(73,082)

Provision (benefit) for income taxes	1,156	68	24	(2,671)	(4,424)	—	(5,847)

Income (loss) before equity in earnings (loss) of joint ventures and subsidiaries, and minority interest	4,699	3,514	(66,315)	(1,856)	(7,277)	—	(67,235)

Equity in earnings (loss) of joint ventures and subsidiaries, net of tax	(73,378)	(68,679)	—	3,986	—	142,136	4,065

Minority interest, net of tax	—	—	—	(1,995)	—	—	(1,995)

Net income (loss)	$(68,679)	$(65,165)	$(66,315)	$135	$(7,277)	$142,136	$(65,165)

TOWER AUTOMOTIVE INC.
Consolidating Statement of Operations for the Nine Months Ended September 30, 2006
(Amounts in thousands)

				Non-Guarantor	Non-Guarantor
	R.J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$—	$1,135,103	$768,222	$248,970	$—	$2,152,295

Cost of sales	(5,808)	—	1,111,475	683,393	247,438	—	2,036,498

Gross profit	5,808	—	23,628	84,829	1,532	—	115,797

Selling, general and administrative expenses	(33,285)	—	90,828	34,406	7,308	—	99,257

Restructuring and asset impairment charges, net	(15)	(12,140)	37,153	22,791	5,868	—	53,657

Other operating expense/(income)	(23,539)	—	20,596	2,423	—	—	(520)

Operating income (loss)	62,647	12,140	(124,949)	25,209	(11,644)	—	(36,597)

Interest expense	55,692	—	3,272	2,152	5,944	—	67,060

Interest income	(1,281)	—	—	212	(482)	—	(1,551)

Intercompany interest expense/(income)	(19,896)	—	—	20,916	(1,020)	—	—

Chapter 11 and related reorganization items	27,720	68	30,225	—	—	—	58,013

Income (loss) before provision (benefit) for income taxes, equity in earnings (loss) of joint ventures and subsidiaries, and minority interest	412	12,072	(158,446)	1,929	(16,086)	—	(160,119)

Provision (benefit) for income taxes	2,666	208	478	6,161	(5,630)	—	3,883

Income (loss) before equity in earnings (loss) of joint ventures and subsidiaries, and minority interest	(2,254)	11,864	(158,924)	(4,232)	(10,456)	—	(164,002)

Equity in earnings (loss) of joint ventures and subsidiaries, net of tax	(160,497)	(162,751)	—	18,067	—	323,463	18,282
Minority interest, net of tax	—	—	—	(5,167)	—	—	(5,167)

Net income (loss)	$(162,751)	$(150,887)	$(158,924)	$8,668	$(10,456)	$323,463	$(150,887)

TOWER AUTOMOTIVE, INC.
Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2006
(Amounts in thousands)

				Non-Guarantor	Non-Guarantor
	R. J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(162,751)	$(150,887)	$(158,924)	$8,668	$(10,456)	$323,463	$(150,887)
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Chapter 11 and related reorganization items, net	5,765	68	30,225	—	—	—	36,058

Non-cash restructuring and impairment, net	—	—	14,016	15,296	6,060	—	35,372

Depreciation	189	—	67,937	33,423	19,343	—	120,892

Deferred income tax provision (benefit)	—	—	—	(12,624)	(481)	—	(13,105)
Equity in (earnings) loss of joint ventures and subsidiaries, net	160,497	162,751	—	(18,067)	—	(323,463)	(18,282)
Change in working capital and other operating items	(88,922)	(11,932)	87,496	12,975	4,232	—	3,849

Net cash provided by (used in) operating activities	(85,222)	—	40,750	39,671	18,698	—	13,897

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant and equipment	(10)	—	(40,876)	(30,401)	(22,384)	—	(93,671)
Cash proceeds from asset disposal	—	—	—	—	32,664	—	32,664

Net cash provided by (used in) investing activities	(10)	—	(40,876)	(30,401)	10,280	—	(61,007)

FINANCING ACTIVITIES:
Proceeds from borrowings	—	—	—	11,295	11,326	—	22,621
Repayments of borrowings	—	—	(9)	(16,641)	(40,209)	—	(56,859)
Proceeds from DIP credit facility	564,500	—	—	—	—	—	564,500
Repayments of DIP credit facility	(445,500)	—	—	—	—	—	(445,500)

Net cash provided by (used in) financing activities	119,000	—	(9)	(5,346)	(28,883)	—	84,762

NET CHANGE IN CASH AND CASH EQUIVALENTS	33,768	—	(135)	3,924	95	—	37,652
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	702	—	156	64,790	143	—	65,791

CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,470	$—	$21	$68,714	$238	$—	$103,443

TOWER AUTOMOTIVE INC.
Consolidating Balance Sheet at December 31, 2005
(Amounts in thousands)

				Non-Guarantor	Non-Guarantor
	R.J. Tower	Parent		Restricted	Unrestricted
	Corporation	Guarantor	Guarantor Companies	Companies	Companies	Eliminations	Consolidated

Assets

Current assets:
Cash and cash equivalents	$702	$—	$156	$64,790	$143	$—	$65,791
Accounts receivable	3,381	3,210	166,615	168,600	21,234	—	363,040
Inventories	—	—	60,068	48,114	15,251	—	123,433
Prepaid tooling and other	5,119	—	60,763	88,555	31,209	—	185,646

Total current assets	9,202	3,210	287,602	370,059	67,837	—	737,910

Property, plant and equipment, net	602	—	537,996	303,853	196,343	—	1,038,794
Investments in and advances to (from) affiliates, and joint ventures	601,229	(99,312)	(749,021)	55,675	(3,124)	423,187	228,634
Goodwill	—	—	—	153,037	—	—	153,037
Other assets, net	27,386	—	33,573	53,787	18,105	—	132,851

	$638,419	$(96,102)	$110,150	$936,411	$279,161	$423,187	$2,291,226

Liabilities and Stockholders’ Investment (Deficit)

Current liabilities not subject to compromise:
Current maturities of long-term debt and capital lease obligations	$—	$—	$14,257	$11,074	$126,424	$—	$151,755
Accounts payable	5,372	—	128,697	186,821	57,926	—	378,816
Accrued liabilities	25,211	—	61,887	65,408	16,742	—	169,248

Total current liabilities	30,583	—	204,841	263,303	201,092	—	699,819

Liabilities subject to compromise	622,302	391,521	286,757	—	—	(16,363)	1,284,217

Non-current liabilities not subject to compromise:
Long-term debt, net of current maturities	40,986	—	43,768	6,608	16,461	—	107,823
Debtor-in-possession borrowings	531,000	—	—	—	—	—	531,000
Obligations under capital leases, net of current maturities	—	—	—	30,308	—	—	30,308
Other noncurrent liabilities	11,963	—	20,135	76,968	16,616	—	125,682

Total noncurrent liabilities	583,949	—	63,903	113,884	33,077	—	794,813

Stockholders’ investment (deficit)	(598,415)	(487,623)	(445,351)	559,224	44,992	439,550	(487,623)

	$638,419	$(96,102)	$110,150	$936,411	$279,161	$423,187	$2,291,226

TOWER AUTOMOTIVE, INC.
Consolidating Statement of Operations for the Three Months Ended September 30, 2005
(Amounts in thousands)

				Non-Guarantor	Non-Guarantor
	R.J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$—	$418,484	$226,204	$67,976	$—	$712,664

Cost of sales	(1,731)	—	414,663	200,092	75,578	—	688,602

Gross profit	1,731	—	3,821	26,112	(7,602)	—	24,062

Selling, general and administrative expenses	(9,274)	—	31,694	10,989	2,791	—	36,200

Restructuring and asset impairment charges, net	(2,787)	—	40,240	240	—	—	37,693

Operating income (loss)	13,792	—	(68,113)	14,883	(10,393)	—	(49,831)

Interest expense, net	16,802	—	1,803	960	1,945	—	21,510

Chapter 11 and related reorganization items	6,615	—	—	—	—	—	6,615

Income (loss) before provision (benefit) for income taxes, equity in earnings (loss) of joint ventures and subsidiaries, and minority interest	(9,625)	—	(69,916)	13,923	(12,338)	—	(77,956)

Provision (benefit) for income taxes	—	—	129	4,505	(3,112)	—	1,522

Income (loss) before equity in earnings (loss) of joint ventures and subsidiaries, and minority interest	(9,625)	—	(70,045)	9,418	(9,226)	—	(79,478)

Equity in earnings (loss) of joint ventures and subsidiaries, net of tax	(66,931)	(76,556)	—	—	—	147,803	4,316
Minority interest, net of tax	—	—	—	(1,394)	—	—	(1,394)

Net income (loss)	$(76,556)	$(76,556)	$(70,045)	$8,024	$(9,226)	$147,803	$(76,556)

TOWER AUTOMOTIVE, INC.
Consolidating Statement of Operations for the Nine Months Ended September 30, 2005
(Amounts in thousands)

				Non-Guarantor	Non-Guarantor
	R.J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$—	$1,553,622	$728,527	$269,409	$—	$2,551,558

Cost of sales	(5,072)	—	1,484,297	638,665	265,426	—	2,383,316

Gross profit	5,072	—	69,325	89,862	3,983	—	168,242

Selling, general and administrative expenses	(21,176)	—	97,656	33,457	8,891	—	118,828

Restructuring and asset impairment charges, net	(2,284)	—	109,170	1,991	—	—	108,877

Operating income (loss)	28,532	—	(137,501)	54,414	(4,908)	—	(59,463)

Interest expense, net	69,720	2,221	6,590	3,445	5,547	—	87,523

Chapter 11 and related reorganization items	151,524	—	—	—	—	—	151,524

Income (loss) before provision (benefit) for income taxes, equity in earnings (loss) of joint ventures and subsidiaries, and minority interest	(192,712)	(2,221)	(144,091)	50,969	(10,455)	—	(298,510)

Provision (benefit) for income taxes	—	—	1,887	17,283	(1,826)	—	17,344

Income (loss) before equity in earnings (loss) of joint ventures and subsidiaries, and minority interest	(192,712)	(2,221)	(145,978)	33,686	(8,629)	—	(315,854)

Equity in earnings (loss) of joint ventures and subsidiaries, net of tax	(114,071)	(306,783)	—	—	—	431,655	10,801
Minority interest, net of tax	—	—	—	(3,951)	—	—	(3,951)

Net income (loss)	$(306,783)	$(309,004)	$(145,978)	$29,735	$(8,629)	$431,655	$(309,004)

TOWER AUTOMOTIVE, INC.
Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2005
(Amounts in thousands)

						Non-Guarantor	Non-Guarantor
	R. J. Tower		Parent		Guarantor	Restricted	Unrestricted
	Corporation		Guarantor		Companies	Companies	Companies	Eliminations		Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(306,783)		$(309,004)		$(145,978)	$29,735	$(8,629)	$431,655		$(309,004)
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Chapter 11 and related reorganization items, net	133,171		—		—	—	—	—		133,171
Non-cash restructuring and impairment, net	—		—		101,632	—	—	—		101,632
Depreciation	249		—		81,274	32,936	21,329	—		135,788
Deferred income tax provision (benefit)	—		—		(1,006)	12,874	995	—		12,863

Equity in (earnings) loss of joint ventures and subsidiaries, net	114,071	*	306,783	*	—	—	—	(431,655)	*	(10,801)

Change in working capital and other operating items	(177,232)	*	2,221	*	4,169	(17,787)	(821)	—	*	(189,450)

Net cash provided by (used in) operating activities	(236,524)	*	—	*	40,091	57,758	12,874	—		(125,801)

INVESTING ACTIVITIES:

Cash disbursed for purchases of property, plant and equipment	—		—		(34,741)	(44,428)	(25,371)	—		(104,540)

Net cash used in investing activities	—	*	—	*	(34,741)	(44,428)	(25,371)	—		(104,540)

FINANCING ACTIVITIES:
Proceeds from borrowings	—		—		—	13,919	22,783	—		36,702

Repayments of borrowings	(425,000)		—		(5,370)	(25,089)	(10,124)	—		(465,583)
Proceeds from DIP credit facility	1,054,285		—		—	—	—	—		1,054,285
Repayments of DIP credit facility	(498,647)		—		—	—	—	—		(498,647)

Net cash provided by (used in) financing activities	130,638		—		(5,370)	(11,170)	12,659	—		126,757

NET CHANGE IN CASH AND CASH EQUIVALENTS	(105,886)		—		(20)	2,160	162	—		(103,584)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	107,599		—		(517)	41,948	71	—		149,101

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,713		$—		$(537)	$44,108	$233	$—		$45,517

*	These amounts have been corrected to properly present the cash flow impacts of equity in (earnings) loss of joint ventures and subsidiaries. Amounts previously reported for the respective cash flow captions are as follows: (i) R.J. Tower Corporation: $(10,801), $254,199, $70,035 and $(306,559); (ii) Parent Guarantor: $—, $2,445, $(306,559), and $306,559; and (iii) Eliminations: $— and $(431,655).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Tower Automotive, Inc. (“the Company”) produces a broad range of assemblies and modules for vehicle frames, upper body structures and suspension systems for the global automotive industry. Including 100% owned subsidiaries and investments in joint ventures, the Company has production and/or engineering facilities in the United States, Mexico, Germany, Belgium, Italy, Slovakia, Poland, France, Spain, Brazil, India, South Korea, Japan and China.
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
Results of Operations
Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005
Revenues. Sales decreased by $97.0 million, or 13.6%, during the three months ended September 30, 2006 to $615.7 million from $712.7 million during the three months ended September 30, 2005. The decrease is primarily due to lower volume, the impact of two frame programs ending and unfavorable product mix, which decreased revenue by $103.5 million during the 2006 period compared to the 2005 period. In addition, steel price recoveries from certain customers decreased by $3.0 million during the 2006 period compared to the 2005 period. These impacts were partially offset by favorable foreign exchange, which increased revenue by $16.2 million during the 2006 period compared to the 2005 period.
Gross Profit and Gross Margin. Gross margin for the quarter ended September 30, 2006 was 1.3% compared to 3.4% for the comparable period of 2005. Gross profit decreased by $16.2 million, or 67.2%, to $7.9 million during the 2006 period compared to $24.1 million during the 2005 period. The decrease in gross profit was primarily due to the negative impacts of volume/product mix and raw material steel prices in the amount of $27.8 million. Improved operating efficiencies had a positive impact on gross profit totaling $18.0 million for the third quarter compared to prior year third quarter figures.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $4.0 million, or 11.1%, to $32.2 million during the three months ended September 30, 2006 from $36.2 million for the corresponding period of 2005. Selling, general and administrative expenses represented 5.2% of revenues during the 2006 period compared to 5.1% for the corresponding period in 2005. The $4.0 million decrease resulted primarily from lower compensation costs of $0.3 million, lower professional costs of $2.2 million and declines in other items of $1.5 million.
Interest Expense. Interest expense increased by $1.7 million, or 7.9%, to $23.6 million during the 2006 period in comparison to $21.9 million in the 2005 period. The increase was attributable to increased interest of $3.9 million related to the Company’s DIP financing facilities. The increase was offset by: (i) interest savings of $1.1 million in association with an interest rate swap contract, which matured in September 2005; and (ii) $1.1 million related to other decreases. In accordance with SOP 90-7, “Reorganization Under the Bankruptcy Code,” interest expense during the Company’s bankruptcy has been recognized only to the extent that it will be paid during the Company’s bankruptcy proceedings or that it is probable that it will be an allowed priority, secured or unsecured claim. Interest expense recognized by the Company is lower than the Company’s stated contractual interest for the three months ended September 30, 2006 and 2005 by $18.3 million and $18.1 million, respectively.
Chapter 11 and Related Reorganization Items. Chapter 11 and related reorganization expense decreased by $3.9 million to $2.7 million during the 2006 period compared to $6.6 million in the 2005 period. These costs primarily associated with professional fees related to the Company’s bankruptcy proceedings and lease rejection costs. See Notes 1 and 9 to the Condensed Consolidated Financial Statements.
Provision for Income Taxes. During the three months ended September 30, 2006, the Company recognized an income tax benefit of $5.8 million related to a pre-tax loss of $73.1 million. During the third quarter of 2006, the income tax provision include a $0.4 million expense related to international provision to tax return adjustments. The Company recorded income tax expense that resulted from foreign income taxes related to the Company’s international operations and U.S. state taxes. Full valuation allowances were provided for U.S. Federal income tax benefits generated during the 2006 period.
During the three months ended September 30, 2005, the Company recognized income tax expense of $1.5 million in relation to a pre-tax loss of $78.0 million. This income tax provision resulted primarily from the recognition of foreign income taxes and state taxes. Full valuation allowances were provided for U.S. Federal income tax benefits generated during the 2005 period.
Equity in Earnings of Joint Ventures, Net of Tax. Equity in earnings of joint ventures, net of tax decreased by $0.2 million, or 5.8%, to $4.1 million during the three months ended September 30, 2006 from $4.3 million during the three months ended September 30, 2005.
Minority Interest, Net of Tax. Minority interest, net of tax increased by $0.6 million, or 43.1%, to $2.0 million during the three months ended September 30, 2006 from $1.4 million for the corresponding period of 2005.
Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005
Revenues. Sales decreased by $399.3 million, or 15.7%, during the nine months ended September 30, 2006 to $2.2 billion from $2.6 billion during the nine months ended September 30, 2005. The decrease is primarily due to lower volume, the impact of two frame programs ending and unfavorable product mix, which decreased revenue by $405.4 million during the 2006 period compared to the 2005 period. In addition, steel price recoveries from certain customers decreased by $5.8 million during the 2006 period compared to the 2005 period. These impacts were partially offset by favorable foreign exchange, which increased revenue by $23.7 million during the 2006 period compared to the 2005 period.
Gross Profit and Gross Margin. Gross margin for the nine months ended September 30, 2006 was 5.4% compared to 6.6% for the comparable period of 2005. Gross profit decreased by $52.4 million, or 31.2%, to $115.8 million during the 2006 period compared to $168.2 million during the 2005 period. The decrease in gross profit was primarily due to the negative impacts of volume/product mix and raw material steel prices in the amount of $107.1 million. Improved operating efficiencies had a positive impact on gross profit totaling $73.2 million for the nine months ended September 30, 2006 compared to the 2005 period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $19.5 million, or 16.5%, to $99.3 million during the nine months ended September 30, 2006 from $118.8 million for the corresponding period of 2005. Selling, general and administrative expenses represented 4.6% of revenues during the 2006 and 4.7% during the 2005 period. The $19.5 million decrease resulted primarily from lower compensation costs of $3.0 million, lower professional costs of $5.8 million and declines in other items of $5.0 million.
Interest Expense. Interest expense decreased by $21.4 million, or 24.2%, to $67.1 million during the 2006 period in comparison to $88.4 million in the 2005 period. The decrease was attributable to: (i) the write-off of deferred financing fees of $16.4 million related to debt associated with the Company’s then-existing credit agreement that was repaid in the first quarter of 2005; (ii) $6.4 million related to debt that has been classified as subject to compromise for which no interest is being accrued effective February 2, 2005; (iii) interest savings of $4.4 million in association with an interest rate swap contract; and (iv) $7.2 million related to other decreases. The decreases were offset by: (i) increased interest of $12.8 million related to the Company’s DIP financing activities; and (ii) $0.2 million related to other increases. In accordance with SOP 90-7, “Reorganization Under the Bankruptcy Code,” interest expense during the Company’s bankruptcy has been recognized only to the extent that it will be paid during the Company’s bankruptcy proceedings or that it is probable that it will be an allowed priority, secured or unsecured claim. Interest expense recognized by the Company is lower than the Company’s stated contractual interest for the nine months ended September 30, 2006 and 2005 by $54.7 million and $54.9 million, respectively.
Chapter 11 and Related Reorganization Items. Chapter 11 and related reorganization expense decreased by $93.5 million to $58.0 million during the 2006 period compared to $151.5 million in the 2005 period. These costs primarily associated with professional fees related to the Company’s bankruptcy proceedings, write-offs of deferred financing costs and lease rejection costs. See Notes 1 and 9 to the Condensed Consolidated Financial Statements.
Provision for Income Taxes. During the nine months ended September 30, 2006, the Company recognized an income tax expense of $3.9 million related to a pre-tax loss of $160.1 million. The Company recorded income tax expense that resulted from foreign income taxes related to the Company’s international operations and U.S. state taxes. Full valuation allowances were provided for U.S. Federal income tax benefits generated during the 2006 period. These collective income tax provisions include a $0.4 million expense related to international provision to tax return adjustments and were offset by an $8.1 million tax benefit related to the reversal of a valuation allowance for certain tax loss carry-overs. The reversal of the valuation allowance resulted from the reorganization, completed in the 2006 period, at certain of the Company’s international operations. Such reorganization resulted in the ability to utilize tax loss carry-overs in future periods.
During the nine months ended September 30, 2005, the Company recognized income tax expense of $17.3 million in relation to a pre-tax loss of $298.5 million. This income tax provision resulted primarily from the recognition of foreign income taxes and state taxes. Full valuation allowances were provided for U.S. Federal income tax benefits generated during the 2005 period.
Equity in Earnings of Joint Ventures, Net of Tax. Equity in earnings of joint ventures, net of tax increased by $7.5 million, or 69.3%, to $18.3 million during the nine months ended September 30, 2006 from $10.8 million during the nine months ended September 30, 2005. The increase primarily resulted from the Company’s share of earnings from its joint venture interest in Metalsa.
Minority Interest, Net of Tax. Minority interest, net of tax increased by $1.2 million, or 30.8%, to $5.2 million during the nine months ended September 30, 2006 from $4.0 million for the corresponding period of 2005.
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
During the nine months ended September 30, 2006, the Company has continued its ongoing restructuring of its North American operations. The Company announced the following initiatives during this period:
•	In February 2006, the Company announced its decision to enter into decision bargaining to close its Greenville, MI facility and to move the work to other facilities in the U.S.
•	In April 2006, the Company submitted for approval to the Bankruptcy Court settlement agreements with two groups representing current and future retirees. Both settlements include modifications of retiree health care benefits for both retired salaried employees as well as current and future retirees of the Company’s Milwaukee, WI facility.
•	In June 2006, the Company announced that it would phase out of production at its Toronto, Ontario aluminum foundry and mini-mill by August 31, 2006.

•	In August 2006, the Company announced the ratification of revised collective bargaining agreements with the United Auto Workers union and the United Steelworkers union covering hourly employees at the Company’s Bluffton, Ohio and Elkton Michigan facilities, as well as a contract extension and severance agreement at the Company’s Clinton, Michigan and Milan, Tennessee facilities respectively. The tentative agreement previously announced on July 19, 2006 covered hourly employees at nine of the Company’s North American facilities, but was subsequently modified to govern only the four facilities that ratified the agreement. The U.S. Bankruptcy Court overseeing the Company’s Chapter 11 case must still approve the agreement.
•	In September 2006, the Company announced that production from its Upper Sandusky, Ohio plant will be consolidated into other Tower facilities in North America by early next year.
See Notes 8 and 16 to the accompanying Condensed Consolidated Financial Statements for further information regarding these actions.
During the three and nine months ended September 30, 2006, the Company recognized expense of $22.8 million and $53.7 million, respectively, related to restructuring and asset impairments compared to an expense of $37.7 million and $108.9 million for the three and nine months ended September 30, 2005, respectively. The decrease of $14.9 million and $55.2 million is primarily the result of asset impairments during the 2005 period, which did not occur during the comparable 2006 period.
Liquidity and Capital Resources
During the first nine months of 2006, the Company’s cash requirements were met through operations and a $725 million commitment of debtor-in-possession financing (“DIP Financing”). At September 30, 2006, the Company had available liquidity in the amount of $145.8 million, which consisted of $103.4 million of cash on hand and the availability of $43.0 million for borrowing under the DIP Financing.
Net cash provided by operating activities was $13.9 million during the nine months ended September 30, 2006 compared to net cash utilized of $125.8 million during the nine months ended September 30, 2005. The $139.7 million increase in the amount provided by operating activities during the 2006 period was primarily attributable to a decrease in accounts receivable of $70.2 million, an increase in accounts payable of $5.2 million and a decrease in non-cash restructuring and impairment, net of $66.2 million.
Net cash utilized in investing activities was $61.0 million during the first nine months of 2006 compared to net cash utilized of $104.5 million in the corresponding period of 2005. During the first quarter of 2006, the Company sold its Gunpo, South Korea facility and received cash proceeds of approximately $32.6 million during the first quarter of 2006. The Company used cash of $93.7 million for purchases of property, plant and equipment for the nine months ended September 30, 2006 as compared to $104.5 million in the comparable 2005 period.
Net cash provided by financing activities was $84.8 million during the first nine months of 2006 compared to net cash provided of $126.8 million during the comparable period of 2005. During the nine months ended September 30, 2006, borrowings related to the DIP facility more than offset repayments by $119.0 million. The effect of this provision of cash was partially offset by $34.2 million of repayments of the Company’s non-DIP debt exceeding borrowings associated with that debt.
As disclosed in the Company’s Annual Report for the year ended December 31, 2005, the Company’s business has significant liquidity requirements. In addition, a summary of the liquidity factors which forced the Company to seek Chapter 11 bankruptcy protection is included as well as the Company’s plans regarding these matters related to improving liquidity and operating results. On September 22, 2006, the Company circulated for approval by the lenders under its DIP Agreement the seventh amendment to the DIP Agreement (the “Amendment”). On October 6, 2006, the DIP Agreement was amended by the lenders. The Amendment amends certain covenants contained in the DIP Agreement. In addition, the Amendment amends certain provisions to allow for dividends to be declared and paid by less than wholly-owned subsidiaries of the Company and waives any existing covenant technical breaches related to previously declared and paid dividends by less than wholly-owned subsidiaries of the Company. The Amendment also amended certain interest rates based on the current economic environment. On January 30, 2007, the Company obtained approval by the lenders under its DIP Agreement the eighth amendment to the DIP Agreement. The eighth amendment extends the maturity date from February 2, 2007 to August 2, 2007, amends certain covenants contained in the DIP Agreement, and amends certain interest rates based on the current economic environment. The Company believes that funds generated by operations, together with cash on hand and amounts available to borrowing under its DIP Financing, should it be able to obtain appropriate modifications or waivers, provide sufficient liquidity and capital resources to pursue its business strategy while operating under Chapter 11 bankruptcy protection. However, the Company’s DIP Financing expires on August 2, 2007, as amended. If the Company does not emerge from Chapter 11 bankruptcy protection by August 2, 2007, as amended or is not able to extend the expiration of the DIP Financing or replace the DIP Financing, the Company’s operations would be materially adversely affected. The Company has no reason to believe at this time that it will not be able to extend or replace the DIP Financing in the event that it does not emerge from Chapter 11 prior to August 2, 2007, as amended. Certain foreign subsidiaries of the Company are subject to restrictions on their ability to dividend or otherwise distribute cash to the Company because they are subject to financing arrangements that restrict them from paying dividends.
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
Advances under the DIP Agreement bear interest at a fixed rate per annum equal to (x) the greatest (as of the date the advance is made) of the prime rate, the Base CD Rate (as defined in the DIP Agreement) plus 1%, or the Federal Funds Effective Rate (as defined in the DIP Agreement) plus 0.5%, plus (y) 1.75% prior to the Amendment and 2.75%, as amended, in the case of a loan under the revolving facility, or 2.25% prior to the Amendment and 3.5%, as amended in the case of the term loan. Alternatively, the Debtors may request that advances be made at a variable rate equal to (x) the Adjusted LIBO Rate (as defined in the DIP Agreement), for a one-month, three-month, six-month, or nine-month period, at the election of the Debtors, plus (y) 2.75% prior to the Amendment and 3.75%, as amended, in the case of a loan under the revolving facility, or 3.25% prior to the Amendment and 4.5%, as amended in the case of the term loan. In addition, the DIP Agreement obligates the Debtors to pay certain fees to the Lenders as described in the DIP Agreement. At September 30, 2006, $43.0 million was available for borrowing under the revolving credit and letter of credit facility. For the period of January 1, 2006 through September 30, 2006, the weighted average interest rate associated with borrowings pertaining to the DIP Agreement was 8.07%. DIP commitment fees totaled $0.3 million during the period of January 1, 2006 through September 30, 2006. The DIP Agreement matures on August 2, 2007; however, the Debtors are obligated to repay all borrowings made pursuant to the DIP Agreement upon substantial consummation of a plan of reorganization of the Debtors that is confirmed pursuant to an order of the Bankruptcy Court.
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
Draws were made against the second lien letters of credit of $41 million as of September 30, 2006.
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
At September 30, 2006, the Company had total debt not subject to compromise in the bankruptcy proceedings of $919.3 million. The debt is composed of fixed rate debt of $85.6 million and floating rate debt of $833.7 million. The pre-tax earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt not subject to compromise would be approximately $8.0 million, holding other variables constant. A one-percentage point increase in interest rates would not materially impact the fair value of the fixed rate debt not subject to compromise.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
See “Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2.

Item 4. Controls and Procedures.
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company’s Chief Executive Officer (the “CEO”) and the Company’s Chief Financial Officer (the “CFO”) have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based upon this review and evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2006. This determination was based upon the identification of material weaknesses as of December 31, 2005, in the Company’s internal control over financial reporting, which the Company views as an integral part of its disclosure controls and procedures. The effect of such weaknesses on the Company’s disclosure controls and procedures and remedial actions taken and planned are described in Item 9A, Controls and Procedures of the Company’s Form 10-K for the year ended December 31, 2005.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.
During the nine months ended September 30, 2006, the Company implemented changes in internal controls over financial reporting to continue its centralization and standardization activities. Such changes included:
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
The Company requested an extension of the required due date for the filing of its plan of reorganization and the Bankruptcy Court approved an extension of the due date to February 28, 2007.
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

TOWER AUTOMOTIVE, INC.
Registrant

Date: February 27, 2007	/s/ James A. Mallak
James A. Mallak
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.