Form 10-K
period 2006-12-31
TOWER AUTOMOTIVE INC
filed 2007-06-12
CIK 925548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	Commission file number:
December 31, 2006	1-12733

Tower Automotive, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State of Incorporation)	41-1746238 (I.R.S. Employer Identification No.)

27175 Haggerty Road Novi, Michigan (Address of Principal Executive Offices)	48377 (Zip Code)
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of May 31, 2007, 58,640,621 shares of Common Stock of the Registrant were outstanding. As of May 31, 2007, the aggregate market value of the Common Stock of the Registrant (based upon the last reported sale price of the Common Stock at that date on the Pink Sheets), excluding shares owned beneficially by affiliates, was approximately $1,507,177.
Documents Incorporated By Reference
None.

TOWER AUTOMOTIVE, INC.
ANNUAL REPORT ON FORM 10-K
 i

PART I
Item 1. Business
Tower Automotive, Inc. and its subsidiaries (collectively referred to as the “Company” or “Tower Automotive”) is a global designer and producer of structural metal components and assemblies used by the major automotive original equipment manufacturers (“OEMs”), including Ford/Volvo, Hyundai/Kia, DaimlerChrysler, Nissan/Renault Volkswagen Group, Toyota, Fiat and BMW. The Company provides broad technical design, engineering and program management capabilities for products that cover the entire body structure of a vehicle, including automotive body structural stampings and assemblies, exposed sheet metal (“Class A”) components, lower vehicle structural stampings and assemblies and suspension components. The Company believes it is one of the largest independent global suppliers of structural components and assemblies to the automotive market (based on net revenues). The Company currently serves 87% of the major automotive OEM’s around the world.
Tower Automotive is one of only a few companies that provide a broad array of structural metal products and services for the automotive sector. These products and services are delivered to our customers on a global basis from 35 production and engineering facilities located in the North America, Europe, Brazil, South Korea, Japan, China and India. As OEMs reduce their supplier bases in efforts to lower costs and improve quality, they are more frequently awarding sole-source contracts to broadly capable suppliers who are able to supply large and complex portions of a vehicle on a global basis, rather than to suppliers that only provide individual component parts. OEMs’ criteria for supplier selection include cost, quality, responsiveness, full-service design and engineering, and program management capabilities. In addition, OEMs increasingly are requiring their suppliers to have the capability to design and manufacture their products in multiple geographic markets. As a supplier with strong OEM relationships, broad capabilities and technologies, scale and global presence, the Company expects to continue to benefit from these trends going forward.
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
The Debtors’ liquidity position was adversely affected in late 2004 and early 2005 by customer pricing pressures, North American automotive production cuts, significantly higher raw material costs (primarily steel), high interest costs and the termination of accelerated payment programs of certain customers. An extensive liquidity deficiency and a significant amount of indebtedness, incurred through internal growth and acquisition activity, made the filing necessary.
The objectives of the Chapter 11 filing are to protect and preserve the value of assets and to restructure and improve the Debtors’ financial and operational affairs in order to return to profitability. The Debtors filed a plan of reorganization with the Court on May 1, 2007. The Company is planning on seeking confirmation of its plan of reorganization in July 2007. While the Debtors filed for Chapter 11 to gain relief from significant pre-petition debt levels, the extent to which such relief will be achieved is uncertain at this time.

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
Going Concern
As indicated above, effective February 2, 2005, the Debtors are operating pursuant to Chapter 11 under the Bankruptcy Code and continuation of the Company as a going concern is contingent upon, among other things, the Debtors’ ability: (i) to comply with the terms and conditions of the Debtor-in-Possession financing agreement described in Note 9 to the Consolidated Financial Statements; (ii) to obtain confirmation of a plan of reorganization under the Bankruptcy Code; (iii) to undertake certain restructuring actions relative to the Company’s operations in North America; (iv) to reduce unsustainable debt and other liabilities and simplify the Company’s complex and restrictive capital structure through the bankruptcy process; (v) to return to profitability; (vi) to generate sufficient cash flow from operations; and (vii) to obtain financing sources to meet the Debtors’ future obligations. These matters raise substantial doubt regarding the Company’s ability to continue as a going concern.
Overview of the Company
Since its inception in April 1993, when the Company was formed to acquire R. J. Tower Corporation, the Company’s revenues have grown rapidly through internal growth and acquisitions on a global basis. From 1993 to 2006, the Company successfully completed 15 acquisitions and established five joint ventures to create the global footprint that characterizes the Company today. As a result of these acquisition activities and significant organic growth, Company revenues have increased from approximately $86 million in 1993 to $2.5 billion in 2006.
Approximately 46% of the Company’s 2006 revenues were generated from sales in North America. The Company supplies products for many car, light truck and sport utility models, including: the Ford Five Hundred/Freestyle, Taurus, Focus, and Ranger and F-Series pickup trucks, Ford Expedition, Explorer, Escape SUVs, Lincoln Navigator and Mercury Mountaineer SUVs, Econoline full size van; Chevrolet Silverado and GMC Sierra pickups; Chrysler Town & Country and Dodge Caravan minivans; Dakota pickup trucks; Jeep Wrangler and Grand Cherokee; Toyota Camry, Avalon, Corolla cars and Tundra and Tacoma pickups; Honda Accord and Element; Nissan Xterra, Pathfinder, Armada SUVs, Infiniti QX56 SUV and Titan, Frontier pickup. Approximately 32% of the Company’s 2006 revenues were generated from sales in Europe, 17% in Asia and 5% in South America. Key vehicle programs include: Volvo S40, V50, C30 and C40; DaimlerChrysler A-Class and Sprinter; BMW 1 & 3 series; VW Golf, Jetta and Toureg and the Porsche Cayenne; Fiat Punto, Stilo, Ducato; Alpha Romeo 147 and 156; Hyundai/Kia Spectra, Cerato, Sportage, Carinival and Sorento; and, Chery Flagcloud, WindCloud and Orient.
The Company makes available, free of charge through our Internet website (www.towerautomotive.com), annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, filed with the Securities Exchange Commission (“SEC”), as soon as reasonably practicable after those reports are filed with the SEC.

Financial information about segments
See Note 14 to the Consolidated Financial Statements contained in Item 8. of this Form 10-K.
Business and operating strategy
Tower Automotive was created through a series of acquisitions of complementary businesses that have allowed the Company to become one of the largest independent global suppliers of structural metal components and assemblies (based on net revenues) with a diverse customer portfolio and a broad scope of product offerings. In the Company’s early years, the growth coincided with an extended period of increased production and consolidation in the automotive industry, resulting in high levels of utilization of the Company’s resources and capacity. Unfortunately, with little post-merger integration across the acquisitions, insufficient operational disciplines and a highly leveraged balance sheet, when automotive production declined relative to prior periods, the Company struggled with profitability in its North American operations.
Starting in 2001 through early 2005, the Company successfully launched a significant backlog of new business, which drove profitability in its international operations and helped strengthen customer relationships. At the same time, the North American region was reorganized, cutting SG&A costs while strengthening engineering resources, reducing excess capacity and eliminating redundant overhead costs. Despite the restructuring activities, developments in late 2004 and early 2005 led to a significant decline in the Company’s liquidity position. These developments included market share and production declines at key North American OEM customers, a rise in steel prices, the termination of accelerated payment programs by certain automakers, higher than anticipated new program launch costs and the continued underperformance of the North American operations. The complex and restrictive capital structure built during the acquisition years presented a strategic challenge as debt service required cash outflows almost as high as ongoing capital expenditures and drove the cost of capital above competitive levels.
The Company’s strengths are its strong diversified customer and geographic portfolio, its global manufacturing footprint, the progress made during the bankruptcy in addressing legacy costs and restructuring underperforming operations, and its leadership in manufacturing and design of complex automotive metal structures. The Company’s current challenge is to restructure its U.S. operations under the protection of Chapter 11 while continuing to support its flourishing international business.
The Company’s key strategies are to consolidate its position as a global metal structures leader, strengthen its financial performance by reorganizing under Chapter 11 protection and emerging successfully, drive operational excellence throughout the company, leverage its scale to realize structural improvements and strengthen organizational depth to support leadership development and succession. Achievements of the last few years include the restructuring of the global manufacturing footprint by closing or selling one third of plants worldwide, including over half of the North American plants, driving operational improvements in productivity, safety and quality, eliminating approximately $20 million in annual cash costs for post retirement medical benefits and freezing pension plans, centralizing purchasing and other selling, general and administrative expense functions and continuing to win new business with key customers.
Initiatives implemented by the Company during 2006 include:
▪	On January 4, 2006, the Company filed a motion in Bankruptcy Court asking the Court to modify its post-retirement medical benefits and to reject its collective bargaining agreements. In March and April 2006, the Company announced that it had reached an agreement in principal with its Milwaukee unions on a variety of issues including postretirement medical benefits and the Company announced it had reached an agreement in principle with its salaried retirees on a variety of issues including postretirement medical benefits.

▪	In February 2006, the Company announced that it would begin discussions with the union to close its Greenville, MI facility and to move the work to other facilities in the U.S. The Company closed this facility in November 2006.

▪	In May 2006, the Company announced its intention to enter into decision bargaining with the union to downsize its Bluffton, OH facility and move work to other facilities in the U.S.

▪	On June 26, 2006, the Company announced that it would phase out production at its Toronto, Ontario aluminum foundry and mini-mill on August 31, 2006.

▪	In August 2006, the Company announced the ratification of revised collective bargaining agreements with the United Auto Workers union and the United Steelworkers union covering hourly employees at the Company’s Bluffton, OH and Elkton, Michigan facilities, as well as a contract extension and severance agreement at the Company’s Clinton, Michigan and Milan, Tennessee facilities, respectively. The tentative agreement announced on July 19, 2006 covered hourly employees at nine of the Company’s North American facilities, but was subsequently modified to govern only the four facilities that ratified the agreement in August. The U.S. Bankruptcy Court overseeing the Company’s Chapter 11 case approved the agreement.

▪	On September 14, 2006, the Company announced that production from its Upper Sandusky, Ohio plant would be consolidated into other Tower facilities in North America as part of its ongoing restructuring plan.

▪	On November 9, 2006, the Company announced that production from its Kendallville, Indiana plant would be consolidated into other Tower facilities in North America.

▪	On December 22, 2006, the Company and Tower Automotive Lansing, LLC completed the sale of the Lansing, Michigan facility and related assets to a designee of General Motors in accordance with the Order of the Bankruptcy Court dated August 10, 2005.
The Company believes these and other initiatives will accelerate reductions in operational costs, allow it to leverage economies of scale and enhance its ability to serve its customers, creditors and shareholders.
Growth Strategy
The Company’s current growth strategy focuses on cadenced, organic growth. Specifically, the Company believes the following strengths play an important role in achieving the organic growth objectives:
▪	Strong customer relationships with key domestic and foreign OEMs;

▪	Broad technical capabilities in vehicle structures;

▪	Scale position as one of the largest independent suppliers of automotive structural components and assemblies; and

▪	Global engineering and manufacturing presence including two established facilities in China.
As a result of these competitive strengths and the efforts to increase organic growth, the Company was awarded programs that launched in 2003-2005, which have helped to further diversify the Company’s customer and geographic base. These programs have resulted in a decrease in the proportion of revenues from the North American operations of Ford Motor Company, General Motors and DaimlerChrysler (Detroit 3) from 64% in 2001 to 41% in 2006.
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
The Company’s strategy capitalizes on several important trends in the automotive industry that have benefited Tower Automotive in the past and will continue to benefit it in the future. These trends include:
▪	Continuation of Trend to Larger, More Capable Suppliers. In order to lower costs and improve quality, OEMs have continued to reduce their supply bases by awarding sole-source contracts to suppliers who are able to supply greater vehicle content through complex subassemblies. OEMs’ criteria for supplier selection not only include cost, quality and responsiveness, but also design engineering and program management capabilities. As a result, the automotive supply industry has undergone significant consolidation. Furthermore, a number of suppliers have experienced financial difficulties. These factors have combined to provide an opportunity for further organic growth by obtaining business from smaller or troubled suppliers through providing the scale and broad capabilities that OEMs require.
▪	OEM “Shakeout”. The recent acquisition and consolidation activity among select OEMs has not led to the disadvantage of the smaller OEMs in the industry as certain industry experts previously predicted. Rather, smaller OEMs such as Peugeot, Honda, Hyundai/Kia, BMW and the emerging Chinese automakers have strengthened their position in the industry, while some of the larger OEMs have struggled to successfully integrate acquisitions and manage legacy costs. The Company’s global capabilities have allowed it to continue to serve as a valued supplier to those smaller but growing producers.

▪	General Assemblies. OEMs are increasingly seeking suppliers capable of providing larger structural assemblies. By outsourcing larger structural assemblies, OEMs are able to reduce the costs associated with the design and integration of various components, and improve quality by enabling their suppliers to assemble and test major portions of the vehicle prior to production. It also allows the OEM to avoid the cost of upgrading internal body shops and frees up space for growth or alternative assembly. Tower Automotive has capitalized on the complex assembly sourcing trend among OEMs by offering customers high value-added supply capabilities through a focus on the production of assemblies consisting of multiple component parts that are welded or otherwise fastened together by the Company.

▪	Growth in Emerging Markets. Countries such as China, Korea, Thailand, India and Brazil, and regions such as Eastern Europe, are expected to experience significant growth in vehicle demand and production volumes over the next ten years. In order to best meet these OEM supply requirements, the Company is well-positioned with more than 10 manufacturing facilities, in key emerging markets including Poland, Slovakia, Brazil, Korea, China and a technical center in India.
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
Chassis modules and systems
Products include axle assemblies and front and rear structural suspension modules/systems. Axle assemblies consist of stamped metal trailing axles, assembled brake shoes, hoses and tie rods. Front and rear structural suspension modules/systems consist of control arms, suspension links, value-added assemblies and powertrain modules. The Company exited the powertrain module business at the end of 2006.

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
The following table summarizes the approximate composition by product category of the Company’s global revenues for the last three years, excluding discontinued operations:

	Years Ended
	December 31,
Product Category	2006	2005	2004
Body structures and assemblies	59%	51%	44%
Complex body-in-white assemblies	13	13	8
Lower vehicle frames and structures	20	27	31
Chassis modules and systems	2	2	6
Suspension components	5	6	9
Other	1	1	2

Total	100%	100%	100%

Market and Customer Overview
North American automotive manufacturing has been dominated by General Motors, Ford and DaimlerChrysler, which are the company’s largest customers in North America. International automakers continue to expand their production capacity in North America, representing approximately 33% of North American production in 2006 versus 31% in 2005.
As a result of past growth strategies, the Company has expanded its penetration of New Domestics as Nissan, Toyota and Honda in North America and its global presence win such customers as Mercedes, Fiat, BMW, Volkswagen Group, Renault/Nissan, Hyundai/Kia and Volvo.
Following is a summary of the global composition of the Company’s key customers for the last three years, excluding discontinued operations:

	Years Ended
	December 31,
Customer	2006	2005	2004
Ford Motor Company	28%	33%	38%
Hyundai/Kia	13	12	11
Renault/Nissan	11	12	6
DaimlerChrysler	10	12	16
Volkswagen Group	9	8	8
Fiat	6	5	4
Toyota	6	5	4
BMW	4	3	2
GM	3	3	3
Honda	2	1	2
Other	8	6	6

Total	100%	100%	100%

Following is a summary of the Company’s sales by geographic region for the last three years, excluding discontinued operations:

	Years Ended
	December 31,
Geographic Category	2006	2005	2004
North America	46%	61%	66%
Europe	32	23	20
Asia	17	13	12
South America	5	3	2

Total	100%	100%	100%

The following table presents an overview of the major models for which the Company supplies products:

	Models	Product Segment
North America
Ford	▪ Five Hundred / Freestyle / Montego	• Complex Assembly
	▪ Econoline	• Frame Assembly
DaimlerChrysler	▪ Dakota	• Frame Assembly
Nissan	▪ Frontier / Xterra / Pathfinder	• Frame Assembly & Body Structures
	▪ Titan / Armada / Qx56	• Frame Assembly
Europe
Volvo	▪ S40 / V50 / C30	• Complex Assembly
VW	▪ Cayenne / Touareg / Porsche	• Body Structures & Assembly
BMW	▪ 1 / 3 Series	• Body Structures
Asia
Hyundai	▪ Carnival	• Body Structures
	▪ Sorento	• Body Structures & Frame Assembly
Most of the Company’s products have a lead time of two to five years from product development to production. Generally, the selling prices of these products are negotiated annually between the Company and its customers.
Sales of the Company’s products to OEMs are made directly by the sales and engineering teams, located at its technical/customer service centers in Novi, Michigan; Yokohama, Japan; Turin, Italy; Bergisch-Gladbach, Germany; Aruja, Brazil; Seoul, Korea; Changchun and Wuhu, China and Hyderabad, India. Through its technical centers, the Company services its OEM customers and manages its continuing programs of product design improvement and development. The Company periodically places engineering colleagues at various customer facilities to facilitate the development of new programs.
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
Manufacturing
The Company’s manufacturing operations consist primarily of stamping and welding operations, system and modular assembly operations, coating and other ancillary operations.
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
The products manufactured by the Company use various grades and thicknesses of steel and aluminum, including high strength hot- and cold-rolled, galvanized, organically coated, stainless and aluminized steel. See “Suppliers and Raw Materials”.
OEMs have established quality rating systems involving rigorous inspections of suppliers’ facilities and operations. Their factory rating programs provide a quantitative measure of a company’s success in improving the quality of its operations. The Company has received quality awards from Ford (Q1) and DaimlerChrysler (Pentastar). In 2006, the Company was the first global metal structures supplier to receive the five star quality award from Hyundai/Kia, its highest quality award. The automotive industry has adopted a quality rating system known as TS-16949. Substantially all of the Company’s existing operating facilities in North America and around the world have received TS-16949 certification in compliance with the automotive industry requirements.
Competition
The Company operates in a highly competitive, fragmented market segment of the automotive supply industry, with a limited number of competitors generating revenues in excess of $200 million each. The number of the Company’s competitors has decreased in recent years and is expected to continue to decline due to supplier consolidation. The Company’s major competitors include: Magna International, Inc. (“Magna”); Martinrea International (substantial successor to the Thyssen-Budd Company); Dana Corporation; Gestamp Automocion; Gruppo Magnetto; Benteler Automotive; Sungwoo; Hwashin; Sewon Tech; Shinyoung; and divisions of OEMs with internal stamping and assembly operations. The Company competes with other competitors in various segments of its product lines and in various geographic markets.
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
Suppliers and Raw Materials
The primary raw material used to produce the majority of the Company’s products is steel. The Company purchases hot- and cold-rolled, coated, stainless and galvanized steel from a variety of suppliers. The Company employs just-in-time manufacturing and sourcing systems enabling it to meet customer requirements for faster deliveries while minimizing its need to carry significant inventory levels. The price of steel increased significantly during the second half of 2004 compared to recent historical periods. In 2005, steel prices generally leveled off and decreased moderately from their peaks in 2004. In 2006, steel prices rose moderately throughout the first half of the year before decreasing the second half to level off around approximately the same price at the end of 2005. The Company purchases a substantial portion of its steel from certain of its customers through the OEM resale programs. The purchases through customer resale programs have buffered price swings associated with the procurement of steel. The remainder of steel purchasing requirements is met through contracts with steel producers and market purchases. In some cases, the Company may be unable to either avoid increases in steel prices or pass through any price increases to its customers. Customer agreements generally do not permit an increase in selling prices for increases in the cost of raw material inputs.
Other raw materials purchased by the Company include small- and medium-sized stampings, fasteners, tubing and rubber products, all of which are available from numerous sources.
Colleagues
As of December 31, 2006, the Company had 10,477 colleagues worldwide, of whom approximately 5,800 are covered under collective bargaining agreements: 2,100 in the North American operations and 3,700 in the international operations. These collective bargaining agreements expire at various times through January 2010. In February 2004, the Company entered into a neutrality agreement with the United Auto Workers Union (“UAW”), covering six facilities. The neutrality agreement facilitates the organization of these facilities as it provides for expedited bargaining and requires that the Company take a neutral position in any organizing efforts by the UAW. The Company began negotiations with the unions representing current and retired employees since October 2005 seeking concessions from the bargaining units in the wage rate structure of its membership as well as the benefits offered by the Company including health insurance coverage.
Health insurance coverage for employees and retirees have resulted in significant cost increases for vehicle manufacturers and suppliers for the past several years and put domestic auto makers and suppliers at a significant disadvantage with their foreign based competitors. As part of its Chapter 11 process, the Company sought the approval of the Bankruptcy Court to reject its U.S. union contracts. Subsequent to this approval, the Company was able to reach consensus with its active U.S. unions. This agreement provided the Company with reduced wages, increased health care cost sharing, elimination of future pension service awards, and certain work rule changes at the Milwaukee and Greenville facilities. In exchange, the Company provided plant closure language that limits the Company’s ability to close these plants absent any volume reductions from its customers for the duration of the agreements. While the Company has not experienced any work stoppages since its inception in 1993, a strike or slow-down by one of the Company’s unions could have a material adverse effect on the Company’s business. The continuing challenge for the Company is to maintain its good relations with colleagues while it continues to restructure its North American operations. At the same time, the Company must continue to recruit, retain and motivate qualified personnel at all levels of the Company.
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
The Company owns properties, which have been impacted by environmental releases. At some of these properties, the Company is liable for costs associated with investigation and/or remediation of contamination in one or more environmental media. The Company is currently actively involved in investigation and/or remediation at several of these locations. At certain of these locations, costs incurred for environmental investigation and/or remediation are being paid partly or completely out of funds placed into escrow by previous property owners. Nonetheless, total costs associated with remediating environmental contamination at these properties could be substantial and may be material to the Company’s financial condition, results of operations or cash flows. At December 31, 2006 and 2005, the Company had recorded liabilities of $10.2 million and $11.4 million, respectively, for environmental remediation liabilities.

1A. Risk Factors.
The general economic and/or business conditions affecting the automotive industry may adversely impact the Company.
The automotive industry in the United States as a whole is facing a downturn in economic and business conditions. The number of automotive parts suppliers filing for protection under Chapter 11 of the Bankruptcy Code has increased during 2006 and many other companies in the industry have announced significant restructuring plans in order to remain viable. GM, Ford, and DaimlerChrysler are trying to return their North American automotive operations to profitability through a combination of strict cost control, capacity rationalization (plant closings) and the acceleration of new product/technology introductions. Unless they can stem their ongoing market share declines, further production cuts could have a ripple effect throughout the supply chain and impact the profitability of those suppliers most dependent on these domestic manufacturers, including the Company. The Company is dependent on Ford and DaimlerChrysler as two of its largest customers. Revenues from the North American operations of Ford and DaimlerChrysler represented approximately 28% and 10%, respectively, of the Company’s revenues in 2006.
The Company is dependent on the success of key customer platforms.
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
The Company may be adversely impacted by the inability to achieve needed cost reductions.
There is substantial, continuing pressure from the major OEMs to reduce costs, including the cost of products and services purchased from outside suppliers. Repeated spikes in steel prices have become a significant risk factor for many companies in the automotive industry. Suppliers and automakers alike have had difficulty passing on these increased costs to consumers in the current highly competitive environment. Oil and gas prices have reached record highs and the oil price spikes that continued into 2006 have started to have a measurable impact on vehicle purchase behavior. The Company’s inability to pass through increased materials pricing may result in lower profit margins for the Company.
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
The prolonged continuation of the Chapter 11 Cases could adversely affect the Company’s businesses and operations. So long as the Chapter 11 Cases continue, senior management of the Company will be required to spend a significant amount of time and effort dealing with the Company’s reorganization instead of focusing exclusively on business operations. Prolonged continuation of the Chapter 11 Cases will also make it more difficult to attract and retain management and other key personnel necessary for the success and growth of the Company’s businesses. In addition, the longer the Chapter 11 Cases continue, the more likely it is that the Company’s customers and suppliers will lose confidence in the Company’s ability to successfully reorganize their businesses and seek to establish alternative commercial relationships. Furthermore, so long as the Chapter 11 Cases continue, the Company will be required to incur substantial costs for professional fees and other expenses associated with the proceedings. The prolonged continuation of the Chapter 11 Cases may also require the Company to: (i) seek additional financing; (ii) obtain relief from certain covenants contained in the DIP Agreement; and/or (iii) negotiate an extension of the term of the DIP Agreement, either as part of the DIP credit facility or otherwise, in order to service their debt and other obligations. It may not be possible for the Company to obtain additional financing during the pendency of the Chapter 11 Cases on commercially favorable terms or at all. If the Company was to require additional financing during the Chapter 11 Cases and was unable to obtain the financing on favorable terms or at all, the Company’s chances of successfully reorganizing its businesses may be seriously jeopardized.
The Company may not be able to obtain confirmation of its Chapter 11 plan.
In order to successfully emerge from Chapter 11 bankruptcy protection as a viable entity, the Company must develop, and obtain requisite court and creditor approval of, a viable Chapter 11 Plan of Reorganization (the “Plan”). This process requires the Company to meet certain statutory requirements with respect to adequacy of disclosure with respect to the Plan, soliciting and obtaining creditor acceptances of the Plan, and fulfilling other statutory conditions for confirmation. The Company may not receive the requisite acceptances to confirm the Plan. Even if the requisite acceptances of the Plan are received, the Bankruptcy Court may not confirm the Plan. A dissenting holder of a claim against the Company may challenge the balloting procedures and results as not being in compliance with the Bankruptcy Code. Even if the Bankruptcy Court determined that the balloting procedures and results were appropriate, the Bankruptcy Court could still decline to confirm the Plan if it found that any of the statutory requirements for confirmation had not been met, including that the terms of the Plan are fair and equitable to non-accepting classes. Section 1129 of the Bankruptcy Code set forth the requirements for confirmation and mandates, among other things, a finding by the Bankruptcy Court that (i) the Plan “does not unfairly discriminate” and is “fair and equitable” with respect to any non-accepting classes, (ii) confirmation of the Plan is not likely to be followed by a liquidation or a need for further financial reorganization and (iii) the value of distributions such holders would receive if the Company was liquidated under Chapter 7 of the Bankruptcy Code. The Bankruptcy Court may determine that the Plan does not satisfy one or more of these requirements, in which case it would not be confirmable by the Bankruptcy Court.
If the Plan is not confirmed by the Bankruptcy Court, it is unclear whether the Company would be able to reorganize its businesses and what, if any, distributions holders of claims against the Company ultimately would receive with respect to their claims. If an alternative reorganization could not be agreed upon, it is possible that the Company would have to liquidate its assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if the Company was to emerge as a viable entity.
The Company is subject to certain risks associated with its foreign operations.
The Company has significant international operations, specifically in Europe, Asia, and South America. Certain risks are inherent in international operations, including:
•	Difficulty in enforcing agreements and collecting receivables through certain foreign legal systems;

•	Foreign customers may have longer payment cycles than customers in the United States;

•	Tax rates in certain foreign countries may exceed those in the United States, and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls, or other restrictions;

•	General economic and political conditions in countries where the Company operates may have an adverse affect on operations in those countries.
The occurrence of any of the foregoing risks could have a significant effect on the Company’s international operations and, as a result, overall revenues and profitability.
The Company’s business may be disrupted by work stoppages and other labor matters.
Many OEMs and their suppliers have unionized work forces. Work stoppages or slow-downs experienced by OEMs or their suppliers could result in slow-downs or closures of assembly plants where the Company’s products are included in assembled vehicles. Also, a number of large Tier I suppliers to the automotive industry are undergoing significant restructuring. These actions create greater uncertainty as to the potential for work stoppages by unionized work forces. In the event that one or more of the Company’s customers or suppliers experiences a material work stoppage, such a work stoppage could have a material adverse effect on the Company’s business.
In addition, a significant number of the Company’s employees are covered under collective bargaining agreements. The Company has been in negotiations with the unions representing current and retired employees since October

2005 seeking concessions from the bargaining units in the wage rate structure of its membership as well as the benefits offered by the Company. Health insurance coverage for employees and retirees has resulted in significant cost increases for vehicle manufacturers and suppliers for the past several years and puts domestic auto makers and suppliers at a significant disadvantage with their foreign based competitors. As part of its Chapter 11 process, the Company sought the approval of the Bankruptcy Court to reject its union contracts. Subsequent to this approval, the Company was able to reach consensus with its active unions. This agreement provided the Company with reduced wages, increased health care cost sharing, elimination of future pension service awards, and certain work rule changes at two of its facilities. In exchange, the Company provided limited plant closure language that limits the Company’s ability to close these plants absent any volume reductions from its customers. While the Company has not experienced any work stoppages since its inception in 1993, a strike or slow-down by one of the Company’s unions could have a material adverse effect on the Company’s business.
The Company’s ability to obtain new program awards.
The automotive component supply industry remains competitive. Despite a number of Chapter 11 filings, some of the Company’s competitors are companies, or divisions or subsidiaries of companies, which are larger and have greater financial and other resources than the Company. In addition, with respect to certain products, the Company competes with divisions of OEM customers. The Company’s products may not be able to compete successfully with the products of these other companies, which could result in the loss of customers and, as a result, decreased revenues and profitability.
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
The Company generates a significant portion of its revenues and incurs a significant portion of its expenses in currencies other than U.S. dollars. To the extent the Company is unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in any such currency could have an adverse effect on revenues and financial results. During times of a strengthening U.S. dollar, the Company reported sales and earnings from international operations would be reduced because the applicable local currency would be translated into fewer U.S. dollars.

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

Item 2. Properties.
The Company’s operations are conducted in both owned and leased facilities. The Company believes that these facilities are suitable and adequate for its activities as currently conducted. The principal facilities in which the Company’s operations are currently conducted are as follows:

	Square		Type of
	Footage		Interest	Description of Use
North American Locations
Elkton, Michigan	1,100,000		Owned	Manufacturing
Milan, Tennessee	531,000	(4)	Leased	Manufacturing
Chicago, Illinois	480,000		Leased	Manufacturing
Granite City, Illinois	458,000	(4)	Leased	Manufacturing
Clinton Township, Michigan	385,000		Leased	Manufacturing
Toronto, Ontario	329,400	(4)	Owned	Manufacturing
Bardstown, Kentucky	300,000		Leased	Manufacturing
Plymouth, Michigan	294,000		Leased	Manufacturing
Smyrna, Tennessee	254,000		Leased	Manufacturing
Bluffton, Ohio	218,000		Leased	Manufacturing
Bellevue, Ohio	200,000		Owned	Manufacturing
Madison, Mississippi	200,000		Leased	Manufacturing
Traverse City, Michigan	170,000		Owned	Manufacturing
Greenville, Michigan	156,000	(4)	Owned	Manufacturing
Auburn, Indiana	132,000		Leased	Manufacturing
Kendallville, Indiana	131,000	(4)	Leased	Manufacturing
Novi, Michigan	113,500		Leased	Corporate Office/Technical Center
Upper Sandusky, Ohio	56,000	(4)	Leased	Manufacturing
Grand Rapids, Michigan	13,600		Leased	Office
Meridian, Mississippi	394,000		Leased	Manufacturing

International Locations
Caserta, Italy (2 locations)	751,000		Owned	Manufacturing
Turin, Italy	455,000		Owned	Manufacturing/Office
Wuhu, Anhui Province, China	455,000		(2)	Manufacturing /Office
Malacky, Slovakia	453,600		Owned	Manufacturing
Zwickau, Germany	409,000		Owned	Manufacturing
Gent, Belgium	376,000		Leased	Manufacturing
Hwaseong-si, Gyeonggi-do, Korea	223,000		Owned	Manufacturing
Sao Paolo, Brazil	193,000		Owned	Manufacturing/Office
Melfi, Italy	190,900		Owned	Manufacturing
Changchun, China	179,200		(1)	Manufacturing
Duisburg, Germany	125,900		Leased	Manufacturing
Kwangju Metropolitan City,
Pyeongdong, Korea	121,000		(3)	Manufacturing
Bergisch-Gladbach, Germany	102,000		Owned	Manufacturing/Technical Center
Shiheung-si, Gyeonggi-do, Korea	100,000		Owned	Manufacturing
Ansan-si, Gyeonggi-do, Korea	70,000		Owned	Manufacturing
Minas Gerais, Brazil	59,000		Owned	Manufacturing
Buchholz, Germany	54,000		Owned	Manufacturing
Opole, Poland	54,000		Owned	Manufacturing
Yeongcheon-si, Korea	50,000		Owned	Manufacturing
Ulsan Metropolitan City, Korea	44,000		Owned	Manufacturing
Gunpo-si, Gyeonggi-do, Korea	36,000		Owned	Office/Technical Center
Hyderabad, India	2,800		Leased	Engineering/Design
Yokohama, Japan	1,000		Leased	Sales/Engineering

(1)	Facility is utilized by a joint venture in which the Company holds a 60% equity interest. The building is owned and the land is leased.

(2)	Facility is utilized by a joint venture in which the Company holds an 80% equity interest. The building is owned and the land is leased.

(3)	The building is owned and the land is leased.

(4)	Announced closure of facilities.
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
As indicated in Note 2 to the Consolidated Financial Statements and in Item 1, “Business” of this Form 10-K, on February 2, 2005, the Debtors’ filed a voluntary petition for relief under the Bankruptcy Code. The cases are jointly consolidated for administrative purposes as Case No. 05-10578 (ALG). As a result of the commencement of the Chapter 11 proceedings by the Debtors, an automatic stay has been imposed against the commencement or continuation of legal proceedings, pertaining to claims existing as of February 2, 2005, against the Debtors outside of the Bankruptcy Court. Claimants against the Debtors may assert their claims in the Chapter 11 proceedings by filing a proof of claim, to which the Debtors may object and seek a determination from the Bankruptcy Court as to the allowability of the claim. Claimants who desire to liquidate their claims in legal proceedings outside of the Bankruptcy Court will be required to obtain relief from the automatic stay by order of the Bankruptcy Court. If such relief is granted, the automatic stay will remain in effect with respect to the collection of liquidated claim amounts. Generally, all claims against the Debtors that seek a recovery from assets of the Debtors’ estates will be addressed in the Chapter 11 proceedings and paid only pursuant to the terms of a confirmed plan of reorganization. The Company filed its plan of reorganization on May 1, 2007.
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
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.
The Company’s common stock has been traded over the counter on the Pink Sheets Electronic Quotation Service (“Pink Sheets”) maintained by the Pink Sheets LLC under the symbol “TWRAQ,” since February 7, 2005. On February 3, 2005, the New York Stock Exchange (“NYSE”) suspended trading of the Company’s common stock and de-listed its common stock shortly thereafter. The following table sets forth, for the periods indicated, the high and low closing sale prices of the Company’s common stock on the Pink Sheets and on the NYSE as applicable.

	Low	High
2005
First quarter	$0.18	$2.69
Second quarter	0.06	0.18
Third quarter	0.06	0.25
Fourth quarter	0.05	0.15
2006
First quarter	$0.04	$0.12
Second quarter	0.07	0.16
Third quarter	0.06	0.12
Fourth quarter	0.04	0.10
The last reported sale price of the common stock on May 31, 2007 on the Pink Sheets was $0.04. As of May 31, 2007, there were 1,023 holders of record of the Company’s outstanding common stock.
Dividend policy and restrictions
Since the Company’s formation in April 1993, the Company has never paid any cash dividends. The Company is currently prohibited from paying dividends to shareholders by both the U.S. Bankruptcy Code and the DIP Financing Agreement.
Equity Repurchases
The Company did not repurchase any equity securities during the fourth quarter of 2006.

Item 6. Selected Financial Data.
The following table sets forth the Company’s summary historical consolidated financial data for each of the years in the five-year period ended December 31, 2006, which were derived from the Company’s Consolidated Financial Statements, excluding discontinued operations, where applicable. For additional information on discontinued operations see Note 3 of our Consolidated Financial Statements included under Item 8. of this report.
The Company’s Consolidated Financial Statements as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006 have been audited by Deloitte & Touche LLP, independent registered public accounting firm. The Consolidated Financial Statements as of December 31, 2006 and 2005 and for each of the years in the three-year period ended December 31, 2006 and the Report of Independent Registered Public Accounting Firm thereon are included elsewhere in this report. The Consolidated Financial Statements as of December 31, 2004, 2003, and 2002, and for the years ended December 31, 2003 and 2002 are not included herein. This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements, included elsewhere in this report.

	Years Ended December 31,
	(in thousands)
	2006	2005 (1)	2004	2003	2002
Statement of Operations Data:

Revenues	$2,539,443	$2,932,209	$2,828,551	$2,638,528	$2,653,967
Cost of sales	2,389,285	2,752,097	2,603,816	2,380,261	2,351,651
Selling, general and administrative expenses	131,517	149,723	145,217	155,500	143,822
Restructuring and asset impairment charges, net	70,503	116,392	(713)	157,532	61,125
Other income	(742)	(7,656)	(967)	(320)	—
Goodwill impairment charge (8)	—	—	337,230	—	—
Operating income (loss)	(51,120)	(78,347)	(256,032)	(54,445)	97,369
Interest expense, net (3)	95,331	101,803	139,968	92,354	70,059
Unrealized gain on derivative	—	—	(3,860)	—	—
Chapter 11 and related reorganization items	66,224	167,438	—	—	—
Provision (benefit) for income taxes (8)	11,703	16,438	174,798	(49,282)	7,975
Loss from continuing operations	(206,118)	(351,867)	(549,590)	(119,226)	19,959
Income (loss) from discontinued operations, net of tax	4,052	(13,653)	(2,029)	(5,449)	(4,779)
Income (loss) before cumulative effect of change (2) (4)	(202,066)	(365,520)	(551,619)	(124,675)	15,180
Net (loss)	(202,066)	(373,372)	(551,619)	(124,675)	(97,606)
Earnings (loss) per common share before cumulative effect of change:
Basic and diluted:
Earnings (loss) from continuing operations	(3.51)	(6.00)	(9.46)	(2.10)	0.34
Earnings (loss) from discontinued operations	0.07	(0.23)	(0.04)	(0.10)	(0.08)
Net earnings (loss) per common share:
Basic and diluted:
Net earnings (loss)	(3.44)	(6.37)	(9.50)	(2.20)	(1.70)

	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2006	2005 (1)	2004	2003	2002

Balance Sheet Data:

Working capital (deficit)	$(580,535)	$38,091	$(278,432)	$(366,904)	$(305,466)

Total assets	2,106,994	2,291,226	2,563,338	2,846,409	2,557,885
Current liabilities not subject to compromise	1,210,402	699,819	1,057,536	1,105,601	822,647
Liabilities subject to compromise	1,284,782	1,284,217	—	—	—
Long-term debt and capital leases, net (5)	163,462	669,131	1,398,108	1,103,657	764,935

Other long-term obligations (6)	111,020	125,682	214,782	223,641	199,477
Mandatorily redeemable trust convertible preferred securities (7)	—	—	—	—	258,750

Stockholders’ investment (deficit)	(662,672)	(487,623)	(107,088)	413,510	512,076

(1)	On February 2, 2005, Tower Automotive, Inc. and 25 of its U.S. Subsidiaries filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

(2)	The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” relating to the accounting for goodwill and other intangible assets as of January 1, 2002. Utilizing a combination of valuation techniques including the discounted cash flow approach and the market multiple approach, a transitional impairment loss of $112.8 million was recorded in the first quarter of 2002 as a cumulative effect of change in accounting principle.

(3)	Effective February 2, 2005, the Company ceased recognizing interest expense on debt included in liabilities subject to compromise.

(4)	In accordance with Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, effective December 31, 2005, the Company recognized an after tax transition charge of $7.9 million, reflecting the cumulative effect of an accounting change related to asset retirement obligations.

(5)	Long-term debt and capital leases, net as of December 31, 2005 excludes $819 million of debt classified as subject to compromise in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), as a result of the Company’s bankruptcy filing.

(6)	Other long-term obligations as of December 31, 2005 excludes $3.4 million of obligations classified as subject to compromise in accordance with SOP 90-7 as a result of the Company’s bankruptcy filing.

(7)	Includes $258.8 million due to Tower Automotive Capital Trust, or “Trust.” In June 1998, the Trust sold $258.8 million in aggregate liquidation preference of 6 3/4% Trust Convertible Preferred Securities (the “Trust Preferred Securities”). The sole assets of the Trust are approximately $266.8 million in aggregate principal amount of the Issuer’s 6 3/4% convertible subordinated debentures due June 30, 2018, such amount being the sum of the stated liquidation preference of the Trust Preferred Securities and the capital contributed by the Issuer in exchange for the common securities of the Trust. During the third quarter of 2003, the Company elected to adopt the current provisions of FASB Interpretation Number (FIN) 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 as it relates to the Trust Preferred Securities, prior to the required effective date. Under FIN 46, the Trust, which was previously consolidated by the Company, is no longer consolidated. As a result, Tower Automotive no longer presents the Trust Preferred Securities as mezzanine financing, but instead records a debt obligation for the proceeds, which are owed to the Trust by the Company. Interest was recorded at 6 3/4% on the amount owed by the Issuer to the Trust, which is equal to the amount that was previously presented as minority interest (net of tax) for the amounts paid on the Trust Preferred Securities. Interest expense increased by $8.8 million in each of 2003 (representing six months of interest) and by $8.8 million for the six months ended June 30, 2004 related to this reclassification. Pursuant to the guidance in FIN 46, the Issuer has not reclassified the presentation in prior periods. The $258.8 million of debt associated with the Trust Preferred Securities is classified in “Liabilities Subject to Compromise” on the Company’s Consolidated Balance Sheets at December 31, 2006.

(8)	During 2004, the Company recorded an impairment charge of $337.2 million to write off the goodwill associated with its North American segment. In addition, the Company recorded a valuation allowance of $147.9 million to fully reserve for its U.S. Federal and state deferred tax asset.

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
Since February 2, 2005, Tower Automotive, Inc. and 25 of its U.S. subsidiaries (collectively, the “Debtors”) are operating under Chapter 11 of the Bankruptcy Code. The Debtors sought protection as a result of a deterioration in liquidity early in 2005. This deterioration was the result of the following factors, among others:
•	Significant capital expenditures and spending on product launch activities;

•	High interest costs;

•	Declining gross margins;

•	Termination of accelerated payment programs by key customers;

•	Lower production volumes at the Company’s largest customers; and

•	Significant raw material price increases (primarily steel).
Details regarding the ongoing impact of these items on the Company are included below in “Key Factors Affecting Financial Results”.
Continuation of the Company as a going concern is contingent upon, among other things, the Debtors’ ability to:
•	Restructure the Company’s North American operations;

•	Comply with the terms and conditions of the DIP financing agreement described in Note 9 to the Consolidated Financial Statements;

•	Obtain confirmation of a plan of reorganization under the Bankruptcy Code;

•	Reduce unsustainable debt and simplify the Company’s complex and restrictive capital structure through the bankruptcy process; and

•	Obtain financing sources to meet the Debtors’ future obligations.
Details regarding the Company’s plans to restructure its North American operations are included in “Restructuring and Asset Impairments”. Also, see Notes 1, 2 and 9 to the accompanying Consolidated Financial Statements for additional information. These matters raise substantial doubt regarding the Company’s ability to continue as a going concern.
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
Program launch execution
The Company’s operating costs are higher during a product launch period relative to when the vehicle has reached normal production volumes. Launch costs, which are included in operating expenses, increased due to the number of product programs in the launch stage during 2006, by approximately $2.5 million in comparison to 2005. During 2005, the Company’s launch activities decreased due to a number of product programs in the launch stage during 2004 going into full production.

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
To address the deterioration in operating performance, management has initiated plans to, among other things: (a) centralize and standardize processes which were previously performed on a decentralized basis, including purchasing, customer quoting and product costing, product engineering and accounting; (b) rationalize and reduce capital expenditures to more closely align capital spending with expected product returns; (c) use centralization and standardization to leverage cost improvement ideas across the Company’s operating facilities globally; and (d) pursue recoveries of significant steel price increases. If the Company is not successful in implementing these actions, the Company may continue to experience declining gross margins.
Global automotive production and market share
The Company’s financial results are directly impacted by automotive production. In addition, the Company’s operating results are impacted by the commercial success of the vehicles to which the Company supplies as well as the market share of the Company’s customers. The Company’s operations are geographically diverse including a significant presence in Europe and Asia. The Company has a strategic customer portfolio strategy to leverage relationships with key customers across geographic boundaries to diversify its customer base and increase penetration with existing key customers, including the “New Domestics” (Nissan, Toyota and Honda). Since 2000, the proportion of revenue from the “Detroit 3” (the North American operations of Ford, DaimlerChrysler and General Motors) has declined from approximately 66% of revenue in 2002 to 41% of revenue in 2006. The Company expects this trend to continue as a result of its anticipated organic growth outside the U.S. and recent awards to supply the New Domestics in the U.S.
North American vehicle production declined by 3.1% compared to 2005 levels. North American truck production declined by approximately 657,000 units, or 7.0%, during 2006 in comparison to 2005. Conversely, passenger car production increased by 170,000 units or 2.7% compared to 2005 levels. Among major customers of the Company, Ford cut overall production from 2005 by 303,000 units (9.0%) while DaimlerChrysler (“DCC”), cut overall production from 2005 by 144,000 units (5.1%). The declines were primarily due to losses in market share to the New Domestic automakers. From 2005 to 2006, the New Domestics increased their market share by 3.1%, while the Detroit 3 lost 5.9% of market share. This trend is expected to continue in 2007. Production is expected to increase slightly compared to 2006 levels. In addition, relatively high fuel prices are expected to continue to have an adverse impact on North American truck production. The Company’s high concentration of revenues associated with large vehicle platforms exposes the Company to a significant adverse impact from reductions in OEM production levels of these vehicles.
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
The adverse impact of higher steel prices is expected to continue in 2007. Rising steel prices during the year ended December 31, 2006, reduced gross profits by $21.3 million. The Company is pursuing several initiatives to mitigate the impact of such raw material price increases on its results of operations. Such initiatives include moving more steel purchases to customer repurchase programs, pursuing selling price increases from customers and reducing other operating costs, among other initiatives. The Company can provide no assurances that such initiatives will be successful.

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
Use of Estimates — The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Generally, matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, unsettled pricing discussions with customers and suppliers, pension and other post-retirement benefit plan assumptions, restructuring reserves, self-insurance accruals, asset valuation reserves and accruals related to environmental remediation costs, asset retirement obligations and income taxes. Actual results may be materially different than estimates recorded in the Consolidated Financial Statements.
Reserves — The Company has recognized accruals in relation to restructuring reserves and purchase accounting reserves, which require the use of estimates and judgment regarding risk, loss exposure and ultimate liability. Reserves for restructuring activities are estimated primarily for activities associated with the discontinuation and consolidation of certain operations of the Company. Reserves for loss contracts are estimated by determining which products are being sold pursuant to loss contracts, the estimated loss per unit and expected sales volumes over the life of each contract. Other reserves are estimated using consistent and appropriate methods based upon estimated risk and loss exposure. Changes to these assumptions and estimates could materially affect the recorded liabilities and related loss.
Revenue Recognition - The Company recognizes revenue as its products are shipped to its customers at which time title and risk of loss passes to the customer. The Company participates in certain customers’ steel repurchase programs. Under these programs, the Company purchases steel directly from a customer’s designated steel supplier for use in manufacturing products for such customer. The Company takes delivery and title to such steel and bears risk of loss and obsolescence. The Company invoices its customers based upon annually negotiated selling prices, which include a component for steel under such repurchase programs. For sales for which the Company participates in a customer’s steel repurchase program, revenue is recognized on the entire amount of such sale, including the component for purchases under that customer’s steel repurchase program. The Company is generally asked to provide annual price reductions by its customers. The Company accrues for such amounts as a reduction of revenue as products are shipped. The Company records adjustments to those accruals in the period in which the pricing is finalized with the customer or if it becomes probable and estimable that pricing negotiated with customers will vary from previous assumptions.
The Company enters into agreements to produce products for its customers at the beginning of a given vehicle program term. Once such agreements are entered into by the Company, fulfillment of the customers’ purchasing requirements is the obligation of the Company for the entire production period of the vehicle programs, which range from three to ten years, and the Company has no provisions to terminate such contracts. In certain instances, the

Company may be committed under existing agreements to supply product to its customers at selling prices that are not sufficient to cover the variable cost to produce such product. In such situations, the Company records a liability for the estimated future amount of such losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and is recorded at the minimum amount necessary to fulfill the Company’s obligations to its customers. Losses are recognized at discounted amounts, which are estimated based upon information available at the time of the estimate, including future production volume estimates, term of the program, selling price and production cost information.
Goodwill – The Company tests goodwill for impairment at least annually and when conditions indicate that impairment may exist. The Company utilizes a third party specialist to perform these tests. A combination of valuation techniques including the discounted cash flow approach and the market multiple approach are utilized. The data utilized by the specialist is subject to significant judgment and assumptions. Estimates of future cash flows are based on internal plans based on recent sales data, independent automotive production volume estimates as well as other assumptions related to the Company’s future cost structure. Future events or changes in business circumstances may result in actual results which are materially different than the information utilized for the impairment test. If changes occur, a significant charge may be required in the Company’s Statement of Operations. In the fourth quarter of 2004, the Company recognized a goodwill impairment charge of $337.2 million in the North American operating unit. This charge was precipitated by declining estimates of forecasted results and cash flows given current economic and market conditions within the automotive supplier industry. The Company recognized no impairment charges for the years ended December 31, 2006 and 2005.
Income Taxes — The Company makes estimates of the amounts to recognize for income taxes in each tax jurisdiction in which the Company operates. This process incorporates an assessment of current taxes payable and/or receivable with temporary differences between the tax bases of assets and liabilities and the corresponding reported amounts in the financial statements. These differences result in deferred tax assets and deferred tax liabilities included in the Company’s Consolidated Balance Sheets. The Company is required to estimate whether recoverability of its deferred tax assets are more likely than not based on forecasts of taxable earnings in each tax jurisdiction. As disclosed in Note 10 to the Consolidated Financial Statements, a large portion of the Company’s deferred tax assets are comprised of net operating loss carryforwards and tax credits. The Company uses historical and projected future operating results, including a review of the eligible carryforward period, tax planning opportunities and other relevant considerations in determining recoverability. Due to the significant judgment involved in determining whether deferred tax assets will be realized, the ultimate resolution of these items may be materially different from the previously estimated outcome. As of December 31, 2006, valuation allowances have been established for all U.S. Federal and state deferred tax assets of the Company.
Impairment and Depreciation of Long-Lived Assets – The Company’s long-lived assets are reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. An impairment loss is recognized when the carrying value of the long-lived assets exceeds its fair value based upon undiscounted future cash flows generated by the asset. Significant judgments and estimates used by management when evaluating long-lived assets for impairment include:
•	Program product volumes and remaining production life for parts produced on the assets being reviewed
•	Product pricing over the remaining life of the parts including an estimation of future customer price reductions which may be negotiated

•	Product cost information including an assessment of the success of the Company’s cost reduction activities

•	Assessments of future alternative application of specific long-lived assets based on awarded programs
In addition, the Company follows its established accounting policy for estimated useful lives of long-lived assets. This policy is based upon significant judgments and estimates as well as historical experience. Actual future experience with those assets may indicate different useful lives resulting in a significant impact on depreciation expense.
Pension and Other Post-Retirement Benefits — The determination of the obligation and expense for pension and other post-retirement benefits is dependent on the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 12 to the Consolidated Financial Statements and include, among others, the discount rate, expected long-term rate of return on plan assets, as well as expected increases in compensation and healthcare costs. In accordance with generally accepted accounting principles, actual results that differ from these assumptions are accumulated and amortized over future periods and therefore, generally affect the recognized expense and recorded obligation in such future periods. While the Company believes that its current assumptions are appropriate based on available information, significant differences in the actual experience or significant changes in the assumptions may materially affect the pension and other post-retirement obligations and the future expense.
Pension and other post-retirement costs are calculated based on a number of actuarial assumptions, most notably the discount rates used in the calculation of the Company’s pension benefit obligations of 5.75%, 5.50% and 5.50% and the discount rates used in the calculation of the Company’s post-retirement benefit obligations of 5.75%, 5.25% and 5.00% as of the Company’s September 30 measurement date in 2006, 2005 and 2004, respectively. The discount rates used by the Company are developed based on a yield curve analysis from a third-party, which calculates the yield to maturity that mirrors the timing and amounts of future benefits.
The expected rate of return on pension plan assets under SFAS No. 87 of 7.25% and 8.50%, respectively, as of December 31, 2006 and 2005 represents the Company’s expected long-term rate of return on plan assets. The rate of return assumptions selected by the Company reflect the Company’s estimate of the average rate of earnings expected on the funds invested or to be invested in order to provide for future participant benefits to be paid out over time. As part of this estimate, the Company reviewed the existing allocation of invested assets against expectations about future performance of similar asset allocations. Future expectations were obtained from readily available public sources, such as Morningstar®. Expected future returns were adjusted for expectations regarding future investment and other expenses.
Results of Operations
The following management discussion and analysis gives effect to the restatement discussed in Note 1 to the Consolidated Financial Statements.
Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005
Revenues. Revenues decreased by $392.8 million, or 13.4%, during 2006 to $2.5 billion from $2.9 billion during 2005. The decrease is primarily due to lower volume, the impact of two frame programs ending and unfavorable product mix, which decreased revenue by $411.9 million during the 2006 period compared to the 2005 period. In addition, steel price recoveries from certain customers decreased by $17.7 million during the 2006 period compared to the 2005 period. These impacts were partially offset by favorable foreign exchange, which increased revenue by $46.2 million during the 2006 period compared to the 2005 period.
Gross Profit and Gross Margin. Gross margin for 2006 was 5.9% compared to 6.1% for 2005. Gross profit decreased by $30.0 million, or 16.6%, to $150.2 million during 2006 compared to $180.1 million during 2005. The decrease in gross profit was primarily due to the negative impacts of volume/product mix and raw material steel prices in the amount of $81.6 million. Improved operating efficiencies had a positive impact on gross profit totaling $53.6 million for the 2006 period compared to the 2005 period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $18.2 million, or 12.2%, to $131.5 million during 2006 from $149.7 million for 2005. Selling, general and administrative expenses represented 5.2% of revenues during the 2006 and 5.1% during the 2005 period. The $18.2 million decrease resulted primarily from lower compensation costs of $6.4 million, lower professional costs of $5.5 million and declines in other items of $6.3 million.
Other Income. Other income decreased by $6.9 million, or 90.3%, to $0.7 million during 2006 from $7.7 million for 2005. During 2005, a gain on the settlement of a dispute between the Company and a vendor was recorded.
Interest Expense, Net of Interest Income. Interest expense, net of interest income, decreased by $6.5 million, or 6.4%, to $95.3 million in 2006 compared to $101.8 million in 2005. The decline was attributable to: (i) the write-off of deferred financing fees of $16.4 million related to debt associated with the Company’s then-existing credit agreement that was repaid in the first quarter of 2005; (ii) $6.4 million related to debt that has been classified as subject to compromise for which no interest is being accrued effective February 2, 2005; (iii) interest savings of $4.4 million in association with an interest rate swap contract, which matured in September 2005; and (iv) $9.8 million related to other decreases. These decreases were partially offset by: (i) increased interest of $20.2 million related to the Company’s DIP financing facilities; and (ii)$10.3 million related to the Company’s DIP amortization. In accordance with SOP 90-7, “Reorganization Under the Bankruptcy Code,” interest expense during the Company’s bankruptcy has been recognized only to the extent that it will be paid during the Company’s bankruptcy proceedings or that it is probable that it will be an allowed priority, secured or unsecured claim. Interest expense, net of interest income, recognized by the Company is lower than the Company’s stated contractual interest for the year ended December 31, 2006 by $76.1 million.
Chapter 11 and Related Reorganization Items. Chapter 11 and related reorganization expenses decreased by $101.2 million, or 60.5%, to $66.2 million compared to $167.4 million in 2005. These costs are primarily associated with professional fees related to the Company’s bankruptcy proceedings and lease rejection costs. See Notes 1 and 9 to the Consolidated Financial Statements.
Provision for Income Taxes. The Company recognized income tax expenses of $11.7 million and $16.4 million, respectively, in 2006 and 2005 despite pre-tax losses. The Company recorded income tax expense that resulted from foreign income taxes related to the Company’s international operations and U.S. state taxes. Full valuation allowances were provided for U.S. Federal income tax benefits generated during the 2006 period. These collective income tax provisions include a $1.2 million expense related to international provision to tax return adjustments and were offset by an $9.0 million tax benefit related to the reversal of a valuation allowance for certain tax loss carry-overs. The reversal of the valuation allowance resulted from the reorganization, completed in the 2006 period, at certain of the Company’s international operations. Such reorganization resulted in the ability to utilize tax loss carry-overs in future periods.
Equity in Earnings of Joint Ventures. Equity earnings of joint ventures, net of tax, increased by $7.8 million, or 45.4%, to $24.9 million compared to $17.2 million in 2005. The increase primarily resulted from the Company’s share of earnings from its joint venture interest in Metalsa.
Minority Interest. Minority interest, net of tax, increased by $1.7 million, or 33.7%, to $6.7 million during 2006 from $5.0 million during 2005. The increase resulted from higher earnings at the Company’s joint ventures in China, Tower Golden Ring and WuHu, of $1.1 and $1.0 million, respectively, and was offset from decreased earnings in the Company’s other subsidiaries in which a minority interest is held by approximately $0.4 million.
Cumulative Effect of Accounting Change, Net of Tax. Effective December 31, 2005, the Company recognized a transition charge of $7.9 million in relation to the adoption of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”
Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004
Revenues. Revenues increased by $103.7 million, or 3.7%, during 2005 to $2.9 billion from $2.8 billion during 2004. Pricing and favorable foreign exchange effects increased revenues by $9.7 million and $58.3 million, respectively. In addition, steel price recoveries from certain customers exceeded net selling price reductions by $50.1 million. These positive impacts were partially offset by an unfavorable volume/ product mix effect of $13.1 million.
Gross Profit and Gross Margin. Gross margin for 2005 was 6.1% compared to 7.9% for 2004. Gross profit decreased by $44.6 million, or 19.9%, to $180.1 million during 2005 compared to $224.7 million during 2004. The decrease in gross profit resulted primarily from the negative impacts of volume/product mix, steel costs and other economic factors (i.e. higher health care expenses, higher energy costs, general labor rate increases), operating inefficiencies and other miscellaneous items (i.e. asset write offs, inefficiencies associated with plant closings) of $17.3 million, $96.1 million, $19.9 million and $20.7 million, respectively. These negative impacts were partially offset by a significant decline in launch costs, foreign exchange effects, favorable pricing and steel price recoveries from certain customers exceeding net selling price reductions in the amounts of $46.1 million, $4.4 million, $9.7 million and $50.1 million, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.5 million, or 3.1%, to $149.7 million during 2005 from $145.2 million for 2004. Selling, general and administrative expenses represented 5.1% of revenues during both 2005 and 2004. The $4.5 million increase resulted from foreign exchange impacts, general economic factors and other items of $6.9 million, $7.8 million and $1.4 million, respectively. This impact was partially offset by operating efficiencies and cost reductions of $11.6 million.

Other Income. Other income for the year ended December 31, 2005 represents the gain on the settlement of a dispute between the Company and a vendor.
Interest Expense Net of Interest Income. Interest expense, net of interest income, decreased by $38.2 million, or 27.3%, to $101.8 million in 2005 compared to $140.0 million in 2004. The decline was attributable to: (i) $65.0 million related to debt that has been classified as subject to compromise for which no interest is being accrued effective February 2, 2005; (ii) $6.3 million related to interest savings associated with the repayment of 5.0% convertible subordinated notes in May 2004; (iii) interest savings of $4.4 million in association with an interest rate swap contract; and (iv) $4.8 million related to other decreases. These declines were partially offset by: (i) increased interest of $18.8 million related to the Company’s DIP financing facilities; (ii) $7.2 million related to a decrease in capitalized interest during 2005; (iii) higher expenses of $14.9 million in relation to the amortization of deferred financing costs; and (v) $1.4 million of other increases. In accordance with SOP 90-7, “Reorganization Under the Bankruptcy Code,” interest expense during the Company’s bankruptcy has been recognized only to the extent that it will be paid during the Company’s bankruptcy proceedings or that it is probable that it will be an allowed priority, secured or unsecured claim. Interest expense, net of interest income, recognized by the Company is lower than the Company’s stated contractual interest for the year ended December 31, 2005 by $72.4 million.
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

Cost Type		Caption in the Statement of Operations
1.	Employee severance and termination costs related to disposal, exit or consolidation activities	1.	Restructuring and asset impairment charges

2.	Impairment charges related to disposal, exit or consolidation activities	2.	Restructuring and asset impairment charges

3.	Costs associated with maintaining closed facilities prior to disposition	3.	Restructuring and asset impairment charges

4.	Impairment charges not related to specific disposal, exit or consolidation activities	4.	Restructuring and asset impairment charges

5.	Estimated damages associated with rejected contracts	5.	Chapter 11 and related reorganization items

6.	Gains or losses on disposal of previously impaired assets	6.	Restructuring and asset impairment charges

7.	Gains or losses on disposal of excess assets directly related to a disposal, exit or consolidation activities	7.	Restructuring and asset impairment charges

8.	Gains or losses on disposal of assets in the ordinary course of business.	8.	Cost of goods sold or selling, general and administrative expense

9.	Cost to relocate colleagues and equipment associated with disposal, exit or consolidation activities	9.	Restructuring and asset impairment charges

10.	Cost to train employees related to disposal, exit or consolidation activities	10.	Cost of goods sold

11.	Cost to launch programs relocated as a result of disposal, exit or consolidation activities	11.	Cost of goods sold
During the years ended December 31, 2006 and 2005, the Company recognized restructuring and asset impairment charges, net, related to continuing operations of $70.5 million and $116.4 million, respectively. During the year ended December 31, 2004, restructuring and asset impairment charges, net reflected a reversal of a pension curtailment loss in the amount of $6.3 million, which more than offset restructuring and asset impairment charges of $5.6 million. Details of each significant restructuring action taken by the Company during 2006, 2005 and 2004 are contained in Note 8 to the Consolidated Financial Statements.
DISCONTINUED OPERATIONS
In accordance with SFAS No. 144, discontinued operations include components of entities or entire entities that, through disposal transactions, were eliminated from the ongoing operations of Tower Automotive, Inc. Through the Company’s various restructuring plans, management disposed of Tower Automotive Lansing, LLC, which is classified as discontinued as of December 31, 2006. Where necessary, prior year information has been modified to conform to the current year presentation.

The following summary results of operations information is derived from the business that was sold during 2006: (in thousands)

	Years Ended December 31,
	2006	2005	2004
Revenues	$316,420	$351,444	$350,173
Cost of sales	310,938	350,756	349,225

Gross profit	5,482	688	948
Restructuring and asset impairment charges, net	1,060	13,199	—
Other (income) expense	222	(92)	967

Operating income (loss)	4,200	(12,419)	(19)
Interest expense	950	1,234	2,010
Chapter 11 and related reorganization items	(802)	—	—

Net income (loss)	$4,052	(13,653)	$(2,029)

In accordance with EITF 87-24, the Company has elected to allocate interest expense to discontinued operations. At December 31, 2006, 2005 and 2004, the amount of interest expense allocated was $1.0 million, $1.2 million and $2.0 million, respectively.
LIQUIDITY AND CAPITAL RESOURCES
During 2006, the Company’s cash requirements were met through operations and a $725 million commitment of debtor-in-possession financing (“DIP Financing”). At December 31, 2006, the Company had available liquidity in the amount of $162.7 million, which consisted of $64.3 million of cash on hand and $98.6 million available for borrowing under facilities that expire upon the earlier of the Company’s emergence from bankruptcy or in August 2007.
Net cash provided by operating activities was $67.8 million during 2006 compared to net cash utilized of $59.9 million during 2005. While the net loss after excluding non-cash charges increased by $40.4 million, the increase was offset by improved cash flow from working capital items (accounts receivable, inventory, pre-paid tooling and other, accounts payable and accrued liabilities) of $289.9 million. Additionally, during 2005 cash proceeds included $74.0 million related to the proceeds from receivable securitization and cash generated from other assets and liabilities of $47.4 million.
Net cash utilized in investing activities was $73.9 million during 2006 compared to net cash utilized of $152.6 million in 2005. During the first quarter of 2006, the Company sold its Gunpo, South Korea facility and received cash proceeds of approximately $32.7 million. During the fourth quarter of 2006, the Company sold its Lansing, Michigan facility and received cash proceeds of $20.0 million during the fourth quarter of 2006. The Company used cash of $126.6 million for purchases of property, plant and equipment for the year ended December 31, 2006 as compared to $152.6 million in the comparable 2005 period.
At December 31, 2006, the Company had liabilities associated with discontinued operations of $20.5 million, which is expected to be paid in the first half of 2007.
Net cash provided by financing activities was $4.7 million during 2006 compared to $129.3 million in 2005. During 2006, borrowing related to the DIP facility increased by $64.0 million offset by $59.4 million in repayments of the Company’s non-DIP debt. The decrease of $124.6 million in financing activities compared to 2005 is a result of improved cash flows from operating and investing activities of $206.4 million offset by a reduction of cash balances of $83.3 million in 2005.
At December 31, 2006, the Company’s balance sheet reflected working capital of $(580.5) million. In addition, the Company classified approximately $1.3 billion of contractual liabilities as liabilities subject to compromise.

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
Capital expenditures for 2007 are expected to be between $120.0-$142.0 million.
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
In addition, the Chapter 11 filing created an event of default under the Convertible Debentures, Senior Notes, Senior Euro Notes, and the amount due to the Subordinated Debentures. As a result, such indebtedness became immediately due and payable (see Note 2).
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
DIP Financing
In conjunction with its Chapter 11 filing, the Debtors entered into a DIP Financing Agreement in February 2005. The DIP Agreement provides for a $725 million commitment of debtor-in-possession financing comprised of a revolving credit and letter of credit facility in an aggregate principal amount not to exceed $300 million and a term loan in the aggregate principal amount of $425 million. Additional details regarding the terms and covenants of the DIP Financing Agreement are included in Note 9 to the Consolidated Financial Statements. The proceeds of the term loan have been used to refinance the Debtors’ obligations of amounts outstanding under the Credit Agreement. The proceeds of the revolving credit loans shall be used to fund the working capital requirements of the Debtors’ during the Chapter 11 proceedings. Obligations under the DIP Agreement are secured by a lien on the assets of the Debtors’ (such liens shall have first priority with respect to a significant portion of the Debtors’ assets) and by a super-priority administrative expense claim in each of the bankruptcy cases. The Company believes that the existing DIP Agreement along with cash generated from operations are adequate to provide for its future liquidity needs through the Debtors’ Chapter 11 bankruptcy.
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
Draws were made against the second lien letters of credit in the amount of $41 million as of December 31, 2006.

Off Balance Sheet Arrangements
See Notes 5, 12 and 15 to the Consolidated Financial Statements for descriptions of the Company’s accounts receivable securitization facility, post retirement plans and operating leases, respectively.
Contractual Obligations and Commercial Commitments
The Company’s contractual obligations and commercial commitments not subject to compromise as of December 31, 2006 are summarized below (in thousands). Payments associated with liabilities subject to compromise have been excluded from the table below, as the Company cannot accurately forecast the future level or timing of payments given the inherent uncertainties associated with the ongoing Chapter 11 process. See Note 2 to the accompanying Consolidated Financial Statements for further disclosure concerning liabilities subject to compromise.

	Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 Year	1- 3 Years	4- 5 Years	5 Years
Long-term debt	$213,107	$79,497	$43,310	$46,535	$43,765
Cash interest payments	130,388	68,219	20,209	10,953	31,007
DIP financing	595,000	595,000	—	—	—
Pension contributions	10,000	10,000	—	—	—
Capital and tooling purchase obligations	87,300	87,300	—	—	—
Capital lease obligation	43,890	5,884	17,615	4,004	16,387
Operating leases	191,931	35,366	64,074	32,832	59,659

Total contractual obligations at December 31, 2006	$1,271,616	$881,266	$145,208	$94,324	$150,818

The Company’s purchase orders for inventory are “requirements” based, which do not require the Company to purchase minimum quantities. The Company’s commercial commitments included up to $186.4 million of standby letters of credit of which $128.8 million were issued as of December 31, 2006. Draws pertaining to these letters of credit amounted to $41.0 million at December 31, 2006.
Stock Options
Effective January 1, 2006, the Company accounts for stock-based compensation utilizing the fair value approach described in SFAS No. 123 (R), “Share-Based Payment” (“SFAS No. 123 (R)”) as this statement has been amended and revised. On September 20, 2005, the Company fully vested the entire unvested portion of its outstanding stock options. The Company accelerated the vesting of these options because it is the Company’s opinion that expensing the remaining unvested portion of the options in accordance with SFAS No. 123 (R) does not represent the economic cost to the Company given the Company’s Chapter 11 status. Therefore, the adoption of SFAS No. 123 (R) had no material impact on the Company’s financial statements.
Employee Benefit Plans
As of December 31, 2006, the Company adopted the recognition provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires balance sheet recognition of the over funded or under funded status of pension and post-retirement benefit plans. Under SFAS No. 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as accumulated other comprehensive losses, net of tax effects, until they are amortized as a component of net periodic benefit cost.
The incremental effect of adopting SFAS No. 158 on the Company’s financial statements at December 31, 2006 decreased accumulated other comprehensive income by approximately $26.2 million.

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
At December 31, 2006, the Company had total debt not subject to compromise in the bankruptcy proceedings of $808.1 million. The debt is composed of fixed rate debt of $116.6 million (14%) and floating rate debt of $724.7 million (86%). The pre-tax earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt not subject to compromise would be approximately $7.25 million, holding other variables constant. A one-percentage point increase in interest rates would not materially impact the fair value of the fixed rate debt not subject to compromise.
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
The majority of the Company’s product offerings are produced from various types of steel. A byproduct of the production process is scrap steel, which is sold. In general steel prices and scrap steel prices began increasing during early 2004 and still remained high relative to historical levels in 2006. During 2006, steel prices have risen compared to 2005 levels. Continued volatility in steel prices and scrap steel prices is expected to continue in 2007.
OPPORTUNITIES
The Company’s operations are geographically diverse including a significant presence in Europe, Asia and South America. The Company has a customer portfolio strategy to leverage relationships with key customers across geographic boundaries to diversify its customer base and increase penetration with existing key customers, including the “New Domestics” (Nissan, Toyota and Honda).
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
All statements, other than statements of historical fact, included in this Form 10-K or incorporated by reference herein, are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-K, the words “anticipate,” “believe,” “estimate,” “expect,” “intends,” “project,” “plan” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management as well as on assumptions made by and information currently available to the Company at the time such statements were made. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside the control of the Company, such as risks relating to: (i) confirmation of a plan of reorganization under the Bankruptcy Code, which would allow the Company to reduce unsustainable debt and other liabilities and simplify the Company’s complex and restrictive capital structure; (ii) the Company’s reliance on major customers and selected vehicle platforms; (iii) the cyclicality and seasonality of the automotive market; (iv) the failure to realize the benefits of acquisitions and joint ventures; (v) the Company’s ability to obtain new business on new and redesigned models; (vi) the Company’s ability to achieve the anticipated volume of production from new and planned supply programs; (vii) the general economic or business conditions affecting the automotive industry (which are dependent on consumer spending), either nationally or regionally, being less favorable than expected; (viii) the Company’s failure to develop or successfully introduce new products; (ix) increased competition in the automotive components supply market; (x) unforeseen problems associated with international sales, including gains and losses from foreign currency exchange; (xi) implementation of or changes in the laws, regulations or policies governing the automotive industry that could negatively affect the automotive components supply industry; (xii) changes in general economic conditions in the United States, Europe and Asia; and (xiii) various other factors beyond the Company’s control. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
See “Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Tower Automotive, Inc.
Novi, MI
We have audited the accompanying consolidated balance sheets of Tower Automotive, Inc. (Debtor-in-Possession) (the “Company”) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ investment (deficit), and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Metalsa, S. de R.L. (“Metalsa”) and subsidiaries, the Company’s investment in which is accounted for by use of the equity method. The Company’s equity of $251,972,000 and $227,136,000 in Metalsa’s net assets at December 31, 2006 and 2005, respectively, and of $24,321,600, $17,626,400, and $13,833,200 in Metalsa’s net income for each of the three years in the period ended December 31, 2006, are included in the accompanying financial statements. The consolidated financial statements of Metalsa were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Metalsa, is based solely on the report of such other auditors.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Tower Automotive, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, (a) effective December 31, 2006, the Company recognized the funded status of its benefit plans in its consolidated balance sheet to conform with Financial Accounting Standards Board (“FASB”) Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R), and (b) effective December 31, 2005, the Company changed its method of accounting for conditional asset retirement obligations to conform with FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.
As discussed in Notes 1 and 2 to the consolidated financial statements, Tower Automotive, Inc. and certain subsidiaries have filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 2 to the consolidated financial statements, the Company’s recurring losses from operations, negative working capital, significant amount of indebtedness and stockholders’ deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.
DELOITTE & TOUCHE LLP
Detroit, Michigan
June 6, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Managers
Metalsa, S. de R.L.:
We have audited the accompanying consolidated balance sheets of Metalsa, S. de R.L. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, partners’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metalsa, S. de R.L. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-years period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
KPMG Cardenas Dosal, S.C.
S/ Jaime Garcia Garciatorres
Jaime Garcia Garciatorres
Monterrey, N.L., Mexico
March 7, 2007

TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except for per share amounts)

	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$64,275	$65,791
Accounts receivable	339,650	343,816
Inventories	107,186	115,451
Prepaid tooling and other	94,018	185,280
Assets of discontinued operations	24,738	27,572

Total current assets	629,867	737,910

Property, plant and equipment, net	952,942	1,015,805
Investments in joint ventures	253,170	228,634
Goodwill	169,617	153,037
Other assets, net	101,398	130,215
Assets of discontinued operations	—	25,625

Total assets	$2,106,994	$2,291,226

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities, not subject to compromise:
Current maturities of long-term debt and capital lease obligations	$82,849	$137,509
Current portion of debtor-in-possession borrowings	595,000	—
Accounts payable	345,296	372,200
Accrued liabilities	166,754	168,060
Liabilities of discontinued operations	20,503	22,050

Total current liabilities	1,210,402	699,819

Liabilities subject to compromise	1,284,782	1,284,217

Non-current liabilities, not subject to compromise:
Long-term debt, net of current maturities	133,610	107,823
Debtor-in-possession borrowings	—	531,000
Commitments and contingencies (Notes 1, 2 and 15)
Obligations under capital leases, net of current maturities	29,852	30,308
Other non-current liabilities	111,020	125,682

Total non-current liabilities	274,482	794,813

Stockholders’ deficit:
Preferred stock, par value $1; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $.01; 200,000 shares authorized; 66,647 issued and 58,549 outstanding in 2006; 66,627 issued and 58,529 outstanding in 2005	666	666
Additional paid-in capital	682,031	681,102
Accumulated deficit	(1,308,906)	(1,106,840)
Deferred compensation plans	—	(6,798)
Accumulated other comprehensive income (loss)	12,861	(6,429)
Treasury stock, at cost: 8,098 shares in 2006 and 2005	(49,324)	(49,324)

Total stockholders’ deficit	(662,672)	(487,623)

Total liabilities and stockholders’ deficit	$2,106,994	$2,291,226

The accompanying notes are an integral part of these Consolidated Financial Statements.

TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)

	Years Ended December 31,
	2006	2005	2004
Revenues	$2,539,443	$2,932,209	$2,828,551
Cost of sales	2,389,285	2,752,097	2,603,816

Gross profit	150,158	180,112	224,735
Selling, general and administrative expenses	131,517	149,723	145,217
Restructuring and asset impairment charges, net	70,503	116,392	(713)
Other income	(742)	(7,656)	(967)
Goodwill impairment charges	—	—	337,230

Operating loss	(51,120)	(78,347)	(256,032)
Interest expense (Contractual interest of $171,446 in 2006 and $174,170 in 2005)	98,404	103,279	141,735
Interest income	(3,073)	(1,476)	(1,767)
Unrealized gain on derivative	—	—	(3,860)
Chapter 11 and related reorganization items	66,224	167,438	—

Loss before provision for income taxes, equity in earnings of joint ventures and minority interest	(212,675)	(347,588)	(392,140)
Provision for income taxes	11,703	16,438	174,798

Loss before equity in earnings of joint ventures, minority interest and gain on sale of joint venture	(224,378)	(364,026)	(566,938)

Equity in earnings of joint ventures, net of tax	24,938	17,153	13,370
Minority interest, net of tax	(6,678)	(4,994)	(5,754)
Gain on sale of joint venture	—	—	9,732

Loss from continuing operations	(206,118)	(351,867)	(549,590)
Income (loss) from discontinued operations	4,052	(13,653)	(2,029)

Loss before cumulative effect of accounting change	(202,066)	(365,520)	(551,619)
Cumulative effect of accounting change, net of tax	—	(7,852)	—

Net loss	$(202,066)	$(373,372)	$(551,619)

Basic and diluted earnings (loss) per share:
Loss from continuing operations before effect of change in accounting	$(3.51)	$(6.00)	$(9.46)
Income (loss) from discontinued operations	0.07	(0.23)	(0.04)
Cumulative effect of accounting change	—	(0.14)	—

Net loss	$(3.44)	$(6.37)	$(9.50)

Weighted average basic and diluted shares outstanding	58,659	58,645	58,077
The accompanying notes are an integral part of these Consolidated Financial Statements.

TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT (DEFICIT)
(amounts in thousands, except share data)

						Accumulated
						Other			Total
			Additional		Deferred	Comprehensive			Stockholders’
	Common Stock		Paid-in	Retained	Compensation	Income	Treasury Stock		Investment
	Shares	Amount	Capital	Deficit	Plans	(Loss)	Shares	Amount	(Deficit)
Balance, December 31, 2003	66,133,731	$661	$680,608	$(181,849)	$(9,609)	$(22,751)	(8,791,926)	$(53,550)	$413,510
Exercise of options	23,750	—	72	—	—	—	—	—	72
Sales of stock under Employee Stock Discount Purchase Plan	15,912	—	28	—	—	—	—	—	28
Deferred Income Stock Plan deferrals	—	—	636	—	(636)	—	—	—	—
Deferred Income Stock Plan forfeitures	—	—	(74)	—	74	—	—	—	—
Deferred Income Stock Plan distributions	—	—	—	—	1,524	—	—	—	1,524
Deferred profit-sharing funding	—	—	(181)	—	—	—	693,873	4,226	4,045
Restricted stock grants earned and forfeited	—	—	—	—	1,011	—	—	—	1,011
Restricted stock grant distributions	405,569	5	(5)	—	—	—	—	—	—
Net loss	—	—	—	(551,619)	—	—	—	—	—
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	19,760	—	—	—
Unrealized gain on qualifying cash flow hedges	—	—	—	—	—	8,020	—	—	—
Minimum pension liability	—	—	—	—	—	(3,439)	—	—
Total comprehensive income	—	—	—	—	—	—	—	—	(527,278)

Balance, December 31, 2004	66,578,962	$666	$681,084	$(733,468)	$(7,636)	$1,590	(8,098,053)	$(49,324)	$(107,088)
Sales of stock under Employee Stock Discount Purchase Plan	27,645	—	51	—	—	—	—	—	51
Deferred Income Stock Plan forfeitures	—	—	(34)	—	34	—	—	—	—
Restricted stock grants earned and forfeited	—	—	—	—	804	—	—	—	804
Restricted stock grant distributions	20,000	—	—	—	—	—	—	—	—
Debt conversion to common stock	231	—	1	—	—	—	16	—	1
Net loss	—	—	—	(373,372)	—	—	—	—	—
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	(18,340)	—	—	—
Unrealized gain on qualifying cash flow hedges	—	—	—	—	—	217	—	—	—
Minimum pension liability	—	—	—	—	—	10,104	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	—	(381,391)

Balance, December 31, 2005	66,626,838	$666	$681,102	$(1,106,840)	$(6,798)	$(6,429)	(8,098,037)	$(49,324)	$(487,623)

Deferred Income Stock Plan deferrals	20,000	—	—	—	—	—	—	—	—
Restricted stock grants earned and forfeited	—	—	929	—	—	—	—	—	929
Other	—	—	—	—	6,798				6,798
Net loss	—	—	—	(202,066)	—	—	—	—	—
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	30,831	—	—	—
Minimum pension liability	—	—	—	—	—	14,684	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	—	(156,551)
Adoption of the recognition provisions of SFAS No. 158	—	—	—	—	—	(26,225)	—	—	(26,225)

Balance, December 31, 2006	66,646,838	$666	$682,031	$(1,308,906)	$—	$12,861	(8,098,037)	$(49,324)	$(662,672)

The accompanying notes are an integral part of these Consolidated Financial Statements.

TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years Ended December 31,
	2006	2005	2004
Operating Activities:
Net loss	$(202,066)	$(373,372)	$(551,619)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	—	7,852	—
Goodwill impairment charge	—	—	337,230
Non-cash Chapter 11 and related reorganization expenses, net	36,296	143,139	—
Non-cash restructuring and asset impairment charges, net	47,904	122,651	(6,276)
Unrealized gain on derivative	—	—	(3,860)
Deferred income tax provision (benefit)	(6,387)	(1,974)	164,854
Depreciation	168,465	178,687	152,156
Gain on sale of joint venture	—	—	(9,732)
Equity in earnings of joint ventures, net of tax	(24,938)	(17,153)	(13,370)
Proceeds from receivables securitization	—	74,025	44,817
Non-cash minority interest	2,117	3,430	2,704
Change in other operating items:
Accounts receivable	(1,756)	(91,034)	(99,574)
Inventories	15,891	35,601	(29,030)
Prepaid tooling and other	90,135	(54,881)	(33,276)
Accounts payable and accrued liabilities	(44,897)	(120,207)	123,664
Other assets and liabilities	(12,929)	33,288	(43,864)

Net cash provided by (used in) operating activities	67,835	(59,948)	34,824
Investing Activities:
Cash disbursed for purchases of property, plant and equipment	(126,583)	(152,644)	(170,990)
Acquisitions, net of cash acquired, including joint venture interests and earnout payments	—	—	(21,299)
Proceeds from sale of joint venture investment	—	—	51,700
Cash proceeds from asset disposals	52,664	—	—

Net cash used in investing activities	(73,919)	(152,644)	(140,589)
Financing Activities:
Proceeds from borrowings	52,120	56,152	613,785
Repayments of borrowings	(111,552)	(500,730)	(519,921)
Proceeds from DIP credit facility	653,000	1,293,507	—
Repayments of DIP credit facility	(589,000)	(719,647)	—
Net proceeds from issuance of common stock	—	—	103

Net cash provided by financing activities	4,568	129,282	93,967

Net Change in Cash and Cash Equivalents	(1,516)	(83,310)	(11,798)
Cash and Cash Equivalents, beginning of year	65,791	149,101	160,899

Cash and Cash Equivalents, end of year	$64,275	$65,791	$149,101

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$79,332	$63,305	$130,577
Income taxes paid (refunded)	$34,077	$24,116	$(598)
Reorganization payments	$34,917	$30,256	$—
Non Cash Financing and Investing Activities:
Deferred Income Stock Plan	$—	$(34)	$636
Net (decrease) increase in liabilities for purchases of property, plant and equipment	$(7,401)	$(29,113)	$39,936
The accompanying notes are an integral part of these Consolidated Financial Statements.

TOWER AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Business and Basis of Presentation
Tower Automotive, Inc. and its subsidiaries (collectively referred to as the “Company” or “Tower Automotive”) is a global designer and producer of vehicle structural components and assemblies used by every major automotive original equipment manufacturer, including Ford, DaimlerChrysler, General Motors, Honda, Toyota, Renault/Nissan, Fiat, Hyundai/Kia, BMW and Volkswagen Group. Products include body structures and assemblies, lower vehicle frames and structures, chassis modules and systems and suspension components. Including both 100% owned subsidiaries and investments in joint ventures, the Company has facilities in the United States, Mexico, Germany, Belgium, Italy, Slovakia, Poland, France, Spain, Brazil, India, South Korea, Japan and China.
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
Where necessary, prior years information has been reclassified to conform to the current year presentation. Operations classified as discontinued at December 31, 2006 have been excluded from the discussion of continuing operations and are discussed separately in Note 3.
Asset Retirement Obligations
Financial Accounting Standards Board (“FASB”) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”) was issued in May 2005. FIN 47 requires the recognition of a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. An asset retirement obligation is a legal obligation to perform certain activities in connection with retirement, disposal or abandonment of assets. The fair value of a conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction or development and through the normal operation of the asset. Uncertainty about the timing or method of settlement of a conditional asset retirement should be factored into the measurement of the liability. The liability is measured at discounted fair value and is adjusted to its present value in subsequent periods. The Company’s asset retirement obligations are primarily associated with asbestos abatement and returning leased property to the lessor in accordance with the requirements of the lease. In connection with the adoption of FIN 47, a non-cash charge of $7.9 million (net of tax of $0.3 million) was reflected as a change in accounting principle as of December 31, 2005. If FIN 47 had been adopted on January 1, 2004, pro forma net loss per share would not have been materially different than amounts reported.
Asset retirement obligations are included in other long-term liabilities on the Consolidated Balance Sheets. The following table reconciles our asset retirement obligations as of December 31, 2006 and 2005 (in thousands):

	2006	2005

Asset retirement obligations as of January 1	$11,931	$—
Accretion expense	670	—
Liabilities incurred, including adoption of FIN 47	—	11,931
Revisions in estimated cash flows	1,006	—

Asset retirement obligations as of December 31	$13,607	$11,931

Change in Accounting Principle
Effective January 1, 2006, the Company accounts for stock-based compensation utilizing the fair value approach described in Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment” (“SFAS No. 123 (R)”), as this statement has been amended and revised. On September 20, 2005, the Company fully vested the entire unvested portion of its outstanding stock options. Therefore, the adoption of SFAS No. 123 (R) had no material impact on the Company’s financial statements (see Note 11).
Prior to the adoption of SFAS No. 123 (R), the Company accounted for stock options granted to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”).
As of December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires balance sheet recognition of the over funded or under funded status of pension and post-retirement benefit plans. Under SFAS No. 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as accumulated other comprehensive losses, net of tax effects, until they are amortized as a component of net periodic benefit cost. The incremental effect of adopting SFAS No. 158 on the Company’s financial statements at December 31, 2006 decreased accumulated other comprehensive income by approximately $26.2 million.
2. Chapter 11 Reorganization Proceedings and Going Concern
On February 2, 2005 (the “Petition Date”), the Debtors filed a voluntary petition for relief under the Bankruptcy Code in the United States Bankruptcy Court Southern District of New York (“Bankruptcy Court”). The cases were consolidated for administrative purposes. The filing was made necessary by: customer pricing pressures, North American automotive production cuts, significantly higher material costs (primarily steel) and the termination of accelerated payment programs of certain customers adversely affecting the Debtors’ liquidity and financial condition, all of which raise substantial doubt as to the Company’s ability to continue as a going concern. The Debtors are operating their businesses as debtors-in-possession (“DIP”) pursuant to the Bankruptcy Code. An official committee of unsecured creditors has been appointed.
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
The objectives of the Chapter 11 filing were to protect and preserve the value of assets and to restructure and improve the Debtors’ operational and financial affairs in order to return to profitability. The Company filed its plan of reorganization on May 1, 2007. The Company is unable to estimate what recovery the plan of reorganization will provide holders of the Debtors’ unsecured pre-petition debt. While the Disclosure Statement that was filed with the plan contains estimates of what holders of the Debtors’ unsecured pre-petition debt may recover under the plan, there is no assurance that those estimates will be accurate.

Financial Statement Classification
The majority of the Debtors’ pre-petition debt is in default and is classified as “Liabilities Subject to Compromise” in the accompanying Consolidated Balance Sheets at December 31, 2006 and 2005 (See Note 9).
In addition to the Debtors’ pre-petition debt which is in default, liabilities subject to compromise reflect the Debtors’ other liabilities incurred prior to the commencement of the bankruptcy proceedings. These amounts represent the Company’s estimate of known or potential pre-petition claims to be resolved in connection with the bankruptcy proceedings. Such claims remain subject to future adjustments. Future adjustments may result from: (i) negotiations; (ii) actions of the Bankruptcy Court; (iii) further developments with respect to disputed claims; (iv) rejection of executory contracts and leases; (v) the determination of value of any collateral securing claims; (vi) proofs of claims; or (vii) other events. Payment terms for these claims will be established in connection with the plan of reorganization.

Liabilities subject to compromise consist of the following (in thousands):

	December 31,	December 31,
	2006	2005
Debt:
5.75% Convertible senior debentures	$124,999	$124,999
Due to Tower Automotive Capital Trust	258,750	258,750
9.25% Senior Euro notes	197,940	177,600
12% Senior notes	258,000	258,000

Total debt	839,689	819,349
Pension and other post-retirement benefits	142,841	162,886
Pre-petition accounts payable and accruals	165,203	195,294
Accrued interest on debt subject to compromise	21,343	21,343
Executory Contracts	115,706	85,345

Consolidated liabilities subject to compromise	$1,284,782	$1,284,217

The Debtors have incurred certain professional and other expenses directly associated with the bankruptcy proceedings. The Company disbursed cash of approximately $29.1 million and $24.3 million relating to these expenses during the years ended December 31, 2006 and 2005, respectively. In addition, the Debtors have made certain provisions to adjust the carrying value of certain pre-petition liabilities to reflect the Debtors’ estimate of allowed claims. Such costs are classified as Chapter 11 and related reorganization items in the accompanying Consolidated Statements of Operations for the years ended December 31, 2006 and 2005, and consist of the following (in thousands):

	December 31,	December 31,
	2006	2005
Professional fees directly related to the filing	$37,028	$30,753
Key employee retention costs	3,098	5,374
Write off of deferred financing costs	—	29,135
Estimated executory contract rejection damages	30,244	101,968
Other expenses and recoveries directly attributable to the Company’s reorganization	(4,146)	208

Total	$66,224	$167,438

Pursuant to the Bankruptcy Code, the Debtors have filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date. The Debtors have issued proof of claim forms to current and prior employees, known creditors, vendors and other parties with whom the Debtors have previously conducted business. To the extent the recipients disagree with the claims quantified on these forms, the recipient may file discrepancies with the Bankruptcy Court. Differences between the amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the bankruptcy proceedings. The Bankruptcy Court ultimately will determine liability amounts that will be allowed for these claims. The Company is in the process of receiving, cataloging and reconciling claims received in conjunction with this process. Because the Debtors have not received all claims and have not completed the evaluation of the claims received in connection with this process, the ultimate number and allowed amount of such claims is not presently known. The resolution of such claims could result in a material adjustment to the Company’s Consolidated Financial Statements.

Debtors’ Financial Statements
Presented below are the condensed combined financial statements of the Debtors. These statements reflect the financial position, results of operations and cash flows of the combined Debtors, including certain transactions and resulting assets and liabilities between the Debtors and non-Debtor subsidiaries of the Company, which are eliminated in the Company’s Consolidated Financial Statements. Results of operations classified as discontinued are shown separately. For additional information on discontinued operations see Note 3.
Debtors’ Condensed Combined Balance Sheets
Debtors- in-Possession
(amounts in thousands)

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$5,705	$858
Accounts receivable	81,713	153,982
Inventories	43,438	52,086
Prepaid tooling and other	23,408	65,516
Assets of discontinued operations	24,738	27,572

Total current assets	179,002	300,014
Property, plant and equipment, net	474,897	515,609
Investments in and advances to non-debtor subsidiaries	868,374	796,662
Other assets, net	32,360	58,323
Assets of discontinued operations	—	25,625

Total assets	$1,554,633	$1,696,233

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities not subject to compromise:
Current maturities of long-term debt and capital lease obligations	$4	$11
Current portion of debtor-in-possession borrowings	595,000	—
Accounts payable	101,804	127,453
Accrued liabilities	92,322	85,910
Liabilities of discontinued operations	20,503	22,050

Total current liabilities	809,633	235,424

Liabilities subject to compromise	1,301,145	1,300,580

Non-current liabilities not subject to compromise:
Long-term debt, net of current maturities	84,751	84,754
Debtor-in-possession borrowings	—	531,000
Other non-current liabilities	21,776	32,098

Total non-current liabilities	106,527	647,852

Total stockholders’ deficit	(662,672)	(487,623)

Total liabilities and stockholders’ deficit	$1,554,633	$1,696,233

Debtors’ Condensed Combined Statement of Operations
Debtors-in- Possession
(amounts in thousands)

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005
Revenues	$1,149,319	$1,601,736
Cost of sales	1,125,610	1,539,579

Gross profit	23,709	62,157
Selling, general and administrative expenses	71,966	92,181
Restructuring and asset impairment charges, net	34,546	113,768
Other income	(5,748)	(12,220)

Operating loss	(77,055)	(131,572)
Interest expense	88,237	89,981
Interest income	(2,465)	(151)
Inter-company interest income	(27,297)	(22,339)
Chapter 11 and related reorganization items	66,224	167,438

Loss before provision for income taxes, equity in earnings of joint ventures and equity in earnings from non-Debtor subsidiaries	(201,754)	(366,501)
Provision (benefit) for income taxes	2,724	(9,339)

Loss before equity in earnings of joint ventures and equity in earnings of non-Debtor subsidiaries	(204,478)	(357,162)
Equity in earnings of joint ventures, net of tax	101	43
Equity in earnings (losses) of non-Debtor subsidiaries	(1,741)	3,947

Loss from continuing operations	(206,118)	(353,172)
Income (loss) from discontinued operations	4,052	(13,653)

Loss before cumulative effect of accounting change	(202,066)	(366,825)
Cumulative effect of accounting change, net	—	(6,547)

Net loss	$(202,066)	$(373,372)

Debtors’ Condensed Combined Statement of Cash Flows
Debtors- in-Possession
(amounts in thousands)

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005
OPERATING ACTIVITIES:

Net loss	$(202,066)	$(373,372)
Adjustments required to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	—	6,547
Non-cash chapter 11 and related reorganization items, net	36,296	143,139
Non-cash restructuring and impairment, net	26,107	121,084
Depreciation	94,190	104,318
Equity in earnings of joint ventures and subsidiaries, net	1,636	(3,990)
Change in working capital and other operating items	37,698	(182,272)

Net cash used in operating activities	(6,139)	(184,546)

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant and equipment	(59,559)	(65,167)
Cash proceeds from asset disposal	20,000	—

Net cash used in investing activities	(39,559)	(65,167)

FINANCING ACTIVITIES:
Repayments of borrowings	(13,455)	(430,371)
Proceeds from DIP credit facility	653,000	1,293,507
Repayments of DIP credit facility	(589,000)	(719,647)

Net cash provided by financing activities	50,545	143,489

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,847	(106,224)
Cash and cash equivalents, beginning of year	858	107,082

CASH AND CASH EQUIVALENTS, END OF YEAR	$5,705	$858

3. Discontinued Operations
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” discontinued operations include components of entities or entire entities that, through disposal transactions, were eliminated from ongoing operations of Tower Automotive, Inc. Through the Company’s various restructuring plans, management disposed of Tower Automotive Lansing LLC, which is classified as discontinued as of December 31, 2006.
The following summary balance sheet information is derived from the business that is classified as held for sale, which management believes is representative of the net assets of the business held for disposal: (in thousands)

	December 31,
	2006	2005
ASSETS
Current Assets:
Accounts receivable	$24,692	$19,224
Inventories	—	7,982
Prepaid tooling and other	46	366

Total current assets	24,738	27,572

Property, plant and equipment, net	—	22,989
Other assets, net	—	2,636

Total assets	$24,738	$53,197

LIABILITIES
Current liabilities
Current maturities of long-term debt and capital lease obligations	$—	$14,246
Accounts payable	16,013	6,616
Accrued liabilities	4,490	1,188

Total current liabilities	$20,503	$22,050

The following summary results of operations information is derived from the business that was sold during 2006: (in thousands)

	Years Ended December 31,
	2006	2005	2004
Revenues	$316,420	$351,444	$350,173
Cost of sales	310,938	350,756	349,225

Gross profit	5,482	688	948
Restructuring and asset impairment charges, net	1,060	13,199	—
Other (income) expense	222	(92)	967

Operating income (loss)	4,200	(12,419)	(19)
Interest expense	950	1,234	2,010
Chapter 11 and related reorganization items	(802)	—	—

Net income (loss)	$4,052	(13,653)	$(2,029)

In accordance with EITF 87-24, the Company has elected to allocate interest expense to discontinued operations based on debt that can be identified as specifically attributed to this operation. At December 31, 2006, 2005 and 2004, the amount of interest expense allocated was $1.0 million, $1.2 million and $2.0 million, respectively.
4. Significant Accounting Policies
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
a. Principles of Consolidation
The accompanying Consolidated Financial Statements include the accounts of Tower Automotive, Inc., its 100% owned subsidiaries and its majority-owned and majority-controlled investments. Significant intercompany accounts and transactions have been eliminated in consolidation.
The Company’s share of earnings or losses of investments, in which between 20% and 50% of the voting securities are owned by the Company and where the Company exercises significant influence, is included in the Company’s Consolidated Financial Statements pursuant to the equity method of accounting.
b. Cash and Cash Equivalents
All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. Substantially all of the Company’s cash is concentrated in a few financial institutions.
c. Inventories
Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market and consist of the following, net of Assets of discontinued operations (in thousands):

	December 31,
	2006	2005
Raw materials	$49,657	$50,380
Work-in-process	26,127	30,710
Finished goods	31,402	34,361

	$107,186	$115,451

d. Tooling and Other Design Costs
Tooling and other design costs represent costs incurred by the Company in the development of new tooling used in the manufacture of the Company’s products. All pre-production tooling costs, incurred for tools that the Company will not own and that will be used in producing products supplied under long-term supply agreements, are expensed as incurred unless the supply agreement provides the supplier with the non-cancelable right to use the tools or the reimbursement of such costs is contractually guaranteed by the customer. At the time the customer awards a contract to the Company, the customer agrees to reimburse the Company for certain of its tooling costs either in the form of a lump sum payment or by reimbursement on a piece price basis. When the part for which tooling has been developed reaches a production-ready status, the Company is reimbursed by its customers for the cost of the tooling (in instances of lump sum payment), at which time the tooling becomes the property of the customers. For those costs related to other tooling and design costs reimbursed through the piece price as contractually guaranteed, the costs are capitalized and amortized using the straight-line method over the life of the related product program. The Company has certain other tooling costs, which are capitalized and amortized over the life of the related product program, related to tools which the Company has the contractual right to use during the life of the supply arrangement. The components of capitalized tooling costs are as follows, net of Assets of discontinued operations (in thousands):

	December 31,
	2006	2005
Reimbursable pre-production design and development costs	$19,460	$30,201
Customer-owned tooling	25,477	106,846
Supplier-owned tooling	10,289	16,071

Total	$55,226	$153,118

All tooling amounts owned by the customer for which the Company expects reimbursement are recorded in other current assets and other long-term assets on the accompanying Consolidated Balance Sheets. A loss is recognized if the Company forecasts that the amount of capitalized tooling and design costs exceeds the amount to be realized through the sale of related product and any gain recognized is deferred and amortized over the life of the program.
e. Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the following estimated useful lives of assets as follows:

Buildings and improvements	15 to 40 years
Machinery and equipment	3 to 20 years
Leasehold improvements are amortized over the shorter of 10 years or the remaining lease term at the date of acquisition of the leasehold improvement.
Interest is capitalized during the preparation of facilities for product programs and is amortized over the estimated lives of the programs. Interest of $0.5 million, $0.3 million and $7.5 million was capitalized in 2006, 2005 and 2004, respectively.
Costs of maintenance and repairs are charged to expense as incurred. Amounts relating to significant improvements, which extend the useful life of the related item, are capitalized. Upon disposal or retirement of property, plant and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is recognized in the Consolidated Statements of Operations.
Property, plant and equipment consist of the following, net of Assets of discontinued operations (in thousands):

	December 31,
	2006	2005
Cost:
Land	$41,984	$69,289
Buildings and improvements	418,399	364,230
Machinery and equipment	1,271,283	1,229,941
Construction in progress	84,080	135,687

	1,815,746	1,799,147
Less-accumulated depreciation	(862,804)	(783,342)

Property, plant and equipment, net	$952,942	$1,015,805

f. Long-Lived Assets
The Company periodically evaluates the carrying value of long-lived assets to be held and used in the business, other than goodwill and intangible assets with indefinite lives and, when events and circumstances warrant. If the carrying value of a long-lived asset to be held and used is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the asset. For Assets of discontinued operations, such loss is further increased by costs to sell. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Long-lived assets to be disposed of other than by sale are considered held and used until disposed.
g. Goodwill
Goodwill represents the excess of purchase price over the fair value of net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” management evaluates the recoverability of goodwill when events or circumstances warrant such a review, and in any case, annually at December 31 of each year.
The recoverability of goodwill is evaluated at the following four reporting units: North America, Europe, Asia and South America/Mexico. On an annual basis the Company conducts, with the assistance of a third party specialist, formal valuation procedures utilizing a combination of valuation techniques including the discounted cash flow approach and the market multiple approach.
At December 31, 2004, valuation procedures indicated an excess of book value over fair value for the North

America reporting unit resulting in an impairment charge totaling $337.2 million, which represented the entire amount of goodwill of that reporting unit. This impairment charge is reflected on the Goodwill Impairment Charges line of the Consolidated Statements of Operations for the year ended December 31, 2004 and is contained in the North America operating segment. There was no tax impact in association with this impairment charge as the Company recorded a valuation allowance against the associated tax benefit. This charge was precipitated by declining estimates of forecasted results and cash flows given current economic and market conditions within the automotive supplier industry.
The change in the carrying amount of goodwill for the international segment, for the years ended December 31, 2006 and 2005, by operating segmentAssets of discontinued operations is as follows (in thousands):

Balance at January 1, 2005	$174,563
Currency translation adjustment and other	(21,526)

Balance at December 31, 2005	153,037
Currency translation adjustment and other	16,580

Balance at December 31, 2006	$169,617

h. Fair Value of Financial Instruments
The carrying value and estimated fair value of the Company’s long-term debt not subject to compromise was $808.1 million at December 31, 2006, and $785.7 million at December 31, 2005. The carrying amount of long term debt instruments and revolving credit facility with variable interest rates approximate fair value. The fair value of long term debt instruments with fixed interest rates is not materially different from the carrying value due to the relatively short maturity period of the instruments. Fair value of the Company’s debt and other monetary liabilities subject to compromise cannot be meaningfully determined due to the inherent uncertainties underlying associated valuation assumptions caused by the Company’s Chapter 11 proceedings. The carrying amount of cash and cash equivalents, accounts receivable, accruals and accounts payable not subject to compromise approximate fair value because of the short maturity of these instruments.
Fair values are estimated by the use of quoted market values and other appropriate valuation techniques, such as debt valuation models, and are based upon information available as of December 31, 2006 and 2005. The fair value estimates do not necessarily reflect the values the Company could realize in the current market.
i. Derivative Financial Instruments
Periodically, the Company uses derivative financial instruments to manage the risk that changes in interest rates will have on the amount of future interest payments. Interest rate swap contracts are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. Under these agreements, the Company agrees to pay an amount equal to a specified variable rate times a notional principal amount, and to receive an amount equal to a specified fixed rate times the same notional principal amount or vice versa. The notional amounts of the contract are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination and will usually represent the net present value, at current rates of interest, of the remaining obligation to exchange payments under the terms of the contract.
Changes in fair value of derivatives designated as cash flow hedges are recorded as a separate component of other comprehensive income (loss) to the extent such cash flow hedges are effective. Amounts are reclassified from accumulated other comprehensive income (loss) when the underlying hedged item affects earnings. All changes in fair value are recorded currently in earnings offset, to the extent the derivative was effective, by changes in the fair value of the hedged item. During 2005 and 2004, $4.5 million and $8.0 million, respectively, have been reclassified from other comprehensive income into earnings. During 2006 there were no cash flow hedges.
j. Revenue Recognition
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
All amounts billed to customers related to shipping and handling costs are classified as revenue in the Consolidated Statements of Operations. Shipping and handling costs are included in the cost of sales in the Consolidated Statements of Operations.
k. Income Taxes
Deferred income taxes are recognized for the future tax effects of temporary differences between financial reporting and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. Federal income taxes are provided on that portion of the income of foreign subsidiaries that is expected to be remitted to the United States and shall be taxable. The Company evaluates as to whether or not its deferred tax assets are more likely than not realizable based on forecasts of taxable earnings in each tax jurisdiction. As disclosed in Note 10, a significant portion of the Company’s deferred tax assets are comprised of net operating loss carryforwards and tax credits. The Company uses historical and projected future operating results, including a review of the eligible carryforward period, tax planning opportunities and other relevant considerations in determining recoverability.
l. Segment Reporting
The Company uses the “management approach” to reporting segment disclosures. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments.
m. Earnings (Loss) Per Share
Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The effects of common stock equivalents have not been included in diluted loss per share for all periods presented, as the effect would be anti-dilutive. Common stock equivalents totaled 37.8 million shares, 37.9 million shares and 34.5 million shares for the years ended December 31, 2006, 2005 and 2004, respectively.
n. Stock-Based Compensation
Effective January 1, 2006, the Company adopted the fair value approach described in SFAS No. 123 (R), “Share-Based Payment”, as this statement has been amended and revised, to account for its stock-based compensation.
Prior to 2006, the Company accounted for stock options using the intrinsic value approach in accordance with APB Opinion No. 25, under which no compensation expense is recognized when the stock options are granted to colleagues and directors with an exercise price equal to or greater than fair market value of the stock as of the grant date. The grant date represents the measurement date of the stock options.

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

	Years Ended December 31,
	2005	2004
Net loss
As Reported	$(373,372)	$(551,619)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	806	758
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(577)	(1,122)

Pro forma net loss	$(373,143)	$(551,983)

Basic loss per share as reported	$(6.37)	$(9.50)
Pro Forma	(6.36)	(9.50)
Diluted loss per share as reported	$(6.37)	$(9.50)
Pro forma	(6.36)	(9.50)
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
The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.89% in 2005 and 2004; expected life of seven years for 2005 and 2004; expected volatility of 61.21% in 2005 and 58.00% in 2004; and no expected dividends in all years presented.
o. Foreign Currency Translation
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
p. Restructuring Charges
The Company defines restructuring charges to include costs and recoveries related to business operation consolidation and exit and disposal activities (see Note 8).

q. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income are as follows:

	December 31,
	2006	2005
Foreign currency translation	$68,988	$38,157
Net unrecognized loss on post-retirement benefits	(56,127)	—
Minimum pension liability	—	(44,586)

Total accumulated other comprehensive income	$12,861	$(6,429)

r. Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and assumptions, and changes in such estimates and assumptions may affect amounts reported in future periods.
s. Recently Issued Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (R), “Share-Based Payment”. SFAS No. 123 (R) applies to all transactions involving the issuance of equity instruments (stock, stock options and other equity instruments) for goods or services, or the incurrence of liabilities for goods or services that are based on the fair value of an entity’s equity or may be settled in an entity’s equity. Under this standard, the fair value of all employee share-based payment awards is expensed through the statement of operations over any applicable vesting period. SFAS No. 123 (R) requires the use of a fair value valuation method to measure share-based payment awards. This standard was effective for the Company on January 1, 2006. The Company is required to recognize compensation expense, over an applicable vesting period, for all awards granted subsequent to adoption of this standard. In addition, the Company is required to recognize compensation expense pertaining to the unvested portion of previously granted awards outstanding as of the date of adoption as those awards continue to vest. The adoption of SFAS No. 123 (R) did not have a material impact on the Company’s Consolidated Financial Statements.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting and reporting of a change in accounting principle. This statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. This statement also requires that a change in depreciation or amortization method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This standard is effective for the Company on January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Company’s Consolidated Financial Statements.
FASB Interpretation No. 48 – In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expects to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expected to adopt FIN 48 using the prospective method, which requires the cumulative effect of the adoption to be recorded in retained earnings. We are currently evaluating the impact of this standard on the Company’s Consolidated Financial Statements.

SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) – In September 2006, the FASB issued SFAS No. 157, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 becomes effective beginning with our first quarter 2008 period. In accordance with SOP 90-7, early adoption is required when an entity emerges from bankruptcy at the time fresh-start reporting is adopted. We are currently evaluating the impact of this standard on the Company’s Consolidated Financial Statements.
SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”) – In September 2006, the FASB issued SFAS No. 158, which requires an employer that sponsors one or more defined benefit pension plans or other postretirement plans to (i) recognize the funded status of a plan, measured as the difference between plan assets at fair value and the benefit obligation, in the balance sheet; (ii) recognize in shareholders’ equity as a component of accumulated other comprehensive loss, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not yet recognized as components of net periodic benefit costs; (iii) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet; and (iv) disclose in the notes to the financial statements additional information about the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. We adopted the recognition provisions of SFAS No. 158 effective December 31, 2006. The measurement provisions of SFAS No. 158 will be adopted in 2007. The adoption of SFAS No. 158 increased accumulated other comprehensive income by approximately $26.2 million. For further information regarding the impact of the adoption of SFAS No. 158, see Note 12.
Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”) – In September 2006, the SEC issued SAB No. 108. Due to diversity in practice among registrants, SAB No. 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for the purpose of determining whether financial statements restatement is necessary. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s Consolidated Financial Statements.
SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment to FASB Statement No. 115” (“SFAS No. 159”) – In February 2007, the FASB issued SFAS No. 159, which permits an entity to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Most of the provisions in SFAS No. 159 are elective, however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits companies to choose to measure eligible items at fair value at specified election dates. A business entity that elects the fair value option will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating the impact of this standard on the Company’s Consolidated Financial Statements.
5. Accounts Receivable Securitization Facility
On December 30, 2004, the Company, a qualifying special purpose entity (“QSPE,”) Tower Automotive ASC, LLC, and a third-party lender entered into a $50.0 million accounts receivable securitization facility agreement (the “Facility”). Pursuant to the terms of the Facility, the Company unconditionally sold certain accounts receivable to the QSPE on an ongoing basis. The QSPE funded its purchases of the accounts receivable through borrowings from the third-party lender. A security interest with respect to such accounts receivable was granted to the third-party lender. In addition, the Company was allowed, from time to time, to contribute capital to the QSPE in the form of contributed receivables or cash. The Facility allowed the Company to earn fees for performing collection and administrative functions associated with the Facility. The Facility had an expiration date of the earlier of 36 months subsequent to December 30, 2004 or the occurrence of a termination event as defined in the agreement. The accounts receivable sold were removed from the Consolidated Balance Sheets of the Company as these receivables and the QSPE met the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. The Facility became unavailable on February 2, 2005, the date on which the Debtors filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.
On December 30, 2004, the Company sold eligible accounts receivable amounting to $71.2 million to the QSPE and contributed accounts receivable in the amount of $12.6 million as capital to the QSPE. The Company had a retained interest in the receivables sold and contributed as capital in the aggregate amount of $39.1 million at

December 31, 2004. The Company received $44.8 million and a subordinated note in exchange for the receivables sold. Interest expense associated with the Facility, which represents the discount on the sale of the receivables to the QSPE, amounted to $0.3 million for 2004, which is reflected on the Company’s Consolidated Statements of Operations.
During the year ended December 31, 2005, the Company received $74.0 million in cash proceeds from receivables sold to the QSPE and reinvested $78.1 million in cash collections in revolving securitizations with the QSPE. The Company recognized interest expense of $0.8 million associated with the Facility, which represents the discount on the sale of the receivables to the QSPE.
6. Acquisitions
Effective February 27, 2004, the Company acquired the remaining 34% ownership interest in Seojin Industrial Company Limited (“Seojin”) for consideration of approximately $21.3 million. Such consideration consisted of cash of $21.3 million offset by the repayment of $11.0 million of loans to Seojin’s minority shareholder, resulting in a net cash outflow of $10.3 million. Seojin is a supplier of frames, modules and structural components to the Korean automotive industry, primarily Hyundai/Kia. The Company financed the acquisition through Korean debt facilities, which are not covered under the Company’s credit facilities described in Note 9. The acquisition was accounted for under the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at fair value at the date of acquisition.
In connection with the acquisition of the remaining 34% of Seojin, the Company recorded certain intangible assets including customer related intangibles, tradenames and a covenant not to compete. Customer related intangibles are being amortized over 10 years; trade names are considered indefinite life assets and are evaluated for impairment in accordance with SFAS No. 144; “Accounting for the Impairment or Disposal of Long-Lived Assets,” and the covenant not to compete is amortized over 3 years, its contractual term. As of December 31, 2006, the value of customer relationships and contracts was $5.4 million, net of accumulated amortization of $2.0 million; tradenames was $2.7 million and the covenant not to compete was an immaterial value. As of December 31, 2005, the value of customer relationships and contracts was $6.2 million, net of accumulated amortization of $1.2 million; tradenames was $2.7 million and a covenant not to compete was $0.1 million, net of accumulated amortization of $0.5 million.
In conjunction with the Company’s acquisition activities, reserves have been established for certain costs associated with facility shutdown and consolidation activities and for acquired loss contracts. For further information see Note 8. As of December 31, 2006, all of the identified facilities have been shutdown, but the Company continues to incur costs related to maintenance, taxes and other costs associated with closed facilities, which are subject to compromise in the Company’s bankruptcy proceedings. Remaining amounts accrued are not material to any period presented in the accompanying Consolidated Financial Statements.
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
The Company is a 40% partner in Metalsa with Promotora de Empresas Zano, S.A. de C.V. (“Proeza”). Metalsa is the largest supplier of vehicle frames and structures in Mexico. In addition, the Company and Metalsa have a technology sharing arrangement. Metalsa has manufacturing facilities in Monterrey, Saltillo and San Luis Potosi, Mexico and Roanoke, Virginia. On February 10, 2004, the Company announced that a decision had been finalized by DaimlerChrysler to move the current production of the frame assembly for the Dodge Ram light truck from the Company’s Milwaukee, Wisconsin facility to the Company’s joint venture partner, Metalsa S. de R.L. (“Metalsa”) headquartered in Monterrey, Mexico. The Dodge Ram frame program produced in the Milwaukee facility was expected to run through 2009. Production at the Milwaukee facility related to this program ceased in June 2005. The Company recognized revenue associated with the Dodge Ram frame program in the amounts of $96.9 million and $205.5 million for the years ended December 31, 2005 and 2004, respectively. The Company recognized no material revenue associated with the Dodge Ram frame program during 2006.

Summarized unaudited financial information for Investments in Joint Ventures is as follows (in thousands):

	December 31,
	2006	2005	2004
Condensed Statements of Earnings
Revenues	$649,179	$661,033	$435,465
Gross profit	$140,820	$135,491	$94,319
Operating income	$66,293	$64,771	$42,888
Net income	$60,804	$44,066	$34,583
Condensed Balance Sheets
Current assets	$254,420	$213,554	$147,855
Noncurrent assets	360,095	358,035	354,309

	$614,515	$571,589	$502,164

Current liabilities	$108,612	$137,203	$94,275
Noncurrent liabilities	180,920	168,656	188,693
Stockholders’ investment	324,983	265,730	219,196

	$614,515	$571,589	$502,164

The Company earned fees from Metalsa for administrative services and technical assistance of $7.7 million, $7.2 million and $4.6 million, respectively, in 2006, 2005 and 2004. The Company purchased components from Metalsa of $0.4 million and $2.5 million, respectively, during 2005 and 2004. The Company did not purchase components from Metalsa during 2006. The Company received technology fees from Metalsa of $7.0 million and $5.6 million during 2006 and 2005, respectively. Accounts receivable related to Metalsa amounted to $2.0 million and $2.3 million, respectively, at December 31, 2006 and 2005. At December 31, 2006 and 2005, retained earnings included $111.9 million and $87.1 million, respectively, related to the undistributed earnings of Metalsa. The Company received cash dividends from Metalsa in the amount of $1.9 million during 2004. The Company received no cash dividends from Metalsa in 2006 and 2005.
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
2006 Actions
During 2006, the Company announced certain major actions primarily designed to reduce excess capacity and associated costs and improve overall efficiency in its North American operations. A summary of these actions and the originally anticipated costs are included below (in thousands).

		Total
Action and completion		Estimated	Employee	Asset	Other	Estimated
Date	Action Date	Costs	Related Costs	Impairments	Costs	Cash Costs
North American Segment
Plant Closures:
• Greenville, MI – 11/06	February 27th	$13,500	$7,500	$1,900	$4,100	$7,000
• Toronto, Canada – 8/06	June 26th	17,300	3,800	13,500	—	4,200
• Upper Sandusky, OH – 4/07	September 14th	9,200	1,100	4,300	3,800	3,400
• Kendallville, IN	November 9th	19,600	1,300	11,700	6,600	4,400

Total North American Segment		$59,600	$13,700	$31,400	$14,500	$19,000

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
• Belcamp, MD - 6/05
• Bowling Green, KY - 6/05
• Corydon, IN – 6/05
Employee Reduction:
• Granite City, IL – 6/05
Production movement:	October 5th	6,000	4,000	—	1,000	1,000	5,000
• Ford Ranger frame to Bellevue, OH – 3/06
Plant Closures:	October 13th	65,000	7,000	31,000	20,000	7,000	14,000
• Granite City, IL – 12/06
• Milan TN – 12/06
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

		Total
Action and completion	Action	Estimated	Employee	Asset	Other	Estimated
Date	Date	Costs	Related Costs	Impairments	Costs	Cash Costs
North American Segment
Production:
• Suspension link arms to Milan, TN – 10/04	July	$1,100	$800	$300	$—	$800
• Manual stampings from Greenville, MI to Elkton, MI and Kendallville, IN – 03/05	September
International Segment
Plant:	October 28th	1,200	500	700	—	500

• Gunpo, Korea manufacturing operations – 3/06
Total Company		$2,300	$1,300	$1,000	$—	$1,300

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

Summary of Restructuring Plan Charges
The table below summarizes the accrual, reflected in accrued liabilities, for the above-mentioned actions through December 31, 2006 (in thousands):

		Severance and	Lease and
	Asset	Outplacement	Other Exit
	Impairments	Costs	Costs	Total
Balance at December 31, 2003	$—	$3,025	$4,498	$7,523
Provision	1,024	1,247	—	2,271
Cash usage	—	(1,298)	(881)	(2,179)
Non-cash usage	(1,024)	(251)	853	(422)

Balance at December 31, 2004	—	2,723	4,470	7,193
Provision	74,559	3,798	18,763	97,120
Cash usage	—	(5,667)	(7,089)	(12,756)
Non-cash charges	(74,559)	—	(16,144)	(90,703)
Revision	—	(331)	—	(331)

Balance at December 31, 2005	—	523	—	523
Provision	27,417	24,473	20,136	72,026
Cash usage	—	(15,573)	(15,022)	(30,595)
Non-cash charges	(27,417)	—	(5,114)	(32,531)

Balance at December 31, 2006	$—	$9,423	$—	$9,423

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
Restructuring and Asset Impairment Charges
The restructuring and asset impairment charges caption in the accompanying Consolidated Statements of Operations are comprised of both restructuring and non-restructuring related asset impairments. The components of that caption are as follows for each of the three years ended December 31 (in thousands):

	2006	2005	2004
Restructuring and related asset impairments, net	$72,026	$97,120	$5,563
Revision of estimate	—	(331)	(6,276)
Other asset impairments, net	(1,523)	19,603	—

Total	$70,503	$116,392	$(713)

At December 31, 2006, the $1.5 million of other asset impairments, net is primarily related to asset disposals and write-offs of approximately $17.0 million offset by $15.3 million of ongoing recoveries of a cancellation claim of a customer program and $3.2 million of other credits.
During the second quarter of 2006, the Company disposed of the Oslamt, Italy facility, in the international segment, which manufactured tooling. An asset impairment charge of $1.8 million was recorded, using the discounted cash flow method, during the second quarter of 2006. Also, during the second quarter of 2006, the Company recorded a $5.7 million write-off related to the movement of the Ranger frame line from the Milwaukee facility to the Bellevue facility.
During the third quarter of 2006, the Company disposed of the Hanam, South Korea facility, in the international segment, which manufactured body structures. The manufacturing was phased out during the first quarter of 2006. In accordance with SFAS No. 144, an asset impairment charge of $6.1 million was recorded, using the discounted cash flow method, during the third quarter of 2006.
During the fourth quarter of 2006, the Company recorded a write-off related to the present value of future lease payments and amortizable lease costs, which the Company was unable to reject for $4.8 million and $2.5 million, respectively, related to the closure of the Granite City facility, in the North America segment.
During 2005, the Company recorded asset impairment charges, using the discounted cash flow method, related to the shortening of the period of use of the equipment related to the Plymouth, MI facilities, in the North America segment, of $17.9 million.

9. Debt
Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31,	December 31,
	2006	2005
Debtor-in-possession borrowings	$595,000	$531,000
Industrial development revenue bonds	43,765	43,765
Second lien draws outstanding	40,985	40,985

5.75% Convertible Debentures, due May 15, 2024	124,999	124,999
9.25% Senior Euro notes, due August 2010	197,940	177,600
12.0% Senior Notes, due June 1, 2013 (at face value and net of discount of $6,567, respectively, at 2004)	258,000	258,000
6.75% Due to Tower Automotive Capital Trust, redeemable between June 30, 2001 and June 30, 2018	258,750	258,750
Other foreign subsidiary indebtedness	128,353	155,659
Other	4	14,262

	1,647,796	1,605,020
Less amounts subject to compromise	(839,689)	(819,349)

	808,107	785,671
Less-current maturities	(674,497)	(146,848)

Long-term debt not subject to compromise	$133,610	$638,823

Future maturities of long-term debt, not subject to compromise, as of December 31, 2006 are as follows (in thousands):

2007	$674,497
2008	36,807
2009	6,503
2010	46,404
2011	131
Thereafter	43,765

Total	$808,107

Chapter 11 Impact
Under the terms of the Company’s pre-petition credit agreement, the Chapter 11 filing created an event of default. Upon the Chapter 11 filing, the lenders’ obligation to loan additional money to the Company terminated, the outstanding principal of all obligations became immediately due and payable and the Debtors were required to immediately deposit funds into a collateral account to cover the outstanding amounts under the letters of credit issued pursuant to the credit agreement. Outstanding obligations under the credit agreement amounted to $425 million, which were refinanced through the DIP financing described below.
In addition, the Chapter 11 filing created an event of default under the Convertible Debentures, Senior Notes, Senior Euro Notes and the Subordinated Debentures (see Note 2).
Pursuant to SOP 90-7, the Company ceased recognizing interest expense on the Convertible Debentures, Senior Notes, Senior Euro Notes and the Subordinated Debentures effective February 2, 2005. Contractual interest not accrued during the period from January 1, 2006 through December 31, 2006 is $73.0 million. Contractual interest not accrued during the period from January 1, 2005 through December 31, 2005 was $70.9 million.
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
Advances under the DIP Agreement bear interest at a fixed rate per annum equal to (x) the greatest (as of the date the advance is made) of the prime rate, the Base CD Rate (as defined in the DIP Agreement) plus 1%, or the Federal Funds Effective Rate (as defined in the DIP Agreement) plus 0.5%, plus (y) 1.75% prior to the amendment and 2.75%, as amended, in the case of a loan under the revolving facility, or 2.25% prior to the amendment and 3.5%, as amended in the case of the term loan. Alternatively, the Debtors may request that advances be made at a variable rate equal to (x) the Adjusted LIBO Rate (as defined in the DIP Agreement), for a one-month, three-month, six-month, or nine-month period, at the election of the Debtors, plus (y) 2.75% prior to the amendment and 3.75%, as amended, in the case of a loan under the revolving facility, or 3.25% prior to the amendment and 4.5%, as amended in the case of the term loan. In addition, the DIP Agreement obligates the Debtors to pay certain fees to the Lenders as described in the DIP Agreement. At December 31, 2006, $98.6 million was available for borrowing under the revolving credit and letter of credit facility. At December 31, 2006, the weighted average interest rate associated with borrowings pertaining to the DIP Agreement was 8.74%. DIP commitment fees totaled $0.4 million during the period of January 1, 2006 through December 31, 2006. The DIP Agreement matures on August 2, 2007; however, the Debtors are obligated to repay all borrowings made pursuant to the DIP Agreement upon substantial consummation of a plan of reorganization of the Debtors that is confirmed pursuant to an order of the Bankruptcy Court.
The DIP Agreement contains various representations, warranties and covenants by the Debtors that are customary for transactions of this nature, including (without limitation) reporting requirements and maintenance of financial covenants. On September 22, 2006, the Company circulated for approval by the lenders under its DIP Agreement the seventh amendment to the DIP Agreement (the “Amendment”). On October 6, 2006, the DIP Agreement was amended by the lenders. The Amendment amends certain covenants contained in the DIP Agreement. In addition, the Amendment amends certain provisions to allow for dividends to be declared and paid by less than wholly-owned subsidiaries of the Company and waives any existing covenant technical breaches related to previously declared and paid dividends by less than wholly-owned subsidiaries of the Company. The Amendment also amended certain interest rates based on the current economic environment. On January 30, 2007, the Company obtained approval by the lenders under its DIP Agreement the eighth amendment to the DIP Agreement. The eighth amendment extends the maturity date from February 2, 2007 to August 2, 2007, amends certain covenants contained in the DIP Agreement, and amends certain interest rates based on the current economic environment. In addition, the DIP Agreement was amended by the lenders on March 28, 2007 and was effective March 9, 2007. The amendment amends Section 5.01(a) of the Credit Agreement. At December 31, 2006, the Company is in compliance with the covenants contained in the DIP Agreement.
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
During 2005, the Debtors entered into a Back-Stop Agreement with a finance company (“Finance Company”). Under the Back-Stop Agreement, in the event any second lien lender under the pre-petition credit agreement wishes to assign its deposits, rights, and obligations after the Chapter 11 filing, the Finance Company agrees to take by assignment any such lien holder’s deposits, rights and obligations in an aggregate amount not to exceed $155 million. At December 31, 2006 the interest rate was 14.13%. Draws were made against the issued second lien letters of credit in the amount of $41 million as of December 31, 2006.
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
The Convertible Debentures contain an embedded conversion option. The initial value associated with the embedded conversion option was $12.6 million and was being marked to market through the Company’s Statement of Operations during the period of May 24, 2004 through September 19, 2004. During the year ended December 31, 2004, the Company recognized income of approximately $3.9 million in relation to the change in fair value of the embedded conversion option, which is included in Unrealized Gain on Derivative in the accompanying Consolidated Statements of Operations for the year ended December 31, 2004. As of September 20, 2004, mark-to-market adjustments were no longer required, as the Company’s stockholders approved the issuance of the Convertible Debentures and the common stock issuable upon conversion or repurchase of the Convertible Debentures.
Debt Classified as Not Subject to Compromise
Other foreign subsidiary indebtedness consists primarily of borrowings at Seojin, with interest rates ranging from 2.80% to 9.24%, renewable annually. Substantially all of the assets of Seojin serve as collateral. Generally, borrowings of foreign subsidiaries are made under credit agreements with commercial lenders and are used to fund working capital and other operating requirements. Certain foreign subsidiaries have financing arrangements that restrict their ability to dividend or otherwise distribute cash to the parent company and its subsidiaries.
The industrial development revenue bonds are due in lump sum payments of $21.9 million each in June 2024 and March 2025. Interest is payable monthly at a rate adjusted weekly by a bond remarketing agent (5.45% and 4.48%, respectively, at December 31, 2006 and 2005). The industrial development revenue bonds are backed by long-term letters of credit; see “Back-Stop Agreement”.
Weighted Average Interest Rates of Credit Facilities
During the years ended December 31, 2006 and 2005, the weighted average interest rate of the Company’s credit facilities not subject to compromise were 8.3% and 7.2% respectively.
The weighted average interest rates under the Company’s credit facilities (including the effects of the interest rate swap contracts (see Note 4)) was 7.9% for the year ended December 31, 2004.

10. Income Taxes
The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004
Current —
Domestic	$1,547	$(6,036)	$—
Foreign	16,543	24,448	9,944

	18,090	18,412	9,944

Deferred —
Domestic	—	(4,243)	153,727
Foreign	(6,387)	2,269	11,127

	(6,387)	(1,974)	164,854

	$11,703	$16,438	$174,798

A reconciliation of income taxes computed at the statutory rates to the reported income tax provision is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Taxes at federal statutory rates	$(74,436)	$(126,434)	$(137,959)
Foreign taxes and other	(2,394)	226	7,925
Goodwill impairment	—	—	70,670
Foreign Dividend Event	—	17,310	—
Provision for foreign earnings	8,939	5,940	(1,193)
Other permanent differences, primarily interest, sale of investment, state taxes, unrealized gain on derivative	(2,787)	(1,980)	4,033
Bankruptcy costs	19,510	32,579	—
Valuation allowance	62,871	88,797	231,322

Total	$11,703	$16,438	$174,798

As a result of changes in non-U.S. income tax regulations, the Company made an election under the U.S. Internal Revenue Code to exclude one of its non-U.S. subsidiaries from its U.S. Federal income tax return in the third quarter of 2005. As a result of this election, tax expense of $17.3 million was recorded for this foreign dividend event. This non-U.S. subsidiary had previously been included in the Company’s U.S. Federal income tax return. As a result of this election, taxable income of approximately $49 million was generated for U.S. Federal income tax purposes, the tax impact of which has been entirely offset through the utilization of the Company’s existing U.S. Federal net operating losses and corresponding adjustment to its valuation allowance.
The summary of loss before provision for income taxes, equity in earnings of joint ventures, gain on sale of joint venture and minority interest consisted of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004
Domestic	$(201,553)	$(356,814)	$(423,031)
Foreign	(11,122)	9,226	30,891

	$(212,675)	$(347,588)	$(392,140)

A summary of deferred income tax assets (liabilities) is as follows (in thousands):

	December 31,
	2006	2005
Accrued compensation costs	$35,334	$41,888
Postretirement benefit obligations	33,558	27,074
Loss contracts	539	2,901
Facility closure and consolidation costs	7,411	4,289
Net operating loss carryforwards and tax credits	322,856	264,189
APB 23 calculations	(36,084)	(27,145)
Other reserves and adjustments	44,721	32,650
Goodwill & Intangibles	46,010	47,327
Deferred income tax liabilities – fixed asset lives and methods, leases	(24,454)	(35,729)

	429,891	357,444
Less: Valuation allowance	(427,819)	(361,852)

Net deferred income tax assets (liabilities)	$2,072	$(4,408)

The Company has U.S. net operating loss carryforwards (“NOLs”) of $704.3 million that expire during the years 2019 through 2026. The Company has a U.S. alternative minimum tax (“AMT”) credit carryforward of $2.9 million. The AMT credit has an indefinite carryforward period. In 2004, the Company concluded that it was appropriate to establish a full valuation allowance in the amount of $147.9 million as a result of the uncertainty of realization of the Company’s U.S. operating loss carryforwards.
The Company has various state tax credits and state NOL carryforwards. In 2005 and 2004, valuation allowance amounts of $7.0 million and $17.9 million, respectively, were established in association with state deferred tax assets. A full valuation allowance of $4.4 million was provided for state tax benefits generated during 2006. A full valuation allowance of $50.5 million has been established for state deferred tax assets.
The Company’s foreign subsidiaries have federal tax NOL carryforwards of $63.2 million and other NOL carryforwards of $55.4 at December 31, 2006. In 2006, 2005 and 2004, the valuation allowance was increased (decreased) by $2.5 million, $(5.6) million and $4.2 million, respectively. The 2006 increase was due to the uncertainty of realization of certain additional foreign NOL carryforwards, offset by a $9 million reduction in the beginning balance valuation amount due to realizability of German trade tax loss carryforwards resulting from the German reorganization. The 2005 decrease was due mainly to elimination of trade tax benefits and usage of NOL. The 2004 increase was due to the uncertainty of realization of certain additional foreign NOL carryforwards.
The Company recognizes deferred taxes on its earnings related to equity method investments. Deferred taxes have not been recognized in relation to consolidated foreign investments as earnings relating to such investments have been deemed permanently reinvested by the Company. It is not practicable for the Company to determine the amount of unrecognized deferred tax liability for temporary differences, related to earnings of foreign subsidiaries which have been permanently reinvested . A $36.1 million, $27.1 million and $21.2 million deferred tax liability for a temporary difference arising from undistributed earnings of an investment in a joint venture accounted for in accordance with the equity method has been recognized for the years 2006, 2005 and 2004, respectively.
As of December 31, 2006, contingent tax liabilities in the aggregate amount of approximately $8 million, have been recognized by the Company in accordance with SFAS No. 5, “Accounting for Contingencies”, related to certain foreign and U.S. state matters.

11. Stockholders’ Investment (Deficit)
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
The Stock Option Plan provides for the issuance of options to purchase up to 3,000,000 shares of common stock at exercise prices equal to the market price of the common stock on the date of grant, subject to certain adjustments reflecting changes in the Company’s capitalization. As of December 31, 2006, 1,169,660 shares of common stock were available for issuance under the Stock Option Plan. Summarized information pertaining to the Stock Option Plan follows:

			Weighted
	Shares		Average
	Under		Exercise
	Option	Exercise Price	Price	Exercisable
Outstanding, December 31, 2005	100,000	$7.56 –$22.97	$17.67	100,000
Forfeited	(3,000)	18.94 – 19.25	19.04
Expired	(5,500)	7.56	7.56

Outstanding, December 31, 2006	91,500	17.13–22.97	18.23	91,500

The aggregate intrinsic value is zero as the fair value of all options was less than the exercise price.
A summarization of stock options outstanding related to the Stock Option Plan at December 31, 2006 follows:

	Number	Options Outstanding		Options Exercisable
Range of	Outstanding	Weighted-Average	Weighted-	Number	Weighted-
Exercisable	At	Remaining	Average	Exercisable	Average
Options	12/31/06	Contractual Life	Exercise Price	12/31/06	Exercise Price
$17.13 – $22.97	91,500	1.66 yrs.	$18.23	91,500	$18.23
Incentive Plan
The Tower Automotive Inc. Long Term Incentive Plan (“Incentive Plan”), which was approved by stockholders and adopted in 1999, is designed to promote the long-term success of the Company through stock-based compensation by aligning the interests of participants with those of its stockholders. Eligible participants under the Incentive Plan include key company colleagues, directors, and outside consultants. Awards under the Incentive Plan may include stock options, stock appreciation rights, performance shares and other stock-based awards. The option exercise price must be at least equal to the fair value of the Common Stock at the time the option is granted. The Company’s Board of Directors determines vesting at the date of grant and in no event can be less than six months from the date of grant. The Incentive Plan provides for the issuance of up to 3,000,000 shares of common stock. As of December 31, 2006, 1,703,833 shares of common stock were available for issuance under the Incentive Plan. The Compensation Committee of the Board of Directors is responsible for administration, participant selection and determination of terms and conditions of the Incentive Plan. Summarized information pertaining to the Incentive Plan follows:

				Weighted
			Weighted	Average Fair
	Shares		Average	Value of
	Under		Exercise	Options
	Option	Exercise Price	Price	Granted	Exercisable
Outstanding, December 31, 2005	1,927,515	$1.99 –$26.81	$10.15	$5.81	1,927,515

Forfeited	(538,635)	3.16 – 15.56	10.89

Outstanding, December 31, 2006	1,388,880	1.99–26.81	9.88	5.52	1,388,880
The following table summarizes certain information pertaining to stock options outstanding under the Incentive Plan:

	Number	Options Outstanding		Options Exercisable
Range of	Outstanding	Weighted-Average		Number
Exercisable	At	Remaining	Weighted-Average	Exercisable	Weighted-Average
Options	12/31/06	Contractual Life	Exercise Price	12/31/06	Exercise Price
$1.99 – $7.08	607,550	7.18 yrs.	$3.40	607,550	$3.40
11.33 – 15.62	659,840	4.16 yrs.	12.72	659,840	12.72
26.81	121,490	2.31 yrs.	26.81	121,490	26.81

	1,388,880	5.32 yrs.	9.88	1,388,880	9.88

Information on shares of restricted stock into which options granted under this plan have been converted is set forth below under the caption “Restricted Stock.”
Director Option Plan
In February 1996, the Company’s Board of Directors approved the Tower Automotive, Inc. Independent Director Stock Option Plan (the “Director Option Plan”) that provides for the grant of options to independent directors, as defined in the plan, to acquire up to 200,000 shares of the Company’s Common Stock, subject to certain adjustments reflecting changes in the Company’s capitalization. As of December 31, 2006, 84,800 shares of common stock were available for issuance under the Director Option Plan. The option exercise price must be at least equal to the fair value of the Common Stock at the time the option is granted. The Company’s Board of Directors determines vesting at the date of grant and in no event can be less than six months from the date of grant. Summarized information pertaining to the Director Plan follows:

				Weighted
			Weighted	Average Fair
	Shares		Average	Value of
	Under		Exercise	Options
	Option	Exercise Price	Price	Granted	Exercisable
Outstanding, December 31, 2005, and 2004	100,200	$7.56 –$22.97	$17.82	$9.42	100,200
Expired	(15,000)	7.56	7.56
Outstanding, December 31, 2006	85,200	18.94 – 22.97	19.63	10.33	85,200
The following table summarizes certain information pertaining to stock options outstanding under the Director Option Plan follows:

		Options Outstanding		Options Exercisable
Range of	Number	Weighted-Average		Number
Exercisable	Outstanding	Remaining	Weighted-Average	Exercisable	Weighted-Average
Options	At 12/31/06	Contractual Life	Exercise Price	12/31/06	Exercise Price
$18.94–$22.97	85,200	1.08 yrs.	$19.63	85,200	$19.63

Employee Stock Purchase Plan
The Company sponsors an employee stock discount purchase plan, which originally provided for the sale, to colleagues only, of up to 1,400,000 shares of the Company’s Common Stock, respectively, at discounted purchase prices, subject to certain limitations. During the first quarter of 2004, the Company had no shares available for future purchases under the plan. In May 2004, stockholders approved an amendment to the plan to make an additional 400,000 shares available for purchase under the plan. The cost per share under this plan is 85 percent of the market value of the Company’s common stock at the date of purchase, as defined in the plan. During the years ended December 31, 2005 and 2004, 27,645 and 15,912 shares of Common Stock were purchased by colleagues pursuant to this plan. The weighted average fair value of shares sold to colleagues under this plan was $2.09 in 2004. In January 2005, the Company suspended purchases under its Employee Stock Purchase Plan, effective as of January 1, 2005.
Deferred Stock Plans
The Company also sponsors the Tower Automotive, Inc. Key Leadership Deferred Income Stock Purchase Plan and the Tower Automotive, Inc. Director Deferred Stock Purchase Plan (the “Deferred Stock Plans”), which allow certain colleagues to defer receipt of all or a portion of their annual cash bonus and allows outside directors to defer all or a portion of their annual retainer. The Company made a matching contribution of one-third of the deferral. The Company matching contribution vests on the 15th day of December of the second plan year following the date of the deferral. In accordance with the terms of the plans, the deferral and the Company’s matching contribution may be placed in a “Rabbi” trust, which invests solely in the Company’s Common Stock. This trust arrangement offers a degree of assurance for ultimate payment of benefits without causing constructive receipt for income tax purposes. Distributions from the trust can only be made in the form of the Company’s Common Stock. The assets in the trust remain subject to the claims of creditors of the Company and are not the property of the colleague or outside director. Under these plans, $0.6 million was deferred (including employer match) during the year ended December 31, 2004. Effective January 1, 2005, participant and Company deferrals to this plan ceased. Effective February 2, 2005, the date the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Code, all assets in the trust were frozen and are subject to compromise in the Company’s bankruptcy proceedings.
Restricted Stock
In July 2001, the Company offered its existing colleagues and designated consultants the right to exchange certain Company stock options, having an exercise price of $17.125 or more, for shares of restricted stock. As a result of this offer, effective September 17, 2001, the Company issued 530,671 shares of its common stock under the Tower Automotive, Inc. Long Term Incentive Plan, subject to certain restrictions and risks of forfeiture, in exchange for the surrender of options to purchase a total of 1,503,500 shares of the Company’s common stock. The cost of this exchange was recorded in stockholders’ investment as deferred compensation based upon the fair value of stock issued and was being expensed over the applicable vesting periods. The weighted average fair value of shares granted in 2005 and 2004 was $2.37 and $4.42, respectively. During the year ended December 31, 2004, 342,736 shares vested, and 26,031 shares were forfeited. As of December 31, 2004, no shares remain restricted.
During the year ended December 31, 2006, no shares were awarded under the Tower Automotive, Inc. Long Term Incentive Plan, 25,820 shares were forfeited and 20,000 shares vested. As of December 31, 2006, 512,440 shares remain restricted.
12. Employee Benefit Plans
The Company sponsors various pension and other postretirement benefit plans for its employees.

As of December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires balance sheet recognition of the over funded or under funded status of pension and post-retirement benefit plans. Under SFAS No. 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as accumulated other comprehensive losses, net of tax effects, until they are amortized as a component of net periodic benefit cost.
The incremental effect of adopting SFAS No. 158 on the Company’s financial statements at December 31, 2006 decreased accumulated other comprehensive income by approximately $26.2 million.
The following table reflects the impact of the adoption of SFAS No. 158 on our Consolidated Balance Sheet at December 31, 2006:

	Before
	Application of		After Application
	SFAS No. 158	Adjustments	of SFAS No. 158
Other assets, net	103,206	(1,808)	101,398
Liabilities subject to compromise	1,260,365	24,417	1,284,782
Accumulated other comprehensive income (loss)	39,086	(26,225)	12,861
Retirement Plans
The Company’s UAW Retirement Income Plan and the Tower Automotive Pension Plan provide for substantially all U.S. union employees. Benefits under the plans are based on years of service. Contributions by the Company are intended to provide not only for benefits attributed to service to date, but also for those benefits expected to be earned in the future. The Company’s funding policy is to annually contribute the amounts sufficient to meet the higher of the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 or the minimum funding requirements under the Company’s union contracts. The Company expects minimum pension funding requirements of $10.0 million during 2007. Expected benefit payments amount to $19.2 million, $18.7 million, $18.2 million, $17.5 million and $16.9 million, respectively, for the years 2007, 2008, 2009, 2010 and 2011 for a total of $90.5 million during that five-year period. Aggregate expected benefit payments for the years 2012 through 2016 are $79.6 million. During the fourth quarter of 2006, the Company made contributions of $1.8 million. The Company’s obligations under these retirement plans may be subject to compromise in the Company’s bankruptcy proceedings and are classified as such in the Consolidated Balance Sheets.
The following table provides a reconciliation of the changes in the benefit obligations and fair value of assets for the defined benefit pension plans (in thousands):

	2006	2005
Reconciliation of fair value of plan assets:
Fair value of plan assets at the beginning of the year	$191,785	$166,009
Actual return on plan assets	16,895	19,138
Employer contributions	28,601	27,480
Plan expenses paid	(1,167)	(1,160)
Benefits paid	(26,794)	(19,682)

Fair value of plan assets at the end of the year	$209,320	$191,785

Change in Benefit Obligations:
Benefit obligations at the beginning of the year	$282,864	$280,748
Service cost	4,263	4,628
Interest cost	15,084	15,449
Plan amendments	(8,474)	2,285
Actuarial loss (gain)	(8,843)	(564)
Benefits paid	(26,794)	(19,682)

Benefit obligations at the end of the year	$258,100	$282,864

Funded status	$(48,780)	$(91,079)

The following table presents the funded status of our pension and the amounts recognized in the balance sheet as of December 31, 2005:

2005
Funded Status Reconciliation:
Funded status	$(91,079)
Unrecognized prior service cost	11,542
Unrecognized actuarial losses	71,901
Contributions made after measurement date	5,547

Net amount recognized	$(2,089)

Amount recognized on the balance sheet as of year end:
Accrued benefit liability recorded as subject to compromise	$(91,079)
Intangible asset	11,542
Accumulated other comprehensive income	71,901
Contributions made after measurement date	5,547

Net amount recognized	$(2,089)

In connection with the restructuring plans discussed in Note 8, benefits for certain employees covered by the Tower Automotive Pension Plan and the UAW Retirement Income Plan are accounted for as curtailment and special termination benefits for the year ended December 31, 2005.
At the September 30, 2006 measurement date, the accumulated benefit obligation of the Company’s under funded defined benefit pension plans exceeded plan assets by approximately $48.8 million. The accumulated benefit obligation and the projected benefit obligation are equal during the years ended December 31, 2006 and 2005.
The following table provides the components of net periodic pension benefit cost for the plans (in thousands):

	2006	2005	2004
Service cost	$4,263	$4,628	$8,560
Interest cost	15,084	15,449	14,505
Expected return on plan assets	(12,954)	(15,096)	(12,179)
Amortization of transition asset	—	—	(5)
Amortization of prior service cost	1,260	3,378	4,216
Amortization of net (gains) losses	3,055	4,112	3,741
Curtailment loss	—	30,647	—

Net periodic benefit cost	$10,708	$43,118	$18,838

The estimated prior service cost and actuarial gains and losses for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into benefit cost in 2007 are $2.9 million and $2.3 million, respectively.
Amounts recognized in accumulated other comprehensive loss at December 31, 2006 and 2005 consist of the following:

	2006	2005
Net actuarial loss	$57,228	$71,901
Net prior service cost	1,808	11,542

Amount recognized	$59,036	$83,443

The reversal of the pension curtailment loss of $6.3 million, recognized in the first quarter of 2004, associated with the Company’s decision to not move the Ford Ranger frame assembly is not reflected in the table immediately above but is reflected in the Company’s Statement of Operations for the year ended December 31, 2004 as a restructuring charge reversal. (See Note 8).
The assumptions used in the measurement of the Company’s benefit obligation, based upon a September 30 measurement date, are as follows:

	2006	2005
Weighted-average assumptions at each year end:
Discount rate	5.75%	5.50%
Rate of compensation increase	4.50%	4.50%
The assumptions used in determining net periodic benefit cost are shown below.

	2006	2005	2004
Discount rate	5.50%	5.50%	5.95%
Expected return on plan assets	7.25%	8.50%	8.50%
Rate of compensation increase	4.50%	4.50%	4.50%
The Company’s allocations of plan assets on the September 30, 2006 and 2005 measurement dates are as follows:

	2006	2005	Target
Equity securities	57%	58%	57%
Fixed income investments	34%	33%	34%
Real estate	5%	5%	5%
Cash equivalents	4%	4%	4%
The present value of the Company’s pension benefit obligation is calculated through the use of the discount rate. The discount rate used is established annually at the measurement date and reflects the construction of a yield curve analysis from a third-party, which calculates the yield to maturity that mirrors the timing and amounts of future benefits.
The expected long-term rate of return on plan assets is based on the expected return of each of the above categories, weighted based on the median of the target allocation for each class. Over the long term, equity securities are expected to return between 9% and 11%, fixed income investments are expected to return between 5% and 8%, and cash is expected to return between 3% and 4%. Based on historical experience, the Company expects that the asset managers overseeing plan assets will provide a 0.5% to 1% per annum premium on equity securities and a 0.5% to 2% per annum premium on fixed income investments, to their respective market benchmark indices.
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
The Company sponsors various qualified profit sharing and defined contribution retirement plans. Each plan serves a defined group of colleagues and has varying required and discretionary Company contributions. The Company’s contributions may be required by collective bargaining agreements for certain plans. The Company ceased matching discretionary contributions in July 2005, if allowed under the particular plan. Expenses related to these plans were $1.8 million, $4.7 million and $7.1 million, respectively, during 2006, 2005 and 2004.
Supplemental Retirement Plan
The Tower Automotive Supplemental Retirement Plan allowed certain colleagues who are restricted in their contributions to the Tower Automotive Retirement Plan, by certain statutory benefit limitations, to defer receipt of all or a portion of their annual cash compensation. The Company made a matching contribution based on the terms of the plan. A portion of the Company’s matching contributions vested immediately and the remaining portion vested on the first day of the third plan year following the date of the colleague’s deferral. Effective January 1, 2005, colleague and Company contributions to this plan ceased. Effective February 2, 2005, the date the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Code, all assets related to this plan were frozen and were subject to compromise in the Company’s bankruptcy proceedings. On November 29, 2006, the Bankruptcy Court approved a motion by the Company to terminate the plan.
Retirement Plans of Non-U.S. Operations
The Company has no defined benefit pension plans associated with its non-U.S. operations. The Company primarily provides severance benefits to colleagues that have terminated their employment due to retirement or otherwise. The amount associated with such benefits depends upon the length of service of the colleague and also upon whether the termination was voluntary or at the request of the Company. Expenses associated with these non-U.S. plans amounted to $3.3 million, $3.4 million and $2.9 million, respectively, during 2006, 2005 and 2004.
Other Post Employment Plans
The Company provides certain medical insurance benefits for retired employees. Certain U.S. employees of the Company are eligible for these benefits if they fulfill the eligibility requirements specified by the plans. Certain retirees between the ages of 55 and 62 must contribute all or a portion of the cost of their coverage. Benefits are continued for dependents of eligible retiree participants subsequent to the death of the retiree. The Company has reached agreements with certain retirees and active U.S. employees to modify the benefits payable under the various plans. Expected benefit payments amount to $13.0 million, 13.4 million, $13.5 million, $13.6 million and $13.6 million, respectively, for the years 2007, 2008, 2009, 2010 and 2011 for a total of $67.1 million during that five-year period. Aggregate expected benefit payments for the years 2012 through 2016 are $31.0 million. During the fourth quarter of 2006, the Company made contributions of $1.3 million. In addition, the Company’s benefit obligations under these post-retirement benefit plans may be subject to compromise under the Company’s bankruptcy proceedings and are classified as such in the Consolidated Balance Sheets.
The following table provides a reconciliation of the changes in the benefit obligations and funded status of the Company’s other post employment benefit plans (in thousands):

	2006	2005
Reconciliation of fair value of plan assets:
Fair value of plan assets at the beginning of the year	$—	$—
Employer contributions	23,444	21,719
Benefits paid	(19,846)	(21,719)

Fair value of plan assets at the end of the year	$3,598	$—

Change in Benefit Obligations:
Benefit obligations at the beginning of the year	$166,808	$173,026
Service cost	125	505
Interest cost	7,747	8,528
Plan amendments	(50,787)	(415)
Actuarial loss (gain)	(4,297)	(356)
Benefits paid	(19,846)	(21,719)
Curtailment loss	1,046	7,239

Benefit obligations at the end of the year	$100,796	$166,808

Funded status	$(97,198)	$(166,808)

The following table presents the funded status of our pension and the amounts recognized in the balance sheet as of December 31, 2005:

2005
Funded Status Reconciliation:
Funded status	$(166,808)
Unrecognized actuarial losses	84,890
Contributions after the measurement date	4,565

Net amount recognized	$(77,353)

Amount recognized on the balance sheet as of year end:
Accrued benefit liability recorded as subject to compromise	$(77,353)

The following table provides the components of net periodic benefit cost for the plans (in thousands):

	2006	2005	2004
Service cost	$125	$505	$378
Interest cost	7,747	8,528	7,738
Amortization of prior service credit	(855)	—	—
Amortization of actuarial loss	6,100	12,854	5,981
Curtailment loss	1,046	7,239	141

Net periodic benefit cost	$14,163	$29,126	$14,238

The estimated prior service cost and actuarial gains and losses for the plans that will be amortized from accumulated other comprehensive loss into benefit cost in 2007 are $0.9 million and $4.6 million, respectively.
Amounts recognized in accumulated other comprehensive loss at December 31, 2006 consist of the following:

2006
Net actuarial loss	$74,492
Net prior service cost	(49,932)

Amount recognized	$24,560

The discount rate used to measure the Company’s post employment benefit obligation was 5.75% for 2006 and 5.25% for 2005. The discount rate used to determine net periodic benefit costs was 5.25% in 2006, 5.00% in 2005 and 5.95% in 2004. The rate used reflects the construction of a yield curve analysis from a third-party, which calculates the yield to maturity that mirrors the timing of future benefits. The measurement date for the Company’s post retirement benefit plans is September 30. The discount rate used to measure the Company’s VEBA benefit obligation was 5.00% for 2006. The discount rate used to determine net periodic benefit costs was 5.00% in 2006. The measurement date for the Company’s VEBA plans is September 30.
For measurement purposes, an 11.0% annual rate of increase in per capita cost of covered health care benefits was assumed for 2006. The rate was assumed to decrease gradually to 5.00% by 2015 and remain at that level thereafter.
Assumed health care cost trend rates have an effect on the amounts reported for the post retirement medical plans. A one percentage point change in assumed health care costs trend rates would have the following effects (in thousands):

	Increase	Decrease
One percentage point change:
Effect on total service and interest cost components	$123	$114
Effect on the benefit obligation	—	—
Assumed health care cost trend rates have an immaterial effect on the amounts reported for the VEBA plans.
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

In May 2006, the Bankruptcy Court approved the agreements with the official committee representing the Company’s salaried retirees (the “Retiree Committee Stipulation”) and with the unions representing hourly retirees at the Company’s Milwaukee, WI facility (the “Milwaukee Stipulation”). Pursuant to the Retiree Committee Stipulation, salaried retirees continued to receive current benefits through June 30, 2006. The salaried retirees established a Voluntary Employee Benefit Association (“VEBA”) trust to administer benefits after June 30, 2006. The Company contributed cash of $0.6 million to the VEBA on June 30, 2006. The Company will also provide certain cash and equity consideration to the VEBA upon emergence from bankruptcy. Such consideration will total approximately $5 million. The Company will provide certain supplemental cash payments to the VEBA, until such time as the Company emerges from bankruptcy.
Under the Milwaukee Stipulation, the Company continued current benefit payments through June 30, 2006 for hourly retirees. A separate VEBA was established and began administering benefits for retirees and their dependents beginning July 1, 2006. The Company contributed cash of approximately $2.5 million on June 30, 2006. The Company will contribute additional amounts until emergence from bankruptcy. In addition, the Company may make additional cash contributions to the VEBA if the reorganized Company meets certain financial targets. The Company will make certain supplemental cash payments to the VEBA, until such time as the Company emerges from bankruptcy. In addition, the Company will make payments totaling approximately $3.5 million in settlement of all other outstanding matters with the impacted employees.
The Official Committee of Unsecured Creditors in the Company Chapter 11 cases has appealed the Bankruptcy Court’s approval of the Retiree Committee Stipulation and the Milwaukee Stipulation (the “1114 Appeal”). The appeal is currently pending in the United States Court of Appeals for the Second Circuit.
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
For accounting purposes, the Company has concluded that the postretirement medical benefits to be paid by the VEBAs and the Company’s related contribution obligations should be treated as defined benefit postretirement plans. As such, while the Company’s only obligation to the VEBAs is to contribute additional amounts, which are predetermined, the Company must account for net periodic postretirement benefit costs in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits other than Pensions,” and record any difference between the assets of each VEBA and its accumulated postretirement benefit obligation (“APBO”) in the Company’s financial statements. As of September 30, 2006, the Milwaukee Union and Non-Union VEBAs were included in the APBO. The Greenville Union VEBA was included during the fourth quarter of 2006.

13. Related Party Transactions
The Company made pension payments of approximately $262,000 in 2006, $255,000 in 2005 and $255,000 in 2004 to the mother of Gyula Meleghy, an executive officer of the Company, as required pursuant to the terms of the acquisition by the Company of Dr. Meleghy & Co GmbH on January 1, 2000. In addition, the Company purchased certain services from a business owned by his wife totaling approximately $2,000 in 2006, $70,000 in 2005 and $103,000 in 2004.
14. Segment Information
The Company produces a broad range of assemblies and modules for vehicle body structures and suspension systems for the global automotive industry. The Company’s operations have similar characteristics including the nature of products, production processes and customers. The Company’s products include body structures and assemblies, lower vehicle frames and structures, chassis modules and systems and suspension components. Management reviews the operating results of the Company and makes decisions based upon two operating segments: North America and International. The following is a summary of selected data for each of our segments, excluding discontinued operations, where applicable:

	North
	America	International	Total
2006:
Revenues	$1,171,475	$1,367,968	$2,539,443
Interest expense, net	60,430	34,901	95,331
Operating income (loss)	(105,145)	54,025	(51,120)
Total assets	942,969	1,164,025	2,106,994
Capital expenditures	60,572	58,610	119,182
Depreciation expense	89,069	73,722	162,791
Restructuring and asset impairment charges, net	53,676	16,827	70,503
Chapter 11 and related reorganization items	66,224	—	66,224
Income (loss) before provision (benefit) for income taxes	(231,799)	19,124	(212,675)
Provision for income taxes	3,019	8,684	11,703

2005:
Revenues	$1,643,108	$1,289,101	$2,932,209
Interest expense, net	69,382	32,421	101,803
Operating income (loss)	(141,980)	63,633	(78,347)
Total assets	1,156,513	1,134,713	2,291,226
Capital expenditures	45,139	78,392	123,531
Depreciation expense	100,143	73,003	173,146
Restructuring and asset impairment charges, net	113,768	2,624	116,392
Chapter 11 and related reorganization items	167,438	—	167,438
Income (loss) before provision (benefit) for income taxes	(378,800)	31,212	(347,588)
Provision (benefit) for income taxes	(2,102)	18,540	16,438

2004:
Revenues	$1,732,603	$1,095,948	$2,828,551
Interest expense, net	126,425	13,543	139,968
Operating income (loss)	(337,836)	81,804	(256,032)
Total assets	1,438,858	1,124,480	2,563,338
Capital expenditures	144,663	66,263	210,926
Depreciation expense	90,524	56,065	146,589
Restructuring and asset impairment charges, net	(1,384)	671	(713)
Goodwill impairment charge	337,230	—	337,230

	North
	America	International	Total
Income (loss) before provision (benefit) for income taxes	(436,730)	44,590	(392,140)
Provision (benefit) for income taxes	176,373	(1,575)	174,798
Inter-segment sales are not significant for any period presented. Capital expenditures do not equal cash disbursed for purchases of property, plant, and equipment as presented in the accompanying consolidated statements of cash flows, as capital expenditures include amounts paid and accrued during the periods presented.

The following is a summary of revenues and long-lived assets by geographic location (in thousands):

		Years Ended and End of Year December 31,
	2006		2005		2004
		Long-Lived		Long-Lived		Long-Lived
	Revenues	Assets	Revenues	Assets	Revenues	Assets
North America	$1,171,475	$484,962	$1,643,108	$540,131	$1,732,603	$689,628
Europe	806,431	253,964	752,042	237,086	643,244	257,268
Asia	443,426	198,384	441,128	234,651	391,530	236,191
South America	118,111	25,128	95,931	18,549	61,174	14,218

	$2,539,443	$962,438	$2,932,209	$1,030,417	$2,828,551	$1,197,305

Revenues are attributed to geographic locations based on the location of specific production. Long-lived assets consist of net property, plant and equipment and capitalized tooling.
The following is a summary of the approximate composition by product category of the Company’s revenues (in thousands):

	Years Ended December 31,
	2006	2005	2004
Body structures and assemblies	$1,498,800	$1,492,001	$1,255,980
Complex body-in-white assemblies	323,053	393,719	233,853
Lower vehicle frames and structures	513,501	777,365	872,873
Chassis modules and systems	41,457	51,798	162,841
Suspension components	130,748	179,687	243,842
Other	31,884	37,639	59,162

	$2,539,443	$2,932,209	$2,828,551

The Company sells its products directly to automotive manufacturers. Following is a summary of customers that accounted for 10 percent or more of consolidated revenues in each of the three years ended December 31, 2006:

	2006	2005	2004
Ford Motor Company	28%	33%	38%
Hyundai/Kia	13%	12%	11%
Renault/Nissan	11%	12%	6%
DaimlerChrysler	10%	12%	16%
Receivables from the above-mentioned customers, potentially subjecting the Company to concentration of credit risks, represented 24%, 28%, and 33% of total accounts receivable for the years ended December 31, 2006, 2005 and 2004.

15. Commitments and Contingencies
Leases
The Company leases office and manufacturing space and certain equipment under non-cancelable lease agreements, which require the Company to pay maintenance, insurance, taxes and other expenses in addition to rental payments. The Company has entered into leasing commitments with lease terms expiring between the years 2007 and 2020. The properties covered under these leases include manufacturing equipment and facilities and administrative offices and equipment. Rent expense for all operating leases totaled $43.5 million, $66.8 million and $89.9 million in 2006, 2005 and 2004 respectively. Future minimum capital and operating lease payments at December 31, 2006 are as follows (in thousands):

Year	Operating Leases	Capital Leases
2007	35,366	5,884
2008	33,033	6,282
2009	31,041	11,333
2010	20,720	2,048
2011	12,112	1,956
Thereafter	59,659	16,387

	$191,931	43,890

Less-amount representing interest		(10,686)

Present value of minimum lease payments		$33,204

The amounts of these rental commitments have not been adjusted to reflect any potential impact that the bankruptcy proceedings may have upon the timing and valuation of such commitments (see Note 2).
Purchase Commitments
As of December 31, 2006, the Company was obligated under executory purchase orders for approximately $59.5 million of tooling and $27.8 million of capital expenditures.
Key Employee Retention Plan Agreements
On March 30, 2005, the Bankruptcy Court entered an order approving the execution and implementation of a Key Employee Retention Program (“KERP”) by the Company and the assumption of certain executive contracts. Under the order, three separate retention funds were made available, including specific retention incentives for approximately 100 Key Employees (“the Core KERP Agreements”). Under the Core KERP Agreements, the Company agreed to pay the applicable employee a retention incentive. The total amount of the retention incentive (which varies by employee from 40% to 110% of base salary) is payable in four installments of 25% each, conditioned upon the employee’s continued employment by the Company through each of the scheduled payment dates. The four scheduled payment dates are (1) May 2, 2005; (2) November 2, 2005; (3) the confirmation of a plan of reorganization in the Company’s Chapter 11 proceedings; and (4) six months after the confirmation of a plan of reorganization in the Company’s Chapter 11 proceedings. In addition, a transition incentive pool was established for Key Employees whose roles will be phased out, but whose employment during such phase out remains critical and a discretionary fund was made available to address unanticipated retention needs. The cost of the Key Employee Retention Program and the assumption of certain executive contracts is approximately $13.2 million. During the years ended December 31, 2006 and 2005, the Company recognized reorganization expense of $3.1 million and $5.4 million, respectively, in relation to this plan.
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
Settlement

In October 2005, the Bankruptcy Court approved a settlement agreement between the Company and a vendor. As a result of this settlement, the Company recognized a gain of $7.7 million in the fourth quarter of 2005, which is reflected as other income in the accompanying Consolidated Statements of Operations.

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
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The established liability for environmental matters is based upon management’s best estimates of expected investigation/remediation costs related to environmental contamination. It is possible that actual costs associated with these matters will exceed the environmental reserves established by the Company. Inherent uncertainties exist in the estimates, primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability and evolving technologies for handling site remediation and restoration. At December 31, 2006 and 2005, the Company had accrued $10.2 million and $11.4 million, respectively, for environmental remediation.
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
On February 2, 2005, the Debtors filed a voluntary petition for relief under the Bankruptcy Code. The cases of each of the Debtors were consolidated for the purpose of joint administration (See Note 2). As a result of the commencement of the Chapter 11 proceedings by the Debtors, an automatic stay has been imposed against the commencement or continuation of legal proceedings, pertaining to claims existing as of February 2, 2005, against the Debtors outside of the Bankruptcy Court. Claimants against the Debtors may assert their claims in the Chapter 11 proceedings by filing a proof of claim, to which the Debtors may object and seek a determination from the Bankruptcy Court as to the allowability of the claim. Claimants who desire to liquidate their claims in legal proceedings outside of the Bankruptcy Court will be required to obtain relief from the automatic stay by order of the Bankruptcy Court. If such relief is granted, the automatic stay will remain in effect with respect to the collection of liquidated claim amounts. Generally, all claims against the Debtors that seek a recovery from assets of the Debtors’ estates will be addressed in the Chapter 11 proceedings and paid only pursuant to the terms of a confirmed plan of reorganization. The company filed its plan of reorganization on May 1, 2007.
Following the above-referenced February 2, 2005 filing, certain claims were filed against certain current and former officers and directors of Tower Automotive, Inc., alleging various (1) violations of the federal securities laws (the “Securities Litigation”), and (2) breaches of fiduciary duties to participants in and beneficiaries of the Company’s various 401(k) retirement plans in connection with the availability of the Common Stock of Tower Automotive, Inc. as an investment option under the plans (the “ERISA Litigation”). Defendants have moved to dismiss the claims in each of the cases. The motions are pending in federal court in the Southern District of New York. On December 13, 2006, Tower Automotive, Inc. reached an agreement in principal with counsel for plaintiffs to settle the ERISA Litigation, subject to appropriate documentation and necessary court approvals. On January 18, 2007, Tower Automotive, Inc. filed in the Bankruptcy Court a motion seeking approval of its participation in the proposed settlement for approximately $2.0 million. That motion remains pending in the Bankruptcy Court.
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
16. Quarterly Financial Data (Unaudited)
The following is a condensed summary of quarterly results of operations, excluding discontinued operations, for 2006 and 2005. Restructuring and asset impairment charges are reflected in the quarters of 2006 and 2005 as described in Note 8 (in thousands, except per share amounts):

			Loss	(Loss)
			Before	Per Share Before
		Gross	Accounting	Accounting
	Revenues	Profit	Change	Change
2006:
First	$670,759	$48,892	$(10,337)	$(0.18)
Second	677,473	56,547	(75,385)	(1.29)
Third	561,049	7,525	(65,165)	(1.11)
Fourth	630,162	37,194	(51,179)	(0.86)

	$2,539,443	$150,158	$(202,066)	$(3.44)

2005:
First	$824,093	$66,593	$(98,798)	$(1.68)
Second	838,453	79,477	(133,650)	(2.28)
Third	631,849	21,821	(76,556)	(1.31)
Fourth	637,814	12,221	(56,516)	(0.96)

	$2,932,209	$180,112	$(365,520)	$(6.23)

In connection with the adoption of FIN 47, a non-cash, after-tax charge of $7.9 million was reflected as a change in accounting principle in the fourth quarter of 2005 (see Note 1).
17. Subsequent Events
On March 28, 2007, the Company announced in a press release that it has filed a restructuring term sheet with the U.S. Bankruptcy Court for the Southern District of New York.
On May 1, 2007, the Company entered into an Asset Purchase Agreement with an affiliate of Cerberus Capital Management, L.P. pursuant to which, subject to the terms and conditions set forth therein, it agreed to sell substantially all of its assets to such company.
On May 1, 2007, the Company announced that it has filed its Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Plan”) and accompanying Disclosure Statement with the U.S. Bankruptcy Court for the Southern District of New York. The Company expects to close a sale transaction by July 31, 2007, following the completion of a competitive bidding process as outlined in the Asset Purchase Agreement, and Bankruptcy Court approval of both the Plan and sale transaction.

18. Consolidating Guarantor and Non-Guarantor Financial Information
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

TOWER AUTOMOTIVE, INC.
Consolidating Balance Sheet at December 31, 2006
(Amounts in thousands)

					Non-Guarantor
	R. J. Tower	Parent	Guarantor	Non-Guarantor	Unrestricted
	Corporation	Guarantor	Companies	Restricted Companies	Companies	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$5,691	$—	$14	$58,420	$150	$—	$64,275
Accounts receivable	2,072	2,812	76,829	234,137	23,800	—	339,650
Inventories	—	—	43,438	53,810	9,938	—	107,186
Prepaid tooling and other	2,929	—	20,479	43,069	27,541	—	94,018
Assets of discontinued operations	—	—	24,738	—	—	—	24,738

Total current assets	10,692	2,812	165,498	389,436	61,429	—	629,867

Property, plant and equipment, net	381	—	474,516	317,585	160,460	—	952,942
Investments in and advances to (from) affiliates	493,126	(273,896)	(808,881)	20,898	(5,028)	826,951	253,170
Goodwill	—	—	—	169,617	—	—	169,617
Other assets, net	9,357	—	23,003	53,654	15,384	—	101,398

	$513,556	$(271,084)	$(145,864)	$951,190	$232,245	$826,951	$2,106,994

Liabilities and Stockholders’ Investment (Deficit)
Current liabilities not subject to compromise:
Current maturities of long-term debt and capital lease obligations	$—	$—	$4	$10,261	$72,584	$—	$82,849
Current portion debtor-in-possession borrowings	595,000	—	—	—	—	—	595,000
Accounts payable	11,670	—	90,134	182,203	61,289	—	345,296
Accrued liabilities	32,647	—	59,675	67,768	6,664	—	166,754
Liabilities of discontinued operations	—	—	20,503	—	—	—	20,503

Total current liabilities	639,317	—	170,316	260,232	140,537	—	1,210,402

Liabilities subject to compromise	624,238	391,588	285,319	—	—	(16,363)	1,284,782

Non-current liabilities not subject to compromise:
Long-term debt, net of current maturities	40,986	—	43,765	4,023	44,836	—	133,610
Obligations under capital leases, net of current maturities	—	—	—	29,852	—	—	29,852
Other non-current liabilities	559	—	21,217	78,138	11,106	—	111,020

Total non-current liabilities	41,545	—	64,982	112,013	55,942	—	274,482

Stockholders’ investment (deficit)	(791,544)	(662,672)	(666,481)	578,945	35,766	843,314	(662,672)

	$513,556	$(271,084)	$(145,864)	$951,190	$232,245	$826,951	$2,106,994

TOWER AUTOMOTIVE, INC.
Consolidating Statement of Operations for the Year Ended December 31, 2006
(Amounts in thousands)

				Non-Guarantor	Non-Guarantor
	R. J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$—	$1,149,319	$1,039,387	$350,737	$—	$2,539,443
Cost of sales	(7,587)	—	1,133,197	920,867	342,808	—	2,389,285

Gross profit	7,587	—	16,122	118,520	7,929	—	150,158
Selling, general and administrative expenses	(47,524)	—	119,490	49,603	9,948	—	131,517
Restructuring and asset impairment charges, net	(170)	(15,284)	50,000	29,506	6,451	—	70,503
Other operating expense/(income)	6,900	—	(12,648)	5,006	—	—	(742)

Operating income (loss)	48,381	15,284	(140,720)	34,405	(8,470)	—	(51,120)

Interest expense	85,041	—	3,196	2,169	7,998	—	98,404
Interest income	(2,465)	—	—	6	(614)	—	(3,073)
Intercompany interest expense/(income)	(27,297)	—	—	28,668	(1,371)	—	—
Chapter 11 and related reorganization items	35,807	68	30,349	—	—	—	66,224

Income (loss) before provision for income taxes, equity in earnings of joint ventures, and minority interest	(42,705)	15,216	(174,265)	3,562	(14,483)	—	(212,675)

Provision (benefit) for income taxes	(52,259)	4,065	50,918	11,881	(2,902)	—	11,703

Income (loss) before equity in earnings of joint ventures and subsidiaries and minority interest	9,554	11,151	(225,183)	(8,319)	(11,581)	—	(224,378)

Equity (losses) earnings in joint ventures and subsidiaries, net	(222,771)	(213,217)	—	24,837	—	436,089	24,938
Minority interest, net of tax	—	—	—	(6,678)	—	—	(6,678)

Income (loss) from continuing operations	(213,217)	(202,066)	(225,183)	9,840	(11,581)	436,089	(206,118)
Income from discontinued operations	—	—	4,052	—	—	—	4,052

Net income (loss)	$(213,217)	$(202,066)	$(221,131)	$9,840	$(11,581)	$436,089	$(202,066)

TOWER AUTOMOTIVE, INC.
Consolidating Statement of Cash Flows for the Year Ended December 31, 2006
(Amounts in thousands — unaudited)

				Non-Guarantor	Non-Guarantor
	R. J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(213,217)	$(202,066)	$(221,131)	$9,840	$(11,581)	$436,089	$(202,066)

Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities
Non-cash chapter 11 and related reorganization expenses, net	6,679	68	29,549	—	—	—	36,296
Non-cash restructuring and impairment, net	—	—	26,107	15,762	6,035	—	47,904
Depreciation	214	—	93,976	46,322	27,953	—	168,465
Deferred income tax provision (benefit)	—	—	—	(9,439)	3,052	—	(6,387)
Equity in earnings of joint ventures and subsidiaries, net	222,767	213,217	—	(24,833)	—	(436,089)	(24,938)
Non-cash minority interest	—	—	—	2,117	—	—	2,117
Changes in working capital and other operating items	(75,452)	(11,219)	124,369	2,340	6,406	—	46,444

Net cash provided by (used in) operating activities	(59,009)	—	52,870	42,109	31,865	—	67,835

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant and equipment	—	—	(59,559)	(38,797)	(28,227)	—	(126,583)
Cash proceeds from asset disposal	—	—	20,000	—	32,664	—	52,664

Net cash provided by (used in) investing activities	—	—	(39,559)	(38,797)	4,437	—	(73,919)

FINANCING ACTIVITIES:
Proceeds from borrowings	—	—	—	12,159	39,961	—	52,120
Repayments of borrowings	(2)	—	(13,453)	(21,841)	(76,256)	—	(111,552)
Proceeds from DIP credit facility	653,000	—	—	—	—	—	653,000
Repayments of DIP credit facility borrowings	(589,000)	—	—	—	—	—	(589,000)

Net cash provided by (used in) financing activities	63,998	—	(13,453)	(9,682)	(36,295)	—	4,568

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,989	—	(142)	(6,370)	7	—	(1,516)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	702	—	156	64,790	143	—	65,791

CASH AND CASH EQUIVALENTS, END OF YEAR	$5,691	$—	$14	$58,420	$150	$—	$64,275

TOWER AUTOMOTIVE, INC.
Consolidating Balance Sheet at December 31, 2005
(Amounts in thousands)

				Non-Guarantor	Non-Guarantor
	R. J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$702	$—	$156	$64,790	$143	$—	$65,791
Accounts receivable	3,381	3,210	147,391	168,600	21,234	—	343,816
Inventories	—	—	52,086	48,114	15,251	—	115,451
Prepaid tooling and other	5,119	—	60,397	88,555	31,209	—	185,280
Assets of discontinued operations	—	—	27,572	—	—	—	27,572

Total current assets	9,202	3,210	287,602	370,059	67,837	—	737,910

Property, plant and equipment, net	602	—	515,007	303,853	196,343	—	1,015,805
Investments in and advances to (from) affiliates	601,229	(99,312)	(749,021)	55,675	(3,124)	423,187	228,634
Goodwill	—	—	—	153,037	—	—	153,037
Other assets, net	27,386	—	30,937	53,787	18,105	—	130,215
Assets of discontinued operations	—	—	25,625	—	—	—	25,625

	$638,419	$(96,102)	$110,150	$936,411	$279,161	$423,187	$2,291,226

Liabilities and Stockholders’ Investment (Deficit)
Current liabilities not subject to compromise:
Current maturities of long-term debt and capital lease obligations	$—	$—	$11	$11,074	$126,424	$—	$137,509
Accounts payable	5,372	—	122,081	186,821	57,926	—	372,200
Accrued liabilities	25,211	—	60,699	65,408	16,742	—	168,060
Liabilities of discontinued operations	—	—	22,050	—	—	—	22,050

Total current liabilities	30,583	—	204,841	263,303	201,092	—	699,819

Liabilities subject to compromise	622,302	391,521	286,757	—	—	(16,363)	1,284,217

Non-current liabilities not subject to compromise:
Long-term debt, net of current maturities	40,986	—	43,768	6,608	16,461	—	107,823
Debtor-in-possession borrowings	531,000	—	—	—	—	—	531,000

Obligations under capital leases, net of current maturities	—	—	—	30,308	—	—	30,308
Other non-current liabilities	11,963	—	20,135	76,968	16,616	—	125,682

Total non-current liabilities	583,949	—	63,903	113,884	33,077	—	794,813

Stockholders’ investment (deficit)	(598,415)	(487,623)	(445,351)	559,224	44,992	439,550	(487,623)

	$638,419	$(96,102)	$110,150	$936,411	$279,161	$423,187	$2,291,226

TOWER AUTOMOTIVE, INC.
Consolidating Statement of Operations for the Year Ended December 31, 2005
(Amounts in thousands)

					Non-Guarantor
	R. J. Tower	Parent	Guarantor	Non-Guarantor	Unrestricted
	Corporation	Guarantor	Companies	Restricted Companies	Companies	Eliminations	Consolidated
Revenues	$—	$—	$1,601,736	$958,039	$372,434	$—	$2,932,209
Cost of sales	(7,158)	—	1,546,737	845,201	367,317	—	2,752,097

Gross profit	7,158	—	54,999	112,838	5,117	—	180,112
Selling, general and administrative expenses	(6,634)	—	98,815	46,116	11,426	—	149,723
Restructuring and asset impairment charge	705	(6,281)	119,344	2,624	—	—	116,392
Other expense/(income)	(51,523)	—	39,303	4,564	—	—	(7,656)

Operating income (loss)	64,610	6,281	(202,463)	59,534	(6,309)	—	(78,347)
Interest expense	85,811	2,221	1,949	4,975	8,323	—	103,279
Interest income	(149)	—	(2)	(611)	(714)	—	(1,476)
Intercompany interest expense/(income)	(28,674)	—	6,335	23,618	(1,279)	—	—
Chapter 11 and related reorganization items	65,471	375	101,592	—	—	—	167,438

Income (loss) before provision for income taxes, equity in earnings of joint ventures and minority interest	(57,849)	3,685	(312,337)	31,552	(12,639)	—	(347,588)
Provision (benefit) for income taxes	(9,339)	—	—	27,015	(1,238)	—	16,438

Income (loss) before equity in earnings of joint ventures and subsidiaries and minority interest	(48,510)	3,685	(312,337)	4,537	(11,401)	—	(364,026)
Equity (losses) earnings in joint ventures and subsidiaries, net	(328,547)	(377,057)	—	17,110	—	705,647	17,153
Minority interest, net of tax	—	—	—	(4,994)	—	—	(4,994)

Income (loss) from continuing operatinos	(377,057)	(373,372)	(312,337)	16,653	(11,401)	705,647	(351,867)
Loss from discontinued operatinos	—	—	(13,653)	—	—	—	(13,653)

Income (loss) before cumulative effect of accounting change	(377,057)	(373,372)	(325,990)	16,653	(11,401)	705,647	(365,520)
Cumulative effect of accounting change, net of tax	—	—	(6,547)	(1,116)	(189)	—	(7,852)

Net income (loss)	$(377,057)	$(373,372)	$(332,537)	$15,537	$(11,590)	$705,647	$(373,372)

TOWER AUTOMOTIVE, INC.
Consolidating Statement of Cash Flows for the Year Ended December 31, 2005
(Amounts in thousands)

				Non-Guarantor	Non-Guarantor
	R. J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(377,057)	$(373,372)	$(332,537)	$15,537	$(11,590)	$705,647	$(373,372)
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities
Cumulative effect of change in accounting principle	—	—	6,547	1,116	189		7,852
Non-cash chapter 11 and related reorganization expenses, net	41,171	375	101,593	—	—	—	143,139
Non-cash restructuring and asset impairment charges, net	—	—	121,084	1,567	—	—	122,651
Depreciation	331	—	103,987	43,746	30,623	—	178,687
Deferred income tax provision (benefit)	(29,214)	—	(11,161)	38,781	(380)	—	(1,974)
Equity in earnings of joint ventures and subsidiaries, net	328,547	377,057	—	(17,110)	—	(705,647)	(17,153)
Non-cash minority interest	—	—	—	3,430	—	—	3,430
Changes in working capital and other operating items	(219,535)	(4,060)	81,698	9,696	8,993	—	(123,208)

Net cash provided by (used in) operating activities	(255,757)	—	71,211	96,763	27,835	—	(59,948)

INVESTING ACTIVITIES:

Cash disbursed for purchases of property, plant and equipment	—	—	(65,167)	(57,450)	(30,027)	—	(152,644)

Net cash used in investing activities	—	—	(65,167)	(57,450)	(30,027)	—	(152,644)

FINANCING ACTIVITIES:
Proceeds from borrowings	—	—	—	16,414	39,738	—	56,152
Repayments of borrowings	(425,000)	—	(5,371)	(32,885)	(37,474)	—	(500,730)
Proceeds from DIP credit facility	1,293,507	—	—	—	—	—	1,293,507
Repayments of DIP credit facility borrowings	(719,647)	—	—	—	—	—	(719,647)

Net cash provided by (used in) financing activities	148,860	—	(5,371)	(16,471)	2,264	—	129,282

NET CHANGE IN CASH AND CASH EQUIVALENTS	(106,897)	—	673	22,842	72	—	(83,310)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	107,599	—	(517)	41,948	71	—	149,101

CASH AND CASH EQUIVALENTS, END OF YEAR	$702	$—	$156	$64,790	$143	$—	$65,791

TOWER AUTOMOTIVE, INC.
Consolidating Statement of Operations for the Year Ended December 31, 2004
(Amounts in thousands)

					Non-Guarantor
	R. J. Tower	Parent	Guarantor	Non-Guarantor	Unrestricted
	Corporation	Guarantor	Companies	Restricted Companies	Companies	Eliminations	Consolidated
Revenues	$726	$—	$1,693,282	$816,524	$318,019	$—	$2,828,551
Cost of sales	(3,948)	—	1,601,565	714,245	291,954	—	2,603,816

Gross profit	4,674	—	91,717	102,279	26,065	—	224,735
Selling, general and administrative expenses	(1,596)	—	98,883	37,220	10,710	—	145,217
Restructuring and asset impairment charge, net	1,859	—	(3,243)	—	671	—	(713)
Other operating expense/(income)	—	—	(967)	—	—	—	(967)
Goodwill impairment charges	—	—	326,309	10,921	—	—	337,230

Operating income (loss)	4,411	—	(329,265)	54,138	14,684	—	(256,032)
Interest expense	95,910	30,141	260	5,968	9,456	—	141,735
Interest income	(552)	—	—	(425)	(790)	—	(1,767)
Unrealized gain on derivative	—	(3,860)	—	—	—	—	(3,860)

Income (loss) before provision for income taxes, equity in earnings of joint ventures and minority interest	(90,947)	(26,281)	(329,525)	48,595	6,018	—	(392,140)
Provision (benefit) for income taxes	158,875	21,716	(1,783)	(14,886)	10,876	—	174,798

Income (loss) before equity in earnings of joint ventures and subsidiaries, minority interest and gain on sale of joint venture	(249,822)	(47,997)	(327,742)	63,481	(4,858)	—	(566,938)
Equity earnings (losses) in joint ventures and subsidiaries, net	(263,532)	(503,622)	—	—	—	780,524	13,370
Gain on sale of joint venture investment	9,732	—	—	—	—	—	9,732
Minority interest, net of tax	—	—	—	(5,754)	—	—	(5,754)

Income (loss) from continuing operations	(503,622)	(551,619)	(327,742)	57,727	(4,858)	780,524	(549,590)
Loss from discontinued operations	—	—	(2,029)	—	—	—	(2,029)

Net income (loss)	$(503,622)	$(551,619)	$(329,771)	$57,727	$(4,858)	$780,524	$(551,619)

TOWER AUTOMOTIVE, INC.
Consolidating Statement of Cash Flows for the Year Ended December 31, 2004
(Amounts in thousands)

				Non-Guarantor	Non-Guarantor
	R. J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(503,622)	$(551,619)	$(329,771)	$57,727	$(4,858)	$780,524	$(551,619)

Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities
Goodwill impairment charges	—	—	326,309	10,921	—	—	337,230
Non-cash restructuring and asset impairment charges, net	—	—	(6,276)	—	—	—	(6,276)
Depreciation	662	—	94,211	41,326	15,957	—	152,156
Deferred income tax provision (benefit)	128,966	21,716	38,234	(10,715)	(13,347)	—	164,854
Gain on sale of joint venture	(9,732)	—	—	—	—	—	(9,732)
Equity in earnings of joint ventures and subsidiaries, net	(13,370)	—	—	—	—	—	(13,370)
Non-cash minority interest	—	—	—	2,704	—	—	2,704
Changes in working capital and other operating items	903,048	(28,879)	(115,324)	(52,042)	32,598	(780,524)	(41,123)

Net cash provided by (used in) operating activities	505,952	(558,782)	7,383	49,921	30,350	—	34,824

INVESTING ACTIVITIES:
Capital expenditures, net	(4)	—	(121,042)	(26,851)	(23,093)	—	(170,990)
Net proceeds from sale of joint venture	(581,963)	633,663	—	—	—	—	51,700

Acquisitions, including joint venture interests and earn out payments	—	—	—	—	(21,299)	—	(21,299)

Net cash provided by (used in) investing activities	(581,967)	633,663	(121,042)	(26,851)	(44,392)	—	(140,589)

FINANCING ACTIVITIES:
Proceeds from borrowings	429,009	125,000	1	7,901	51,874	—	613,785
Repayment of borrowings	(245,395)	(199,984)	(5,211)	(29,442)	(39,889)	—	(519,921)
Net proceeds from issuance of common stock	—	103	—	—	—	—	103

Net cash provided by (used in) financing activities	183,614	(74,881)	(5,210)	(21,541)	11,985	—	93,967

NET CHANGE IN CASH AND CASH EQUIVALENTS	107,599	—	(118,869)	1,529	(2,057)	—	(11,798)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	—	118,352	40,419	2,128	—	160,899

CASH AND CASH EQUIVALENTS, END OF YEAR	$107,599	$—	$(517)	$41,948	$71	$—	$149,101

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2006, the Company carried out the evaluation required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2006 were not effective. This determination was based upon the identification of material weaknesses in the Company’s internal control over financial reporting, which the Company views as an integral part of its disclosure controls and procedures. As a result of this conclusion, the Company performed additional analysis and other post-closing procedures to ensure the Company’s Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the Consolidated Financial Statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.
The following material weaknesses in internal control over financial reporting were identified:
A material weakness in the Company’s Brazilian operations resulting from the following collective internal control deficiencies:
•	Insufficient technical accounting expertise in financial reporting for U.S. GAAP;

•	Insufficient and uncompleted account reconciliations;

•	Insufficient review of account reconciliations;

•	Insufficient monitoring of machinery and equipment capitalization and depreciation;

•	Insufficient procedures for estimating accruals;

•	Ineffective monitoring of certain accounts; and

•	Ineffective mitigating controls to compensate for other control deficiencies.
To address these material weaknesses, the Company is implementing enhancements to its internal control over financial reporting. These steps include:
•	Hiring a new financial leader for its Brazilian operations, completed on March 1, 2007, as well as upgrading staff positions;

•	Reinforcement of existing policies requiring account reconciliations to be performed and reviewed monthly;

•	Increased oversight activities; and

•	Providing additional training on financial reporting to appropriate personnel.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2006, the Company implemented changes in internal controls over financial reporting to continue its centralization and standardization activities. Such changes included:
•	Continuing the centralization of purchasing and accounts payable processing in its North American operations
In addition, the Company implemented changes in internal controls over financial reporting related to:
•	Improving the process of review of non-cash transactions for appropriate values in the Consolidated Financial Statements.

•	Improving the process of review of workers compensation

•	Improving the quarterly and annual tax financial reporting including revised quarterly and annual tax reporting package with full deferred reporting, payable, expense and notification of audit reporting.

•	Enhanced training on financial reporting and disclosure of income tax matters to non-U.S. personnel.
No other changes occurred during the most recent fiscal quarter that had a material effect or are reasonably likely to have a material effect on internal control over financial reporting.

Item 9B. Other Information.
None.
PART III
Item 10. Directors and Executive Officers of the Registrant.
Directors
The following table sets forth certain information with respect to the Company’s directors as of February 1, 2007:

Name	Age	Position
S.A. (Tony) Johnson	66	Director and Chairman
Anthony G. Fernandes	61	Director
Juergen M. Geissinger	47	Director
Ali Jenab	44	Director
Kathleen A. Ligocki	50	Director, President and CEO
F. Joseph Loughrey	57	Director
James R. Lozelle	61	Director
Georgia R. Nelson	56	Director
S. A. (Tony) Johnson has served as Chairman and as a Director since April 1993. Mr. Johnson is currently a Managing Partner of OG Partners, a private industrial management company. Mr. Johnson is the founder of Hidden Creek Industries (“Hidden Creek”), which was a private industrial management company based in Minneapolis, MN. In the past, Hidden Creek has provided certain management and other services to Tower Automotive. Mr. Johnson served as a director of Dura Automotive Systems, Inc., a manufacturer of mechanical assemblies and integrated systems for the automotive industry, from 1990 to 2004. He also currently serves as a director and member of the Compensation Committee of Cooper-Standard Automotive, Inc. and as a director of Commercial Vehicle Group, Inc.
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
Ali Jenab has served as a Director since January 2001. Mr. Jenab is a director and the President and Chief Executive Officer of VA Software Corporation. From February 2001 until July 2002, he served as its Chief Operating Officer and from August 2000 until February 2001, its Senior Vice President and General Manager, Systems Division.
Kathleen Ligocki has served as a Director since September 2003 and as the President and Chief Executive Officer of the Company since August 2003. Ms. Ligocki joined the Company from Ford Motor Company, where she had most recently served as a corporate officer and Vice President, Ford Customer Service Division. In addition to five years at Ford Motor Company, Ms. Ligocki worked for four years at United Technologies and fifteen years at General Motors Corporation. Ms. Ligocki serves as a director of Ashland Inc., a diversified specialty chemical company. She is also a director of Kettering University, the National Defense University Foundation, and several non-profit organizations. Ms. Ligocki also currently serves on the Executive Committees of the Manufacturer’s Original Equipment Suppliers Association (“OESA”) and the Manufacturer’s Alliance (“MAPI”).
F. Joseph Loughrey has served as a Director since November 1994. Mr. Loughrey is the President and Chief Operating Officer of Cummins, Inc., the world’s leader in the manufacture of large diesel engines. He is also a director of Cummins, Inc. Mr. Loughrey serves as a director of Sauer-Danfoss, Inc., a worldwide leader in the design, manufacture and sale of engineered hydraulic systems and components, and is a member of that company’s Compensation and Audit Committee. He is also the Chairman of the Board of Trustees for the Manufacturing Institute.

James R. Lozelle has served as a Director since May 1994. Mr. Lozelle, who is retired, served as Executive Vice President for the Company, with responsibility for the Company’s operations in Milwaukee, Wisconsin and Roanoke, Virginia, from April 1997 to January 1999.
Georgia R. Nelson has served as a Director since May 2001. Ms. Nelson has served as the President and Chief Executive Officer of PTI Resources, LLC since June 2005. Prior to June 2005, Ms. Nelson served as President of Midwest Generation EME, LLC, a wholesale power generator, an Edison International company since it was established in 1999 as a subsidiary of Edison Mission Energy. Ms. Nelson also served as General Manager of Edison Mission Energy – Americas, a global independent power operating, development and trading company. Ms. Nelson is a director of Cummins, Inc., the world’s leader in the manufacture of large industrial diesel engines.
The above-mentioned individuals are appointed annually or until their successors are duly elected and have qualified, or until their earlier death, resignation or removal. Due to the Company’s Chapter 11 filing, the Company has not held the Company’s 2007 annual meeting of stockholders, and the Company has no current plans to hold such a meeting. The Company’s directors were last elected at the Company’s annual meeting of stockholders held on May 20, 2004.
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
Executive Officers
The following table sets forth certain information with respect to the Company’s executive officers as of February 1, 2007:

Name	Age	Position
Kathleen A. Ligocki	50	President and Chief Executive Officer and Director
James A. Mallak	51	Chief Financial Officer, Chief Accounting Officer and Secretary
D. William Pumphrey	47	President, North America Operations
Vincent Pairet	44	President, Europe and South America
Gyula Meleghy	51	President, Asia
Kathy J. Johnston	49	Senior Vice President, Strategy and Business Development
Paul Radkoski	47	Senior Vice President, Global Purchasing
E. Renee Franklin	41	Senior Vice President, Global Human Resources
Jeffrey L. Kersten	39	Senior Vice President and Corporate Controller
Kathleen A. Ligocki See Directors above.
James A. Mallak has served as Chief Financial Officer of the Company since January 2004. He has also served as the Chief Accounting Officer of the Company since November 2006. He served as Treasurer of the Company from January 2004 to December 2005. He serves as Secretary of the Company. From 2001 to 2003, Mr. Mallak served as the Executive Vice President and Chief Financial Officer of Textron Fastening Systems, a division of Textron Inc. From 1999 to 2001, Mr. Mallak served as Executive Vice President and CFO of Textron Automotive Company. Mr. Mallak is also responsible for the Company’s Information Technology operations.
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
Vincent Pairet has served as President, European and South American Operations of the Company since June 2006. He also served as President, Asian Operations of the Company from September 2002 to June 2006. From 2000 to 2002, Mr. Pairet was based in Tokyo, Japan, as President of INERGY Automotive Systems, a joint venture between Solvay and Plastic-Omnium.
Gyula Meleghy has served as President, Asian operations of the Company since June 2006. Dr. Meleghy also served as President, European and South American Operations from August 2004 to June 2006. In the years prior to assuming this role, Dr. Meleghy served in the roles of Chief Operating Officer, and Vice President, Customer Service.
Kathy J. Johnston has served as a Senior Vice President since June 2000 with current responsibility for Enterprise Strategy and Business Development and continuing responsibility for the administrative aspects of the Company’s Chapter 11 proceedings. Prior to joining Tower, Ms. Johnston served as Vice President of Business Development for TRW’s Automotive Sector.
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
Jeffrey L. Kersten has served as Senior Vice President of the Company since December 2003 with current responsibilities as the Corporate Controller. Mr. Kersten had served as the Company’s European finance leader from January 2001 until November 2003. From December 2003 to February 2007, Mr. Kersten served as Enterprise Strategy and Business Development Leader. Prior to 2001, Mr. Kersten served in various finance roles after joining the Company in January 1997.
The above listed individuals are appointed annually to their respective offices to hold office until their successors are duly appointed and have qualified, or until their earlier death, resignation or removal.
Family Relationships
There are no family relationships between or among any of our directors and executive officers.
Code of Business Conduct and Ethics and Code of Ethics for Senior Officers and Leaders
The Company’s Board of Directors adopted a Code of Business Conduct and Ethics that applies to all of the Company’s colleagues, officers and directors. In addition, the Company’s Board adopted a Code of Ethics for Senior Officers and Leaders, which includes the Company’s principal executive officer, principal financial officer and principal accounting officer. Each of these codes are posted on the Company’s website at www.towerautomotive.com, and copies of these codes are filed as exhibits to the Company’s Form 10-K for the year ended December 31, 2004. Any changes to or waivers of either code will be disclosed on the Company’s website.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors, and greater than 10% beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file.
Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, the Company believes that during the period from January 1, 2006 through December 31, 2006, the Company’s officers, directors, and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements.

Legal Proceedings
On February 2, 2005, Tower Automotive, Inc. and 25 of its U.S. subsidiaries filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Consequently, individuals who were or are executive officers of Tower Automotive, Inc. have been associated with a corporation that filed a petition under federal bankruptcy laws.
Following the above-referenced filing, certain claims were filed against certain current and former officers and directors of Tower Automotive, Inc., alleging various (1) violations of the federal securities laws (the “Securities Litigation”), and (2) breaches of fiduciary duties to participants in and beneficiaries of the Company’s various 401(k) retirement plans in connection with the availability of the common stock of Tower Automotive, Inc. as an investment option under the plans (the “ERISA Litigation”). Defendants have moved to dismiss the claims in each of the cases. The motions are pending in federal court in the Southern District of New York. On December 13, 2006, Tower Automotive, Inc. reached an agreement in principal with counsel for plaintiffs to settle the ERISA Litigation, subject to appropriate documentation and necessary court approvals. On January 18, 2007, Tower Automotive, Inc. filed in the Bankruptcy Court a motion seeking approval of its participation in the proposed settlement for approximately $2.0 million. That motion remains pending in the Bankruptcy Court.
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

Item 11. Executive Compensation.
EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION & ANALYSIS (CD&A)
Compensation Committee membership and organization
In accordance with the charter of the Compensation Committee of the Board, the Compensation Committee is appointed by and serves at the discretion of the Board on the recommendation of the Nominating and Corporate Governance Committee. The Compensation Committee consists of no fewer than three members. All members of the Compensation Committee meet the independence requirements of the listing standards of NASDAQ and the non-employee director definition of Rule 16b-3 promulgated under Section 16 of the Exchange Act, and at least two members of the Committee meet the outside director definition of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).
Purpose
The purpose of the Compensation Committee is to assist the Board by overseeing matters relating to the compensation of Tower Automotive Inc.’s (“Tower’s” or the “Company’s”) leadership and such other related tasks as may be delegated to it by the Board. The Compensation Committee has overall responsibility for approving and evaluating all components of the compensation paid to Tower’s executive officers, including base salary, annual incentive bonuses and long-term incentives, and all compensation agreements, plans, policies and programs applicable to executive officers, including employment and severance agreements, change-in-control agreements and provisions, and any other executive officer-only compensation. The Compensation Committee also reviews and provides input with respect to the executive and leadership development policies, plans and practices developed by management that support the Company’s ability to develop and retain the superior executive and leadership talent required to deliver against the Company’s short- and long-term business strategies.
A copy of the Compensation Committee’s charter is available at: http://www.towerautomotive.com.
In carrying out its duties, the Compensation Committee has the authority to retain and terminate compensation consultants. During fiscal year 2006, the Compensation Committee engaged Hewitt Associates L.L.C., a compensation consulting firm, to advise on executive officer compensation and other matters related to the Compensation Committee charter.
Typically, the chief executive officer makes compensation recommendations to the Compensation Committee with respect to company officers. The executive chairman of the board then makes compensation recommendations to the Compensation Committee with respect to the chief executive officer, who is absent from the meeting during this dialogue. The Compensation Committee may accept or adjust such recommendations and also makes the sole determination of the chief executive officer’s compensation.
The Compensation Committee meets at scheduled times during the year and meets on an as-necessary interim basis. Following each of its meetings, the Compensation Committee delivers a report on the meeting to the Board, including a description of all actions taken.
Compensation philosophy
Tower’s philosophy in setting compensation policies for executive officers is to align pay with performance, while at the same time providing competitive compensation. The Compensation Committee approves and continually evaluates Tower’s compensation policies applicable to the executive officers, including the chief executive officer, and reviews the performance of these executive officers. The Compensation Committee believes that executive compensation should:
•	Provide a competitive total compensation package that enables Tower to attract, develop and retain key executive talent;

•	Align all pay programs with Tower’s annual and long-term business strategies and objectives; and

•	Provide a mix of base and variable compensation that directly links executive rewards to team and company performance.

Components of executive compensation
How amount of total compensation is determined
In order to evaluate Tower’s competitive position in the industry, the Compensation Committee retained Hewitt Associates L.L.C to conduct an executive compensation review and advise on other executive compensation matters. With respect to the executive compensation review, Hewitt Associates L.L.C. conducted a Total Compensation Measurement Study, in which they reviewed automotive / industrial companies of like size as a custom comparison peer group.
The study found that overall the Company’s top executives’ total compensation fell significantly below median levels of the peer group at the time of the review in December 2005 primarily due to the lack of an equity-based compensation program or any long-term incentive compensation. The Key Employee Retention Program approved as part of the bankruptcy process only partially offsets this gap to competitive executive pay. This market information served as one of the factors in determining the total compensation for the Company’s executive officers for 2006.
In addition to the market information, the Compensation Committee also reviewed and evaluated the performance of the Company and individual performance in order to determine the compensation of each executive officer.
Mix of pay components
Executive compensation is allocated between annual and long-term incentive compensation to attract, develop and retain executive talent while providing incentives that are aligned with the Company’s long-term business strategies and objectives. A significant portion of the executive officers’ annual and long-term compensation is at-risk. The percentage of compensation at risk increases as the level of position increases. This provides additional upside potential for executive officers, recognizing that these roles have greater influence on the performance of the Company.
The Compensation Committee focuses primarily on the following four components in forming the total compensation package for Tower’s executive officers:
•	Base salary;

•	Annual incentive bonus;

•	Long-term incentives; and

•	Perquisites and other benefits.
Base salary
The Compensation Committee intends to compensate the executive officers competitively within the Company’s industry. In addition to Hewitt Associate’s executive compensation review, the Compensation Committee considered the scope of, and accountability associated with, each executive officer’s position and such factors as the performance and experience of each executive officer when setting base salary levels for fiscal year 2006.
The Compensation Committee’s goal is to set base salary at a level comparable to the 50th percentile of the Company’s comparison peer group. In some circumstances the Compensation Committee recognizes that it is necessary to provide compensation at above-market levels; these circumstances include retaining key talent, recognizing roles that were larger in scope or accountability than standard market positions or to reward individual performance.
Base salary levels are evaluated annually as part of the Company’s performance review process, as well as upon a promotion or other change in job responsibility.
Annual incentive bonus
Executive officers are eligible to participate in Tower’s Annual Incentive Plan (the “AIP Plan”). The AIP Plan links cash bonuses to Company performance, based on operational measures that are deemed to be drivers of the Company’s long-term success.
For fiscal year 2006, the AIP Plan funding was based on the achievement of EBITDA, key operating metrics and individual performance. The AIP Plan was measured on a semi-annual basis, providing the opportunity for two bonus awards for the year if the performance criteria were met for each semi-annual period. The EBITDA and operating targets were derived from the Company ’s internal projections and 2006 business plan. The AIP Plan does not guarantee the payment of any cash bonuses if threshold EBITDA targets are not achieved.
The AIP Plan has a retention feature for key global leadership and North American-based colleagues such that 50% of the bonus earned in the first six months of the fiscal year is paid during the second six months of the fiscal year and the remaining 50% is paid after the end of the fiscal year. Fifty (50) percent of the bonus earned in the second half of the fiscal year is paid after the end of the fiscal year and the remainder is paid six months later. All payments are subject to continued service requirements.
Executive officers were eligible for annual target bonuses ranging from 50% to 90% of their annual base salary, depending on their position.
Bonus results for fiscal 2006:
The Company EBITDA and operational results for 2006 generated an average bonus payment of 56% of target for executive officers. Please refer to the “Summary Compensation Table” for details regarding the actual earned amounts for executive officers for 2006.
Key Employee Retention Plan
On March 30, 2005, the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) entered an order approving the implementation by the Company of Key Employee Retention Plan Agreements (the “KERP Agreements”) with certain of its key employees and the assumption of certain executive contracts. The KERP Agreements were designed to ensure the continued contributions of key employees during the Company’s pending Chapter 11 bankruptcy proceedings.
Under the KERP Agreements, the Company agreed to pay certain key employees retention incentive payments. These retention incentive payments have partially replaced the Company’s long-term incentive programs throughout the Chapter 11 process. For 2006, no payments were made to executive officers.
Pursuant to each KERP Agreement, if the employee voluntarily terminates his/her employment with the Company (other than retirement) or if the employee is terminated for cause (as defined in the KERP Agreement), the employee forfeits all unpaid amounts of retention incentive payments. If the employee’s employment is terminated by the Company other than for cause or is terminated due to retirement, disability or death, the Company is obligated to pay the employee (or the employee’s estate) a prorated portion of the unpaid amount of the retention incentive payment, based upon the termination date of employment.
Long-term incentives
Prior to filing Chapter 11 Bankruptcy, the Compensation Committee provided executive officers with long-term incentive awards through grants of stock options and restricted stock awards, which supported the long-term compensation strategy.
The Compensation Committee was responsible for determining grant recipients, when grants should be made, the exercise price per share and the number of shares to be granted. The Compensation Committee considered grants of long-term incentive awards to executive officers each fiscal year. Since filing Chapter 11 Bankruptcy in 2005, no new stock options or restricted stock awards have been granted to executive officers, although executive officer awards granted prior to 2005 may have vested in fiscal year 2006.
Please refer to the “Exercise and Holding of Previously Awarded Equity” section for details regarding outstanding equity awards and awards for executive officers that vested in 2006.
Perquisites and other benefits
The Company provides executive officers with a perquisite allowance that can be used at the executive officer’s discretion. The Compensation Committee believes that the perquisites are reasonable to attract and retain executive officers. Other executive officer benefit programs are substantially the same for executive officers as for all other eligible employees.
Executive officers on an international assignment may also be eligible to receive additional allowances (i.e. “perquisites”) consistent with the Company’s International Assignment Policy. The Company determines allowances based on industry standards, taking into consideration each executive’s personal circumstances and customary practice in the country where the executive is moving. The Company uses information from ORC Worldwide, a consulting firm, to determine the industry standards and practices. These perquisites may include a goods and services allowance, housing allowance, utilities allowance, relocation costs, an education allowance for dependent children, annual home leave trips for the executive and dependents, a company car and/or driver, tax preparation services, and repatriation costs.
Change in Control Agreements
The Company has entered into Change in Control Agreements with certain key colleagues, including the executive officers. All Change in Control Agreements are approved by the Compensation Committee. The structure of the Change in Control triggering events is consistent with observed competitive practices and is necessary to attract and retain executive talent. Please refer to “Post Employment Compensation — Other Potential Post-Employment Payments” for more information.
Discussion of compensation in excess of $1 million per year
The Compensation Committee has considered the implications of Section 162(m), which precludes a public corporation from taking a tax deduction for individual compensation in excess of $1 million for its chief executive officer or any of its four other highest-paid officers. This section also provides for certain exemptions to this limitation, specifically compensation that is performance-based within the meaning of Section 162(m).
With respect to bonuses granted by the Compensation Committee to such executive officers, the Compensation Committee approved the AIP Plan to qualify as performance-based bonus payments to executives under Section 162(m).
The Compensation Committee, however, reserves the right to award compensation to our executives in the future that may not qualify under Section 162(m) as deductible compensation. The Compensation Committee will, however, continue to consider all elements of the cost to the Company of providing such compensation, including the potential impact of Section 162(m).
Conclusion
The Compensation Committee believes that its executive compensation philosophy serves the best interests of the Company and its stockholders.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) required by Item 402(b) of Regulations S-K with management, and based on such review and discussions, the Compensation Committee recommended to the Board that the CD&A be included in this Annual Report on Form 10-K.
The Compensation Committee of the Board

F. Joseph Loughrey, Chairman
Juergen M. Geissinger
Ali Jenab
Georgia Nelson

SUMMARY COMPENSATION TABLE
The following table summarizes the total compensation earned for the year ended December 31, 2006 for the persons who served as the Company’s Chief Executive Officer (CEO), Chief Financial Officer (CFO) and the three other most highly compensated executive officers (the “Named Executive Officers”).

							Changes in
							Pension Value and
						Non-Equity	Nonqualified
				Stock	Option	Incentive Plan	Deferred	All Other
			Bonus ($)	Awards	Awards	Compensation	Compensation	Compensation
Name and Principal Position	Year	Salary ($)	[1]	($)	($)	($)	Earnings ($)	($)		Total ($)
Kathleen Ligocki	2006	775,000	347,216	—	—	—	—	27,382	[2]	1,149,598
President & CEO
James Mallak	2006	411,000	123,056	1,200	—	—	—	20,404	[3]	555,660
Chief Financial Officer
D. William Pumphrey, Jr.	2006	450,000	95,067	—	—	—	—	508,961	[4]	1,054,028
President North America Operations
Dr. Gyula Meleghy	2006	353,125	140,219	—	—	—	—	149,841	[6]	643,185
President, Asia Operations [5]
E. Renee Franklin	2006	172,917	123,750	—	—	—	—	198,098	[7]	494,765
Sr. VP, Global Human Resources

1.	Amounts earned pursuant to Tower Automotive, Inc.’s 2006 Annual Incentive Plan.

2.	Includes a perquisite allowance of $25,000 for Ms. Ligocki to be used for vehicle lease, financial and tax planning and club dues. Ms. Ligocki also received company-paid life insurance.

3.	Includes a perquisite allowance of $18,000 for Mr. Mallak to be used for vehicle lease, financial and tax planning and club dues. Mr. Mallak also received company-paid life insurance.

4.	For Mr. Pumphrey, includes $471,986 in guaranteed payments pursuant to his employment agreement. Amount also includes a perquisite allowance of $35,000 to be used at Mr. Pumphrey’s discretion, pursuant to his employment agreement. Mr. Pumphrey also received company-paid life insurance.

5.	Amounts for Dr. Meleghy were converted from Euros to U.S. dollars using the Company’s budgeted exchange rate of 1 Euros per 1.25 U.S. dollar and from Yen to U.S. dollars using the Company’s budgeted exchange rate of 111 Yen to 1 U.S. dollar.

6.	Includes allowances received pursuant to Dr. Meleghy’s expatriate assignment which includes $51,971 in education allowance, $42,188 in a goods & services allowance, $15,641 in tax gross-ups, furniture rental, a housing allowance, annual home leave travel, relocation expenses, and a utility allowance. This amount also includes a company vehicle, company paid life insurance, and a perquisite allowance to be used at his discretion pursuant to his employment agreement.

7.	For Ms. Franklin, includes a sign-on bonus of $75,000 upon her date of hire (5/15/2006). Amount also includes relocation payments of $114,909, as well as company-paid life insurance and a perquisite allowance to be used at Ms. Franklin’s discretion pursuant to her employment agreement.

Exercise and Holding of Previously Awarded Equity
Outstanding Equity Awards

	Option Awards					Stock Awards
Equity
								Equity	Incentive
								Incentive	Plan
								Plan	Awards:
								Awards:	Market
							Market	Number	or Payout
			Equity			Number	Value	of	Value of
			Incentive			of	of	Unearned	Unearned
			Plan			Shares	Shares	Shares,	Shares,
			Awards:			or Units	or Units	Units or	Units or
	Number of	Number of	Number of			of Stock	of Stock	Other	Other
	Securities	Securities	Securities			That	That	Rights	Rights
	Underlying	Underlying	Underlying			Have	Have	That	That
	Unexercised	Unexercised	Unexercised	Option	Option	Not	Not	Have Not	Have Not
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	(#)	($) [1]	(#)	($)
Kathleen Ligocki	—	—	—	—	—	70,000	4,900	—	—
James Mallak	20,000	—	—	$7.08	1/5/14	30,000	2,100	—	—
	25,000	—	—	$3.64	5/20/14	—	—	—	—
D. William Pumphrey Jr.	—	—	—	—	—	—	—	—	—
Dr. Gyula Meleghy	10,000	—	—	$13.19	3/8/2010	—	—	—	—
	10,000	—	—	$11.33	3/1/2011	—	—	—	—
	10,000	—	—	$13.75	5/15/2012	—	—	—	—
	10,000	—	—	$3.16	5/21/2013	—	—	—	—
	12,500	—	—	$3.64	5/20/2014	—	—	—	—
E. Renee Franklin	—	—	—	—	—	—	—	—	—

1.	As of December 31, 2006 the value of the Company’s Common Stock was $.07 per share.
Options Exercises & Stock Vested

	Options Awards		Stock Awards
	Number of Shares	Value Realized on	Number of Shares	Value Realized on
Name	Acquired on Exercise (#)	Exercise ($)	Acquired on Vesting (#)	Vesting ($)
Kathleen Ligocki	—	—	—	—
James Mallak	—	—	20,000	1,200
D. William Pumphrey Jr.	—	—	—	—
Dr. Gyula Meleghy	—	—	—	—
E. Renee Franklin	—	—	—	—
Post-Employment Compensation
Pension Benefits
The Company does not have a pension plan for executive officers.
Nonqualified Deferred Compensation
The Company filed a motion in Bankruptcy Court on November 16, 2006 to reject certain employee-related agreements related to salary continuation and deferred compensation arrangements, including the Supplemental Retirement Plan (“SRP”). The principal and income of the Rabbi Trust Agreement for the SRP will be subject to claims of the unsecured creditors. Therefore, although the executive officers participated in the SRP, they do not currently have aggregate balances under the SRP. No contributions were made to the SRP in fiscal year 2006.

Other Potential Post-Employment Payments
The tables below reflect the amount of compensation each executive officer would have received if their employment with the Company terminated on December 31, 2006 due to voluntary resignation, disability, death, retirement, for cause, involuntary not for cause, or if there was a change in control on December 31, 2006. These amounts are estimates based upon amounts earned through such time. Actual amounts to be paid can only be determined at the time an executive officer separates from the Company.
Voluntary Resignation or Termination for Cause

If the executive officer terminates employment voluntarily, or is terminated for cause, no post-employment payments would be made except for unused vacation that had been earned at the time of termination.
Termination due to Disability

If the executive officer’s employment terminates due to disability, he/she would receive any unpaid portion of earned bonus under the AIP Plan, a pro rata amount of his/her next unpaid retention incentive under the KERP Agreement, any unused earned vacation pay, the value of unvested restricted stock shares due to lapse of restrictions, and applicable disability payments according to the executive officer’s disability benefit plan.
Termination due to Retirement

If the executive officer retires, he/she would receive any unpaid portion of earned bonus under the AIP Plan, a pro rata amount of his/her next unpaid retention incentive under the KERP Agreement, any unused earned vacation pay, and the value of unvested restricted stock shares due to lapse of restrictions.
Termination due to Death

If the executive officer’s employment terminates due to death, his/her estate or designated beneficiary would receive any unpaid portion of earned bonus under the AIP Plan, a pro rata amount of his/her next unpaid retention incentive under the KERP Agreement, any unused earned vacation pay, the value of unvested restricted stock shares due to lapse of restrictions, and the life insurance policy proceeds applicable to the executive officer.
Termination without Cause

If the executive officer’s employment terminates without cause, he/she would receive any unpaid portion of earned bonus under the AIP Plan, a pro rata amount of his/her next unpaid retention incentive under the KERP Agreement, any unused earned vacation pay, and in some cases, severance payments, a continuation of medical benefits, and any other continuation of pay according to his/her employment agreement, employment contract or Company policy at the time of termination.
Termination due to Change in Control

Pursuant to a Change in Control Agreement entered into with each of our executive officers, executive officers are eligible to receive severance benefits if their employment is terminated within 36 months after a change in control, or within 6 months before a change in control. Benefits are not payable if the Company terminates the executive officer for cause, if employment terminates due to death, disability, retirement, or if the individual resigns without “good cause”. The agreements provide severance benefits for salary, bonus, benefits, and in some cases perquisites, for up to three years, to be paid out in a lump sum payment.
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

Kathleen Ligocki
President & CEO
The following table shows the potential payments upon termination or change in control of the Company for Kathleen Ligocki.

	Voluntary
Executive Benefit and	or For				Involuntary	Change
Payments Upon	Cause				not for	in
Separation	Termination	Disability	Death	Retirement	Cause	Control [1]
Annual Incentive Plan Unpaid Payment [2]	—	173,608	173,608	173,608	173,608	—
Pro-rata Target Bonus Payment [3]	—	—	—	—	—	523,892
KERP [4]	—	213,125	213,125	213,125	213,125	213,125
Restricted Stock [5]	—	4,900	4,900	4,900	—	4,900
Health & Welfare Benefits [6]	—	—	—	—	—	21,957
Life Insurance Proceeds	—	—	500,000	—	—	—
Lump Sum Cash Severance [7]	—	—	—	—	—	4,417,500
Salary Continuation Severance	—	—	—	—	1,472,500	—
Disability Payments [8]	—	180,000	—	—	—	—
Outplacement Services [9]	—	—	—	—	116,250	116,250
Excise Tax & Gross Ups	—	—	—	—	—	—

Total	—	571,633	891,633	391,633	1,975,483	5,297,624

1.	Termination without cause or resignation for good reason within six months prior to and 36 months after Change in Control.

2.	Reflects the reserved unpaid portion of the first half 2006 Annual Incentive Plan bonus.

3.	Reflects the prorated annual target under the 2006 Annual Incentive Plan that would be due upon Change in Control.

4.	KERP is a pro rata formula determined by the Company’s next vesting date, which cannot be calculated as of December 31, 2006 because the next date is Emergence from Bankruptcy, which is undetermined at time of filing. The amount disclosed is the full amount of the next KERP payment due.

5.	Reflects the value of shares of restricted stock as to which restrictions had not lapsed as of December 31, 2006.

6.	Reflects the value of premiums for health care, life and accidental death and dismemberment, and disability insurance that would be paid on behalf of Ms. Ligocki for a period of three years after the date of termination, unless Ms. Ligocki has substantially similar benefits from a subsequent employer, as determined by the Compensation Committee.

7.	The lump sum cash severance is based on a multiple of base salary plus a multiple of annual target bonus.

8.	Disability payment disclosed is an annual amount. The executive officer would receive payment up to age 65 if disability occurs prior to age 65.

9.	Ms. Ligocki is eligible for outplacement services for up to one year if terminated involuntary not for cause or for change in control with no maximum amount established. The amount disclosed is an estimated payment based on 15% of her base salary. This amount is consistent with the outplacement provisions of other executive officers.

James Mallak
Chief Financial Officer
The following table shows the potential payments upon termination or change in control of the Company for James Mallak.

	Voluntary
Executive Benefit and	or For				Involuntary	Change
Payments Upon	Cause				not for	in
Separation	Termination	Disability	Death	Retirement	Cause	Control [1]
Annual Incentive Plan Unpaid Payment [2]	—	61,528	61,528	61,528	61,528	—
Pro-rata Target Bonus Payment [3]	—	—	—	—	—	185,672
KERP [4]	—	110,000	110,000	110,000	110,000	110,000
Restricted Stock [5]		2,100	2,100	2,100	—	2,100
Health & Welfare Benefits [6]	—	—	—	—	6,168	31,170
Life Insurance Proceeds	—	—	1,000,000	—	—	—
Lump Sum Cash Severance [7]	—	—	—	—	—	1,977,600
Salary Continuation Severance	—		—	—	412,000	—
Disability Payments [8]	—	180,000	—	—	—	—
Outplacement Services [9]	—	—	—	—	—	61,800
Excise Tax & Gross Ups	—	—	—	—	—	—

Total	—	353,628	1,173,628	173,628	589,696	2,368,342

1.	Termination without cause or resignation for good reason within six months prior to and 36 months after Change in Control.

2.	Reflects the reserved unpaid portion of the first half 2006 Annual Incentive Plan bonus.

3.	Reflects the prorated annual target under the 2006 Annual Incentive Plan that would be due upon Change in Control.

4.	KERP is a pro rata formula determined by the Company’s next vesting date, which cannot be calculated as of December 31, 2006 because the next date is Emergence from Bankruptcy, which is undetermined at time of filing. The amount disclosed is the full amount of the next KERP payment due.

5.	Reflects the value of shares of restricted stock as to which restrictions had not lapsed as of December 31, 2006.

6.	Reflects the value of premiums for health care, life and accidental death and dismemberment, and disability insurance that would be paid on behalf of Mr. Mallak for a period of three years after the date of termination, unless Mr. Mallak has substantially similar benefits from a subsequent employer, as determined by the Compensation Committee.

7.	The lump sum cash severance is based on a multiple of base salary plus a multiple of annual target bonus.

8.	Disability payment disclosed is an annual amount. The executive officer would receive payment up to age 65 if disability occurs prior to age 65.

9.	Mr. Mallak is eligible for outplacement services for up to 15% of his base salary.

D. William Pumphrey Jr.
President North America Operations
The following table shows the potential payments upon termination or change in control of the Company for D. William Pumphrey.

	Voluntary
Executive Benefit and	or For				Involuntary	Change
Payments Upon	Cause				not for	in
Separation	Termination	Disability	Death	Retirement	Cause	Control [1]
Annual Incentive Plan Unpaid Payment [2]	—	47,534	47,534	47,534	47,534	—
Pro-rata Target Bonus Payment [3]	—	—	—	—	—	222,467
KERP	—	—	—	—	—	—
Restricted Stock	—	—	—	—	—	—
Health & Welfare Benefits [4]	—	—	—	—	—	40,798
Life Insurance Proceeds	—	—	1,000,000	—	—	—
Lump Sum Cash Severance [5]	—	—	—	—	—	2,160,000
Salary Continuation Severance	—	—	—	—	720,000	—
Disability Payments [6]	—	180,000	—	—	—	—
Outplacement Services [7]	—	—	—	—	—	67,500
Excise Tax & Gross Ups	—	—	—	—	—	—

Total	—	227,534	1,047,534	47,534	767,534	2,490,765

1.	Termination without cause or resignation for good reason within six months prior to and 36 months after Change in Control.

2.	Reflects the reserved unpaid portion of the first half 2006 Annual Incentive Plan bonus.

3.	Reflects the prorated annual target under the 2006 Annual Incentive Plan that would be due upon Change in Control.

4.	Reflects the value of premiums for health care, life and accidental death and dismemberment, and disability insurance that would be paid on behalf of Mr. Pumphrey for a period of three years after the date of termination, unless Mr. Pumphrey has substantially similar benefits from a subsequent employer, as determined by the Compensation Committee.

5.	The lump sum cash severance is based on a multiple of base salary plus a multiple of annual target bonus.

6.	Disability payment disclosed is an annual amount. The executive officer would receive payment up to age 65 if disability occurs prior to age 65.

7.	Mr. Pumphrey is eligible for outplacement services for up to 15% of his base salary.

Dr. Gyula Meleghy
President Asia Operations
The following table shows the potential payments upon termination or change in control of the Company for Dr. Gyula Meleghy. Amounts for Dr. Meleghy were converted from Euros to U.S. dollars using the Company’s budgeted exchange rate of 1 Euros per 1.25 U.S. dollar and from Yen to U.S. dollars using the Company’s budgeted exchange rate of 111 Yen to 1 U.S. dollar.

	Voluntary
Executive Benefit and	or For				Involuntary	Change
Payments Upon	Cause				not for	in
Separation	Termination	Disability	Death	Retirement	Cause	Control [1]
Annual Incentive Plan Unpaid Payment [2]	—	34,537	34,537	34,537	34,537	—
Pro-rata Target Bonus Payment [3]	—	—	—	—	—	177,338
KERP [4]	—	48,480	48,480	48,480	48,480	48,480
Restricted Stock	—	—	—	—	—	—
Health & Welfare Benefits [5]	—	—	—	—	—	30,713
Life Insurance & Disability Payments	—	1,278,230	639,115	—	—	—
Lump Sum Cash Severance [6]	—	—	—	—	—	1,800,000
Salary Continuation Severance [7]	—	—	—	—	600,000	—
Outplacement Services [8]	—	—	—	—	—	56,250
Excise Tax & Gross Ups	—	—	—	—	—	—

Total	—	1,361,247	722,132	83,017	683,017	2,112,781

1.	Termination without cause or resignation for good reason within six months prior to and 36 months after Change in Control.

2.	Reflects the reserved unpaid portion of the first half 2006 Annual Incentive Plan bonus.

3.	Reflects the prorated annual target under the 2006 Annual Incentive Plan that would be due upon Change in Control.

4.	KERP is a pro rata formula determined by the Company’s next vesting date, which cannot be calculated as of December 31, 2006 because the next date is Emergence from Bankruptcy, which is undetermined at time of filing. The amount disclosed is the full amount of the next KERP payment due.

5.	Reflects the value of premiums for health care, life and accidental death and dismemberment, and disability insurance that would be paid on behalf of Dr. Meleghy for a period of three years after the date of termination, unless Dr. Meleghy has substantially similar benefits from a subsequent employer, as determined by the Compensation Committee.

6.	The lump sum cash severance is based on a multiple of base salary plus a multiple of annual target bonus.

7.	Salary continuation is based on contract and German statute, which require a notice period.

8.	Dr. Meleghy is eligible for outplacement services for up to 15% of his base salary.

E. Renee Franklin
Sr. VP, Global Human Resources
The following table shows the potential payments upon termination or change in control of the Company for E. Renee Franklin.

	Voluntary
Executive Benefit and	or For				Involuntary
Payments Upon	Cause				not for	Change in
Separation	Termination	Disability	Death	Retirement	Cause	Control [1]
Annual Incentive Plan Unpaid Payment [2]	—	111,429	111,429	111,429	111,429	—
Pro-rata Target Bonus Payment [3]	—	—	—	—	—	152,680
KERP	—	—	—	—	—	—
Restricted Stock	—	—	—	—	—	—
Health & Welfare Benefits [4]	—	—	—	—	—	14,638
Life Insurance Proceeds	—	—	500,000	—	—	—
Lump Sum Cash Severance [5]	—	—	—	—	—	1,140,000
Salary Continuation Severance	—	—	—	—	440,000	—
Disability Payments [6]	—	—	—	—	—	—
Outplacement Services [7]	—	—	—	—	—	41,250
Excise Tax & Gross Ups	—	—	—	—	—	—

Total	—	111,429	611,429	111,429	551,429	1,348,568

1.	Termination without cause or resignation for good reason within six months prior to and 36 months after Change in Control.

2.	Reflects the reserved unpaid portion of the first half 2006 Annual Incentive Plan bonus.

3.	Reflects the prorated annual target under the 2006 Annual Incentive Plan that would be due upon Change in Control.

4.	Reflects the value of premiums for health care, life and accidental death and dismemberment, and disability insurance that would be paid on behalf of Ms. Franklin for a period of two years after the date of termination, unless Ms. Franklin has substantially similar benefits from a subsequent employer, as determined by the Compensation Committee.

5.	The lump sum cash severance is based on a multiple of base salary plus a multiple of annual target bonus plus guaranteed amounts per Ms. Franklin’s employment agreement if a Change in Control were to occur prior to the payment dates.

6.	Disability payment disclosed is an annual amount. The executive officer would receive payment up to age 65 if disability occurs prior to age 65.

7.	Ms. Franklin is eligible for outplacement services for up to 15% of her base salary.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Unless otherwise noted, the following table sets forth certain information regarding ownership of common stock and convertible trust preferred securities as of February 1, 2007, by (i) the beneficial owners of more than 5% of the Company’s common stock or convertible trust preferred securities, (ii) each director and named executive officer, and (iii) all of the Company’s directors and executive officers as a group. To the Company’s knowledge, each of such stockholders has sole voting and investment power as to the shares shown unless otherwise noted. Beneficial ownership of the common stock and convertible trust preferred securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Securities Exchange Act of 1934.

	Beneficial
	Ownership of
	Common Stock(1)
		Percent
Directors, Officers and 5%	Number of	of
Stockholders	Shares	Class
Kathleen Ligocki	135,475	*
James A. Mallak	75,000	*
D. William Pumphrey	—	*
[Kathy Johnston(2)	163,300	* ]
[Gyula Meleghy	52,500	* ]
Anthony G. Fernandes(2)	58,403	*
Juergen M. Geissinger(2)	32,676	*
Ali Jenab(2)	18,777	*
S. A. Johnson(2)	316,247	*
F. Joseph Loughrey(2)	57,306	*
James R. Lozelle(2)	278,321	*
Georgia Nelson(2)	76,336	*
Michael A. Roth and Brian J. Stark(3)	4,643,104	7.3%
Deutsche Bank AG(4)	5,703,601	8.87%
Credit Suisse (5)	5,519,904	8.7%
New York Life Trust Company(6)	4,626,193	7.91%
All Directors and executive officers as a group (16 persons)	1,372,422	2.3%

*	Less than one percent.

(1)	The number of shares includes shares that may be purchased under options that are exercisable in 60 days. Currently, all of the Company’s outstanding stock options are exercisable. The percent of class is calculated based on the number of shares outstanding plus such option shares.

(2)	Includes the following number of shares issuable as deferred compensation for the following individuals: Ms. Johnston — 26,124; Mr. Fernandes – 58,403; Dr. Geissinger – 25,037; Mr. Jenab – 18,777 ; Mr. Johnson – 35,637 ; Mr. Loughrey – 20,153; Mr. Lozelle – 1,945 and Ms. Nelson – 76,336.

(3)	Michael A. Roth and Brian J. Stark, as joint filers pursuant to Rule 13d-1(k) reported as of February 14, 2007, shared voting and dispositive power with respect to 4,643,104 shares of Common Stock. The address for Michael A. Roth and Brian J. Stark is 3600 South Lake Drive, St. Francis, Wisconsin 53235.

(4)	Deutsche Bank AG, on behalf of itself and its affiliates reported as of January 30, 2007, sole voting power and dispositive power with respect to 5,703,601 shares of Common Stock. The address for Deutsche Bank AG is Taunusanlage 12, D-60325 Frankfurt am Main, Federal Republic of Germany.

(5)	Credit Suisse, on behalf of the Investment Banking division reported as of February 13, 2007, sole voting and dispositive power with respect to 5,519,904 shares of Common Stock. The address for Credit Suisse is Uetilbergstrasse 231, P.O. Box 900 CH 8070 Zurich, Switzerland.

(6)	New York Life Trust Company in its capacity as directed trustee of various Company plans, reported as of February 14, 2007 sole voting and sole dispositive power over 4,626,193 shares of Common Stock. The address of New York Life Trust Company is 51 Madison Avenue, New York, New York, 10010.
The Company maintains certain stock option plans under which common stock is authorized for issuance to employees and directors, including the Company’s 1994 Key Employee Stock Option Plan, 1999 Long-Term Incentive Plan, and Independent Director Stock Option Plan. In addition, the Company maintains certain stock purchase plans, which include the Employee Stock Purchase Plan, Director Deferred Stock Purchase Plan, and Key Leadership Deferred Income Stock Purchase Plan.
The following table sets forth certain information regarding the above referenced equity compensation plans as of December 31, 2006.

Equity Compensation Plan Information

(c)
Number of securities
remaining available
	(a)	(b)	for future issuance
	Number of securities to	Weighted-average	under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights(1)	warrants and rights	reflected in column (a)
Equity compensation plans approved by security holders (3)	1,565,580 (1)	$7.03	2,958,293 (2)

Equity compensation plans not approved by security holders	—	—	—

Total	1,565,580	$7.03	2,958,293

(1)	Consists of 91,500 shares under the 1994 Key Employee Stock Option Plan, 1,388,880 shares under the 1999 Long-Term Incentive Plan and 85,200 under the Independent Director Stock Option Plan.

(2)	Consists of 1,169,660 shares under the 1994 Key Employee Stock Option Plan, 1,703,833 shares under the 1999 Long-Term Incentive Plan and 84,800 shares under the Independent Director Stock Option Plan.

(3)	Excludes the Company’s stock purchase plans.
Item 13. Certain Relationships and Related Transactions.
The Company made pension payments of approximately $262,000 in 2006, $255,000 in 2005 and $255,000 in 2004 to the mother of Gyula Meleghy, an executive officer of the Company, as required pursuant to the terms of the acquisition by the Company of Dr. Meleghy & Co GmbH on January 1, 2000. In addition, the Company purchased certain services from a business owned by his wife totaling approximately $2,000 in 2006, $70,000 in 2005 and $103,000 in 2004.
Item 14. Principal Accountant Fees and Services.
The Audit Committee of the Company’s Board of Directors appointed Deloitte & Touche LLP as principal independent auditors to examine the Consolidated Financial Statements of Tower Automotive, Inc. and its consolidated subsidiaries for 2006 and 2005. The following table displays the aggregate fees billed to the Company for the years ended December 31, 2006 and 2005, by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates.

	2006	2005
1. Audit Fees	$3,176,855	$4,839,967
2. Audit Related Fees	—	—
3. Tax Fees (a)	445,799	1,009,505
4. All Other Fees	—	—

(a)	Consists primarily of fees paid for tax compliance and tax planning services. This category includes services regarding sales and use, property and other tax return assistance, assistance with tax return filings in certain foreign jurisdictions, assistance with tax audits and appeals, preparation of expatriate tax returns, and general U.S. and foreign tax advice.
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
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Documents Filed as Part of this Form 10-K.
(1) Financial Statements: See Index to Consolidated Financial Statements on page 35 of this report.

(b) Exhibits:

Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended by the Certificate of Amendment to Certificate of Incorporated, dated June 2, 1997, incorporated by reference to the Registrant’s Form S-3 Registration Statement (Registration No. 333-38827), filed under the Securities Act of 1933 (the “S-3”)	*

3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Company’s Form S-1 Registration Statement (Registration No. 333-80320) (the“S-1”).	*

4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 of the S-1.	*

4.2	Euro Indenture, dated July 25, 2000, by and among R.J. Tower Corporation, certain of its affiliates and United States Trust Company of New York, as trustee (including the form of notes), incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-4 Registration Statement (Registration No. 333-45528), as filed with the SEC on December 21, 2000 (the “S-4”).	*

4.3	Exchange and Registration Rights Agreement, dated July 25, 2000, by and among R.J. Tower Corporation, certain of its affiliates and Chase Manhattan International, Limited, Bank of America International Limited, ABN AMRO Incorporated Donaldson, Lufkin & Jennrette International, First Chicago Limited and Scotia Capital (USA) Inc. (collectively, the“Initial Purchasers”), incorporated by reference to Exhibit 4.2 of the S-4.	*

4.4	Deposit Agreement, dated July 25, 2000, among R.J. Tower Corporation, Deutsche Bank Luxembourg S.A., and the Trustee, incorporated by reference to Exhibit 4.3 of the S-4.	*

4.5	Indenture, dated as of July 28, 1997, by and between the Registrant and Bank of New York, as trustee (including form of 5% Convertible Subordinated Note due 2004) incorporated by reference to Exhibit 4.5 of the S-3.	*

4.6	Indenture, dated June 13, 2003, among Registrant, certain subsidiaries and BNY Midwest Trust Company, as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-4 Registration Statement (Registration No. 333-107232), filed under the Securities Act of 1933 (the“2003 S-4”).	*

4.7	Registration Rights Agreement, dated June 13, 2003, by and among the Registrant, certain of its subsidiaries, and J.P. Morgan Securities Inc., for itself and on behalf of other Initial Purchases, incorporated by reference to Exhibit 4.2 of the 2003 S-4.	*

10.1**	1994 Key Employee Stock Option Plan, incorporated by reference to the S-1.	*

10.2**	Tower Automotive, Inc. Independent Director Stock Option Plan, incorporated by reference to Exhibit 4.3 of the Registrant’s Form S-8 dated December 5, 1996, filed under the Securities Act of 1933.	*

10.3	Joint Venture Agreement by and among Promotora de Empresas Zano, S.A. de C.V., Metalsa, S.A. de C.V. and R.J. Tower Corporation dated as of September 26, 1997 incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K dated October 23, 1997, filed under the Securities Exchange Act of 1934.	*

Exhibit
10.4	Certificate of Trust of Tower Automotive Capital Trust, incorporated by reference to Exhibit 4.1 of the Registrant’s 1998 Second Quarter 10-Q, filed under the Securities Exchange Act of 1934.	*

10.5	Amended and Restated Declaration of Trust of Tower Automotive Capital Trust, dated June 9, 1998, incorporated by reference to Exhibit 4.2 of the 1998 Second Quarter 10-Q, filed under the Securities Exchange Act of 1934.	*

10.6	Junior Convertible Subordinated Indenture for the 6 3/4% Convertible Subordinated Debentures, between Registrant and the First National Bank of Chicago, as Subordinated Debt Trustee, dated as of June 9, 1998, incorporated by reference to Exhibit 4.3 of the 1998 Second Quarter 10Q.	*

10.7	Form of 6 3/4% Preferred Securities, incorporated by reference to Exhibit 4.4 of the 1998 Second Quarter 10-Q.	*

10.8	Form of 6 3/4% Junior Convertible Subordinated Debentures, incorporated by reference to Exhibit 4.5 of the 1998 Second Quarter 10Q.	*

10.9	Guarantee Agreement, dated as of June 9, 1998, between Registrant as Guarantor, and the First National Bank of Chicago, as Guarantee Trustee, incorporated by reference to Exhibit 4.6 of the 1998 Second Quarter 10-Q.	*

10.10	Amended and Restated Credit Agreement among R.J. Tower Corporation, Tower Italia, S.r.L., Bank of America National Trust and Savings Association, as agent, and the other financial institutions named therein, dated August 23, 1999, incorporated by reference to Exhibit 10.43 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed under the Securities Exchange Act of 1934.	*

10.11 a	Tower Automotive, Inc. Long-Term Incentive Plan, incorporated by reference to Appendix A to Registrant’s Proxy Statement, dated April 12, 1999.	*

10.12 a	Tower Automotive, Inc. Director Deferred Stock Purchase Plan, incorporated by reference to Appendix A to Registrant’s Proxy Statement, dated April 10, 2000.	*

10.13 a	Tower Automotive, Inc. Key Leadership Deferred Income Stock Purchase Plan, incorporated by reference to Appendix B to Parent’s Proxy Statement, dated April 12, 1999.	*

10.14 a	Tower Automotive, Inc. Colleague Stock Purchase Plan, incorporated by reference to Exhibit 10.19 of the S-1.	*

10.15	Indenture for the 5.75% Convertible Senior Debentures dated as of May 24, 2004, Tower Automotive, Inc., as Issuer, and BNY Midwest Trust Company, as Trustee, incorporated by reference to Form 8-K, dated May 25, 2004.	*

10.16	Form of Tower Automotive, Inc. 5.75% Convertible Senior Debenture, incorporated by reference to Form 8-K dated May 25, 2004.	*

10.17	Resale Registration Rights Agreement dated as of May 24, 2004, for the Tower Automotive, Inc. 5.75% Convertible Senior Debentures Due 2024, incorporated by reference to Form 8-K, dated May 25, 2004.	*

10.18	Purchase Agreement dated May 17, 2004 for the 5.75% Convertible Senior Debentures due May 15, 2024, incorporated by reference to Form 8-K, dated May 25, 2004.	*

Exhibit
10.19	Credit Agreement dated as of May 24, 2004, among R.J. Tower Corporation, Tower Automotive, Inc., and the various financial institutions from time to time parties thereto, incorporated by reference to Form 8-K, dated May 25, 2004.	*

10.20	Revolving Credit, Term Loan and Guaranty Agreement, as amended dated February 2, 2005, incorporated by reference to Form 10-K for the year ended December 31, 2004.

10.21	Form of The Key Employee Retention Plan between Tower Automotive, Inc. and Key Employees incorporated by reference to Form 8-K, dated April 1, 2005.	*

10.22	Agreement between Tower Automotive, Inc., R.J. Tower Corporation and Silver Point Finance, LLC, dated February 3, 2005, incorporated by reference to Form 10-K for the year ended December 31, 2004.	*

10.23	Fourth Amendment to Revolving Credit, Term Loan and Guaranty Agreement, dated April 29, 2005, incorporated by reference to Form 10-K for the year ended December 31, 2004.	*

10.24	Fifth Amendment to Revolving Credit Term Loan and Guaranty Agreement, Dated October 3, 2005 incorporated by reference to Form 10-Q for the quarter Ended September 30, 2005.	*

10.25	Sixth Amendment to Revolving Credit Term Loan and Guaranty Agreement, Dated March 27, 2006 incorporated by reference to Form 10-K for the year ended December 31, 2005.	*

10.26	Seventh Amendment to Revolving Credit Term Loan and Guaranty Agreement Dated September 29, 2006 incorporated by reference to Form 8-K, dated November 1, 2006	*

12.1	Statement and Computation of Ratio of Earnings to Fixed Charges filed herewith.

14.1	Code of Business Conduct and Ethics incorporated by reference to Form 10-K for the year ended December 31, 2004.	*

14.2	Code of Ethics for Senior Officers and Leaders incorporated by reference to Form 10-K for the year ended December 31, 2004.	*

21.1	List of Subsidiaries filed herewith.

23.1	Consent of Deloitte and Touche LLP filed herewith.

23.2	Consent of KPMG Cárdenas Dosal, S.C. filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

Exhibit
32.1	Certification Pursuant to 18 U.S.C. Section 1350

32.2	Certification Pursuant to 18 U.S.C. Section 1350

99.1	Audit Committee Charter incorporated by reference to Form 10-K for the year ended December 31, 2004.	*

*	Incorporated by reference.

a	Indicates compensatory arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWER AUTOMOTIVE, INC.
/s/ S.A. Johnson
S.A. Johnson, Chairman

Date:
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 12, 2007. Each director of the Registrant, whose signature appears below, hereby appoints Kathleen Ligocki as his or her attorney-in-fact, to sign in his or her name and on his or her behalf, as a director of the Registrant and to file with the Commission any and all amendments to this Report on Form 10-K.

Signature	Title

/s/ S. A. Johnson	Chairman of the Board of Directors
S.A. Johnson

/s/ Kathleen Ligocki	Director and
Kathleen Ligocki	President and Chief Executive Officer

/s/ Anthony Fernandes	Director
Anthony Fernandes

Director
Jurgen M. Geissinger

/s/ Ali Jenab	Director
Ali Jenab

/s/ F.J. Loughrey	Director
F.J. Loughrey

/s/ James R. Lozelle	Director
James R. Lozelle

/s/ Georgia R. Nelson	Director
Georgia R. Nelson

/s/ James A. Mallak	Chief Financial Officer
James A. Mallak	(Principal Financial Officer and
Chief Accounting Officer)

Exhibit No.	Description

12.1	Statement and Computation of Ratio of Earnings to Fixed Charges filed herewith.

21.1	List of Subsidiaries filed herewith.

23.1	Consent of Deloitte and Touche LLP filed herewith.

23.2	Consent of KPMG Cárdenas Dosal, S.C. filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350

32.2	Certification Pursuant to 18 U.S.C. Section 1350