Form 10-Q
period 2007-03-31
TA DELAWARE, INC.
filed 2007-11-06
CIK 925548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-12733
TA DELAWARE, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1746238 (I.R.S. Employer Identification No.)

27175 Haggerty Road Novi, Michigan (Address of principal executive offices)	48377 (Zip Code)
(248) 675-6000
(Registrant’s telephone number, including area code)
Tower Automotive, Inc., 27175 Haggerty Road, Novi, MI 48377
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
Yes ☐     No ☑
The number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, at July 31, 2007 was 58,755,341 shares.

TA Delaware, Inc.
Form 10-Q

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements.
TA DELAWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands — unaudited)

	March 31, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$86,970	$64,275
Accounts receivable	374,585	339,650
Inventories	108,364	107,186
Prepaid tooling and other	98,086	94,018
Assets of discontinued operations	391	24,738

Total current assets	668,396	629,867

Property, plant and equipment, net	933,742	952,942
Investments in joint ventures	256,696	253,170
Goodwill	171,579	169,617
Other assets, net	91,327	101,398

Total assets	$2,121,740	$2,106,994

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities not subject to compromise:
Current maturities of long-term debt and capital lease obligations	$91,640	$82,849
Current portion of debtor-in-possession borrowings	653,900	595,000
Accounts payable	357,812	345,296
Accrued liabilities	157,817	166,754
Liabilities of discontinued operations	731	20,503

Total current liabilities	1,261,900	1,210,402

Liabilities subject to compromise	1,283,031	1,284,782

Non-current liabilities not subject to compromise:
Long-term debt, net of current maturities	132,085	133,610
Capital lease obligations, net of current maturities	29,269	29,852
Other non-current liabilities	119,303	111,020

Total non-current liabilities	280,657	274,482

Stockholders’ deficit:
Common stock	666	666
Additional paid-in-capital	682,084	682,031
Accumulated deficit	(1,352,639)	(1,308,906)
Accumulated other comprehensive income	15,365	12,861
Treasury stock	(49,324)	(49,324)

Total stockholders’ deficit	(703,848)	(662,672)

Total liabilities and stockholders’ deficit	$2,121,740	$2,106,994

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TA DELAWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts — unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues	$618,451	$670,759
Cost of sales	584,671	621,866

Gross profit	33,780	48,893
Selling, general and administrative expenses	31,959	34,037
Restructuring and asset impairment charges, net	5,827	2,522
Other operating income	—	(520)

Operating income (loss)	(4,006)	12,854
Interest expense (contractual interest of $46,963 in 2007 and $38,557 in 2006)	28,514	20,482
Interest income	(458)	(456)
Chapter 11 and related reorganization items	8,975	11,609

Loss before provision for income taxes, equity in earnings of joint ventures, and minority interest	(41,037)	(18,781)
Provision (benefit) for income taxes	3,388	(2,155)

Loss before equity in earnings of joint ventures, and minority interest	(44,425)	(16,626)
Equity in earnings of joint ventures, net of tax	3,526	6,684
Minority interest, net of tax	(2,189)	(966)

Loss from continuing operations	(43,088)	(10,908)
Income (loss) from discontinued operations	(306)	571

Net loss	$(43,394)	$(10,337)

Basic and diluted loss per share:
Loss from continuing operations	$(0.73)	$(0.19)
Income (loss) from discontinued operations	(0.01)	0.01

Net loss	$(0.74)	$(0.18)

Weighted average basic and diluted shares outstanding	58,691	58,654
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TA DELAWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands — unaudited)

	Three Months Ended March 31,
	2007	2006

OPERATING ACTIVITIES:
Net loss	$(43,394)	$(10,337)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash Chapter 11 and related reorganization items, net	3,562	6,016
Non-cash restructuring and impairment, net	2,734	679
Depreciation	40,847	41,387
Deferred income tax provision (benefit)	6,769	(7,685)
Equity in earnings of joint ventures, net	(3,526)	(6,684)
Non-cash minority interest	326	371
Change in working capital and other operating items	(32,404)	(20,440)

Net cash provided by (used in) operating activities	(25,086)	3,307

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant and equipment	(18,576)	(28,860)
Cash proceeds from asset disposal	—	32,664

Net cash provided by (used in) investing activities	(18,576)	3,804

FINANCING ACTIVITIES:
Proceeds from borrowings	14,216	11,139
Repayments of borrowings	(6,759)	(40,830)
Proceeds from DIP credit facility	292,000	216,000
Repayments of DIP credit facility	(233,100)	(135,000)

Net cash provided by financing activities	66,357	51,309

NET CHANGE IN CASH AND CASH EQUIVALENTS	22,695	58,420

Cash and cash equivalents, beginning of period	64,275	65,791

CASH AND CASH EQUIVALENTS, END OF PERIOD	$86,970	$124,211

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$25,272	$17,663
Income taxes paid (refunded)	$3,022	$1,043
Reorganization payments	$5,413	$5,605
Non-cash investing activities:
Net decrease in liabilities for purchases of property, plant and equipment	$(3,065)	$(4,122)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TA DELAWARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Basis of Presentation
The accompanying Condensed Consolidated Financial Statements have been prepared by TA Delaware, Inc. (the “Company” or the “Registrant”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Effective July 31, 2007, the registrant changed its name to TA Delaware, Inc. The information furnished in this report is used in conjunction with the predecessor, Tower Automotive, Inc. The information furnished in the Condensed Consolidated Financial Statements includes primarily normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The interim results for the periods presented are not indicative of the Company’s actual annual results.
As indicated in Note 2, the Company along with 25 of its United States (“U.S.”) subsidiaries (collectively, the “Debtors”) each filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code (“Bankruptcy Code”) in the U.S. Bankruptcy Court Southern District of New York (the “Court”). On July 11, 2007, the Court confirmed the Chapter 11 Reorganization Plan of the Debtors (the “Plan”) and approved the sale of substantially all of the Debtors’ assets to Tower Automotive, LLC, an affiliate of Cerberus Capital Management, L.P. The Plan became effective on July 31, 2007 (the “Effective Date”), and, in connection therewith, the Debtors completed the sale of substantially all of their assets to Tower Automotive, LLC. Upon the effectiveness of the Plan, all of the remaining assets of the Debtors were transferred to a Post-Consummation Trust. As a result of the foregoing, the Debtors collectively have no assets and have ceased all operations.
Subsequent to the bankruptcy filing date, the provisions in Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), applies to the Debtors’ financial statements while the Debtors operate under the provisions of Chapter 11. SOP 90-7 does not change the application of U.S. GAAP in the preparation of financial statements. However, SOP 90-7 does require that the financial statements, for periods including and subsequent to the filing of the Chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the Company.
Where necessary, prior years information has been reclassified to conform to the current year presentation. Operations classified as discontinued at March 31, 2007 have been excluded from the discussions of continuing operations and are discussed separately in Note 3.
Change in Accounting Principle
As previously reported in our 2006 Annual Report on Form 10-K, the Company recognized the funded status of its benefit plans at December 31, 2006 in accordance with the recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans”, (“SFAS No. 158”).
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007. See Note 11 for additional information.

Note 2. Chapter 11 Reorganization Proceedings
On February 2, 2005 (the “Petition Date”), the Debtors filed a voluntary petition for relief under the Bankruptcy Code in the United States Bankruptcy Court Southern District of New York (“Bankruptcy Court”). The cases were consolidated for administrative purposes. The filing was made necessary by: customer pricing pressures, North American automotive production cuts, significantly higher material costs (primarily steel) and the termination of accelerated payment programs of certain customers adversely affecting the Debtors’ liquidity and financial condition, all of which raised substantial doubt as to the Company’s ability to continue as a going concern. The Debtors operated their businesses as debtors-in-possession (“DIP”) pursuant to the Bankruptcy Code. An official committee of unsecured creditors was appointed.
Pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of the Debtors’ liabilities as of the Petition Date or to enforce pre-petition date contractual obligations were automatically stayed. As a general rule, absent approval from the Bankruptcy Court, the Debtors were prohibited from paying pre-petition obligations. In addition, as a consequence of the Chapter 11 filing, pending litigation against the Debtors was generally stayed, and no party could take any action to collect pre-petition claims except pursuant to an order of the Bankruptcy Court. However, the Debtors requested that the Bankruptcy Court approve certain pre-petition liabilities, such as employee wages and benefits and certain other pre-petition obligations. Since the filing, all orders sufficient to enable the Debtors to conduct normal business activities, including the approval of the Debtors’ DIP financing, were entered by the Bankruptcy Court. See Note 9 for a description of the DIP financing.
The objectives of the Chapter 11 filing were to protect and preserve the value of assets and to restructure and improve the Debtors’ operational and financial affairs in order to return to profitability. On July 11, 2007, the Court confirmed the Chapter 11 Reorganization Plan of the Debtors (the “Plan”) and approved the sale of substantially all of the Debtors’ assets to Tower Automotive, LLC, an affiliate of Cerberus Capital Management, L.P. The Plan became effective on July 31, 2007 (the “Effective Date”), and, in connection therewith, the Debtors completed the sale of substantially all of their assets to Tower Automotive, LLC. Upon the effectiveness of the Plan, all of the remaining assets of the Debtors were transferred to a Post-Consummation Trust. As a result of the foregoing, the Debtors collectively have no assets and have ceased all operations. The name of the Company was also changed to TA Delaware, Inc. as of the Effective Date.
Financial Statement Classification
The majority of the Debtors’ pre-petition debt is in default and is classified as “Liabilities Subject to Compromise” in the accompanying Consolidated Balance Sheets at March 31, 2007 and December 31, 2006. (See Note 9.)
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
Liabilities subject to compromise consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
Debt:
5.75% Convertible senior debentures	$124,999	$124,999
6.75% Subordinated debentures	258,750	258,750
9.25% Senior Euro notes	200,310	197,940
12% Senior notes	258,000	258,000

Total debt	842,059	839,689
Pension and other post-retirement benefits	143,081	142,841
Pre-petition accounts payable and accruals	160,842	165,203
Accrued interest on debt subject to compromise	21,343	21,343
Executory contracts	115,706	115,706

Total liabilities subject to compromise	$1,283,031	$1,284,782

The Debtors have incurred certain professional and other expenses directly associated with the bankruptcy proceedings. The Company disbursed cash of approximately $5.4 million and $5.6 million relating to these expenses during the three months ended March 31, 2007 and 2006, respectively. In addition, the Debtors have made certain provisions to adjust the carrying value of certain pre-petition liabilities to reflect the Debtors’ estimate of allowed claims. Such costs are classified as Chapter 11 and related reorganization items in the accompanying Statements of Operations for the three months ended March 31, 2007 and 2006 and consist of the following (in thousands):

	Three Months Ended March 31,
	2007	2006

Professional fees directly related to the filing	$9,801	$8,580
Key employee retention costs	—	2,961
Estimated executory contract rejection damages	—	68
Other reversals directly attributable to the Company’s reorganization	(826)	—

Total	$8,975	$11,609

Pursuant to the Bankruptcy Code, the Debtors have filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date. The Debtors have issued proof of claim forms to current and prior employees, known creditors, vendors and other parties with whom the Debtors have previously conducted business. To the extent the recipients disagree with the claims quantified on these forms, the recipient may file discrepancies with the Bankruptcy Court. Differences between the amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the bankruptcy proceedings. The Bankruptcy Court ultimately will determine liability amounts that will be allowed for these claims. The Company is in the process of receiving, cataloging and reconciling claims received in conjunction with this process. Because the Debtors have not received all claims and have not completed the evaluation of the claims received in connection with this process, the ultimate number and allowed amount of such claims is not presently known. The resolution of such claims could result in a material adjustment to the Company’s Condensed Consolidated Financial Statements.

Debtors’ Financial Statements
Presented below are the Condensed Combined Consolidated Financial Statements of the Debtors. These statements reflect the financial position, results of operations and cash flows of the combined Debtors, including certain transactions and resulting assets and liabilities between the Debtors and non-Debtor subsidiaries of the Company, which are eliminated in the Company’s Condensed Consolidated Financial Statements. Results of operations classified as discontinued are shown separately. For additional information on discontinued operations see Note 3.
Debtors’ Condensed Combined Balance Sheet
Debtors- in-Possession
(Amounts in thousands)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$7,916	$5,705
Accounts receivable	115,783	81,713
Inventories	43,132	43,438
Prepaid tooling and other	26,195	23,408
Assets of discontinued operations	391	24,738

Total current assets	193,417	179,002

Property, plant and equipment, net	462,472	474,897
Investments in and advances to non-debtor subsidiaries	882,135	868,374
Other assets, net	22,314	32,360

Total assets	$1,560,338	$1,554,633

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities not subject to compromise:
Current maturities of long-term debt and capital lease obligations	$3	$4
Current portion of debtor-in-possession borrowings	653,900	595,000
Accounts payable	112,348	101,804
Accrued liabilities	91,471	92,322
Liabilities of discontinued operations	731	20,503

Total current liabilities	858,453	809,633

Liabilities subject to compromise	1,299,394	1,301,145

Non-current liabilities not subject to compromise:
Long-term debt, net of current maturities	84,751	84,751
Other non-current liabilities	21,588	21,776

Total non-current liabilities	106,339	106,527

Total stockholders’ deficit	(703,848)	(662,672)

Total liabilities and stockholders’ deficit	$1,560,338	$1,554,633

Debtors’ Condensed Combined Statements of Operations
Debtors- in-Possession
(Amounts in thousands)

	Three Months Ended March 31,
	2007	2006

Revenues	$262,976	$332,689
Cost of sales	260,678	318,192

Gross profit	2,298	14,497
Selling, general and administrative expenses	14,626	21,258
Restructuring and asset impairment charges, net	5,117	2,411
Other operating (income) loss	1,150	(1,305)

Operating loss	(18,595)	(7,867)
Interest expense	25,948	17,696
Interest income	(437)	(321)
Inter-company interest income	(8,026)	(6,094)
Chapter 11 and related reorganization items	8,975	11,609

Loss before provision for income taxes, equity in earnings of joint ventures and equity in earnings from non-Debtor subsidiaries	(45,055)	(30,757)
Provision (benefit) for income taxes	(619)	938

Loss before equity in earnings of joint ventures and equity in earnings of non-Debtor subsidiaries	(44,436)	(31,695)
Equity in earnings (loss) of joint ventures, net of tax	(51)	68
Equity in earnings of non-Debtor subsidiaries	1,399	20,719

Loss from continuing operations	(43,088)	(10,908)
Income (loss) from discontinued operations	(306)	571

Net loss	$(43,394)	$(10,337)

Debtors’ Condensed Combined Statements of Cash Flows
Debtors- in-Possession
(Amounts in thousands)

	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(43,394)	$(10,337)
Adjustments required to reconcile net loss to net cash used in operating activities:
Non-cash Chapter 11 and related reorganization items, net	3,562	6,016
Non-cash restructuring and impairment, net	2,734	679
Depreciation	23,328	24,202
Equity in earnings of joint ventures and subsidiaries, net	(1,348)	(20,787)
Change in working capital and other operating items	(33,876)	(13,804)

Net cash used in operating activities	(48,994)	(14,031)

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant and equipment	(7,695)	(15,757)

Net cash used in investing activities	(7,695)	(15,757)

FINANCING ACTIVITIES:
Repayments of borrowings	—	(3)
Proceeds from DIP credit facility	292,000	216,000
Repayments of DIP credit facility	(233,100)	(135,000)

Net cash provided by financing activities	58,900	80,997

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,211	51,209

Cash and cash equivalents, beginning of period	5,705	858

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,916	$52,067

Note 3. Discontinued Operations
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” discontinued operations include components of entities or entire entities that, through disposal transactions, were eliminated from ongoing operations of the Company. Through the Company’s various restructuring plans, management disposed of Tower Automotive Lansing LLC, which is classified as discontinued as of December 31, 2006.
The following summary balance sheet information is derived from the business that is classified as discontinued, which management believes is representative of the residual net assets of the business disposed as of December 31, 2006: (in thousands)

	March 31,	December 31,
	2007	2006

ASSETS
Current assets:
Accounts receivable	$345	$24,692
Prepaid tooling and other	46	46

Total current assets	$391	$24,738

LIABILITIES
Current liabilities
Accounts payable	$731	$16,013
Accrued liabilities	—	4,490

Total current liabilities	$731	$20,503

The following summary results of operations information is derived from the business that was sold during 2006 (in thousands):

	March 31,	March 31,
	2007	2006

Revenues	$—	$98,961
Cost of sales	42	98,066

Gross profit	(42)	895
Other expense	264	—

Operating income (loss)	(306)	895
Interest expense	—	324

Net income (loss)	$(306)	$571

In accordance with Emerging Issues Task Force 87-24, “Allocation of Interest to Discontinued Operations”, the Company has elected to allocate interest expense to discontinued operations based on debt that can be identified as specifically attributed to this operation. At March 31, 2006, the amount of interest expense allocated was $0.3 million.
Note 4. New Accounting Pronouncements Not Yet Adopted
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
SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment to FASB Statement No. 115” (“SFAS No. 159”) — In February 2007, the FASB issued SFAS No. 159, which permits an entity to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Most of the provisions in SFAS No. 159 are elective, however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits companies to choose to measure eligible items at fair value at specified election dates. A business entity that elects the fair value option will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating the impact of this standard on the Company’s Condensed Consolidated Financial Statements.
Note 5. Inventories
Inventories are valued at the lower of first-in-first-out (“FIFO”) cost or market, and consist of the following (in thousands):

	March 31,	December 31,
	2007	2006

Raw materials	$46,764	$49,657
Work in process	27,555	26,127
Finished goods	34,045	31,402

	$108,364	$107,186

Note 6. Goodwill
The change in the carrying amount of goodwill for the international segment is as follows (in thousands):

Balance at December 31, 2006	$169,617
Currency translation adjustment	1,962

Balance at March 31, 2007	$171,579

Note 7. Investments in Joint Ventures
The Company is a 40% joint venture partner in Metalsa S. de R.L. (“Metalsa”), which is the largest supplier of vehicle frames and structures in Mexico. Metalsa is headquartered in Monterrey, Mexico and has manufacturing facilities located in Apodaca, Saltillo and San Luis Potosi, Mexico and Roanoke, Virginia. Promotora de Empresa Zano, S.A. de C.V. (“Proeza”) is a 60% joint venture partner in Metalsa. The Company has a technology sharing arrangement with Metalsa, whereby Metalsa agrees to pay for administrative services and technical assistance provided. During 2004, production of the frame assembly for the Dodge Ram light truck was moved from the Company’s Milwaukee, Wisconsin facility, which was expected to run production through 2009 to Metalsa. Production at the Milwaukee facility related to this program ceased in June 2005. The Company recognized no material revenue associated with the Dodge Ram frame program during the three months ended March 31, 2007 and 2006.
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

The table below summarizes the accrual, reflected in accrued liabilities, for the Company’s various restructuring actions for the three months ended March 31, 2007 (in thousands):

		Severance and	Lease and
	Asset	Outplacement	Other Exit
	Impairments	Costs	Costs	Total

Balance at December 31, 2006	$—	$9,423	$—	$9,423
Provision	290	2,992	5,321	8,603
Cash usage	—	(6,042)	(2,877)	(8,919)
Non-cash charges	(290)	—	(2,444)	(2,734)

Balance at March 31, 2007	$—	$6,373	$—	$6,373

Except as disclosed above, the Company does not anticipate incurring additional material cash charges associated with these actions.
The restructuring and asset impairment charges caption in the accompanying Condensed Consolidated Statements of Operations are comprised of both restructuring and non-restructuring related asset impairments. The components of that caption are as follows for the three months ended March 31, 2007 (in thousands):

Restructuring and related asset impairments, net	$8,603
Revision of estimate	—
Other asset impairments, net	(2,776)

Total	$5,827

At March 31, 2007, the $2.8 million of other asset impairments, net is primarily related to asset sales of $0.5 million and $2.4 million of ongoing recoveries of a cancellation claim of a customer program offset by $0.1 million of other losses.
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
Pursuant to SOP 90-7, the Company ceased recognizing interest expense on the Convertible Debentures, Senior Notes, Senior Euro Notes and the Subordinated Debentures effective February 2, 2005. Contractual interest not accrued during the period from January 1, 2007 through March 31, 2007 was $18.4 million. Contractual interest not accrued during the period from January 1, 2006 through March 31, 2006 was $18.1 million.
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
Advances under the DIP Agreement bear interest at a fixed rate per annum equal to (x) the greatest (as of the date the advance is made) of the prime rate, the Base CD Rate (as defined in the DIP Agreement) plus 1%, or the Federal Funds Effective Rate (as defined in the DIP Agreement) plus 0.5%, plus (y) 1.75% prior to the amendment and 2.75%, as amended, in the case of a loan under the revolving facility, or 2.25% prior to the amendment and 3.5%, as amended in the case of the term loan. Alternatively, the Debtors may request that advances be made at a variable rate equal to (x) the Adjusted LIBO Rate (as defined in the DIP Agreement), for a one-month, three-month, six-month, or nine-month period, at the election of the Debtors, plus (y) 2.75% prior to the amendment and 3.75%, as amended, in the case of a loan under the revolving facility, or 3.25% prior to the amendment and 4.5%, as amended in the case of the term loan. In addition, the DIP Agreement obligates the Debtors to pay certain fees to the Lenders as described in the DIP Agreement. At March 31, 2007, $37.9 million was available for borrowing under the revolving credit and letter of credit facility. At March 31, 2007, the weighted average interest rate associated with borrowings pertaining to the DIP Agreement was 9.82%. The DIP Agreement matured on August 2, 2007 and the Debtors’ paid all borrowings pertaining to the DIP Agreement on July 31, 2007 as part of the sale transaction to Cerberus Capital Management, L.P. as discussed further in Note 1.
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
Draws were made against the issued second lien letters of credit in the amount of $41 million as of March 31, 2007. The Debtors’ paid all borrowings pertaining to the Back-Stop Agreement on July 31, 2007 as part of the sale transaction to Cerberus Capital Management, L.P. as discussed further in Note 1.
Debt Classified as Not Subject to Compromise
The Company’s industrial development revenue bonds of $43.8 million are classified as liabilities not subject to compromise on the Company’s Condensed Consolidated Balance Sheet at March 31, 2007. The Company’s foreign subsidiary indebtedness of $168.2 million at March 31, 2007, is also not subject to compromise as the Company’s operating foreign subsidiaries are not included in the bankruptcy proceedings.

Note 10. Comprehensive Loss
The following table presents comprehensive loss, net of tax (in thousands):

	For the three months ended
	March 31,
	2007	2006
Net loss	$(43,394)	$(10,337)
Change in cumulative translation adjustment	2,504	7,332

Comprehensive loss	$(40,890)	$(3,005)

Note 11. Income Taxes
During the three months ended March 31, 2007, the Company recognized income tax expense of $3.4 million in relation to a net pre-tax loss of $41.0 million. This income tax provision resulted primarily from the recognition of foreign income taxes and state taxes. Full valuation allowances were provided for U.S. Federal income tax benefits generated during the 2007 period.
During the three months ended March 31, 2006, the Company recognized an income tax benefit of $2.2 million related to a pre-tax loss of $18.8 million. The Company recorded income tax expense that resulted from foreign income taxes related to the Company’s international operations and U.S. state taxes. Full valuation allowances were provided for U.S. Federal income tax benefits generated during the 2006 period. The 2006 income tax provision was offset by an $8.1 million tax benefit related to the reversal of a valuation allowance for certain tax loss carry-overs. The reversal of the valuation allowance resulted from the reorganization, completed in the 2006 period, at certain of the Company’s international operations. Such reorganization resulted in the ability to utilize tax loss carry-overs in future periods over a sufficiently long carry-forward period to cause the probability of their realization to be considered more likely than not.
We adopted FIN 48 as of January 1, 2007. FIN 48 clarified the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with SFAS No. 109. Unrecognized tax benefits are the difference between a tax position taken, or expected to be taken in a tax return, and the benefits recognized for accounting purposes pursuant to FIN 48. The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. As a result of implementing FIN 48, the Company recognized a $0.3 million decrease in retained earnings as of January 1, 2007.
Note 12. Stockholders’ Deficit
Loss Per Share
Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The average number of common shares was 58,690,867 and 58,653,829 for the three months ended March 31, 2007 and 2006.
There was a loss attributable to common stock for all periods presented, therefore, options to purchase shares of common stock were excluded from the calculations of diluted loss per share, as inclusion of these securities would have been anti-dilutive. Additionally, no shares potentially issuable to satisfy the in-the-money amount of the convertible debentures have been included in diluted earnings per share as of March 31, 2007 and 2006, as the convertible debentures have not met the requirements for conversion.
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
The Stock Option Plan provides for the issuance of options to purchase up to 3,000,000 shares of common stock at exercise prices equal to the market price of the common stock on the date of grant, subject to certain adjustments reflecting changes in the Company’s capitalization. As of March 31, 2007, 1,169,660 shares of common stock were available for issuance under the Stock Option Plan.
Summarized information pertaining to the Stock Option Plan follows:

			Weighted
	Shares		Average
	Under		Exercise
	Option	Exercise Price	Price	Exercisable
Outstanding, December 31, 2006	91,500	$17.13 — $22.97	$18.23	91,500
Forfeited	(1,000)	19.25	19.25
Expired	(2,000)	18.94	18.94

Outstanding, March 31, 2007	88,500	17.13 — 22.97	18.21	88,500

The aggregate intrinsic value is zero as the fair value of the underlying stock was less than the exercise price.
A summarization of stock options outstanding related to the Stock Option Plan at March 31, 2007 follows:

	Number	Options Outstanding		Options Exercisable
Range of	Outstanding	Weighted-Average	Weighted-	Number	Weighted-
Exercisable	At	Remaining	Average	Exercisable	Average
Options	3/31/07	Contractual Life	Exercise Price	3/31/07	Exercise Price

$17.13 — $22.97	88,500	1.44 yrs.	$18.21	88,500	$18.21
Incentive Plan
The Tower Automotive Inc. Long Term Incentive Plan (“Incentive Plan”), which was approved by stockholders and adopted in 1999, is designed to promote the long-term success of the Company through stock based compensation by aligning the interests of participants with those of its stockholders. Eligible participants under the Incentive Plan include key company colleagues, directors, and outside consultants. Awards under the Incentive Plan may include stock options, stock appreciation rights, performance shares and other stock based awards. The option exercise price must be at least equal to the fair value of the Common Stock at the time the option is granted. The Company’s Board of Directors determines vesting at the date of grant, which in no event can be less than six months from the date of grant. The Incentive Plan provides for the issuance of up to 3,000,000 shares of common stock. As of March
31, 2007, 1,703,833 shares of common stock were available for issuance under the Incentive Plan. The Compensation Committee of the Board of Directors is responsible for administration, participant selection and determination of terms and conditions of the Incentive Plan. Summarized information pertaining to the Incentive Plan follows:

				Weighted
			Weighted	Average Fair
	Shares		Average	Value of
	Under		Exercise	Options
	Option	Exercise Price	Price	Granted	Exercisable

Outstanding, December 31, 2006	1,388,880	$1.99 — $26.81	$9.88	$5.52	1,388,880
Forfeited	(78,300)	3.16 — 13.75	10.96

Outstanding, March 31, 2007	1,310,580	1.99 — 26.81	9.81	5.45	1,310,580

The following table summarizes certain information pertaining to stock options outstanding under the Incentive Plan:

	Number	Options Outstanding		Options Exercisable
Range of	Outstanding	Weighted-Average		Number
Exercisable	At	Remaining	Weighted-Average	Exercisable	Weighted-Average
Options	3/31/07	Contractual Life	Exercise Price	3/31/07	Exercise Price

$1.99 — $7.08	592,000	6.93 yrs.	$3.40	592,000	$3.40
11.33 — 15.56	597,090	3.95 yrs.	12.71	597,090	12.71
26.81	121,490	2.06 yrs.	26.81	121,490	26.81

	1,310,580	5.12 yrs.	9.81	1,310,580	9.81

Director Option Plan
In February 1996, the Company’s Board of Directors approved the Tower Automotive, Inc. Independent Director Stock Option Plan (the “Director Option Plan”) that provides for the grant of options to independent directors, as defined in the plan, to acquire up to 200,000 shares of the Company’s Common Stock, subject to certain adjustments reflecting changes in the Company’s capitalization. As of March 31, 2007, 84,800 shares of common stock were available for issuance under the Director Option Plan. The option exercise price must be at least equal to the fair value of the Common Stock at the time the option is granted. The Company’s Board of Directors determines vesting at the date of grant, which in no event can be less than six months from the date of grant. Summarized information pertaining to the Director Plan follows:

				Weighted
			Weighted	Average Fair
	Shares		Average	Value of
	Under		Exercise	Options
	Option	Exercise Price	Price	Granted	Exercisable

Outstanding, December 31, 2006	85,200	$18.94 — $22.97	$19.63	$10.33	85,200
Expired	(40,000)	18.94	18.94

Outstanding, March 31, 2007	45,200	19.25 — 22.97	20.24	10.27	45,200

     The following table summarizes certain information pertaining to stock options outstanding under the Director Option Plan follows:

		Options Outstanding		Options Exercisable
Range of	Number	Weighted-Average		Number
Exercisable	Outstanding	Remaining	Weighted-Average	Exercisable	Weighted-Average
Options	At 3/31/07	Contractual Life	Exercise Price	3/31/07	Exercise Price
$19.25—$22.97	45,200	1.65 yrs.	$20.24	45,200	$20.24
Note 13. Retirement Plans
The following table provides the components of net periodic pension benefit cost and other post-retirement benefit cost for the three months ended March 31, (in thousands):

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Service cost	$29	$1,065	$—	$32
Interest cost	3,581	3,771	1,212	2,049
Expected return on plan assets	(3,425)	(3,238)	(134)	—
Amortization of prior service cost	75	315	(660)	—
Amortization of net losses	515	764	982	2,147

Net periodic benefit cost	$775	$2,677	$1,400	$4,228

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2006 that it expects its minimum pension funding requirements to be $10.0 million during 2007. During the three months ended March 31, 2007, the Company made contributions of $0.2 million to its pension plans. The Company presently anticipates contributing an additional $9.8 million to fund its pension plans in 2007 for a total of $10.0 million based upon the Company’s most recent estimate. The Company’s obligations under these retirement plans may be subject to compromise in the Company’s bankruptcy proceedings.
The Company contributed $2.6 million during the three months ended March 31, 2007 to its defined contribution employee savings plans.
In April 2006, the Company submitted for approval to the Bankruptcy Court settlement agreements with two groups representing current and future retirees. Both settlements include modifications of retiree health care benefits for both retired salaried employees as well as current and future retirees of the Company’s Milwaukee, WI facility.
In May 2006, the Bankruptcy Court approved the agreements with the official committee representing the Company’s salaried retirees (the “Retiree Committee Stipulation”) and with the unions representing retirees at the Company’s Milwaukee, WI facility (the “Milwaukee Stipulation”). Pursuant to the Retiree Committee Stipulation, salaried retirees continued to receive current benefits through June 30, 2006. The salaried retirees established a Voluntary Employee Benefit Association (“VEBA”) trust to administer benefits after June 30, 2006. The Company will also provide certain cash and equity consideration to the VEBA upon emergence from bankruptcy. Such consideration will total approximately $5 million. The Company will also provide certain supplemental cash payments to the VEBA, until such time as the Company emerges from bankruptcy.
Under the Milwaukee Stipulation, the Company continued current benefit payments through June 30, 2006 for hourly retirees. A separate VEBA was established and began administering benefits for retirees and their dependents beginning July 1, 2006. The Company contributed cash of approximately $2.5 million on June 30, 2006. The Company will also contribute additional amounts until emergence from bankruptcy. In addition, the Company may make additional cash contributions to the VEBA if the reorganized Company meets certain financial targets. In addition, the Company will make payments totaling approximately $3.5 million in settlement of all other outstanding matters with the impacted employees.
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
For accounting purposes, the Company has concluded that the postretirement medical benefits to be paid by the VEBAs and the Company’s related contribution obligations should be treated as defined benefit postretirement plans. As such, while the Company’s only obligation to the VEBAs is to contribute additional amounts, which are predetermined, the Company must account for net periodic postretirement benefit costs in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits other than Pensions,” and record any difference between the assets of each VEBA and its accumulated postretirement obligation (“APBO”) in the Company’s financial statements. As of September 30, 2006, the Milwaukee Union and Non-Union VEBAs were included in the APBO. The Greenville Union VEBA was included during the fourth quarter of 2006.

Note 14. Segment Information
The Company produces a broad range of assemblies and modules for vehicle body structures and suspension systems for the global automotive industry. The Company’s operations have similar characteristics including the nature of products, production processes and customers. The Company’s products include body structures and assemblies, lower vehicle frames and structures, chassis modules and systems and suspension components. Management reviews the operating results of the Company and makes decisions based upon two operating segments: North America and International. The following is a summary of selected data for each of our segments, excluding discontinued operations, except for total assets (in thousands):

	North
	America	International	Total
Three months ended March 31, 2007:
Revenues	$263,096	$355,355	$618,451
Restructuring and asset impairment charges	5,660	167	5,827
Operating income (loss)	(18,150)	14,144	(4,006)
Total assets	$938,187	$1,183,553	$2,121,740
Three months ended March 31, 2006:
Revenues	$342,426	$328,333	$670,759
Restructuring and asset impairment charges	2,411	111	2,522
Operating income (loss)	(9,751)	22,605	12,854
Total assets	$1,228,272	$1,142,666	$2,370,938
Inter-segment revenues are not significant for any period presented.
Note 15. Commitments and Contingencies
Key Employee Retention Plan Agreements
On March 30, 2005, the Bankruptcy Court entered an order approving the execution and implementation of a Key Employee Retention Program (“KERP”) by the Company and the assumption of certain executive contracts. Under the order, three separate retention funds were made available, including specific retention incentives for approximately 100 Key Employees (“the Core KERP Agreements”). Under the Core KERP Agreements, the Company agreed to pay the applicable employee a retention incentive. The total amount of the retention incentive (which varies by employee from 40% to 110% of base salary) is payable in four installments of 25% each, conditioned upon the employee’s continued employment by the Company through each of the scheduled payment dates. The four scheduled payment dates are (1) May 2, 2005; (2) November 2, 2005; (3) the effective date of emergence in the Company’s Chapter 11 proceedings; and (4) six months after the effective date of emergence in the Company’s Chapter 11 proceedings. In addition, a transition incentive pool was established for Key Employees whose roles will be phased out, but whose employment during such phase out remains critical and a discretionary fund was made available to address unanticipated retention needs. The cost of the Key Employee Retention program and the assumption of certain executive contracts is approximately $13.2 million. The Company did not recognize any expense during the three months ended March 31, 2007 in relation to this plan.
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

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The established liability for environmental matters is based upon management’s best estimates of expected investigation/remediation costs related to environmental contamination. It is possible that actual costs associated with these matters will exceed the environmental reserves established by the Company. Inherent uncertainties exist in the estimates, primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability and evolving technologies for handling site remediation and restoration. As of March 31, 2007 and December 31, 2006, the Company had accrued approximately $9.9 million and $10.2 million, respectively, for environmental remediation.
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
Following the above-referenced February 2, 2005 filing, certain claims were filed against certain current and former officers and directors of the Company, alleging various (1) violations of the federal securities laws (the “Securities Litigation”), and (2) breaches of fiduciary duties to participants in and beneficiaries of the Company’s various 401(k) retirement plans in connection with the availability of the common stock of Tower Automotive, Inc. as an investment option under the plans (the “ERISA Litigation”). Defendants have moved to dismiss the claims in each of the cases, and those motions remain pending in the federal court in New York. The Company and the parties to the ERISA Litigation have reached an agreement to settle the ERISA Litigation, which motion remains subject to final district court approval.
On November 29, 2005, the Company’s joint venture partner in Metalsa, Grupo, S.A. de C.V. (“Proeza”) filed a lawsuit in Mexico against Tower Mexico, Metalsa, and certain of Tower Mexico’s directors. Proeza’s lawsuit alleges certain breaches of Tower Mexico’s obligations under the governing documents of the joint venture and asserts certain rights in connection with the alleged change in control of Tower Mexico. As a result of these allegations, Proeza sought either the rescission of the joint venture relationship or the redemption of Tower Mexico’s investment in Metalsa. The Company believes that Proeza’s claims and assertions are without merit and has been vigorously defending this matter, including the venue of the litigation.
The Nuevo León Supreme Court ruled upholding the jurisdiction of the Monterrey state court (Third Civil Court). Tower Mexico filed a constitutional appeal in federal court relating to the jurisdiction ruling. The federal court (Fourth District Court) ruled also upholding the jurisdiction of the Monterrey court.
On December 21, 2006, the Monterrey state court ruled as to the substance of the case and ruled in favor of Proeza but did not rule that Proeza has the right to rescind the joint venture relationship but did rule that Proeza has the right to redeem Tower Mexico’s investment in Metalsa. Tower Mexico appealed the ruling of the Monterrey state court to the Nuevo León appellate court. On September 13, 2007, the Nuevo León appellate court (Seventh Court of Appeals) ruled confirming almost all aspects of the ruling of the Monterrey state court. Tower Mexico is filing its federal constitutional appeal against the ruling of the Monterrey state court.
In addition, the Company has also filed with the International Chamber of Commerce a request for arbitration of the disputes raised in the Mexico lawsuits. That arbitration proceeding is pending.

Note 16. Subsequent Events
On July 31, 2007 (the “Effective Date”), the Registrant’s Plan of Reorganization (the “POR”) became effective and, in connection therewith, the Registrant completed the sale of substantially all of its assets to Tower Automotive, LLC, an affiliate of Cerberus Capital Management, L.P. The sale concludes the Company’s restructuring process and finalizes its emergence from Chapter 11. The aggregate consideration paid by the purchaser in connection with the asset sale was approximately $1.0 billion, which was used to fund the POR. In particular, the POR provides for the repayment in full of all of the allowed secured claims of the Debtors, including obligations under the Debtor-in-Possession credit facility and second lien loan facility, as well as payment in full of allowed administrative and priority claims; the assumption of the Debtors’ pension plan by the purchaser; and partial recovery for holders of certain allowed unsecured claims. Upon effectiveness of the POR, all of the remaining assets (other than certain causes of action brought under Chapter 5 of the Bankruptcy Code which, pursuant to the POR, were transferred to the Unsecured Creditors Trust) of the Debtors, including the Registrant were transferred to a Post-Consummation Trust. As a result of the foregoing, the Debtors collectively have no assets and have ceased all operations.
On the Effective Date, all of the outstanding common stock, par value $0.01 per share (the “Common Stock”), of the Registrant was cancelled for no consideration pursuant to the POR. In addition, all of the Tower Automotive Capital Trust’s 6-3/4% Convertible Trust Preferred Securities (liquidation preference of $50 per share) and the related guarantee by the Registrant were each cancelled for no consideration pursuant to and upon effectiveness of the POR. All of the outstanding securities issued by the Debtors were also canceled pursuant to the POR, including the 5.75% Convertible Senior Debentures due 2024 issued by the Registrant and the 12% Senior Notes due 2013 and 9.25% Senior Notes due 2010 issued by R.J. Tower Corporation, a direct wholly owned subsidiary of the Registrant.
On the Effective Date, the Registrant is now controlled by the Post-Consummation Trust Administrator pursuant to the terms of the POR. Jeffery J. Stegenga, a Managing Director of Alvarez & Marsal North America, LLC, was appointed as Post-Consummation Trust Administrator pursuant to the terms of the POR.
As of the Effective Date, control of the Registrant was vested in the Post-Consummation Trust pursuant to the terms of the POR. Accordingly, all of the existing directors and executive officers of the Registrant were deemed to have effectively resigned as of the Effective Date.
On the Effective Date, the certificate of incorporation of the Registrant was amended pursuant to the POR to change the corporate name of the Registrant to TA Delaware, Inc.
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

TA DELAWARE, INC.
Consolidating Balance Sheet at March 31, 2007
(Amounts in thousands)

				Non-Guarantor	Non-Guarantor
	R.J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$7,866	$—	$50	$78,554	$500	$—	$86,970
Accounts receivable	2,142	1,951	111,690	238,837	19,965	—	374,585
Inventories	—	—	43,132	54,216	11,016	—	108,364
Prepaid tooling and other	2,233	—	23,962	43,274	28,617	—	98,086
Assets of discontinued operations	—	—	391	—	—	—	391

Total current assets	12,241	1,951	179,225	414,881	60,098	—	668,396

Property, plant and equipment, net	357	—	462,115	317,429	153,841	—	933,742
Investments in and advances to (from) affiliates	512,346	(314,211)	(848,562)	9,985	(4,805)	901,943	256,696
Goodwill	—	—	—	171,579	—	—	171,579
Other assets, net	6,503	—	15,811	53,716	15,297	—	91,327

	$531,447	$(312,260)	$(191,411)	$967,590	$224,431	$901,943	$2,121,740

Liabilities and Stockholders’ Investment (Deficit)
Current liabilities not subject to compromise:
Current maturities of long-term debt and capital lease obligations	$—	$—	$3	$13,299	$78,338	$—	$91,640
Current portion debtor-in-possession borrowings	653,900	—	—	—	—	—	653,900
Accounts payable	13,419	—	98,929	195,738	49,726	—	357,812
Accrued liabilities	29,533	—	61,938	59,283	7,063	—	157,817
Liabilities of discontinued operations	—	—	731	—	—	—	731

Total current liabilities	696,852	—	161,601	268,320	135,127	—	1,261,900

Liabilities subject to compromise	626,840	391,588	280,966	—	—	(16,363)	1,283,031

Non-current liabilities not subject to compromise:
Long-term debt, net of current maturities	40,986	—	43,765	3,931	43,403	—	132,085
Obligations under capital leases, net of current maturities	—	—	—	29,269	—	—	29,269
Other non-current liabilities	25	—	21,563	86,214	11,501	—	119,303

Total non-current liabilities	41,011	—	65,328	119,414	54,904	—	280,657

Stockholders’ investment (deficit)	(833,256)	(703,848)	(699,306)	579,856	34,400	918,306	(703,848)

	$531,447	$(312,260)	$(191,411)	$967,590	$224,431	$901,943	$2,121,740

TA DELAWARE, INC.
Consolidating Statement of Operations for the Three Months Ended March 31, 2007
(Amounts in thousands)

				Non-Guarantor	Non-Guarantor
	R.J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated

Revenues	$—	$—	$262,976	$285,059	$70,416	$—	$618,451
Cost of sales	(539)	—	261,217	255,336	68,657	—	584,671

Gross profit	539	—	1,759	29,723	1,759	—	33,780
Selling, general and administrative expenses	(7,013)	—	21,639	14,347	2,986	—	31,959
Restructuring and asset impairment charges, net	476	(2,440)	7,081	710	—	—	5,827
Other operating expense/(income)	(3,605)	—	4,755	579	(1,729)	—	—

Operating income (loss)	10,681	2,440	(31,716)	14,087	502	—	(4,006)

Interest expense	25,149	—	799	474	2,092	—	28,514
Interest income	(437)	—	—	72	(93)	—	(458)
Intercompany interest expense/(income)	(8,026)	—	—	8,369	(343)	—	—
Chapter 11 and related reorganization items	8,975	—	—	—	—	—	8,975

Income (loss) before provision for income taxes, equity in earnings of joint ventures, and minority interest	(14,980)	2,440	(32,515)	5,172	(1,154)	—	(41,037)

Provision (benefit) for income taxes	(619)	—	—	4,324	(317)	—	3,388

Income (loss) before equity in earnings of joint ventures and subsidiaries and minority interest	(14,361)	2,440	(32,515)	848	(837)	—	(44,425)

Equity (losses) earnings in joint ventures and subsidiaries, net	(31,473)	(45,834)	—	3,577	—	77,256	3,526
Minority interest, net of tax	—	—	—	(2,189)	—	—	(2,189)

Income (loss) from continuing operations	(45,834)	(43,394)	(32,515)	2,236	(837)	77,256	(43,088)
Loss from discontinued operations	—	—	(306)	—	—	—	(306)

Net income (loss)	$(45,834)	$(43,394)	$(32,821)	$2,236	$(837)	$77,256	$(43,394)

TA DELAWARE, INC.
Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2007
(Amounts in thousands — unaudited)

				Non-Guarantor	Non-Guarantor
	R. J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(45,834)	$(43,394)	$(32,821)	$2,236	$(837)	$77,256	$(43,394)

Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities
Non-cash chapter 11 and related reorganization items, net	3,562	—	—	—	—	—	3,562
Non-cash restructuring and impairment, net	—	—	2,734	—	—	—	2,734
Depreciation	24	—	23,304	11,921	5,598	—	40,847
Deferred income tax provision (benefit)	—	—	—	6,520	249	—	6,769
Equity in earnings (losses) of joint ventures and subsidiaries, net	31,473	45,834	—	(3,577)	—	(77,256)	(3,526)
Non-cash minority interest	—	—	—	326	—	—	326
Changes in working capital and other operating items	(45,950)	(2,440)	14,514	6,965	(5,493)	—	(32,404)

Net cash provided by (used in) operating activities	(56,725)	—	7,731	24,391	(483)	—	(25,086)

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant and equipment	—	—	(7,695)	(6,040)	(4,841)	—	(18,576)
Cash proceeds from asset disposal	—	—	—	—	—	—	—

Net cash used in investing activities	—	—	(7,695)	(6,040)	(4,841)	—	(18,576)

FINANCING ACTIVITIES:
Proceeds from borrowings	—	—	—	5,338	8,878	—	14,216
Repayments of borrowings	—	—	—	(3,555)	(3,204)	—	(6,759)
Proceeds from DIP credit facility	292,000	—	—	—	—	—	292,000
Repayments of DIP credit facility borrowings	(233,100)	—	—	—	—	—	(233,100)

Net cash provided by (used in) financing activities	58,900	—	—	1,783	5,674	—	66,357

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,175	—	36	20,134	350	—	22,695

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,691	—	14	58,420	150	—	64,275

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,866	$—	$50	$78,554	$500	$—	$86,970

TA DELAWARE, INC.
Consolidating Balance Sheet at December 31, 2006
(Amounts in thousands)

					Non-Guarantor
	R.J. Tower	Parent	Guarantor	Non-Guarantor	Unrestricted
	Corporation	Guarantor	Companies	Restricted Companies	Companies	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$5,691	$—	$14	$58,420	$150	$—	$64,275
Accounts receivable	2,072	2,812	76,829	234,137	23,800	—	339,650
Inventories	—	—	43,438	53,810	9,938	—	107,186
Prepaid tooling and other	2,929	—	20,479	43,069	27,541	—	94,018
Assets of discontinued operations	—	—	24,738	—	—	—	24,738

Total current assets	10,692	2,812	165,498	389,436	61,429	—	629,867

Property, plant and equipment, net	381	—	474,516	317,585	160,460	—	952,942
Investments in and advances to (from) affiliates	493,126	(273,896)	(808,881)	20,898	(5,028)	826,951	253,170
Goodwill	—	—	—	169,617	—	—	169,617
Other assets, net	9,357	—	23,003	53,654	15,384	—	101,398

	$513,556	$(271,084)	$(145,864)	$951,190	$232,245	$826,951	$2,106,994

Liabilities and Stockholders’ Investment (Deficit)
Current liabilities not subject to compromise:
Current maturities of long-term debt and capital lease obligations	$—	$—	$4	$10,261	$72,584	$—	$82,849
Current portion debtor-in-possession borrowings	595,000	—	—	—	—	—	595,000
Accounts payable	11,670	—	90,134	182,203	61,289	—	345,296
Accrued liabilities	32,647	—	59,675	67,768	6,664	—	166,754
Liabilities of discontinued operations	—	—	20,503	—	—	—	20,503

Total current liabilities	639,317	—	170,316	260,232	140,537	—	1,210,402

Liabilities subject to compromise	624,238	391,588	285,319	—	—	(16,363)	1,284,782

Non-current liabilities not subject to compromise:
Long-term debt, net of current maturities	40,986	—	43,765	4,023	44,836	—	133,610
Obligations under capital leases, net of current maturities	—	—	—	29,852	—	—	29,852
Other non-current liabilities	559	—	21,217	78,138	11,106	—	111,020

Total non-current liabilities	41,545	—	64,982	112,013	55,942	—	274,482

Stockholders’ investment (deficit)	(791,544)	(662,672)	(666,481)	578,945	35,766	843,314	(662,672)

	$513,556	$(271,084)	$(145,864)	$951,190	$232,245	$826,951	$2,106,994

TA DELAWARE, INC.
Consolidating Statement of Operations for the Three Months Ended March 31, 2006
(Amounts in thousands)

				Non-Guarantor	Non-Guarantor
	R.J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated

Revenues	$—	$—	$332,689	$246,014	$92,056	$—	$670,759
Cost of sales	(2,099)	—	320,291	215,524	88,150	—	621,866

Gross profit	2,099	—	12,398	30,490	3,906	—	48,893
Selling, general and administrative expenses	(9,876)	—	31,134	10,216	2,563	—	34,037
Restructuring and asset impairment charges, net	5	(4,142)	6,548	303	(192)	—	2,522
Other operating expense/(income)	(7,948)	—	6,643	785	—	—	(520)

Operating income (loss)	19,918	4,142	(31,927)	19,186	1,535	—	12,854

Interest expense	17,165	—	531	743	2,043	—	20,482
Interest income	(318)	—	(3)	47	(182)	—	(456)
Intercompany interest expense/(income)	(6,094)	—	—	6,427	(333)	—	—
Chapter 11 and related reorganization items	11,541	68	—	—	—	—	11,609

Income (loss) before provision for income taxes, equity in earnings of joint ventures, and minority interest	(2,376)	4,074	(32,455)	11,969	7	—	(18,781)

Provision (benefit) for income taxes	746	62	130	(3,096)	3	—	(2,155)

Income (loss) before equity in earnings of joint ventures and subsidiaries and minority interest	(3,122)	4,012	(32,585)	15,065	4	—	(16,626)

Equity (losses) earnings in joint ventures and subsidiaries, net	(11,227)	(14,349)	—	6,616	—	25,644	6,684
Minority interest, net of tax	—	—	—	(966)	—	—	(966)

Income (loss) from continuing operations	(14,349)	(10,337)	(32,585)	20,715	4	25,644	(10,908)
Income from discontinued operations	—	—	571	—	—	—	571

Net income (loss)	$(14,349)	$(10,337)	$(32,014)	$20,715	$4	$25,644	$(10,337)

TA DELAWARE, INC.
Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2006
(Amounts in thousands – unaudited)

				Non-Guarantor	Non-Guarantor
	R. J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(14,349)	$(10,337)	$(32,014)	$20,715	$4	$25,644	$(10,337)

Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities
Non-cash chapter 11 and related reorganization iterms, net	5,948	68	—	—	—	—	6,016
Non-cash restructuring and impairment, net	—	—	679	—	—	—	679
Depreciation	83	—	24,119	11,035	6,150	—	41,387
Deferred income tax provision (benefit)	—	—	—	(11,861)	4,176	—	(7,685)
Equity in earnings (losses) of joint ventures and subsidiaries, net	11,227	14,349	—	(6,616)	—	(25,644)	(6,684)
Non-cash minority interest	—	—	—	371	—	—	371
Changes in working capital and other operating items	$(32,603)	$(4,080)	$22,879	$(3,291)	$(3,345)	$—	$(20,440)

Net cash provided by (used in) operating activities	(29,694)	—	15,663	10,353	6,985	—	3,307

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant and equipment	—	—	(15,757)	(9,031)	(4,072)	—	(28,860)
Cash proceeds from asset disposal	—	—	—	—	32,664	—	32,664

Net cash provided by (used in) investing activities	—	—	(15,757)	(9,031)	28,592	—	3,804

FINANCING ACTIVITIES:
Proceeds from borrowings	—	—	—	9,886	1,253	—	11,139
Repayments of borrowings	—	—	(3)	(3,989)	(36,838)	—	(40,830)
Proceeds from DIP credit facility	216,000	—	—	—	—	—	216,000
Repayments of DIP credit facility borrowings	(135,000)	—	—	—	—	—	(135,000)

Net cash provided by (used in) financing activities	81,000	—	(3)	5,897	(35,585)	—	51,309

NET CHANGE IN CASH AND CASH EQUIVALENTS	51,306	—	(97)	7,219	(8)	—	58,420

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	702	—	156	64,790	143	—	65,791

CASH AND CASH EQUIVALENTS, END OF PERIOD	$52,008	$—	$59	$72,009	$135	$—	$124,211

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Tower Automotive, Inc. and its subsidiaries (“the Company” or the “Registrant”) is a global designer and producer of vehicle structural components and assemblies used by every major automotive original equipment manufacturer. Products include body structures and assemblies, lower vehicle frames and structures, chassis modules and systems and suspension components. Including both 100% owned subsidiaries and investments in joint ventures, the Company has facilities in the United States, Mexico, Germany, Belgium, Italy, Slovakia, Poland, Spain, Brazil, India, South Korea, Japan and China.
Since February 2, 2005, the Company and 25 of its U.S. subsidiaries (collectively, the “Debtors”) are operating pursuant to Chapter 11 under the Bankruptcy Code. The Debtors sought protection as a result of a deterioration in liquidity early in 2005. This deterioration was the result of the following factors, among others:
•	Significant capital expenditures and spending on product launch activities;

•	High interest costs;

•	Declining gross margins;

•	Termination of accelerated payment programs by key customers;

•	Lower production volumes at the Company’s largest customers; and

•	Significant raw material price increases (primarily steel).
Continuation of the Company as a going concern was contingent upon, among other things, the Debtors’ ability to:
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
Details regarding the Company’s plans to restructure its North American operations are included in “Restructuring and Asset Impairments.” See Notes 1, 2 and 8 to the accompanying Condensed Consolidated Financial Statements for additional information. These matters raise substantial doubt regarding the Company’s ability to continue as a going concern.
On July 31, 2007 (the “Effective Date”), the Registrant’s Plan of Reorganization (the “POR”) became effective and, in connection therewith, the Registrant completed the sale of substantially all of its assets to Tower Automotive, LLC, an affiliate of Cerberus Capital Management, L.P. The sale concludes the Company’s restructuring process and finalizes its emergence from Chapter 11. The aggregate consideration paid by the purchaser in connection with the asset sale was approximately $1.0 billion, which was used to fund the POR. In particular, the POR provides for the repayment in full of all of the allowed secured claims of the Debtors, including obligations under the Debtor-in-Possession credit facility and second lien loan facility, as well as payment in full of allowed administrative and priority claims; the assumption of the Debtors’ pension plan by the purchaser; and partial recovery for holders of certain allowed unsecured claims. Upon effectiveness of the POR, all of the remaining assets (other than certain causes of action brought under Chapter 5 of the Bankruptcy Code which, pursuant to the POR, were transferred to the Unsecured Creditors Trust) of the Debtors, including the Registrant were transferred to a Post-Consummation Trust. As a result of the foregoing, the Debtors collectively have no assets and have ceased all operations.
On the Effective Date, all of the outstanding common stock, par value $0.01 per share (the “Common Stock”), of the Registrant was cancelled for no consideration pursuant to the POR. In addition, all of the Tower Automotive Capital Trust’s 6-3/4% Convertible Trust Preferred Securities (liquidation preference of $50 per share) and the related guarantee by the Registrant were each cancelled for no consideration pursuant to and upon effectiveness of the POR. All of the outstanding securities issued by the Debtors were also canceled pursuant to the POR, including the 5.75% Convertible Senior Debentures due 2024 issued by the Registrant and the 12% Senior Notes due 2013 and 9.25% Senior Notes due 2010 issued by R.J. Tower Corporation, a direct wholly owned subsidiary of the Registrant.

On the Effective Date, the Registrant is now controlled by the Post-Consummation Trust Administrator pursuant to the terms of the POR. Jeffery J. Stegenga, a Managing Director of Alvarez & Marsal North America, LLC, was appointed as Post-Consummation Trust Administrator pursuant to the terms of the POR.
As of the Effective Date, control of the Registrant was vested in the Post-Consummation Trust pursuant to the terms of the POR. Accordingly, all of the existing directors and executive officers of the Registrant were deemed to have effectively resigned as of the Effective Date.
On the Effective Date, the certificate of incorporation of the Registrant was amended pursuant to the POR to change the corporate name of the Registrant to TA Delaware, Inc.
Furthermore, as part of the bankruptcy process, the Company may undertake additional actions in the future to rationalize and consolidate its operations.
Results of Operations
Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006
Revenues. Sales decreased by $52.3 million, or 7.8%, during the three months ended March 31, 2007 to $618.5 million from $670.8 million during the three months ended March 31, 2006. The decrease is primarily due to lower volume and unfavorable product mix, which decreased revenue by $68.9 million during the 2007 period compared to the 2006 period. In addition, a decrease in steel price recoveries from certain customers decreased revenue by $8.8 million during the 2007 period compared to the 2006 period. These impacts were partially offset by favorable foreign exchange, which increased revenue by $25.4 million during the 2007 period compared to the 2006 period.
Gross Profit and Gross Margin. Gross margin for the quarter ended March 31, 2007 was 5.5% compared to 7.3% for the comparable period of 2006. Gross profit decreased by $15.1 million, or 30.9%, to $33.8 million during the 2007 period compared to $48.9 million during the 2006 period. The decrease in gross profit was primarily from the negative impacts of volume/product mix and raw material steel prices, in the amount of $19.0 million and $9.3 million, respectively. Improved operating and purchasing efficiencies had a positive impact on gross profit of $5.0 million and $5.9 million, respectively, for the first quarter compared to prior year first quarter figures.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $2.1 million, or 6.1%, to $32.0 million during the three months ended March 31, 2007 from $34.0 million for the corresponding period of 2006. Selling, general and administrative expenses represented 5.2% of revenues during the 2007 period in comparison to 5.1% in the 2006 period. The $2.1 million decrease resulted primarily from lower professional and other outside service costs of $1.1 million and $1.0 million, respectively.
Interest Expense. Interest expense increased by $8.0 million, or 39.2%, to $28.5 million during the 2007 period in comparison to $20.5 million in the 2006 period. The increase was primarily attributable to: (i) increased interest of $5.1 million related to the Company’s DIP financing facilities; and (ii) increased amortization expenses of $2.9 million related to the amendments to these DIP financing facilities.
In accordance with SOP 90-7, “Reorganization Under the Bankruptcy Code,” interest expense during the Company’s bankruptcy has been recognized only to the extent that it will be paid during the Company’s bankruptcy proceedings or that it is probable that it will be an allowed priority, secured or unsecured claim. Interest expense recognized by the Company is lower than the Company’s stated contractual interest for the three months ended March 31, 2007 by $18.4 million.
Chapter 11 and Related Reorganization Items. Chapter 11 and related reorganization expense decreased by $2.6 million to $9.0 million during the 2007 period compared to $11.6 million in the 2006 period. These costs primarily related to professional fees related to the Company’s bankruptcy proceedings, write-offs of deferred financing costs and lease rejection costs. See Notes 1 and 2 to the Condensed Consolidated Financial Statements.
Provision for Income Taxes. During the three months ended March 31, 2007, the Company recognized an income tax expense of $3.4 million related to a pre-tax net loss of $41.0 million. The Company recorded income tax expense that resulted from foreign income taxes related to the Company’s international operations and U.S. state taxes. Full valuation allowances were provided for U.S. Federal income tax benefits generated during the 2007 period.

We adopted the provisions of FIN 48 on January 1, 2007, and decreased retained earnings by approximately $0.3 million. For further discussion, see Note 11 of the Condensed Consolidated Financial Statements.
During the three months ended March 31, 2006, the Company recognized an income tax benefit of $2.2 million related to a pre-tax loss of $18.8 million. The Company recorded income tax expense that resulted from foreign income taxes related to the Company’s international operations and U.S. state taxes. Full valuation allowances were provided for U.S. Federal income tax benefits generated during the 2006 period. These collective income tax provisions were offset by an $8.1 million tax benefit related to the reversal of a valuation allowance for certain tax loss carry-overs. The reversal of the valuation allowance resulted from the reorganization, completed in the 2006 period, at certain of the Company’s international operations. Such reorganization resulted in the ability to utilize tax loss carry-overs in future periods.
Equity in Earnings of Joint Ventures, Net of Tax. Equity in earnings of joint ventures, net of tax decreased by $3.2 million, or 47.2%, to $3.5 million during the three months ended March 31, 2007 from $6.7 million during the three months ended March 31, 2006. The decrease primarily resulted from the Company’s share of earnings from its joint venture interest in Metalsa.
Minority Interest, Net of Tax. Minority interest, net of tax, increased by $1.2 million, or 126.6%, to $2.2 million during the three months ended March 31, 2007 from $1.0 million during the three months ended March 31, 2006. The increase resulted from higher earnings at the Company’s joint ventures in China, Tower Golden Ring and WuHu, and the Company’s joint venture in Germany, Dr. Meleghy, of $0.6 million, $0.3 million and $0.3 million, respectively.
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
See Note 8 to the accompanying Condensed Consolidated Financial Statements for further information regarding these actions.
During the three months ended March 31, 2007, the Company recognized $5.8 million of expense related to restructuring and asset impairments compared to an expense of $2.5 million for the comparable period during 2006. The increase of $3.3 million is primarily the result of expenses related to additional plant closure activities, previously disclosed, during 2007 compared to 2006.

Liquidity and Capital Resources
During the first three months of 2007, the Company’s cash requirements were met through operations and a $725 million commitment of debtor-in-possession financing (“DIP Financing”). At March 31, 2007, the Company had available liquidity in the amount of $124.9 million, which consisted of $87.0 million of cash on hand and the availability of $37.9 million for borrowing under the DIP Financing.
Net cash used in operating activities was $25.1 million during the three months ended March 31, 2007 compared to net cash provided by operating activities of $3.3 million during the three months ended March 31, 2006. The change was due to an increase of $16.4 million in the net loss after excluding non-cash charges, related to Chapter 11 and reorganization items, restructuring and asset impairment charges, depreciation expenses, deferred income tax expenses, and equity in earnings of joint ventures.. Working capital items (accounts receivable, inventory, pre-paid tooling and other, accounts payable and accrued liabilities) decreased cash flow by $19.0 million. The decrease was offset by improved cash utilization from other assets and liabilities of $7.0 million.
Net cash used in investing activities was $18.6 million during the first three months of 2007 compared to net cash provided by investing activities of $3.8 million in the corresponding period of 2006. During the first quarter of 2006, the Company sold its Gunpo, South Korea facility and received cash proceeds of approximately $32.7 million. The Company disbursed cash of $18.6 million for purchases of property, plant and equipment during the three months ended March 31, 2007 as compared to $28.9 million in the comparable 2006 period.
Net cash provided by financing activities was $66.4 million during the first three months of 2007 compared to net cash provided of $51.3 million during the comparable period of 2006. During the three months ended March 31, 2007, borrowings related to the DIP facility more than offset repayments by $58.9 million. Borrowings related to the Company’s non-DIP debt exceeded repayments associated with that debt by $7.5 million.
As disclosed in the Company’s Annual Report for the year ended December 31, 2006, the Company’s business has significant liquidity requirements. In addition, a summary of the liquidity factors which forced the Company to seek Chapter 11 bankruptcy protection is included as well as the Company’s plans regarding these matters related to improving liquidity and operating results. On September 22, 2006, the Company circulated for approval by the lenders under its DIP Agreement the seventh amendment to the DIP Agreement (the “Amendment”). On October 6, 2006, the DIP Agreement was amended by the lenders. The Amendment amends certain covenants contained in the DIP Agreement. In addition, the Amendment amends certain provisions to allow for dividends to be declared and paid by less than wholly-owned subsidiaries of the Company and waives any existing covenant technical breaches related to previously declared and paid dividends by less than wholly-owned subsidiaries of the Company. The Amendment also amended certain interest rates based on the current economic environment. On January 30, 2007, the Company obtained approval by the lenders under its DIP Agreement of the eighth amendment to the DIP Agreement. The eighth amendment extends the maturity date from February 2, 2007 to August 2, 2007, amends certain covenants contained in the DIP Agreement, and amends certain interest rates based on the current economic environment. The Company believes that funds generated by operations, together with cash on hand and amounts available for borrowing under its DIP Financing, should it be able to obtain appropriate modifications or waivers, provide sufficient liquidity and capital resources to pursue its business strategy while operating under Chapter 11 bankruptcy protection. The DIP Agreement matured on August 2, 2007 and the Debtors’ paid all borrowings pertaining to the DIP Agreement on July 31, 2007 as part of the sale transaction to Cerberus Capital Management, L.P. as discussed further in Note 1.
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
In addition, the Chapter 11 filing created an event of default under the Convertible Debentures, Senior Notes, Senior Euro Notes, and the amount due for the Subordinated Debentures. As a result, such indebtedness became immediately due and payable (see Note 2).
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
Advances under the DIP Agreement bear interest at a fixed rate per annum equal to (x) the greatest (as of the date the advance is made) of the prime rate, the Base CD Rate (as defined in the DIP Agreement) plus 1%, or the Federal Funds Effective Rate (as defined in the DIP Agreement) plus 0.5%, plus (y) 1.75% prior to the amendment and 2.75%, as amended, in the case of a loan under the revolving facility, or 2.25% prior to the amendment and 3.5%, as amended in the case of the term loan. Alternatively, the Debtors may request that advances be made at a variable rate equal to (x) the Adjusted LIBO Rate (as defined in the DIP Agreement), for a one-month, three-month, six-month, or nine-month period, at the election of the Debtors, plus (y) 2.75% prior to the amendment and 3.75%, as amended, in the case of a loan under the revolving facility, or 3.25% prior to the amendment and 4.5%, as amended in the case of the term loan. In addition, the DIP Agreement obligates the Debtors to pay certain fees to the Lenders as described in the DIP Agreement. At March 31, 2007, $37.9 million was available for borrowing under the revolving credit and letter of credit facility. At March 31, 2007, the weighted average interest rate associated with borrowings pertaining to the DIP Agreement was 9.82%. The DIP Agreement matured on August 2, 2007 and the Debtors’ paid all borrowings pertaining to the DIP Agreement on July 31, 2007 as part of the sale transaction to Cerberus Capital Management, L.P. as discussed further in Note 1.
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
Draws were made against the issued second lien letters of credit in the amount of $41 million as of March 31, 2007. The Debtors’ paid all borrowings pertaining to the Back-Stop Agreement on July 31, 2007 as part of the sale transaction to Cerberus Capital Management, L.P. as discussed further in Note 1.
Stock Options
Effective January 1, 2006, the Company accounts for stock-based compensation utilizing the fair value approach described in SFAS No. 123 (R) — “Share-Based Payment” (“SFAS No. 123 (R)”). On September 20, 2005, the Company fully vested the entire unvested portion of its outstanding stock options. The Company accelerated the vesting of these options because it is the Company’s opinion that expensing the remaining unvested portion of the options in accordance with SFAS No 123 (R) does not represent the economic cost to the Company given the Company’s Chapter 11 status. Therefore, the adoption of SFAS No. 123 (R) had no material impact on the Company’s financial statements.
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
SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment to FASB Statement No. 115” (“SFAS No. 159”) — In February 2007, the FASB issued SFAS No. 159, which permits an entity to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Most of the provisions in SFAS No. 159 are elective, however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits companies to choose to measure eligible items at fair value at specified election dates. A business entity that elects the fair value option will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating the impact of this standard on the Company’s Condensed Consolidated Financial Statements.
Market Risk
The Company is exposed to various market risks, which is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates, steel prices and scrap steel prices. The Company’s policy is to not enter into derivatives or other financial instruments for trading or speculative purposes. The Company periodically enters into derivative instruments to manage and reduce the impact of changes in interest rates.
At March 31, 2007, the Company had total debt not subject to compromise in the bankruptcy proceedings of $906.9 million. The debt is composed of fixed rate debt of $114.9 million and floating rate debt of $792.0 million. The pre-tax earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt not subject to compromise would be approximately $8.0 million, holding other variables constant. A one-percentage point increase in interest rates would not materially impact the fair value of the fixed rate debt not subject to compromise.
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
The majority of the Company’s product offerings are produced from steel. A byproduct of the production process is scrap steel, which is sold. Steel prices and scrap steel prices rose significantly during the first three months of 2007 compared to 2006. The adverse impact of higher steel prices is expected to continue in 2007. The Company is pursuing several initiatives to mitigate the impact of such raw material price increases on its results of operations. Such initiatives include moving more steel purchases to customer repurchase programs, pursing selling price increases from customers and reducing other operating costs, among other initiatives. The Company can provide no assurance that such initiatives will be successful.
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
Disclosure Regarding Forward-Looking Statements
All statements, other than statements of historical fact, included in this Form 10-Q or incorporated by reference herein, are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intends”, “project”, “plan” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management as well as on assumptions made by and information currently available to the Company at the time such statements were made. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside the control of the Company, such as risks relating to:(i) the Company’s reliance on major customers and selected vehicle platforms; (ii) the cyclicality and seasonality of the automotive market; (iii) the failure to realize the benefits of acquisitions and joint ventures; (iv) the Company’s ability to obtain new business on new and redesigned models; (v) the Company’s ability to achieve the anticipated volume of production from new and planned supply programs; (vi) the general economic or business conditions affecting the automotive industry (which is dependent on consumer spending), either nationally or regionally, being less favorable than expected; (vii) the Company’s failure to develop or successfully introduce new products; (viii) increased competition in the automotive components supply market; (ix) unforeseen problems associated with international sales, including gains and losses from foreign currency exchange; (x) implementation of or changes in the laws, regulations or policies governing the automotive industry that could negatively affect the automotive components supply industry; (xi) changes in general economic conditions in the United States, Europe and Asia; and (xii) various other factors beyond the Company’s control. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
See “Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2.

Item 4. Controls and Procedures.
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company’s Chief Executive Officer (the “CEO”) and the Company’s Chief Financial Officer (the “CFO”) have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based upon this review and evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2007. This determination was based upon the identification of material weaknesses as of December 31, 2006, in the Company’s internal control over financial reporting, which the Company views as an integral part of its disclosure controls and procedures. The effect of such weaknesses on the Company’s disclosure controls and procedures and remedial actions taken and planned are described in Item 9A, Controls and Procedures of the Company’s Form 10-K for the year ended December 31, 2006.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.
During the three months ended March 31, 2007, the Company implemented changes in internal controls over financial reporting activities. Such changes included:
•	Enhanced monthly and quarterly financial reviews with regional finance departments and senior management;

•	Enhanced account reconciliations at the corporate headquarters; and

•	Enhanced quarterly tax provision methodology.
No other changes occurred during the most recent fiscal quarter that had a material effect or are reasonable likely to have a material effect on internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
A description of the Company’s proceedings under Chapter 11 of the United States Bankruptcy Code is described in Part I, Item 3 of the Company’s Form 10-K for the year ended December 31, 2006.
Item 1A. Risk Factors.
See Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 6. Exhibits.
31.1	Certification of the Post-Consummation Trust Administrator pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Post-Consummation Trust Administrator pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TA DELAWARE, INC. Registrant
Date: November 6, 2007	/s/ Jeffery Stegenga
Jeffery Stegenga
Post-Consummation Trust Administrator