Form 10-Q
period 2007-06-30
TA DELAWARE, INC.
filed 2007-11-06
CIK 925548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☑     No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of ”accelerated filer and large accelerated filer” in Rule 12(b)-2 of the Securities and Exchange Act.
Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12(b)-2 of the Securities and Exchange Act).
Yes ☐     No ☑
The number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, at July 31, 2007 was 58,755,341 shares.

TA Delaware, Inc.
Form 10-Q

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements.
TA DELAWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands — unaudited)

	June 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$87,235	$64,275
Accounts receivable	406,336	339,650
Inventories	110,665	107,186
Prepaid tooling and other	93,854	94,018
Assets of discontinued operations	—	24,738

Total current assets	698,090	629,867

Property, plant and equipment, net	915,237	952,942
Investments in joint ventures	262,167	253,170
Goodwill	173,902	169,617
Other assets, net	85,833	101,398

Total assets	$2,135,229	$2,106,994

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities not subject to compromise:
Current maturities of long-term debt and capital lease obligations	$86,423	$82,849
Current portion of debtor-in-possession borrowings	651,000	595,000
Accounts payable	368,021	345,296
Accrued liabilities	174,453	166,754
Liabilities of discontinued operations	—	20,503

Total current liabilities	1,279,897	1,210,402

Liabilities subject to compromise	1,282,648	1,284,782

Non-current liabilities not subject to compromise:
Long-term debt, net of current maturities	132,304	133,610
Capital lease obligations, net of current maturities	28,733	29,852
Other non-current liabilities	131,589	111,020

Total non-current liabilities	292,626	274,482

Stockholders’ deficit:
Common stock	666	666
Additional paid-in-capital	682,084	682,031
Accumulated deficit	(1,374,719)	(1,308,906)
Accumulated other comprehensive income	21,351	12,861
Treasury stock	(49,324)	(49,324)

Total stockholders’ deficit	(719,942)	(662,672)

Total liabilities and stockholders’ deficit	$2,135,229	$2,106,994

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TA DELAWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts — unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$663,353	$677,473	$1,281,804	$1,348,231
Cost of sales	587,528	620,926	1,172,199	1,242,791

Gross profit	75,825	56,547	109,605	105,440
Selling, general and administrative expenses	33,267	33,044	65,226	67,081
Restructuring and asset impairment charges, net	18,324	28,342	24,151	30,864
Other operating income	—	—	—	(520)

Operating income (loss)	24,234	(4,839)	20,228	8,015
Interest expense (contractual interest of $48,835 and $95,798 in 2007 and $40,605 and $79,162 in 2006)	30,256	22,340	58,770	42,822
Interest income	(1,099)	(756)	(1,557)	(1,212)
Chapter 11 and related reorganization items	11,804	43,662	20,779	55,271

Loss before provision for income taxes, equity in earnings of joint ventures, and minority interest	(16,727)	(70,085)	(57,764)	(88,866)
Provision for income taxes	8,265	11,885	11,653	9,730

Loss before equity in earnings of joint ventures, and minority interest	(24,992)	(81,970)	(69,417)	(98,596)
Equity in earnings of joint ventures, net of tax	5,471	7,533	8,997	14,217
Minority interest, net of tax	(2,559)	(2,206)	(4,748)	(3,172)

Loss from continuing operations	(22,080)	(76,643)	(65,168)	(87,551)
Income (loss) from discontinued operations	—	1,258	(306)	1,829

Net loss	$(22,080)	$(75,385)	$(65,474)	$(85,722)

Basic and diluted loss per share
Loss from continuing operations	$(0.38)	$(1.31)	$(1.10)	$(1.49)
Income (loss) from discontinued operations	—	0.02	(0.01)	0.03

Net loss	$(0.38)	$(1.29)	$(1.11)	$(1.46)

Weighted average basic and diluted shares outstanding	58,866	58,661	58,778	58,657
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TA DELAWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands — unaudited)

	Six Months Ended June 30,
	2007	2006

OPERATING ACTIVITIES:
Net loss	$(65,474)	$(85,722)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash Chapter 11 and related reorganization items, net	5,782	38,682
Non-cash restructuring and impairment, net	23,351	26,313
Depreciation	77,957	81,405
Deferred income tax benefit	6,525	(7,448)
Equity in earnings of joint ventures, net	(8,997)	(14,217)
Non-cash minority interest	3,082	81
Change in working capital and other operating items	(26,649)	(10,075)

Net cash provided by operating activities	15,577	29,019

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant and equipment	(47,666)	(60,359)
Cash proceeds from asset disposal	—	32,664

Net cash used in investing activities	(47,666)	(27,695)

FINANCING ACTIVITIES:
Proceeds from borrowings	17,677	20,894
Repayments of borrowings	(18,628)	(43,886)
Proceeds from DIP credit facility	423,000	345,500
Repayments of DIP credit facility	(367,000)	(269,500)

Net cash provided by financing activities	55,049	53,008

NET CHANGE IN CASH AND CASH EQUIVALENTS	22,960	54,332

Cash and cash equivalents, beginning of period	64,275	65,791

CASH AND CASH EQUIVALENTS, END OF PERIOD	$87,235	$120,123

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$52,534	$37,981
Income taxes paid (refunded)	$6,102	$4,140
Reorganization payments	$14,996	$16,601
Non-cash investing activities:
Net decrease in liabilities for purchases of property, plant and equipment	$(16,420)	$(12,321)
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
Where necessary, prior years information has been reclassified to conform to the current year presentation. Operations classified as discontinued at June 30, 2007 have been excluded from the discussions of continuing operations and are discussed separately in Note 3.
Change in Accounting Principle
As previously reported in our 2006 Annual Report on Form 10-K, the Company recognized the funded status of its benefit plans at December 31, 2006 in accordance with the recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans”, (“SFAS No. 158”).
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007. See Note 11 for additional information

Note 2. Chapter 11 Reorganization Proceedings
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
Financial Statement Classification
The majority of the Debtors’ pre-petition debt is in default and is classified as “Liabilities Subject to Compromise” in the accompanying Consolidated Balance Sheets at June 30, 2007 and December 31, 2006. (See Note 9.)
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
Liabilities subject to compromise consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Debt:
5.75% Convertible senior debentures	$124,999	$124,999
6.75% Subordinated debentures	258,750	258,750
9.25% Senior Euro notes	203,115	197,940
12% Senior notes	258,000	258,000

Total debt	844,864	839,689
Pension and other post-retirement benefits	139,878	142,841
Pre-petition accounts payable and accruals	160,857	165,203
Accrued interest on debt subject to compromise	21,343	21,343
Executory contracts	115,706	115,706

Total liabilities subject to compromise	$1,282,648	$1,284,782

The Debtors have incurred certain professional and other expenses directly associated with the bankruptcy proceedings. The Company disbursed cash of approximately $9.6 million and $11.0 million relating to these expenses during the three months ended June 30, 2007 and 2006, respectively and $15.0 million and $16.6 for the six months ended June 30, 2007 and 2006, respectively. In addition, the Debtors have made certain provisions to adjust the carrying value of certain pre-petition liabilities to reflect the Debtors’ estimate of allowed claims. Such costs are classified as Chapter 11 and related reorganization items in the accompanying Statements of Operations for the three months ended June 30, 2007 and 2006 and for the six months ended June 30, 2007 and 2006 and consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Professional fees directly related to the filing	$13,309	$12,556	$23,110	$21,136
Key employee retention costs	—	875	—	3,836
Estimated executory contract rejection damages	(6)	30,231	(6)	30,299
Other reversals directly attributable to the Company’s reorganization	(1,499)	—	(2,325)	—

Total	$11,804	$43,662	$20,779	$55,271

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
Debtors’ Condensed Combined Balance Sheet
Debtors- in-Possession
(Amounts in thousands)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,778	$5,705
Accounts receivable	125,698	81,713
Inventories	39,850	43,438
Prepaid tooling and other	13,597	23,408
Assets of discontinued operations	—	24,738

Total current assets	180,923	179,002

Property, plant and equipment, net	445,691	474,897
Investments in and advances to non-debtor subsidiaries	919,749	868,374
Other assets, net	16,308	32,360

Total assets	$1,562,671	$1,554,633

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities not subject to compromise:
Current maturities of long-term debt and capital lease obligations	$—	$4
Current portion of debtor-in-possession borrowings	651,000	595,000
Accounts payable	116,234	101,804
Accrued liabilities	94,569	92,322
Liabilities of discontinued operations	—	20,503

Total current liabilities	861,803	809,633

Liabilities subject to compromise	1,299,011	1,301,145

Non-current liabilities not subject to compromise:
Long-term debt, net of current maturities	84,751	84,751
Other non-current liabilities	37,048	21,776

Total non-current liabilities	121,799	106,527

Total stockholders’ deficit	(719,942)	(662,672)

Total liabilities and stockholders’ deficit	$1,562,671	$1,554,633

Debtors’ Condensed Combined Statement of Operations
Debtors-in-Possession
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues	$279,619	$318,958	$542,595	$651,646
Cost of sales	250,780	297,585	511,458	615,776

Gross profit	28,839	21,373	31,137	35,870
Selling, general and administrative expenses	15,452	18,229	30,078	39,487
Restructuring and asset impairment charges, net	22,410	7,853	27,527	10,264
Other operating (income) loss	1,137	(810)	2,287	(2,115)

Operating loss	(10,160)	(3,899)	(28,755)	(11,766)
Interest expense	27,165	19,693	53,113	37,389
Interest income	(354)	(638)	(791)	(959)
Inter-company interest income	(8,245)	(6,436)	(16,271)	(12,530)
Chapter 11 and related reorganization items	11,804	43,662	20,779	55,271

Loss before provision for income taxes, equity in earnings (loss) of joint ventures and equity in earnings from non-Debtor subsidiaries	(40,530)	(60,180)	(85,585)	(90,937)
Provision for income taxes	1,104	1,166	485	2,104

Loss before equity in earnings of joint ventures and equity in earnings (loss) of non-Debtor subsidiaries	(41,634)	(61,346)	(86,070)	(93,041)
Equity in earnings (loss) of joint ventures, net of tax	(67)	68	(118)	136
Equity in earnings (losses) of non-Debtor subsidiaries	19,621	(15,365)	21,020	5,354

Loss from continuing operations	(22,080)	(76,643)	(65,168)	(87,551)
Income (loss) from discontinued operations	—	1,258	(306)	1,829

Net loss	$(22,080)	$(75,385)	$(65,474)	$(85,722)

Debtors’ Condensed Combined Statements of Cash Flows
Debtors- in-Possession
(Amounts in thousands)

	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(65,474)	$(85,722)
Adjustments required to reconcile net loss to net cash used in operating activities:
Non-cash Chapter 11 and related reorganization items, net	5,782	38,682
Non-cash restructuring and impairment, net	23,979	10,986
Depreciation	42,660	46,463
Equity in earnings of joint ventures and subsidiaries, net	(20,902)	(5,490)
Change in working capital and other operating items	(25,835)	(4,929)

Net cash used in operating activities	(39,790)	(10)

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant and equipment	(20,137)	(24,963)

Net cash used in investing activities	(20,137)	(24,963)

FINANCING ACTIVITIES:
Repayments of borrowings	—	(6)
Proceeds from DIP credit facility	423,000	345,500
Repayments of DIP credit facility	(367,000)	(269,500)

Net cash provided by financing activities	56,000	75,994

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,927)	51,021

Cash and cash equivalents, beginning of period	5,705	858

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,778	$51,879

Note 3. Discontinued Operations
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” discontinued operations include components of entities or entire entities that, through disposal transactions, were eliminated from ongoing operations of the Company.. Through the Company’s various restructuring plans, management disposed of Tower Automotive Lansing LLC, which is classified as discontinued as of December 31, 2006.
The following summary balance sheet information is derived from the business that is classified as discontinued, which management believes is representative of the residual net assets of the business disposed as of December 31, 2006: (in thousands)

December 31,
2006

ASSETS
Current assets:
Accounts receivable	$24,692
Prepaid tooling and other	46

Total current assets	$24,738

LIABILITIES
Current liabilities
Accounts payable	$16,013
Accrued liabilities	4,490

Total current liabilities	$20,503

As of June 30, 2007, there were no assets or liabilities associated with discontinued operations.
The following summary results of operations information is derived from the business that was sold during 2006 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues	$—	$89,434	$—	$188,396
Cost of sales	—	87,852	42	185,919

Gross profit	—	1,582	(42)	2,477
Other expense	—	—	264	—

Operating income (loss)	—	1,582	(306)	2,477
Interest expense	—	324	—	648

Net income (loss)	$—	$1,258	$(306)	$1,829

In accordance with Emerging Issues Task Force 87-24, “Allocation of Interest to Discontinued Operations”, the Company has elected to allocate interest expense to discontinued operations based on debt that can be identified as specifically attributed to this operation. At June 30, 2006, the amount of interest expense allocated was $0.6 million.
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
Note 5. Inventories
Inventories are valued at the lower of first-in-first-out (“FIFO”) cost or market, and consist of the following (in thousands):

	June 30,	December 31,
	2007	2006

Raw materials	$46,986	$49,657
Work in process	30,528	26,127
Finished goods	33,151	31,402

	$110,665	$107,186

Note 6. Goodwill
The change in the carrying amount of goodwill for the international segment is as follows (in thousands):

Balance at December 31, 2006	$169,617
Currency translation adjustment	4,285

Balance at June 30, 2007	$173,902

Note 7. Investments in Joint Ventures
The Company is a 40% joint venture partner in Metalsa S. de R.L. (“Metalsa”), which is the largest supplier of vehicle frames and structures in Mexico. Metalsa is headquartered in Monterrey, Mexico and has manufacturing facilities located in Apodaca, Saltillo and San Luis Potosi, Mexico and Roanoke, Virginia. Promotora de Empresa Zano, S.A. de C.V. (“Proeza”) is a 60% joint venture partner in Metalsa. The Company has a technology sharing arrangement with Metalsa, whereby Metalsa agrees to pay for administrative services and technical assistance provided. During 2004, production of the frame assembly for the Dodge Ram light truck was moved from the Company’s Milwaukee, Wisconsin facility, which was expected to run production through 2009 to Metalsa. Production at the Milwaukee facility related to this program ceased in June 2005. The Company recognized no material revenue associated with the Dodge Ram frame program during the three and six months ended June 30, 2007 and 2006.
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

The table below summarizes the accrual, reflected in accrued liabilities, for the Company’s various restructuring actions for the six months ended June 30, 2007 (in thousands):

		Severance and	Lease and
	Asset	Outplacement	Other Exit
	Impairments	Costs	Costs	Total

Balance at December 31, 2006	$—	$9,423	$—	$9,423
Provision	21,747	8,380	9,427	39,554
Cash usage	—	(13,549)	(6,983)	(20,532)
Non-cash charges	(21,747)	—	(2,444)	(24,191)

Balance at June 30, 2007	$—	$4,254	$—	$4,254

Except as disclosed above, the Company does not anticipate incurring additional material cash charges associated with these actions.
The restructuring and asset impairment charges caption in the accompanying Condensed Consolidated Statements of Operations are comprised of both restructuring and non-restructuring related asset impairments. The components of that caption are as follows for the six months ended June 30, 2007 (in thousands):

Restructuring and related asset impairments, net	$39,554
Revision of estimate	—
Other asset impairments, net	(15,403)

Total	$24,151

At June 30, 2007, the $15.4 million of other asset impairments, net is primarily related to asset sales of $7.3 million and $7.2 million of ongoing recoveries of a cancellation claim of a customer program and $0.9 million of other impairments.
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
Pursuant to SOP 90-7, the Company ceased recognizing interest expense on the Convertible Debentures, Senior Notes, Senior Euro Notes and the Subordinated Debentures effective February 2, 2005. Contractual interest not accrued during the period from January 1, 2007 through June 30, 2007 was $37.0 million. Contractual interest not accrued during the period from January 1, 2006 through June 30, 2006 was $36.3 million.
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
Advances under the DIP Agreement bear interest at a fixed rate per annum equal to (x) the greatest (as of the date the advance is made) of the prime rate, the Base CD Rate (as defined in the DIP Agreement) plus 1%, or the Federal Funds Effective Rate (as defined in the DIP Agreement) plus 0.5%, plus (y) 1.75% prior to the amendment and 2.75%, as amended, in the case of a loan under the revolving facility, or 2.25% prior to the amendment and 3.5%, as amended in the case of the term loan. Alternatively, the Debtors may request that advances be made at a variable rate equal to (x) the Adjusted LIBO Rate (as defined in the DIP Agreement), for a one-month, three-month, six-month, or nine-month period, at the election of the Debtors, plus (y) 2.75% prior to the amendment and 3.75%, as amended, in the case of a loan under the revolving facility, or 3.25% prior to the amendment and 4.5%, as amended in the case of the term loan. In addition, the DIP Agreement obligates the Debtors to pay certain fees to the Lenders as described in the DIP Agreement. At June 30, 2007, $40.8 million was available for borrowing under the revolving credit and letter of credit facility. At June 30, 2007, the weighted average interest rate associated with borrowings pertaining to the DIP Agreement was 9.82%. The DIP Agreement matured on August 2, 2007 and the Debtors’ paid all borrowings pertaining to the DIP Agreement on July 31, 2007 as part of the sale transaction to Cerberus Capital Management, L.P. as discussed further in Note 1.
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
Draws were made against the issued second lien letters of credit in the amount of $41 million as of June 30, 2007. The Debtors’ paid all borrowings pertaining to the Back-Stop Agreement on July 31, 2007 as part of the sale transaction to Cerberus Capital Management, L.P. as discussed further in Note 1.
Debt Classified as Not Subject to Compromise
The Company’s industrial development revenue bonds of $43.8 million are classified as liabilities not subject to compromise on the Company’s Condensed Consolidated Balance Sheet at June 30, 2007. The Company’s foreign subsidiary indebtedness of $162.7 million at June 30, 2007, is also not subject to compromise as the Company’s operating foreign subsidiaries are not included in the bankruptcy proceedings.

Note 10. Comprehensive Loss
The following table presents comprehensive loss, net of tax (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net loss	$(22,080)	$(75,385)	$(65,474)	$(85,722)
Change in cumulative translation adjustment	5,985	11,598	8,490	18,930

Comprehensive loss	$(16,095)	$(63,787)	$(56,984)	$(66,792)

Note 11. Income Taxes
During the three and six months ended June 30, 2007, the Company recognized income tax expense of $8.3 million and $11.7 million, respectively, in relation to a pre-tax net loss of $16.7 million and $57.8 million, respectively. This income tax provision resulted primarily from the recognition of foreign income taxes and state taxes. Full valuation allowances were provided for U.S. Federal income tax benefits generated during the 2007 period.
During the three and six months ended June 30, 2006, the Company recognized an income tax expense of $11.9 million and $9.7 million, respectively, in relation to a pre-tax loss of $70.1 million and $88.9 million, respectively. The Company recorded income tax expense that resulted from foreign income taxes related to the Company’s international operations and U.S. state taxes. Full valuation allowances were provided for U.S. Federal income tax benefits generated during the 2006 period. The 2006 income tax provision was offset by an $8.1 million tax benefit related to the reversal of a valuation allowance for certain tax loss carry-overs during the six months ended June 30, 2006. The reversal of the valuation allowance resulted from the reorganization, completed in the first quarter of 2006, at certain of the Company’s international operations. Such reorganization resulted in the ability to utilize tax loss carry-overs in future periods over a sufficiently long carry-forward period to cause the probability of their realization to be considered more likely than not.
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
Note 12. Stockholders’ Deficit
Loss Per Share
Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The average number of common shares was 58,865,780 and 58,660,940 for the three months ended June 30, 2007 and 2006.
There was a loss attributable to common stock for all periods presented, therefore, options to purchase shares of common stock were excluded from the calculations of diluted loss per share, as inclusion of these securities would have been anti-dilutive. Additionally, no shares potentially issuable to satisfy the in-the-money amount of the convertible debentures have been included in diluted earnings per share as of June 30, 2007 and 2006, as the convertible debentures have not met the requirements for conversion.

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
The Stock Option Plan provides for the issuance of options to purchase up to 3,000,000 shares of common stock at exercise prices equal to the market price of the common stock on the date of grant, subject to certain adjustments reflecting changes in the Company’s capitalization. As of June 30, 2007, 1,169,660 shares of common stock were available for issuance under the Stock Option Plan.
Summarized information pertaining to the Stock Option Plan follows:

			Weighted
	Shares		Average
	Under		Exercise
	Option	Exercise Price	Price	Exercisable
Outstanding, December 31, 2006	91,500	$17.13 — $22.97	$18.23	91,500
Forfeited	(1,000)	—	19.25
Expired	(2,000)	—	18.94

Outstanding, June 30, 2007	88,500	17.13 — 22.97	18.21	88,500

The aggregate intrinsic value is zero as the fair value of the underlying stock was less than the exercise price.
A summarization of stock options outstanding related to the Stock Option Plan at June 30, 2007 follows:

	Number	Options Outstanding		Options Exercisable
Range of	Outstanding	Weighted-Average	Weighted-	Number	Weighted-
Exercisable	At	Remaining	Average	Exercisable	Average
Options	6/30/07	Contractual Life	Exercise Price	6/30/07	Exercise Price

$17.13 — $22.97	88,500	1.19 yrs.	$18.21	88,500	$18.21
Incentive Plan
The Tower Automotive Inc. Long Term Incentive Plan (“Incentive Plan”), which was approved by stockholders and adopted in 1999, is designed to promote the long-term success of the Company through stock based compensation by aligning the interests of participants with those of its stockholders. Eligible participants under the Incentive Plan include key company colleagues, directors, and outside consultants. Awards under the Incentive Plan may include stock options, stock appreciation rights, performance shares and other stock based awards. The option exercise price must be at least equal to the fair value of the Common Stock at the time the option is granted. The Company’s Board of Directors determines vesting at the date of grant, which in no event can be less than six months from the date of grant. The Incentive Plan provides for the issuance of up to 3,000,000 shares of common stock. As of June 30, 2007, 1,703,833 shares of common stock were available for issuance under the Incentive Plan. The Compensation Committee of the Board of Directors is responsible for administration, participant selection and determination of terms and conditions of the Incentive Plan. Summarized information pertaining to the Incentive Plan follows:

				Weighted
			Weighted	Average Fair
	Shares		Average	Value of
	Under		Exercise	Options
	Option	Exercise Price	Price	Granted	Exercisable

Outstanding, December 31, 2006	1,388,880	$1.99 — $26.81	$9.88	$5.45	1,388,880
Forfeited	(112,850)	3.16 — 13.75	10.64

Outstanding, June 30, 2007	1,276,030	1.99 — 26.81	9.81	5.43	1,276,030

The following table summarizes certain information pertaining to stock options outstanding under the Incentive Plan:

	Number	Options Outstanding		Options Exercisable
Range of	Outstanding	Weighted-Average		Number
Exercisable	At	Remaining	Weighted-Average	Exercisable	Weighted-Average
Options	6/30/07	Contractual Life	Exercise Price	6/30/07	Exercise Price

$1.99 — $7.08	581,200	6.69 yrs.	$3.40	581,200	$3.40

11.33 — 15.56	573,340	3.70 yrs.	12.70	573,340	12.70

26.81	121,490	1.81 yrs.	26.81	121,490	26.81

	1,276,030	4.88 yrs.	9.81	1,276,030	9.81

Information on shares of restricted stock into which options granted under this plan have been converted is set forth below under the caption “Restricted Stock”.
Director Option Plan
In February 1996, the Company’s Board of Directors approved the Tower Automotive, Inc. Independent Director Stock Option Plan (the “Director Option Plan”) that provides for the grant of options to independent directors, as defined in the plan, to acquire up to 200,000 shares of the Company’s Common Stock, subject to certain adjustments reflecting changes in the Company’s capitalization. As of June 30, 2007, 84,800 shares of common stock were available for issuance under the Director Option Plan. The option exercise price must be at least equal to the fair value of the Common Stock at the time the option is granted. The Company’s Board of Directors determines vesting at the date of grant, which in no event can be less than six months from the date of grant. Summarized information pertaining to the Director Plan follows:

				Weighted
			Weighted	Average Fair
	Shares		Average	Value of
	Under		Exercise	Options
	Option	Exercise Price	Price	Granted	Exercisable

Outstanding, December 31, 2006	85,200	$18.94 — $22.97	$19.63	$10.33	85,200
Expired	(40,000)	18.94	18.94

Outstanding, June 30,2007	45,200	19.25 — 22.97	20.24	10.27	45,200

The following table summarizes certain information pertaining to stock options outstanding under the Director Option Plan follows:

		Options Outstanding		Options Exercisable
Range of	Number	Weighted-Average		Number
Exercisable	Outstanding	Remaining	Weighted-Average	Exercisable	Weighted-Average
Options	At 6/30/07	Contractual Life	Exercise Price	6/30/07	Exercise Price

$19.25 — $22.97	45,200	1.40 yrs.	$20.24	45,200	$20.24

Note 13. Retirement Plans
The following table provides the components of net periodic pension benefit cost and other post-retirement benefit cost for the three months ended June 30, (in thousands):

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Service cost	$29	$1,065	$—	$32
Interest cost	3,581	3,771	1,212	2,084
Expected return on plan assets	(3,425)	(3,238)	(134)	—
Amortization of prior service cost	75	315	(627)	—
Amortization of net losses	515	764	982	1,951

Net periodic benefit cost	$775	$2,677	$1,433	$4,067

The following table provides the components of net periodic pension benefit cost and other post-retirement benefit cost for the six months ended June 30, (in thousands):

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Service cost	$58	$2,130	$—	$64
Interest cost	7,162	7,542	2,424	4,133
Expected return on plan assets	(6,850)	(6,476)	(268)	—
Amortization of prior service cost	150	630	(1,287)	—
Amortization of net losses	1,030	1,528	1,964	4,098

Net periodic benefit cost	$1,550	$5,354	$2,833	$8,295

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2006 that it expects its minimum pension funding requirements to be $10.0 million during 2007. During the three and six months ended June 30, 2007, the Company made contributions of $3.5 million and $3.6 million to its pension plans. The Company presently anticipates contributing an additional $6.4 million to fund its pension plans in 2007 for a total of $10.0 million based upon the Company’s most recent estimate. The Company’s obligations under these retirement plans may be subject to compromise in the Company’s bankruptcy proceedings.
The Company contributed $2.9 million and $5.5 million during the three and six months ended June 30, 2007 to its defined contribution employee savings plans.
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

Note 14. Segment Information
The Company produces a broad range of assemblies and modules for vehicle body structures and suspension systems for the global automotive industry. The Company’s operations have similar characteristics including the nature of products, production processes and customers. The Company’s products include body structures and assemblies, lower vehicle frames and structures, chassis modules and systems and suspension components. Management reviews the operating results of the Company and makes decisions based upon two operating segments: North America and International. The following is a summary of selected data for each of our segments, excluding discontinued operations, expect for total assets (in thousands):

	North America	International	Total
Three months ended June 30, 2007:
Revenues	$279,575	$383,778	$663,353
Restructuring and asset impairment charges	16,882	1,442	18,324
Operating income (loss)	(3,084)	27,318	24,234
Total assets	$906,317	$1,228,912	$2,135,229

Three months ended June, 2006:
Revenues	$326,390	$351,083	$677,473
Restructuring and asset impairment charges	25,213	3,129	28,342
Operating income (loss)	(22,520)	17,681	(4,839)
Total assets	$1,129,299	$1,172,412	$2,301,711

Six months ended June 30, 2007:
Revenues	$542,670	$739,134	$1,281,804
Restructuring and asset impairment charges	22,542	1,609	24,151
Operating income (loss)	(21,235)	41,463	20,228
Total assets	$906,317	$1,228,912	$2,135,229

Six months ended June 30, 2006:
Revenues	$668,815	$679,416	$1,348,231
Restructuring and asset impairment charges	27,624	3,240	30,864
Operating income (loss)	(32,271)	40,286	8,015
Total assets	$1,129,299	$1,172,412	$2,301,711
Inter-segment revenues are not significant for any period presented.
Note 15. Commitments and Contingencies
Key Employee Retention Plan Agreements
On March 30, 2005, the Bankruptcy Court entered an order approving the execution and implementation of a Key Employee Retention Program (“KERP”) by the Company and the assumption of certain executive contracts. Under the order, three separate retention funds were made available, including specific retention incentives for approximately 100 Key Employees (“the Core KERP Agreements”). Under the Core KERP Agreements, the Company agreed to pay the applicable employee a retention incentive. The total amount of the retention incentive (which varies by employee from 40% to 110% of base salary) is payable in four installments of 25% each, conditioned upon the employee’s continued employment by the Company through each of the scheduled payment dates. The four scheduled payment dates are (1) May 2, 2005; (2) November 2, 2005; (3) the effective date of emergence in the Company’s Chapter 11 proceedings; and (4) six months after the effective date of emergence in the Company’s Chapter 11 proceedings. In addition, a transition incentive pool was established for Key Employees whose roles will be phased out, but whose employment during such phase out remains critical and a discretionary fund was made available to address unanticipated retention needs. The cost of the Key Employee Retention program and the assumption of certain executive contracts is approximately $13.2 million. The Company did not recognize any expense during the three and six months ended June 30, 2007 in relation to this plan.
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
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The established liability for environmental matters is based upon management’s best estimates of expected investigation/remediation costs related to environmental contamination. It is possible that actual costs associated with these matters will exceed the environmental reserves established by the Company. Inherent uncertainties exist in the estimates, primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability and evolving technologies for handling site remediation and restoration. As of June 30, 2007 and December 31, 2006, the Company had accrued approximately $5.3 million and $10.2 million, respectively, for environmental remediation.
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

TA DELAWARE, INC.
Consolidating Balance Sheet at June 30, 2007
(Amounts in thousands)

				Non-Guarantor	Non-Guarantor
	R.J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,778	$—	$—	$85,257	$200	$—	$87,235
Accounts receivable	2,352	4,276	119,070	259,067	21,571	—	406,336
Inventories	—	—	39,850	58,856	11,959	—	110,665
Prepaid tooling and other	2,273	—	11,324	55,679	24,578	—	93,854

Total current assets	6,403	4,276	170,244	458,859	58,308	—	698,090

Property, plant and equipment, net	561	—	445,130	314,508	155,038	—	915,237
Investments in and advances to (from) affiliates	507,019	(332,630)	(832,608)	19,991	(23,440)	923,835	262,167
Goodwill	—	—	—	173,902	—	—	173,902
Other assets, net	3,112	—	13,196	54,032	15,493	—	85,833

	$517,095	$(328,354)	$(204,038)	$1,021,292	$205,399	$923,835	$2,135,229

Liabilities and Stockholders’ Investment (Deficit)
Current liabilities not subject to compromise:
Current maturities of long-term debt and capital lease obligations	$—	$—	$—	$16,470	$69,953	$—	$86,423
Current portion debtor-in-possession borrowings	651,000	—	—	—	—	—	651,000
Accounts payable	17,416	—	98,818	196,398	55,389	—	368,021
Accrued liabilities	29,085	—	65,484	73,316	6,568	—	174,453

Total current liabilities	697,501	—	164,302	286,184	131,910	—	1,279,897

Liabilities subject to compromise	628,168	391,588	279,255	—	—	(16,363)	1,282,648

Non-current liabilities not subject to compromise:
Long-term debt, net of current maturities	40,986	—	43,765	3,346	44,207	—	132,304
Obligations under capital leases, net of current maturities	—	—	—	28,733	—	—	28,733
Other non-current liabilities	3,703	—	33,345	82,559	11,982	—	131,589

Total non-current liabilities	44,689	—	77,110	114,638	56,189	—	292,626

Stockholders’ investment (deficit)	(853,263)	(719,942)	(724,705)	620,470	17,300	940,198	(719,942)

	$517,095	$(328,354)	$(204,038)	$1,021,292	$205,399	$923,835	$2,135,229

TA DELAWARE, INC.
Consolidating Statement of Operations for the Three Months Ended June 30, 2007
(Amounts in thousands)

				Non-Guarantor	Non-Guarantor
	R.J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated

Revenues	$—	$—	$279,619	$304,197	$79,537	$—	$663,353
Cost of sales	173	—	250,607	262,965	73,783	—	587,528

Gross profit	(173)	—	29,012	41,232	5,754	—	75,825
Selling, general and administrative expenses	(5,198)	—	20,650	14,585	3,230	—	33,267
Restructuring and asset impairment charges, net	2,440	(7,226)	27,196	(4,086)	—	—	18,324
Other operating expense/(income)	(4,582)	—	5,719	(62)	(1,075)	—	—

Operating income (loss)	7,167	7,226	(24,553)	30,795	3,599	—	24,234

Interest expense	26,299	—	866	899	2,192	—	30,256
Interest income	(354)	—	—	(635)	(110)	—	(1,099)
Intercompany interest expense/(income)	(8,245)	—	—	8,480	(235)	—	—
Chapter 11 and related reorganization items	11,804	—	—	—	—	—	11,804

Income (loss) before provision for income taxes, equity in earnings (losses) of joint ventures, and minority interest	(22,337)	7,226	(25,419)	22,051	1,752	—	(16,727)

Provision (benefit) for income taxes	923	181	—	6,680	481	—	8,265

Income (loss) before equity in earnings (losses) of joint ventures and subsidiaries and minority interest	(23,260)	7,045	(25,419)	15,371	1,271	—	(24,992)

Equity (losses) earnings in joint ventures and subsidiaries, net	(5,865)	(29,125)	—	5,538	—	34,923	5,471
Minority interest, net of tax	—	—	—	(2,559)	—	—	(2,559)

Net income (loss)	$(29,125)	$(22,080)	$(25,419)	$18,350	$1,271	$34,923	$(22,080)

TA DELAWARE, INC.
Consolidating Statement of Operations for the Six Months Ended June 30, 2007
(Amounts in thousands)

				Non-Guarantor	Non-Guarantor
	R.J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated

Revenues	$—	$—	$542,595	$589,256	$149,953	$—	$1,281,804
Cost of sales	(366)	—	511,824	518,301	142,440	—	1,172,199

Gross profit	366	—	30,771	70,955	7,513	—	109,605
Selling, general and administrative expenses	(12,211)	—	42,289	28,932	6,216	—	65,226
Restructuring and asset impairment charges, net	2,916	(9,666)	34,277	(3,376)	—	—	24,151
Other operating expense/(income)	(8,187)	—	10,474	517	(2,804)	—	—

Operating income (loss)	17,848	9,666	(56,269)	44,882	4,101	—	20,228

Interest expense	51,448	—	1,665	1,373	4,284	—	58,770
Interest income	(791)	—	—	(563)	(203)	—	(1,557)
Intercompany interest expense/(income)	(16,271)	—	—	16,848	(577)	—	—
Chapter 11 and related reorganization items	20,779	—	—	—	—	—	20,779

Income (loss) before provision for income taxes, equity in earnings (losses) of joint ventures, and minority interest	(37,317)	9,666	(57,934)	27,224	597	—	(57,764)

Provision (benefit) for income taxes	304	181	—	11,004	164	—	11,653

Income (loss) before equity in earnings (losses) of joint ventures and subsidiaries and minority interest	(37,621)	9,485	(57,934)	16,220	433	—	(69,417)

Equity (losses) earnings in joint ventures and subsidiaries, net	(37,338)	(74,959)	—	9,115	—	112,179	8,997
Minority interest, net of tax	—	—	—	(4,748)	—	—	(4,748)

Income (loss) from continuing operations	(74,959)	(65,474)	(57,934)	20,587	433	112,179	(65,168)
Loss from discontinued operations	—	—	(306)	—	—	—	(306)

Net income (loss)	$(74,959)	$(65,474)	$(58,240)	$20,587	$433	$112,179	$(65,474)

TA DELAWARE, INC.
Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2007
(Amounts in thousands — unaudited)

				Non-Guarantor	Non-Guarantor
	R. J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(74,959)	$(65,474)	$(58,240)	$20,587	$433	$112,179	$(65,474)

Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities Non-cash chapter 11 and related reorganization items, net	5,782	—	—	—	—	—	5,782
Non-cash restructuring and impairment, net	—	—	23,979	(628)	—	—	23,351
Depreciation	(180)	—	42,840	24,394	10,903	—	77,957
Deferred income tax provision (benefit)	1,729	—	—	4,650	146	—	6,525
Equity in earnings (losses) of joint ventures and subsidiaries, net	37,338	74,959	—	(9,115)	—	(112,179)	(8,997)
Non-cash minority interest	—	—	—	3,082	—	—	3,082
Changes in working capital and other operating items	(29,623)	(9,485)	11,544	(5,688)	6,603	—	(26,649)

Net cash provided by (used in) operating activities	(59,913)	—	20,123	37,282	18,085	—	15,577

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant and equipment	—	—	(20,137)	(13,587)	(13,942)	—	(47,666)
Cash proceeds from asset disposal	—	—	—	—	—	—	—

Net cash used in investing activities	—	—	(20,137)	(13,587)	(13,942)	—	(47,666)

FINANCING ACTIVITIES:
Proceeds from borrowings	—	—	—	8,799	8,878	—	17,677
Repayments of borrowings	—	—	—	(5,657)	(12,971)	—	(18,628)
Proceeds from DIP credit facility	423,000	—	—	—	—	—	423,000
Repayments of DIP credit facility borrowings	(367,000)	—	—	—	—	—	(367,000)

Net cash provided by (used in) financing activities	56,000	—	—	3,142	(4,093)	—	55,049

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,913)	—	(14)	26,837	50	—	22,960

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,691	—	14	58,420	150	—	64,275

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,778	$—	$—	$85,257	$200	$—	$87,235

TA DELAWARE, INC.
Consolidating Balance Sheet at December 31, 2006
(Amounts in thousands)

				Non-Guarantor	Non-Guarantor
	R.J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$5,691	$—	$14	$58,420	$150	$—	$64,275
Accounts receivable	2,072	2,812	76,829	234,137	23,800	—	339,650
Inventories	—	—	43,438	53,810	9,938	—	107,186
Prepaid tooling and other	2,929	—	20,479	43,069	27,541	—	94,018
Assets of discontinued operations	—	—	24,738	—	—	—	24,738

Total current assets	10,692	2,812	165,498	389,436	61,429	—	629,867

Property, plant and equipment, net	381	—	474,516	317,585	160,460	—	952,942
Investments in and advances to (from) affiliates	493,126	(273,896)	(808,881)	20,898	(5,028)	826,951	253,170
Goodwill	—	—	—	169,617	—	—	169,617
Other assets, net	9,357	—	23,003	53,654	15,384	—	101,398

	$513,556	$(271,084)	$(145,864)	$951,190	$232,245	$826,951	$2,106,994

Liabilities and Stockholders’ Investment (Deficit)
Current liabilities not subject to compromise:
Current maturities of long-term debt and capital lease obligations	$—	$—	$4	$10,261	$72,584	$—	$82,849
Current portion debtor-in-possession borrowings	595,000	—	—	—	—	—	595,000
Accounts payable	11,670	—	90,134	182,203	61,289	—	345,296
Accrued liabilities	32,647	—	59,675	67,768	6,664	—	166,754
Liabilities of discontinued operations	—	—	20,503	—	—	—	20,503

Total current liabilities	639,317	—	170,316	260,232	140,537	—	1,210,402

Liabilities subject to compromise	624,238	391,588	285,319	—	—	(16,363)	1,284,782

Non-current liabilities not subject to compromise:
Long-term debt, net of current maturities	40,986	—	43,765	4,023	44,836	—	133,610
Obligations under capital leases, net of current maturities	—	—	—	29,852	—	—	29,852
Other non-current liabilities	559	—	21,217	78,138	11,106	—	111,020

Total non-current liabilities	41,545	—	64,982	112,013	55,942	—	274,482

Stockholders’ investment (deficit)	(791,544)	(662,672)	(666,481)	578,945	35,766	843,314	(662,672)

	$513,556	$(271,084)	$(145,864)	$951,190	$232,245	$826,951	$2,106,994

TA DELAWARE, INC.
Consolidating Statement of Operations for the Three Months Ended June 30, 2006
(Amounts in thousands)

				Non-Guarantor	Non-Guarantor
	R.J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated

Revenues	$—	$—	$318,958	$269,277	$89,238	$—	$677,473
Cost of sales	(2,081)	—	299,666	233,860	89,481	—	620,926

Gross profit	2,081	—	19,292	35,417	(243)	—	56,547
Selling, general and administrative expenses	(11,349)	—	29,578	12,109	2,706	—	33,044
Restructuring and asset impairment charges, net	(65)	(4,416)	12,334	20,489	—	—	28,342
Other operating expense/(income)	(8,891)	—	8,081	810	—	—	—

Operating income (loss)	22,386	4,416	(30,701)	2,009	(2,949)	—	(4,839)

Interest expense	19,093	—	600	712	1,935	—	22,340
Interest income	(640)	—	2	32	(150)	—	(756)
Intercompany interest expense/(income)	(6,436)	—	—	6,778	(342)	—	—
Chapter 11 and related reorganization items	13,437	—	30,225	—	—	—	43,662

Income (loss) before provision for income taxes, equity in earnings of joint ventures, and minority interest	(3,068)	4,416	(61,528)	(5,513)	(4,392)	—	(70,085)

Provision (benefit) for income taxes	763	78	325	11,928	(1,209)	—	11,885

Income (loss) before equity in earnings (losses) of joint ventures and subsidiaries and minority interest	(3,831)	4,338	(61,853)	(17,441)	(3,183)	—	(81,970)

Equity (losses) earnings (losses) in joint ventures and subsidiaries, net	(75,892)	(79,723)	—	7,465	—	155,683	7,533
Minority interest, net of tax	—	—	—	(2,206)	—	—	(2,206)

Income (loss) from continuing operations	(79,723)	(75,385)	(61,853)	(12,182)	(3,183)	155,683	(76,643)
Income from discontinued operations	—	—	1,258	—	—	—	1,258

Net income (loss)	$(79,723)	$(75,385)	$(60,595)	$(12,182)	$(3,183)	$155,683	$(75,385)

TA DELAWARE, INC.
Consolidating Statement of Operations for the Six Months Ended June 30, 2006
(Amounts in thousands)

				Non-Guarantor	Non-Guarantor
	R.J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated

Revenues	$—	$—	$651,646	$515,291	$181,294	$—	$1,348,231
Cost of sales	(4,180)	—	619,956	449,384	177,631	—	1,242,791

Gross profit	4,180	—	31,690	65,907	3,663	—	105,440
Selling, general and administrative expenses	(21,225)	—	60,712	22,325	5,269	—	67,081
Restructuring and asset impairment charges, net	(60)	(8,558)	18,882	20,792	(192)	—	30,864
Other operating expense/(income)	(16,839)	—	14,724	1,595	—	—	(520)

Operating income (loss)	42,304	8,558	(62,628)	21,195	(1,414)	—	8,015

Interest expense	36,258	—	1,131	1,455	3,978	—	42,822
Interest income	(958)	—	(1)	79	(332)	—	(1,212)
Intercompany interest expense/(income)	(12,530)	—	—	13,205	(675)	—	—
Chapter 11 and related reorganization items	24,978	68	30,225	—	—	—	55,271

Income (loss) before provision for income taxes, equity in earnings (losses) of joint ventures, and minority interest	(5,444)	8,490	(93,983)	6,456	(4,385)	—	(88,866)

Provision (benefit) for income taxes	1,509	140	455	8,832	(1,206)	—	9,730

Income (loss) before equity in earnings (losses) of joint ventures and subsidiaries and minority interest	(6,953)	8,350	(94,438)	(2,376)	(3,179)	—	(98,596)

Equity earnings (losses) in joint ventures and subsidiaries, net	(87,119)	(94,072)	—	14,081	—	181,327	14,217
Minority interest, net of tax	—	—	—	(3,172)	—	—	(3,172)

Income (loss) from continuing operations	(94,072)	(85,722)	(94,438)	8,533	(3,179)	181,327	(87,551)
Income from discontinued operations	—	—	1,829	—	—	—	1,829

Net income (loss)	$(94,072)	$(85,722)	$(92,609)	$8,533	$(3,179)	$181,327	$(85,722)

TA DELAWARE, INC.
Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2006
(Amounts in thousands — unaudited)

				Non-Guarantor	Non-Guarantor
	R. J. Tower	Parent	Guarantor	Restricted	Unrestricted
	Corporation	Guarantor	Companies	Companies	Companies	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(94,072)	$(85,722)	$(92,609)	$8,533	$(3,179)	$181,327	$(85,722)

Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities
Non-cash chapter 11 and related reorganization items, net	8,389	68	30,225	—	—	—	38,682

Non-cash restructuring and impairment, net	—	—	10,986	15,327	—	—	26,313
Depreciation	166	—	46,297	22,216	12,726	—	81,405
Deferred income tax provision (benefit)	—	—	(2)	(11,605)	4,159	—	(7,448)
Equity in earnings (losses) of joint ventures and subsidiaries, net	87,119	94,072	—	(14,081)	—	(181,327)	(14,217)
Non-cash minority interest	—	—	—	81	—	—	81
Changes in working capital and other operating items	(26,442)	(8,418)	29,933	(663)	(4,485)	—	(10,075)

Net cash provided by (used in) operating activities	(24,840)	—	24,830	19,808	9,221	—	29,019

INVESTING ACTIVITIES:
Cash disbursed for purchases of property, plant and equipment	(10)	—	(24,953)	(21,231)	(14,165)	—	(60,359)
Cash proceeds from asset disposal	—	—	—	—	32,664	—	32,664

Net cash provided by (used in) investing activities	(10)	—	(24,953)	(21,231)	18,499	—	(27,695)

FINANCING ACTIVITIES:
Proceeds from borrowings	—	—	—	11,295	9,599	—	20,894
Repayments of borrowings	—	—	(6)	(6,547)	(37,333)	—	(43,886)
Proceeds from DIP credit facility	345,500	—	—	—	—	—	345,500
Repayments of DIP credit facility borrowings	(269,500)	—	—	—	—	—	(269,500)

Net cash provided by (used in) financing activities	76,000	—	(6)	4,748	(27,734)	—	53,008

NET CHANGE IN CASH AND CASH EQUIVALENTS	51,150	—	(129)	3,325	(14)	—	54,332

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	702	—	156	64,790	143	—	65,791

CASH AND CASH EQUIVALENTS, END OF PERIOD	$51,852	$—	$27	$68,115	$129	$—	$120,123

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
Results of Operations
Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006
Revenues. Sales decreased by $14.1 million, or 0.2%, during the three months ended June 30, 2007 to $663.4 million from $677.5 million during the three months ended June 30, 2006. The decrease is primarily due to lower volume and unfavorable product mix, which decreased revenue by $66.0 million during the 2007 period compared to the 2006 period. These impacts were partially offset by an increase in steel price recoveries from certain customers, favorable foreign exchange and other factors, which increased revenue by $14.8 million, $27.7 million and $9.4 million, respectively, during the 2007 period compared to the 2006 period.
Gross Profit and Gross Margin. Gross margin for the quarter ended June 30, 2007 was 11.4% compared to 8.3% for the comparable period of 2006. Gross profit increased by $19.3 million, or 34.1%, to $75.8 million during the 2007 period compared to $56.5 million during the 2006 period. The increase in gross profit was primarily the result of positive impacts of improved operating and purchasing efficiencies, customer accommodations, ongoing restructuring activities and other factors in the amounts of $11.2 million, $4.8 million, $11.2 million, $6.0 million and $4.2 million, respectively. These impacts were partially offset by lower volume and unfavorable product mix and raw material steel prices, which decreased gross profit by $12.2 million and $5.9 million, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.2 million, or 0.7%, to $33.3 million during the three months ended June 30, 2007 from $33.0 million for the corresponding period of 2006. Selling, general and administrative expenses represented 5.0% of revenues during the 2007 period in comparison to 4.9% in the 2006 period. The $0.2 million increase resulted primarily from higher workers compensation expenses, director fees and other expenses in the amount of $0.9 million, $0.7 million and $0.4 million, respectively. These expenses were partially offset by lower compensation costs and outside service costs of $0.8 million and $0.9 million, respectively.
Interest Expense. Interest expense increased by $7.9 million, or 35.4%, to $30.3 million during the 2007 period in comparison to $22.3 million in the 2006 period. The $7.9 million increase was primarily attributable to increased interest of $5.4 million related to the Company’s DIP financing facilities; and increased amortization expenses of $1.9 million related to the amendments to these DIP financing facilities.
In accordance with SOP 90-7, “Reorganization Under the Bankruptcy Code,” interest expense during the Company’s bankruptcy has been recognized only to the extent that it will be paid during the Company’s bankruptcy proceedings or that it is probable that it will be an allowed priority, secured or unsecured claim. Interest expense recognized by the Company is lower than the Company’s stated contractual interest for the three months ended June 30, 2007 and 2006 by $18.6 million and $18.3 million.
Chapter 11 and Related Reorganization Items. Chapter 11 and related reorganization expense decreased by $31.9 million to $11.8 million during the 2007 period compared to $43.7 million in the 2006 period. These costs primarily related to professional fees related to the Company’s bankruptcy proceedings, write-offs of deferred financing costs and lease rejection costs. See Notes 1 and 2 to the Condensed Consolidated Financial Statements.
Provision for Income Taxes. During the three months ended June 30, 2007, the Company recognized an income tax expense of $8.3 million related to a pre-tax net loss of $16.7 million. The Company recorded income tax expense that resulted from foreign income taxes related to the Company’s international operations and U.S. state taxes. Full valuation allowances were provided for U.S. Federal income tax benefits generated during the 2007 period.
During the three months ended June 30, 2006, the Company recognized an income tax expense of $11.9 million related to a pre-tax net loss of $70.1 million. The Company recorded income tax expense that resulted from foreign income taxes related to the Company’s international operations and U.S. state taxes. Full valuation allowances were provided for U.S. Federal income tax benefits generated during the 2006 period. These collective income tax provisions were offset by an $8.1 million tax benefit related to the reversal of a valuation allowance for certain tax loss carry-overs. The reversal of the valuation allowance resulted from the reorganization, completed in the 2006 period, at certain of the Company’s international operations. Such reorganization resulted in the ability to utilize tax loss carry-overs in future periods.
Equity in Earnings of Joint Ventures, Net of Tax. Equity in earnings of joint ventures, net of tax decreased by $2.1 million, or 27.4%, to $5.5 million during the three months ended June 30, 2007 from $7.5 million during the three months ended June 30, 2006. The decrease primarily resulted from the Company’s share of earnings from its joint venture interest in Metalsa.
Minority Interest, Net of Tax. Minority interest, net of tax, increased by $0.4 million, or 16.0%, to $2.6 million during the three months ended June 30, 2007 from $2.2 million during the three months ended June 30, 2006. The increase resulted primarily from higher earnings at the Company’s joint ventures in China, Tower Golden Ring, of $0.4 million.
Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006
Revenues. Sales decreased by $66.4 million, or 4.9%, during the six months ended June 30, 2007 to $1.3 billion from $1.3 billion during the six months ended June 30, 2006. The decrease is primarily due to lower volume and unfavorable product mix, which decreased revenue by $134.9 million during the 2007 period compared to the 2006 period. These impacts were partially offset by an increase in steel price recoveries from certain customers, favorable foreign exchange and other factors, which increased revenue by $6.0 million, $53.1 million and $9.4 million, respectively, during the 2007 period compared to the 2006 period.
Gross Profit and Gross Margin. Gross margin for the six months ended June 30, 2007 was 8.6% compared to 7.8% for the comparable period of 2006. Gross profit increased by $4.2 million, or 4.0%, to $109.6 million during the 2007 period compared to $105.4 million during the 2006 period. The increase in gross profit was primarily due to the positive impacts of improved operating and purchasing efficiencies, customer accommodations and ongoing restructuring activities in the amounts of $17.1 million, $9.8 million, $11.2 million, and $13.4 million, respectively. These impacts were partially offset by lower volume and unfavorable product mix, raw material steel prices and other factors in the amounts of $31.2 million, $15.2 million and $0.9 million, respectively, for the six months ended June 30, 2007 compared to the 2006 period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $1.9 million, or 2.8%, to $65.2 million during the six months ended June 30, 2007 from $67.1 million for the corresponding period of 2006. Selling, general and administrative expenses represented 5.1% of revenues during the 2007 and 5.0% during the 2006 period. The $1.9 million decrease resulted primarily from lower compensation costs, outside service costs and other expenses of $0.9 million, $1.8 million and $0.3 million, respectively. These decreases were partially offset by higher workers compensation expenses and director fees, in the amount of $0.5 million and $0.6 million, respectively.
Interest Expense. Interest expense increased by $15.9 million, or 37.2%, to $58.8 million during the 2007 period in comparison to $42.8 million in the 2006 period. The increase was primarily attributable to increased interest of $10.6 million related to the Company’s DIP financing facilities; and increased amortization expenses of $4.9 million related to the amendments to these DIP financing facilities.
Chapter 11 and Related Reorganization Items. Chapter 11 and related reorganization expense decreased by $34.5 million to $20.8 million during the 2007 period compared to $55.3 million in the 2006 period. These costs primarily related to professional fees related to the Company’s bankruptcy proceedings, write-offs of deferred financing costs and lease rejection costs. See Notes 1 and 2 to the Condensed Consolidated Financial Statements.
Provision for Income Taxes. During the six months ended June 30, 2007, the Company recognized an income tax expense of $11.7 million related to a pre-tax net loss of $57.8 million. The Company recorded income tax expense that resulted from foreign income taxes related to the Company’s international operations and U.S. state taxes. Full valuation allowances were provided for U.S. Federal income tax benefits generated during the 2007 period. These collective income tax provisions were offset by an $8.1 million tax benefit related to the reversal of a valuation allowance for certain tax loss carry-overs. The reversal of the valuation allowance resulted from the reorganization, completed in the 2006 period, at certain of the Company’s international operations. Such reorganization resulted in the ability to utilize tax loss carry-overs in future periods.
We adopted the provisions of FIN 48 on January 1, 2007, and decreased retained earnings by approximately $0.3 million. For further discussion, see Note 11 of the Condensed Consolidated Financial Statements.
During the six months ended June 30, 2006, the Company recognized income tax expense of $9.7 million in relation to a pre-tax net loss of $88.9 million. This income tax provision resulted primarily from the recognition of foreign income taxes and state taxes. Full valuation allowances were provided for U.S. Federal income tax benefits generated during the 2006 period.
Equity in Earnings of Joint Ventures, Net of Tax. Equity in earnings of joint ventures, net of tax decreased by $5.2 million, or 36.7%, to $9.0 million during the six months ended June 30, 2007 from $14.2 million during the six months ended June 30, 2006. The increase primarily resulted from the Company’s share of earnings from its joint venture interest in Metalsa.
Minority Interest, Net of Tax. Minority interest, net of tax increased by $1.6 million, or 49.7%, to $4.7 million during the six months ended June 30, 2007 from $3.2 million for the corresponding period of 2006. The increase resulted from higher earnings at the Company’s joint ventures in China, Tower Golden Ring and WuHu, and the Company’s joint venture in Germany, Dr. Meleghy, of $0.8 million, $0.4 million and $0.3 million, respectively.
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
During the three and six months ended June 30, 2007, the Company recognized expense of $18.3 million and $24.2 million, respectively, related to restructuring and asset impairments compared to an expense of $28.3 million and $30.9 million for the three and six months ended June 30, 2006, respectively. The decrease of $10.0 million and $6.7 million is primarily the result of additional, previously disclosed, plant closure activities during the 2006 period, which did not occur during the comparable 2007 period.

Liquidity and Capital Resources
During the first six months of 2007, the Company’s cash requirements were met through operations and a $725 million commitment of debtor-in-possession financing (“DIP Financing”). At June 30, 2007, the Company had available liquidity in the amount of $128.0 million, which consisted of $87.2 million of cash on hand and the availability of $40.8 million for borrowing under facilities that expired upon the Company’s emergence from bankruptcy.
Net cash provided by operating activities was $15.6 million during the six months ended June 30, 2007 compared to net cash provided by operating activities of $29.0 million during the six months ended June 30, 2006. The change was due to a decrease of $0.1 million in the net loss after excluding non-cash charges, related to Chapter 11 and reorganization items, restructuring and asset impairment charges, depreciation expenses, deferred income tax expenses, and equity in earnings of joint ventures. Working capital items (accounts receivable, inventory, pre-paid tooling and other, accounts payable and accrued liabilities) decreased cash flow by $34.6 million. The decrease was offset by improved cash utilization from other assets and liabilities of $21.1 million.
Net cash used in investing activities was $47.7 million during the first six months of 2007 compared to net cash used in investing activities of $27.7 million in the corresponding period of 2006. During the first quarter of 2006, the Company sold its Gunpo, South Korea facility and received cash proceeds of approximately $32.7 million. The Company disbursed cash of $47.7 million for purchases of property, plant and equipment during the six months ended June 30, 2007 as compared to $60.4 million in the comparable 2006 period.
Net cash provided by financing activities was $55.0 million during the first six months of 2007 compared to net cash provided of $53.0 million during the comparable period of 2006. During the six months ended June 30, 2007, borrowings related to the DIP facility more than offset repayments by $56.0 million. Borrowings related to the Company’s non-DIP debt offset repayments associated with that debt by $1.0 million.
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
Advances under the DIP Agreement bear interest at a fixed rate per annum equal to (x) the greatest (as of the date the advance is made) of the prime rate, the Base CD Rate (as defined in the DIP Agreement) plus 1%, or the Federal Funds Effective Rate (as defined in the DIP Agreement) plus 0.5%, plus (y) 1.75% prior to the amendment and 2.75%, as amended, in the case of a loan under the revolving facility, or 2.25% prior to the amendment and 3.5%, as amended in the case of the term loan. Alternatively, the Debtors may request that advances be made at a variable rate equal to (x) the Adjusted LIBO Rate (as defined in the DIP Agreement), for a one-month, three-month, six-month, or nine-month period, at the election of the Debtors, plus (y) 2.75% prior to the amendment and 3.75%, as amended, in the case of a loan under the revolving facility, or 3.25% prior to the amendment and 4.5%, as amended in the case of the term loan. In addition, the DIP Agreement obligates the Debtors to pay certain fees to the Lenders as described in the DIP Agreement. At June 30, 2007, $40.8 million was available for borrowing under the revolving credit and letter of credit facility. At June 30, 2007, the weighted average interest rate associated with borrowings pertaining to the DIP Agreement was 9.82%. The DIP Agreement matured on August 2, 2007 and the Debtors’ paid all borrowings pertaining to the DIP Agreement on July 31, 2007 as part of the sale transaction to Cerberus Capital Management, L.P. as discussed further in Note 1.
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
Draws were made against the issued second lien letters of credit in the amount of $41 million as of June 30, 2007. The Debtors’ paid all borrowings pertaining to the Back-Stop Agreement on July 31, 2007 as part of the sale transaction to Cerberus Capital Management, L.P. as discussed further in Note 1.
Stock Options
Effective January 1, 2006, the Company accounts for stock-based compensation utilizing the fair value approach described in SFAS No. 123 (R) — “Shared-Based Payment” (“SFAS No. 123 (R)”). On September 20, 2005, the Company fully vested the entire unvested portion of its outstanding stock options. The Company accelerated the vesting of these options because it is the Company’s opinion that expensing the remaining unvested portion of the options in accordance with SFAS No 123 (R) does not represent the economic cost to the Company given the Company’s Chapter 11 status. Therefore, the adoption of SFAS No. 123 (R) had no material impact on the Company’s financial statements.
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
At June 30, 2007, the Company had total debt not subject to compromise in the bankruptcy proceedings of $898.5 million. The debt is composed of fixed rate debt of $114.5 million and floating rate debt of $784.0 million. The pre-tax earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt not subject to compromise would be approximately $8.0 million, holding other variables constant. A one-percentage point increase in interest rates would not materially impact the fair value of the fixed rate debt not subject to compromise.
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
The majority of the Company’s product offerings are produced from steel. A byproduct of the production process is scrap steel, which is sold. Steel prices and scrap steel prices rose significantly during the first six months of 2007 compared to 2006. The adverse impact of higher steel prices is expected to continue in 2007. The Company is pursuing several initiatives to mitigate the impact of such raw material price increases on its results of operations. Such initiatives include moving more steel purchases to customer repurchase programs, pursing selling price increases from customers and reducing other operating costs, among other initiatives. The Company can provide no assurance that such initiatives will be successful.
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
Disclosure Regarding Forward-Looking Statements
All statements, other than statements of historical fact, included in this Form 10-Q or incorporated by reference herein, are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intends”, “project”, “plan” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management as well as on assumptions made by and information currently available to the Company at the time such statements were made. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside the control of the Company, such as risks relating to: (i) the Company’s reliance on major customers and selected vehicle platforms; (ii) the cyclicality and seasonality of the automotive market; (iii) the failure to realize the benefits of acquisitions and joint ventures; (iv) the Company’s ability to obtain new business on new and redesigned models; (v) the Company’s ability to achieve the anticipated volume of production from new and planned supply programs; (vi) the general economic or business conditions affecting the automotive industry (which is dependent on consumer spending), either nationally or regionally, being less favorable than expected; (vii) the Company’s failure to develop or successfully introduce new products; (viii) increased competition in the automotive components supply market; (ix) unforeseen problems associated with international sales, including gains and losses from foreign currency exchange; (x) implementation of or changes in the laws, regulations or policies governing the automotive industry that could negatively affect the automotive components supply industry; (xi) changes in general economic conditions in the United States, Europe and Asia; and (xii) various other factors beyond the Company’s control. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.
During the six months ended June 30, 2007, the Company implemented changes in internal controls over financial reporting activities. Such changes included:
•	Enhanced monthly and quarterly financial reviews with regional finance departments and senior management;

•	Enhanced account reconciliations at the corporate headquarters;

•	Enhanced quarterly tax provision methodology; and

•	Invested in financial personnel in the international operations.
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